Form 10-K
period 2007-12-31
EchoStar CORP
filed 2008-02-26
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

Commission file number: 001-33807

EchoStar Corporation
formerly known as EchoStar Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Inverness Circle E.
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 706-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the registrant’s common stock was not publicly traded.

As of February 19, 2008, the Registrant’s outstanding common stock consisted of 42,026,585 shares of Class A common stock and 47,687,041 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.  For further discussion see Item 1A.  Risk Factors.  The risks and uncertainties include, but are not limited to, the following:

•
We may not realize the potential benefits that we expect from our separation (“Spin-off”) from DISH Network.  Certain of these benefits depend upon market acceptance of our separation from DISH Network which we cannot predict and which may be affected by significant cross-ownership by our Chairman and Chief Executive Officer as well as interlocks between management and the board of directors of us and DISH Network.

•
We will incur significant costs as a newly independent company, which may exceed our estimates.  There will also be negative effects arising from our separation from DISH Network, including loss of access to its financial resources.

•
We currently depend on DISH Network and Bell ExpressVu for substantially all of our revenue, and the loss of, or a significant reduction in orders from, or a decrease in selling prices of set-top boxes to either of these two customers would significantly reduce our revenue and adversely impact our operating results.

•
We currently have substantial unused satellite capacity.  Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.  In addition, because a substantial portion of the capacity of each of our AMC-15, AMC-16 and EchoStar IX satellites remains without long-term anticipated use by DISH Network, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability we could be required to record a substantial impairment charge relating to one or more of these satellites.  We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred would have a material adverse effect on our reported operating results and financial position.

•
Our historical combined financial information included in this report is not indicative of our future financial position, future results of operations or future cash flows, nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.  We were not profitable during the years ended December 31, 2007, 2006 and 2005, as our operations have historically been dedicated primarily to support DISH Network and we provided our products and services to DISH Network at cost.

•
We may face actual or perceived conflicts of interest with DISH Network in a number of areas relating to our past and ongoing relationships, including (i) cross-officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, and (iv) business responsibilities.

•
Our ability to decrease our losses or to generate revenues will depend in part on our ability to grow our business.  This may require significant additional capital that may not be available on terms that would be attractive to us or at all.  In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

•
We may also use a significant portion of our existing cash and marketable securities to fund stock buyback programs.  Our board of directors has approved a program in which we may repurchase up to $1.0 billion of our Class A common stock during 2008.

i

•
If DISH Network enters into a business combination transaction, or if Mr. Ergen no longer controls a majority of the voting power of DISH Network or of us, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in our sales to DISH Network as a result of a change in control of DISH Network would have a significant material adverse effect on our business and financial position.

•
Our future success may depend on our ability to identify and successfully exploit opportunities to acquire other businesses or technologies to complement, enhance or expand our current business or products or otherwise offer us growth opportunities.  We may not be able to pursue these growth opportunities successfully.

•
We have entered into certain strategic transactions and investments, and we may increase our strategic investment activity in the United States and in international markets.  These investments, which we believe could become substantial over time, involve a high degree of risk, are concentrated in a few companies and could expose us to significant financial losses if the underlying ventures are not successful.  These investments may also cause us to defer or suspend share repurchases.

•
Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe their patents and proprietary rights.  We may be required to cease developing or marketing infringing products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims of others.

•	We depend on sales of set-top boxes for nearly all of our revenue, and if sales of our set-top boxes decline, our business and financial position will suffer.

•
Our commercial success in selling our set-top boxes to cable television operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our set-top boxes.  The owners of these conditional access systems are in many cases competitors of ours.  There can be no assurance we will be able to obtain such licenses on acceptable terms or at all.

•
In order to grow our revenue and business and to build a large customer base, we believe we will be required to increase our sales of set-top boxes in international markets.  We have limited experience selling our set-top boxes internationally.  To succeed in expanding these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets.

•
Our set-top boxes are extremely complex and can have defects in design, manufacture or associated software.  We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing or warranty repairs.

•
We obtain many components for our set-top boxes from a single supplier or a limited group of suppliers.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.

•
Future demand for our set-top boxes will depend significantly on the growing market acceptance of high definition television, or HDTV.  The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming.

•
If we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes on Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  The adverse affect on our business could be material.  To the extent that DISH Network does not indemnify us, we could also have to pay substantial additional damages.

•
The fixed satellite services industry is highly competitive and is characterized by long-term leases and high switching costs. It will be difficult to displace customers from their current relationships with our competitors and we may face competition from others in the future.

•
Satellites are subject to significant operational risks while in orbit. While we believe that our satellite fleet is generally in good condition, certain satellites in our fleet have experienced malfunctions or anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. Therefore, the loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on us.

ii

•
We are subject to comprehensive governmental regulation by the FCC for our domestic satellite operations. We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union. Domestic and international regulations regarding the licensing, authorization and operations of satellite communications providers may restrict our fixed satellite services operations.

•
We do not anticipate carrying insurance for any of the in-orbit satellites that we will own, and we will bear the risk of any failures in our in-orbit satellites.  Because we bear this risk, failures in our in-orbit satellites could have a material adverse effect on our reported operating results and financial position.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.  We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.  The words “DISH Network,” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

PART I

Item 1.	BUSINESS

OVERVIEW

Our Business

EchoStar Corporation (“EchoStar,” the “Company,” “we,” “us” and/or “our”), formerly known as EchoStar Holding Corporation, is a newly formed entity which had not conducted any operations prior to its Spin-off from DISH Network on January 1, 2008.  We were incorporated in Nevada on October 12, 2007 to effect the Spin-off.  We had no material assets or activities as a separate corporate entity until the contribution of assets to us by DISH Network immediately prior to the completion of the Spin-off.  We have historically operated a digital set-top box business that comprises substantially all of our historical revenue.  We intend to develop a fixed satellite services business using our fleet of owned and leased in-orbit satellites.

Our set-top box business designs, develops and distributes set-top boxes and related products for direct-to-home (”DTH”) satellite service providers.  Most of our set-top boxes are sold to DISH Network, but we also sell a significant number of set-top boxes to Bell ExpressVu and other international customers.  We currently employ over 700 engineers in our set-top box and related businesses.

We intend to develop our fixed satellite services business using our eight owned or leased in-orbit satellites and related FCC licenses, a network of seven full service digital broadcast centers, and leased fiber optic capacity with points of presence in approximately 150 cities.  We expect that our primary customer initially will be DISH Network.  However, we also expect to lease capacity in the spot market and to government and enterprise customers.

We have entered into commercial agreements with DISH Network pursuant to which we will have the obligation to sell set-top boxes and related products and provide fixed satellite services to DISH Network at set prices for a period of two years.  However, DISH Network is under no obligation to purchase our set-top boxes and related products during or after this two-year period and DISH Network may terminate the agreements to receive fixed satellite services upon 60 days notice.

As part of DISH Network, we competed with many of our potential customers.  We believe our separation from DISH Network may expand our opportunities to enter into commercial relationships with these and other new customers, although there can be no assurance that we will be successful in entering into any of these commercial relationships.

Other Information

We were organized in October 2007 as a corporation under the laws of the State of Nevada.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  Our principal executive offices are located at 90 Inverness Circle E., Englewood, Colorado 80112 and our telephone number is (303) 706-4444.

We were formerly a wholly-owned subsidiary of DISH Network.  On September 25, 2007, DISH Network announced its intention to pursue the disposition of 100% of its shareholdings in us through a tax-free distribution to DISH Network’s shareholders. Effective as of the distribution date of January 1, 2008, DISH Network completed the distribution of our common shares to its shareholders.  The distribution was effectuated through a pro-rata dividend to DISH Network’s shareholders consisting of 0.20 of a share of the same class of our common stock for each share of common stock owned by DISH Network shareholders on December 27, 2007, the record date for the Spin-off.

Our Relationship with Dish Network

Following the Spin-off, our company and DISH Network will operate independently, and neither will have any ownership interest in the other.  In order to govern certain of the ongoing relationships between our company and DISH Network after the Spin-off and to provide mechanisms for an orderly transition, we and DISH Network entered into certain agreements pursuant to which we will obtain certain services and rights from DISH Network, DISH Network will obtain certain services and rights from us, and we and DISH Network will indemnify each other against certain liabilities arising from our respective businesses.  The key terms of these agreements are summarized under “Certain Intercompany Agreements” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

In the near term, we expect that DISH Network will remain our principal customer.  Pursuant to the commercial agreements we entered into with DISH Network, we will sell equipment, including set-top boxes to DISH Network and we will provide broadcast services and other products and services to DISH Network, in each case at cost plus an additional amount equal to an agreed percentage of our cost, which will vary depending on the nature of the products and services provided.  We determined that, on a pro forma basis, the weighted average margin over cost for these sales was approximately 13.1% for the year ended December 31, 2007.  This margin over cost was determined based on specific margins over cost for various categories of equipment that we sold to DISH Network in the relevant period, applying in each case the applicable margin over cost as to which we and DISH Network agreed pursuant to our commercial agreements.  Because of continual advancements in the technology and functionality of the equipment and services we will provide to DISH Network as well as DISH Network’s right under our commercial agreements to terminate on 60 days’ notice, the implied margins derived from our pro forma financial statements do not necessarily reflect the margins we will earn on equipment sales to DISH Network in the future, and we expect that the margins we will earn on sales to DISH Network in the future will likely be based largely on the results of periodic negotiations between us and DISH Network that will reflect, among other things, the equipment and services that best meet DISH Network’s then current needs and its sales and marketing priorities, the product and service alternatives available to DISH Network from other suppliers, and our ability to respond to DISH Network ’s requirements and to continue to differentiate ourselves from other suppliers on bases other than pricing.

BUSINESS SEGMENTS

We will operate two primary businesses, a digital set-top box business and a fixed satellite services business.  Our set-top box business designs, develops and distributes set-top boxes and related products primarily for satellite service providers and consumers.  Our fixed satellite services business will be developed using assets which were contributed to us by DISH Network in connection with the Spin-off.

Digital Set-Top Business

Set-top Boxes and Related Products

Our set-top boxes permit consumers to watch, control and record television programming through digital video recorder, or DVR, technology integrated with satellite receivers.  Certain of our set-top boxes are also capable of incorporating internet protocol television, or IPTV, functionality, which allows consumers to download movies, music and other content from the internet through an Ethernet connection.

Our current set-top box lineup includes:

•
Standard-definition (“SD”) basic digital set-top boxes:  These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content and make use of a variety of interactive applications. These applications include an on-screen interactive program guide, pay-per-view offerings, the ability to support V-chip type technology, games and shopping and parental control.

•
SD-DVR digital set-top boxes:  In addition to the functionality of a SD basic digital set-top box, these devices enable subscribers to pause, stop, reverse, fast forward, record and replay live or recorded digital television content using a built-in hard drive capable of storing up to 200 hours of content. They also include the ability to support video-on-demand, or VOD, services.

•
High-Definition (“HD”) digital set-top boxes:  These devices enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the functionality of a SD digital set-top box.

•
HD-DVR digital set-top boxes:  These devices combine the functionality of the HD set-top box and the DVR digital set-top box into a single device. Our most-advanced HD-DVR set-top boxes are capable of storing up to 350 hours of SD, or 55 hours of HD, content, contain IPTV functionality, and allow users to greatly increase their DVR storage capacity through the use of external hard drives.

•
In addition to set-top boxes we also design and develop related products such as satellite dishes, remote controls and other devices and accessories, and we will soon begin offering new digital-to-analog converter boxes, which will allow consumers to view, record and play back local over-the-air analog and digital broadcasts on analog TV sets.

Sling Media

Sling Media, Inc. (“Sling Media”) was acquired in October 2007 by Dish Network and was transferred to us as part of the Spin-off.  Sling Media is the maker of the Slingbox™, which allows consumers to watch and control their television programming at any time, from any location, using personal computers, personal digital assistants, smartphones and other digital media devices.

Fixed Satellite Services

We operate six owned and two leased in-orbit satellites. We also have one owned and one leased satellite under construction.

We also operate a number of digital broadcast centers in the United States. Our principal digital broadcast centers are located in Cheyenne, Wyoming and Gilbert, Arizona. We also have five regional digital broadcast centers that allow us to utilize the spot beam capabilities of our satellites. Programming and other data is received at these centers by fiber or satellite, processed, and then “uplinked” to our satellites for transmission to consumers. Equipment at our digital broadcast centers also performs compression and encryption of our customers’ programming signals.

Our transponder capacity is currently used for a variety of applications:

•
Broadcasting Services.  We lease satellite transponder capacity to broadcasters and programmers who use our satellites to deliver their programming to U.S. cable systems and cable households. Our satellites are also used for the transmission of live sporting events and satellite news gathering services.

•
Government Services.  We lease satellite capacity and provide technical services to US government agencies and contractors. We believe the U.S. government may increase its use of commercial satellites for Homeland Security, emergency response, continuing education, distance learning, and training.

•
Network Services.  We lease satellite transponder capacity and provide terrestrial network services to corporations. These networks are dedicated private networks that allow delivery of video and data services for corporate communications. Our satellites can be used for point to point or point to multi-point one-way or two-way communications.

•
Satellite IP.  We currently aggregate content at our digital broadcast centers and offer transport services for over 300 channels of MPEG IV IP encapsulated standard-definition and high-definition programming from our satellite located at the 85 degree orbital location. We intend to offer these wholesale programming transport services to telecommunication companies, rural cable operators, local exchange carriers and wireless broadband providers.

Other Business Opportunities

DISH Network has entered into agreements to construct and launch an S-band satellite and to lease its transponder capacity to a Hong Kong joint venture, which in turn will sublease a portion of such transponder capacity to an affiliate of a Chinese governmental entity to support the development of satellite-delivered mobile video services in China.  DISH Network also has recently completed several other strategic investments, and we intend to evaluate new strategic development opportunities both in the United States and in other international markets.  These investments have been transferred to us as part of the Spin-off, and are part of our strategy to expand our business and support the development of new satellite-delivered services, such as mobile video services.  The expertise we obtain through these investments may also help us to improve and expand the services that we provide to our existing customers.

However, these investments involve many significant risks, including, among other things, the risks that required regulatory approvals and other conditions may not be obtained or satisfied, that we may not be able to enter into necessary distribution and other relationships, and that the companies in which we invest or with whom we partner may not be able to compete effectively in their markets or that there may be insufficient demand for the new services planned by these companies.

During 2007 DISH Network participated in an FCC auction for licenses in the 1.4 GHz band and was the winning bidder for several licenses with total winning bids of $57 million.  DISH Network transferred these licenses to us in the Spin-off.  Subsequent to the Spin-off, as described below, we entered into a commercial agreement with TerreStar Corporation and TerreStar Networks Inc. regarding these licenses.

On February 7, 2008, we completed several transactions under a Master Investment Agreement, dated as of February 5, 2008 between us on the one hand, and TerreStar Corporation and TerreStar Networks on the other hand.  Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6½% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014; and $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014.

The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and will mature on June 15, 2014.  The Exchangeable Notes are exchangeable for shares of TerreStar Corporation common stock based on a price of $5.57 per share following effectiveness of TerreStar Corporation stockholder approval.  TerreStar Networks may be obligated to repurchase all or a part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks or if stockholder approval of the issuance of TerreStar Corporation common stock is not effective by July 23, 2008.  The Exchange Notes will bear interest at 6.5% per annum, with such interest being payable in additional Exchangeable Notes through March 2011.  Additional cash interest may be payable in the event that certain milestones leading to the effectiveness of the stockholder approval are not met.

We also entered into a Purchase Money Credit Agreement with TerreStar and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger have each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks.  Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods.

We also entered into a Spectrum Agreement with TerreStar Corporation and TerreStar Networks.  Under the Spectrum Agreement, one of our subsidiaries will enter into a lease, with TerreStar Corporation as lessee, of the 1.4 GHz spectrum that we acquired in 2007.  TerreStar Corporation will also have the option exercisable on or before July 23, 2008, to acquire the intermediate holding company through which we hold the spectrum, in exchange for the issuance by TerreStar Corporation of 30 million shares of its common stock.  The issuance of these common shares and exercise by TerreStar Corporation of its option will be subject to shareholder approval of the issuance of these shares.

Our Business Strategy

Expand set-top box business to additional customers.  We believe our separation from DISH Network could enhance our opportunities to sell set-top boxes to a broader group of multi-channel video distributors. Historically, many of our potential customers have perceived us as a competitor due to our affiliation with DISH Network. As a result of our recent separation from DISH Network, we believe that we could have opportunities to enter into commercial relationships with other multi-channel video distributors.  There can be no assurance, however, that we will be successful in entering into any of these commercial relationships (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and related management).

Leverage satellite capacity and related infrastructure.  Our fixed satellite services business benefits from excess satellite and fiber capacity that we believe was in large part created through innovation and operational efficiencies. While we expect that DISH Network will initially be our primary customer for fixed satellite services, we believe market opportunities exist to utilize our capacity to provide digital video distribution, satellite-delivered IP, corporate communications and government services to a broader customer base.

Offer comprehensive network infrastructure solutions.  We intend to leverage our over 700 engineers to customize infrastructure solutions for a broad base of customers. For example, we could offer a customer the ability to deliver a fully integrated video programming solution, incorporating our satellite and backhaul capacity, customized set-top boxes and network design and management.

Capitalize on change in regulations.  Changes in federal law and regulations applicable to the set-box industry may create opportunities for us to expand our business.

•
Digital transition.  Congress has mandated that by February 2009 all network broadcasts be transmitted digitally, which will require households that receive over-the-air broadcast signals with an analog television to obtain a digital converter device.  This digital converter device is a new product and we believe that we are in a position to develop and market devices that could allow us to effectively compete in this new market.

•
Removable security systems.  The Federal Communications Commission, or FCC, mandated that by July 2007 cable providers use removable security modules to provide conditional access security for television content.  The FCC intends for this regulation to spur competition in the retail set-top box market, providing an even playing field between leased cable set-top boxes and retail-bought, cable-ready TVs and set-top box equipment.  We believe this new regulation may create an opportunity for us to compete on a more level field in the domestic market for cable set-top boxes.

Exploit international opportunities.  We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure, and we intend to continue to try to secure new customer relationships from international direct-to-home satellite service providers.

Pursue strategic partnerships, joint ventures and acquisitions.  We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Act on the set-top box replacement cycle.  The broader adoption of high definition television by consumers will require more advanced compression (e.g., MPEG-4) and security technologies within set-top boxes.  This may launch a replacement cycle, particularly among direct-to-home and cable providers with substantial bases of legacy equipment, which may create additional market opportunities for us.

Customers

Digital Set-top Box Business

Historically, the primary customer of our digital set-top box business has been DISH Network.  For the fiscal years ended December 31, 2007, 2006 and 2005, DISH Network accounted for approximately 83.8%, 84.5% and 85.6% of our total historical revenue, respectively.  In addition, Bell ExpressVu, a direct-to-home satellite service provider in Canada, accounted for 10.7%, 12.2% and 11.4%, respectively, of our historical total revenue for the fiscal years ended December 31, 2007, 2006 and 2005.  We also currently sell our set-top boxes to other international direct-to-home satellite service providers, although these customers do not account for a significant amount of our total revenue.

In the near term, we expect to rely on DISH Network to remain the primary customer of our set-top box business and the primary source of our total revenue.  We have entered into commercial agreements with DISH Network pursuant to which we are obligated to sell set-top boxes and related products to DISH Network at set prices for a period of two years.  However, DISH Network is under no obligation to purchase our set-top boxes or related products during or after this two-year period.  In addition, a substantial majority of our international revenue during the years ended December 31, 2007 and 2006, respectively, was attributable to sales of set-top boxes to Bell ExpressVu.  We cannot provide assurance that we will continue to make sales to Bell ExpressVu at historical levels, or at all.  In addition, because of the competitive nature of the set-top box business and the short-term nature of our binding purchase orders with Bell ExpressVu, we could in the future be required to reduce the average selling-prices of our set-top boxes to Bell ExpressVu, which in turn would adversely affect our gross margins and profitability.  We are currently in discussions with Bell ExpressVu regarding an extension to our current arrangements for the sale of set-top boxes and there can be no assurance that these discussions will enable us to maintain our sales to Bell ExpressVu or that if we are able to maintain our sales to Bell ExpressVu that we will not be required to sell equipment at lower margins or enter into other arrangements that may affect our revenues or earnings from our Bell ExpressVu relationship.

Fixed Satellite Services

We lease transponder capacity on our satellite fleet primarily to DISH Network, but also to a small number of government and enterprise customers, telecommunications companies and other users.  In the near term, due to our limited base of customers, we expect to have a substantial amount of excess capacity.  For the year ended December 31, 2007, DISH Network accounted for approximately 93.9% of our pro forma total fixed satellite services revenue.  We have entered into certain transitional commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with fixed satellite services at fixed prices for up to two years.  However, DISH Network may terminate these agreements upon 60 days notice.  While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including DISH Network’s ability to launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  Our other fixed satellite service sales are generally characterized by shorter-term contracts or spot market sales.

Future costs associated with our excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.  In addition, because a substantial portion of the capacity of each of our AMC-15, AMC-16 and EchoStar IX satellites remains without long-term anticipated use by DISH Network, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or more of these satellites.  We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred would have a material adverse effect on our reported operating results and financial position. We performed a preliminary assessment of the recoverability of the satellites contributed by DISH Network assuming the Spin-off had been consummated and preliminarily concluded that the recoverability of the satellites was not impaired as of the distribution date.

Marketing and Sales

Historically, our sales and marketing efforts have been limited in scope and focused on international opportunities because the majority of our products and services were provided to DISH Network pursuant to purchase orders and not long term contracts.  In addition, we historically did not actively seek opportunities with other multi-channel video providers in light of our relationship with DISH Network, which is a competitor to many of these video providers.  Therefore, to successfully implement our business strategy we will need to significantly expand our marketing and sales capabilities both domestically and internationally.  In particular, we will need to expand our marketing and sales capabilities with domestic multi-channel video providers other than DISH Network.

Manufacturing and Material Sources

Although we design, engineer and distribute set-top boxes and related products, we are not generally engaged in the manufacturing process.  Instead we outsource the manufacturing of our set-top boxes and related products to third party manufacturers who manufacture our products according to specifications supplied by us.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of set-top boxes and related products.  Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business.  Sanmina-SCI Corporation and Jabil Circuit, Inc. currently manufacture the majority of our set-top boxes.

Research and Development

For the fiscal years ended December 31, 2007, 2006 and 2005, we have invested approximately $79 million, $56 million and $46 million, respectively, in research and development primarily related to our set-top box business.

Competition

Digital Set-top box Business

As we seek to establish ourselves in the digital set-top box industry as an independent business we will face substantial competition.  Many of our primary competitors, such as Motorola and Cisco, which recently acquired Scientific Atlanta, have established longstanding relationships with their customers.  In addition, some of these competitors own the conditional access technology deployed by their customers, which creates an additional barrier to entry for us.  We may not be able to license this technology from these competitors on favorable terms or at all.  In addition, we may face competition from international developers of set-top box systems who may be able to develop and manufacture products and services at costs that are substantially lower than ours.  Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring new technologies to market to keep pace with our competitors.

Fixed Satellite Services Business

We compete against larger, well-established fixed satellite service companies, such as Intelsat, SES Americom and Telesat Canada, in an industry that is characterized by long-term leases and high switching costs. Therefore, it will be difficult to displace customers from their current relationships with our competitors. Intelsat and SES Americom maintain key North American orbital slots which may further limit competition and competitive pricing. In addition, our fixed satellite service business could face significant competition from suppliers of terrestrial communications capacity.

While we believe that there may be opportunities to capture new business as a result of market trends such as the digital transition and the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

Satellite Fleet Overview

As discussed above, we have six owned and two leased in-orbit satellites, and one owned and one leased satellite currently under construction.  While we believe that overall our satellite fleet is generally in good condition, during 2007 and prior periods certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We do not anticipate carrying insurance for any of the in-orbit satellites that we will own, and we will bear the risk associated with any in-orbit satellite failures.

		Degree	Useful
	Launch	Orbital	Life/
Satellites	Date	Location	Lease Term
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	N/A
EchoStar VI	July 2000	110	12
EchoStar VIII	August 2002	110	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10

Leased:
AMC-15	December 2004	105	10
AMC-16	January 2005	85	10

Under Construction:
CMBStar (owned)	Late 2008
AMC-14 (leased)	March 2008

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy.  As a result of past traveling wave tube amplifier (“TWTA”) failures, only 18 transponders are currently available for use.  Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies at the 61.5 degree location.  While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

EchoStar IV.  EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest.  The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel.  As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated.  There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

EchoStar VI.  EchoStar VI was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite.  Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings.  During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86.  While the useful life of the satellite has not been affected, commercial operability has been reduced.  The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel.  The power reduction resulting from the solar array failures which currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode, is expected to decrease to 25 and 12, respectively, by September 2008.  The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

EchoStar VIII.  EchoStar VIII was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel.  EchoStar VIII also includes spot-beam technology.  This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite.  However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

EchoStar IX.  EchoStar IX was designed to operate 32 fixed satellite services transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”).  The satellite also includes a C-band payload which is owned by a third party.  Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations.  A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite.  During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

EchoStar XII.  EchoStar XII was designed to operate 13 transponders at 270 watts per channel in CONUS mode, which provides service to the entire continental United States, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate the satellite in CONUS mode.  EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures.  The cause of the failures is still being investigated.  The design life of the satellite has not been affected.  However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.  The extent of this impact is being investigated.  There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life.  See discussion of evaluation of impairment in “Long-Lived Assets” in Note 3 in the Notes to the Statement of Net Assets to be Contributed by DISH Network in Item 15 of this Annual Report on Form 10-K.

Leased Satellites

AMC-15.  AMC-15 commenced commercial operation during January 2005 and currently operates at the 105 degree orbital location.  This SES Americom fixed satellite services satellite is equipped with 24 Ku fixed satellite services transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.

AMC-16.  AMC-16 commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES Americom fixed satellite services satellite is equipped with 24 Ku-band transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.

Satellites Under Construction

CMBStar.  The CMBStar satellite is an S-band satellite intended to be used in our mobile video project in China and is scheduled to be completed during the second half of 2008.  If the required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to a Hong Kong joint venture, which in turn will sublease a portion of the transponder capacity to an affiliate of a Chinese regulatory entity.  There can be no assurance that the regulatory approvals will be obtained or contractual conditions satisfied.

AMC-14.  AMC-14 will launch and commence commercial operation in March 2008 at the 61.5 degree orbital location.  The satellite is being equipped with transmit antennas optimized for multiple orbital locations, providing greater backup flexibility in the event certain other in-orbit satellites fail. DISH Network expects to enter into an initial ten-year lease for all of the capacity of AMC-14.

We are also parties to contracts for the construction of three additional Ka and/or Ku band satellites which are expected to be completed between 2009 and 2011.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic operations.  We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union (“ITU”).  Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the satellite and set-top box equipment markets.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.

Regulations Applicable to Satellite Operations

FCC Jurisdiction over our Satellite Operations.  The Communications Act gives the FCC broad authority to regulate the operations of satellite operators.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•	the assignment of satellite radio frequencies and orbital locations;

•	licensing of satellites, earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;

•	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•
ensuring compliance with the terms and conditions of such assignments and authorizations, including required timetables for construction and operation of satellites and other due diligence requirements;

•	avoiding interference with other radio frequency emitters; and

•	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations governing the operations of satellite communications providers.

In order to obtain FCC satellite licenses and authorizations, satellite operators must satisfy strict legal, technical and financial qualification requirements.  Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of ongoing due diligence obligations, construction milestones, and various reporting requirements.  Applications for new or modified satellites and earth stations are necessary for further development and expansion of satellites services.  Necessary federal approval of these applications may not be granted, or may not be granted in a timely manner.

Overview of Our Satellites Licenses and Authorizations.  This overview describes our satellite licenses and authorizations.

Our satellites are located in orbital positions, or slots, that are designated by their western longitude.  An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band.  Each transponder on our satellites typically exploits one frequency channel.  Through digital compression technology, we can currently transmit up to 13 standard-definition digital video channels from each transponder.  Several of our satellites also include spot-beam technology which enables us to provide services on a local or regional basis, but reduces the number of video channels that could otherwise be offered across the entire United States.

We have U.S. DBS licenses for 30 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States.  We are also currently operating on the two unassigned frequencies at the 61.5 degree orbital location under a conditional special temporary authorization.  That authority requires periodic renewal.  The licensing of those two channels is under FCC review, and also subject to an FCC moratorium on new DBS applications.  The FCC has previously found that existing DBS providers will not be eligible for the two unassigned channels at the 61.5 degree orbital location.  EchoStar Satellite L.L.C. has a pending reconsideration petition of that decision.

We also have the right to use 32 frequencies at a Mexican DBS orbital slot at the 77 degree orbital location and hold licenses or have entered into agreements to lease capacity on satellites at the following fixed satellite services orbital locations including:

•
500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing service to CONUS, plus 500 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

•
500 MHz of Ku spectrum divided into 24 frequencies at the 105 degree orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS, Alaska and Hawaii; and

•
500 MHz of Ku spectrum divided into 24 frequencies at the 85 degree orbital location, currently capable of providing service to CONUS, plus approximately 720 MHz of Ka spectrum capable of providing service through spot beams to CONUS.

We also hold authorizations to construct additional satellites at other orbital locations.  Specifically, we hold Ka-band licenses at the 97 and 113 degree orbital locations.  More recently, we were granted authority for a “tweener” DBS satellite at the 86.5 degree orbital location.  That authorization will be conditioned on final FCC licensing and service rules in the “tweener” proceeding, in which the FCC is examining permitting satellites to operate from orbital locations 4.5 degrees (half of the usual 9 degrees) away from traditional DBS satellites.  The FCC has also granted authorizations to Spectrum Five for a tweener satellite at the 114.5 degree orbital location.  EchoStar Satellite L.L.C. has challenged the Spectrum Five authorization, and Telesat Canada, a Canadian satellite operator, has challenged our authorization.

Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines.  There can be no assurance that we will develop acceptable plans to meet these deadlines, or that we will be able to utilize these orbital slots.

Duration of our Satellite Licenses.  Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is 10 years; fixed satellite services licenses generally are for 15 year terms.  In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject again to possible renewal by the FCC.

Opposition and other Risks to our Licenses.  Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses.  In addition, we may not have fully complied with all of the FCC reporting and filing requirements in connection with our satellite authorizations. Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

FCC Rulemaking Affecting our Licenses and Applications.  A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending.  We cannot be sure that the FCC will grant any of our satellite applications, or that the authorizations, if granted, will not be subject to onerous conditions.  Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations.  The FCC has also imposed a $3 million bond requirement for our fixed satellite services satellite licenses, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite.

Reverse Band (17/24 GHz BSS) Spectrum.  The FCC has recently announced licensing and service rules for the 17/24 GHz BSS or “reverse band” spectrum, which could create substantial additional capacity for satellite providers.  It could also result in additional satellite competition from new entrants.  Under FCC rules, we are eligible for up to five orbital locations.  Our final application filed during the first quarter 2008 included the following five orbital locations:  110.4 degree west longitude, 107 degree west longitude, 79 degree west longitude, 75 degree west longitude and 61.15 degree west longitude.  We cannot predict when, or whether, the FCC will grant our applications.  Other applicants’ selected orbital locations that might limit the utility of this new spectrum for our operations, i.e., splitting the available frequencies at an orbital location with another applicant.  Our ability to take advantage of U.S. spectrum may also be constrained by satellite licensees from other nations that may have international priority over U.S. licensees.  The FCC has also imposed a $3 million bond requirement for Reverse Band satellites, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services.  The FCC has also authorized the use of terrestrial communication services (“MVDDS”) in the DBS band.  MVDDS licenses were auctioned in 2004.  Despite regulatory provisions to protect DBS operations from harmful interference, there can be no assurance that operations by other satellite or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

International Satellite Competition and Interference.  As noted above, we have received authority to provide service from a Mexican orbital slot at 77 degrees.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  For instance, DIRECTV recently obtained FCC authority to provide service to the United States from a Canadian DBS orbital slot.  It may also provide a means by which to increase our available satellite capacity in the United States.  In addition, a number of administrations, such as Great Britain and The Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference into our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.  The risk of harmful interference will depend upon the final rules adopted in the FCC’s “tweener” proceeding.

Emergency Alert System.  The Emergency Alert System (“EAS”) requires participants to interrupt programming during nationally declared emergencies and to pass through emergency-related information.  The FCC requires satellite carriers to participate in the “national” portion of EAS, and is considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events.  We cannot be sure that this requirement will not affect us adversely by requiring us to devote additional resources to complying with EAS requirements.

The International Telecommunication Union.  Our satellites also must conform to the International Telecommunication Union (“ITU”) requirements and regulations.  We have cooperated, and continue to cooperate, with the FCC in the preparation of ITU filings and responses.  “Requests for modification” that have been filed by the United States government for our satellites are pending or in various stages of completion.  We cannot predict if all the required requests will be made or when the ITU will act upon them.

Regulations Applicable to Set-top box Operations

FCC Jurisdiction over Set-top Box Operations.  Our set-top boxes and similar devices must also comply with FCC technical standards and requirements.  The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Plug and Play.  Cable companies were required to separate the security functionality from their set-top boxes to increase competition and encourage the sale of set-top boxes in the retail market by July 1, 2007.  Traditionally, cable service providers sold or leased set-top boxes with integrated security functionality to subscribers. DBS providers are not currently subject to the removable security requirements.  The development of a retail market for cable set-top boxes could provide us with an opportunity to expand operations providing set-top box equipment to non-DBS households.  The FCC has an open proceeding addressing the need to expand the scope of the cable “plug and play” rules, and the need for all-video provider set-top box solutions.  If the FCC were to extend or expand its separate security rules to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted.  Specifically, if a retail DBS set-top box market develops capable of accepting the security modules, we risk reduced sales if competitors produce DBS set-top boxes.

NTIA Digital Converter Box Program.  The Commerce Department’s National Telecommunications and Information Administration (“NTIA”) has established a coupon program allowing U.S. households to request up to two coupons, worth $40 each, to be used toward the purchase of up to two, digital-to-analog converter boxes as part of the February 2009 digital television transition.  This program is necessary to ensure that consumers with analog televisions will continue to be able to view over-the-air broadcast signals after the digital transition.  Our converter box (“TR-40”) was approved by NTIA on December 19, 2007.  We intend to actively market and sell our TR-40 box to households that are likely to purchase digital-to-analog converter boxes through the NTIA coupon program.

Export Control Regulation

We are required to obtain import and export licenses from the United States government to receive and deliver components of direct-to-home satellite television systems.  In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

PATENTS AND TRADEMARKS

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we will offer.  In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, obtain licenses from the holders of the intellectual property at a material cost, or redesign those products in such a way as to avoid infringing the patent claims.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.

We may not be aware of all intellectual property rights that our products may potentially infringe.  In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware.  Further, the process of determining definitively whether a claim of infringement is valid often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases may also include treble damages in certain circumstances.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Legal Proceedings.”

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge and waste management.  We attempt to maintain compliance with all such requirements.  We do not expect capital or other expenditures for environmental compliance to be material in 2007 or 2008.  Environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2007, 2006 and 2005, see Note 8 in the Notes to the Combined Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We have approximately 1,500 employees.  In addition, DISH Network provides us with certain management and administrative services, which will include the services of certain employees of DISH Network.  See “Certain Intercompany Agreements — Management Services Agreement” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The Public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder.  Our code of ethics is available on our corporate website at www.echostar.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table sets forth the name, age and offices with EchoStar Corporation (“EchoStar”) of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	54	Chairman, Chief Executive Officer and Director
R. Stanton Dodge	40	Executive Vice President, General Counsel and Secretary
Bernard L. Han	43	Executive Vice President and Chief Financial Officer
Mark W. Jackson	47	President, EchoStar Corporation
Dean A. Olmstead	52	President, Satellite Services
Steven B. Schaver	53	President, EchoStar International Corporation

Charles W. Ergen.  Mr. Ergen has been Chairman of the Board of Directors and Chief Executive Officer of DISH Network since its formation and, during the past five years, has held various executive officer and director positions with DISH Network’s subsidiaries.  Mr. Ergen has also been the Chairman of the Board of Directors and Chief Executive Officer of EchoStar since October 2007.  Mr. Ergen, along with his spouse and James DeFranco, was a co-founder of DISH Network in 1980.

R. Stanton Dodge.  Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and EchoStar and is responsible for all legal affairs of DISH Network, EchoStar and their subsidiaries.  Mr. Dodge serves as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network.  Since joining DISH Network in November 1996, he has held various positions in DISH Network’s legal department.  Prior to joining DISH Network, Mr. Dodge was a law clerk to the Hon. Jose D.L. Marquez of the Colorado Court of Appeals.  He received his J.D., magna cum laude, from Suffolk University Law School in 1995 and his B.S. in accounting from the University of Vermont in 1991.

Bernard L. Han. Mr. Han was named Executive Vice President and Chief Financial Officer of DISH Network in September 2006 and is currently responsible for all accounting, finance and information technology functions of DISH Network and EchoStar.  Mr. Han serves as our Executive Vice President and Chief Financial Officer pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network.  From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.  Prior to October 2002, he held positions as Executive Vice President and Chief Financial Officer and Senior Vice President and Chief Marketing Officer at America West Airlines, Inc.

Mark W. Jackson.  Mr. Jackson is currently the President of EchoStar and oversees all day to day operations of EchoStar.  Mr. Jackson served as the President of EchoStar Technologies Corporation from June 2004 through December 2007 and Senior Vice President from April 2000 until June 2004.

Dean A. Olmstead. Mr. Olmstead joined EchoStar as President of Satellite Services in January 2008 and is responsible for all aspects of our satellite services business.  From May 2006 until January 2008, Mr. Olmstead served as an advisor to Loral Space & Communications (“Loral”) on strategic and growth opportunities for Loral’s satellite service businesses, which completed a merger with Telesat in October 2007, and he served on Loral’s Board of Directors.  From March 2005 to September 2006, he was President of Arrowhead Global Solutions, which was acquired by CapRock Communications in May 2007.  From November 2001 to September 2004, Mr. Olmstead was President and CEO of SES Americom and a member of the SES Global Executive Committee, where he led SES’ expansion from Europe to become one of the top global providers of satellite communications.

Steven B. Schaver.  Mr. Schaver was named President of EchoStar International Corporation in April 2000.  Mr. Schaver served as DISH Network’s Chief Financial Officer from February 1996 through August 2000 and served as DISH Network’s Chief Operating Officer from November 1996 until April 2000.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such.  Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

THE ECHOSTAR SPIN-OFF

On January 1, 2008, DISH Network completed the Spin-off of our technology and certain infrastructure assets.  DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.

Unaudited Pro Forma Combined and Adjusted Financial Information

Our audited historical combined financial statements reflect the historical financial position and results of operations of entities included in the consolidated financial statements of DISH Network, principally representing only the digital set-top box business, using the historical results of operations and historical bases of assets and liabilities of this business.  Our historical combined financial statements reflect sales to DISH Network at cost and do not include certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off.  These assets and liabilities, which primarily comprise our fixed satellite services business, have been separately audited and are included in the Statement of Net Assets to be Contributed by DISH Network and the Unaudited Pro Forma Combined and Adjusted Financial Information included herein.  DISH Network acquired Sling Media on October 19, 2007 and contributed to us in the Spin-off.  Our historical financial data includes financial information for Sling Media from the acquisition date through December 31, 2007.  We have prepared unaudited pro forma combined financial statements, which include Sling Media’s financial information from January 1, 2007 to the acquisition date, to make adjustments for and give effect to the Spin-off.

The Unaudited Pro Forma Combined and Adjusted Financial Information give effect to:

•	the contribution by DISH Network to us of the net assets to primarily be used in our fixed satellite services business;

•	the contribution by DISH Network to us of $1.0 billion in cash;

•	the results of operations and other expenses, including depreciation expenses, related to the assets contributed to us by DISH Network comprising our fixed satellite services business;

•	the impact of the transition services and commercial agreements between us and DISH Network; and

•	the distribution of approximately 89.7 million shares of our common stock to holders of DISH Network stock.

The share numbers are based on DISH Network share numbers as of December 31, 2007, and the settlement amount is based on our balances as of December 31, 2007.

The unaudited pro forma combined financial statements presented below have been derived in part from our audited combined financial statements for the year ended December 31, 2007.  These unaudited pro forma combined financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

The unaudited pro forma combined statement of operations for the year ended December 31, 2007 have been prepared as if the transactions described above occurred as of January 1, 2007.  The unaudited pro forma combined balance sheet as of December 31, 2007 has been prepared as if these transactions occurred as of December 31, 2007.  The pro forma adjustments are based upon available information and assumptions that management believes are reasonable based on our current plans and expectations.  Our historical financial, pro forma and other data included in this report are not necessarily indicative of our future financial position, future results of operations or future cash flows, nor do they reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Our unaudited pro forma combined statement of operations does not give effect to initial expenses directly attributable to the Spin-off because of their non-recurring nature.  A significant portion of these non-recurring charges to effect the separation were incurred by DISH Network, such as outside legal and accounting fees relating to the Spin-off, office move costs, costs to separate information systems and temporary consulting costs.  We will incur separation costs that have a future benefit to our company such as employee compensation expenses and temporary labor used to develop ongoing processes.  See “Certain Intercompany Agreements” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ECHOSTAR CORPORATION
UNAUDITED PRO FORMA COMBINED AND ADJUSTED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007
(In thousands, except per share data)

		Pro Forma				Pro Forma		Pro Forma
	EchoStar	Spin		EchoStar	Sling Media	Acquisition		Combined and
	Historical (1)	Adjustments		Pro Forma	Historical (2)	Adjustments		Adjusted
	(In thousands)
Revenue:
Equipment and other sales - DISH Network	$1,294,215	$169,931	(a)	$1,464,146	$-	$-		$1,464,146
Equipment sales	249,850	-		249,850	23,220	-		273,070
FSS - DISH Network	-	316,881	(b)	316,881	-	-		316,881
FSS - other	-	20,567	(c)	20,567	-	-		20,567
Other - DISH Network	-	13,592	(d)	13,592	-	-		13,592
Total revenue	1,544,065	520,971		2,065,036	23,220	-		2,088,256

Costs and Expenses:
Cost of equipment and other sales	1,451,704	4,080	(e)	1,455,784	16,201	-		1,471,985

FSS cost of sales (exclusive of depreciation and amortization (f))	-	155,859	(f)	155,859	-	-		155,859
Marketing and sales	6,731	-		6,731	21,210			27,941
Research and development	78,790	-		78,790	13,095	2,492	(m)	94,377
General and administrative	83,514	13,047	(g)	96,561	5,307	749	(m)	102,617
Depreciation and amortization	9,705	225,885	(h)	235,590	10	10,930	(n)	246,530
Total costs and expenses	1,630,444	398,871		2,029,315	55,823	14,171		2,099,309

Operating income (loss)	(86,379)	122,100		35,721	(32,603)	(14,171)		(11,053)

Other Income (Expense):
Interest income	10,459	54,605	(i)	65,064	395	-		65,459
Interest expense, net of amounts capitalized	(796)	(33,907)	(j)	(34,703)	(10)	-		(34,713)
Other	(6,479)	(127)		(6,606)	(516)	-		(7,122)
Total other income (expense)	3,184	20,571		23,755	(131)	-		23,624

Income (loss) before income taxes	(83,195)	142,671		59,476	(32,734)	(14,171)		12,571
Income tax (provision) benefit, net	(2,105)	48,983	(k)	46,878	(103)	33,820	(o)	80,595
Net income (loss)	$(85,300)	$191,654		$106,354	$(32,837)	$19,649		$93,166

Pro forma earnings (loss) per share:
Basic (l)								$1.04
Diluted (l)								$1.03
Pro forma shares outstanding:
Basic (l)								89,712
Diluted (l)								90,167

(1)	Includes Sling Media financial data from the acquisition date (October 19, 2007) through December 31, 2007
(2)	Includes Sling Media financial data from January 1, 2007 through the acquisition date, October 19, 2007.

See accompanying notes.

ECHOSTAR CORPORATION
UNAUDITED PRO FORMA COMBINED AND ADJUSTED BALANCE SHEET
As of December 31, 2007
(In thousands, except per share data)
						EchoStar
		Net Assets	EchoStar	Pro Forma		Pro Forma
	EchoStar	to be	Historical	Spin		Combined and
	Historical	Contributed	Combined	Adjustments		Adjusted
	(In thousands, except for per share amounts)
	ASSETS
Current Assets:
Cash and cash equivalents	$41,082	$1,000,000	$1,041,082	$-		$1,041,082
Marketable investment securities	491,185	-	491,185	-		491,185
Trade accounts receivable net of allowance for doubtful accounts	34,154	3,900	38,054	-		38,054
Inventories, net	21,043	9,957	31,000	-		31,000
Current deferred tax assets	-	5,731	5,731	1,813	(p)	7,544
Other current assets	23,290	7,951	31,241	-		31,241
Total current assets	610,754	1,027,539	1,638,293	1,813		1,640,106
Restricted cash and marketable investment securities	-	3,150	3,150	-		3,150
Property and equipment, net	213,837	1,302,767	1,516,604	-		1,516,604
FCC authorizations	42,873	123,121	165,994	-		165,994
Intangible assets, net	71,646	142,898	214,544	-		214,544
Goodwill (Note 2)	248,428	-	248,428			248,428
Investments in affiliates	59,160	-	59,160	-		59,160
Other noncurrent assets, net	14,212	20,335	34,547	-		34,547
Total assets	$1,260,910	$2,619,810	$3,880,720	$1,813		$3,882,533

	LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$22,786	$-	$22,786	$(16,961)	(r)	$5,825
Deferred revenue	4,055	-	4,055			4,055
Accrued expenses	22,191	15,800	37,991	(1,585)	(r)	36,406
Current portion of long-term debt	1,365	39,168	40,533	-		40,533
Total current liabilities	50,397	54,968	105,365	(18,546)		86,819

Long-term obligations, net of current portion:
Long-term debt	2,344	339,542	341,886	-		341,886
Deferred tax liabilities	651	239,971	240,622	(62,650)	(p)	177,972
Other long-term liabilities	-	-	-	-		-
Total long-term obligations, net of current portion	2,995	579,513	582,508	(62,650)		519,858

Total liabilities	53,392	634,481	687,873	(81,196)		606,677

Net investment in EchoStar (Owner's Equity (Deficit)):

Preferred Stock of EchoStar, $.001 par value, 20,000,000 shares authorized	-	-	-	-		-
EchoStar Class A common stock, $.001 par value, 1,600,000,000 shares authorized	-	-	-	42	(q)	42
EchoStar Class B common stock, $.001 par value, 800,000,000 shares authorized	-	-	-	48	(q)	48
Accumulated other comprehensive income (loss)	66,696	-	66,696	-		66,696
Owner's net investment	1,140,822	-	1,140,822	2,068,248	(r)	3,209,070
Net assets to be contributed	-	1,985,329	1,985,329	(1,985,329)	(r)	-

Total net investment in EchoStar (Owner's equity (deficit))	1,207,518	1,985,329	3,192,847	83,009		3,275,856

Total liabilities and net investment in EchoStar (Owner's equity (deficit))	$1,260,910	$2,619,810	$3,880,720	$1,813		$3,882,533

See accompanying notes.

ECHOSTAR CORPORATION
UNAUDITED NOTES TO PRO FORMA COMBINED FINANCIAL DATA

Adjustments to Pro Forma Combined Statements of Operations:

The pro forma adjustments for the Spin-off represent the estimated incremental revenue and expenses of EchoStar associated with operating as a stand-alone company, primarily consisting of the results of operations and other expenses, including depreciation expenses, associated with the net assets contributed to us by DISH Network to primarily be used in our fixed satellite services business and our commercial agreements with DISH Network (see “Certain Intercompany Agreements” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions”).

(a)
Represents incremental revenue on equipment sales to DISH Network at cost plus an additional amount that is equal to an agreed percentage of our cost, which will vary depending on the nature of the equipment provided.  The additional amount was determined for purposes of the pro forma income statement based on specific margins over cost for different categories of equipment as to which we and DISH Network have reached an understanding.  We calculated pro forma revenues by applying these margins to the mix of equipment supplied to DISH Network for the year ended December 31, 2007, thus determining a weighted average margin over cost for these sales of approximately 13.1% for the year ended December 31, 2007.  Applying these weighted average margins over cost to the historical cost of equipment and other sales to DISH Network for the year ended December 31, 2007, we calculated pro forma adjustments to revenue of $170 million for the year ended December 31, 2007.

Our margin over cost for sales to DISH Network on a pro forma basis depended to a significant extent on the nature of equipment supplied to DISH Network and therefore may be subject to change based on changes in the mix of our equipment sales to DISH Network, although we do not expect any such change to be material.  Future margins will depend on this product mix as well as other factors that may lead to future changes in product margins from those as to which we and DISH Network reached an initial understanding, including performance capabilities and technical specifications of the equipment we supply to DISH Network, which may affect the weighted average margin over cost.  Had the margin over cost on equipment supplied to DISH Network on a pro forma basis been 1% higher or lower than was originally determined, our pro forma revenues and pro forma operating income would have increased or decreased, respectively, by $12.9 million for the year ended December 31, 2007.

(b)
Represents revenue for sales of services to DISH Network related to the satellites, uplink and satellite transmission assets to be contributed to us by DISH Network, including uplink, telemetry, tracking and control, and professional engineering services.

(c)	Represents revenue for sales of services to third-parties related to the satellites, uplink and satellite transmission assets to be contributed to us by DISH Network.

(d)	Primarily represents rental revenue related to buildings contributed to us by DISH Network, and leased back to DISH Network.

(e)	Represents incremental cost of sales related to the purchase of remanufactured receivers from DISH Network, which are resold to third parties, pursuant to our receiver agreement with DISH Network.

(f)
Represents cost of sales related to services sold to DISH Network and other third-parties related to the satellites, uplink and satellite transmission assets to be contributed to us by DISH Network, including satellite leasing, uplink, telemetry, tracking and control services.  These amounts are exclusive of depreciation and amortization expense.

ECHOSTAR CORPORATION
UNAUDITED NOTES TO PRO FORMA COMBINED FINANCIAL DATA - Continued

Depreciation and amortization expense consists of the following:

For the Year Ended
December 31,
2007
(In thousands)
Satellites	139,132
Furniture, fixtures, equipment and other	64,233
Identifiable intangible assets subject to amortization	17,905
Buildings and improvements	4,615
Total depreciation and amortization	$225,885

(g)	Represents additional general and administrative expenses primarily related to corporate overhead expenses and related employee benefits charged to us by DISH Network.

(h)
Represents additional depreciation and amortization expense primarily associated with the satellites, uplink and satellite transmission assets and certain other real estate assets contributed to us by DISH Network.

(i)
Represents interest income primarily related to the $1.0 billion of cash contributed to us by DISH Network.  The amount of interest income was calculated assuming that $1.0 billion was contributed on January 1, 2007 and was invested in marketable instruments similar to those held by DISH Network in its marketable investment securities portfolio, using DISH Network’s weighted-average interest rate earned on that portfolio of approximately 5.3% for the year ended December 31, 2007.  We intend to use this cash for, among other things, satellite construction, strategic investments and other initiatives. We expect that following the Spin-off, our working capital requirements will be funded primarily by cash flow generated from operations.  We may also use a portion of these funds to repurchase shares of our Class A common stock.

(j)	Represents additional interest expense primarily associated with the satellite capital leases for AMC-15 and AMC-16 contributed to us by DISH network.

(k)
Represents the tax effect of pro forma adjustments using our blended Federal, state and international statutory tax rate adjusted for permanent differences and the release of our valuation allowance of $72 million in 2007.  The release of the valuation allowance is based on our commercial agreements with DISH Network, which, together with existing third-party contracts, is expected to result in EchoStar having taxable income for the foreseeable future.  As a result, we expect to use all of our federal net operating losses before they expire.  Additionally, we expect sufficient capital gains to offset any realized capital losses within the statutory period related to the impairments included in the deferred tax assets.

(l)
The calculation of pro forma basic earnings per share and shares outstanding is based on the number of shares of DISH Network common stock outstanding as of December 31, 2007 adjusted for the distribution ratio of one share of EchoStar common stock for every five shares of DISH Network common stock.  The calculation of pro forma diluted earnings per share and shares outstanding for the period presented is based on the number of shares of DISH Network common stock outstanding as of December 31, 2007 and diluted shares of common stock outstanding as of December 31, 2007 adjusted for the same distribution ratio.  This calculation may not be indicative of the dilutive effect that will actually result from the replacement of DISH Network stock-based awards held by our employees and employees of DISH Network or the grant of new stock based awards.

(m)	Represents amortization, based on vesting requirements, of prepaid compensation expense related to the acquisition of Sling Media.

(n)
Represents additional amortization expense related to the purchase price allocation for the acquisition of Sling Media. See the purchase price allocation in Note 2 in the Notes to Combined Financial Statements in Item 15 of this Annual Report on Form 10-K.

The pro forma adjustments for the acquisition of Sling Media are as follows:

(o)
Primarily represents the reversal of Sling Media’s deferred tax asset valuation allowance and the change in deferred taxes for the pro forma adjustment.  The release of the valuation allowance based on our commercial agreements with DISH Network, which, together with existing third-party contracts, are expected to result in EchoStar having taxable income for the foreseeable future.  As a result, we expect to use all of our federal net operating losses before they expire, including those attributable to Sling Media.

ECHOSTAR CORPORATION
UNAUDITED NOTES TO PRO FORMA COMBINED FINANCIAL DATA - Continued

Adjustments to Pro Forma Combined Balance Sheet:

Further information regarding the Net Assets to be Contributed can be found in the audited Statement of Net Assets included in this Annual Report on Form 10-K.  The pro forma balance sheet adjustments for the Spin-off represent the following:

(p)
Represents the tax effect of pro forma adjustments using our pro forma blended Federal and state statutory tax rate, the reduction of net operating losses and credits not transferred to EchoStar as part of the transaction and the release of our valuation allowance.  The release of the valuation allowance based on our commercial agreements with DISH Network, which, together with existing third-party contracts, are expected to result in EchoStar having taxable income for the foreseeable future.  As a result, we expect to use all of our federal net operating losses before they expire.  Additionally, we expect sufficient capital gains to offset any realized capital losses within the statutory period as related to the impairments included in the deferred tax assets.

(q)	Represents the distribution of approximately 89.7 million shares of our common stock to holders of DISH Network common stock.

(r)	Represents the elimination of DISH Network’s net investment in us and the contribution of $1.0 billion of cash and other net assets by DISH Network to us.

Item 1A.                      RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial also may become important factors that affect us.  If any of the following events occur, our business, financial condition or results of operation could be materially and adversely affected.

General Risks Affecting Our Business

We currently depend on DISH Network and Bell ExpressVu for substantially all of our revenue and DISH Network accounted for over 80% of our revenue in the years ended December 31, 2007, 2006 and 2005; the loss of, or a significant reduction in orders from, either of DISH Network or Bell ExpressVu would significantly reduce our revenue and adversely impact our operating results.

DISH Network accounted for approximately 83.8%, 84.5% and 85.6% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, Bell ExpressVu accounted for approximately 10.7%, 12.2% and 11.4% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively.  Any reduction in sales to DISH Network or Bell ExpressVu or in the prices they pay for the products and services they purchase from us would have a significant negative impact on our business.  Moreover, because our sales to these customers are made pursuant to standard purchase orders, these customers have no future obligation to purchase set-top boxes from us and existing orders may be cancelled or reduced on short notice. Cancellations or reductions of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.  In addition, the timing of orders from these two customers could vary significantly depending on equipment promotions these customers offer to their subscribers, changes in technology, and their use of remanufactured set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory.  These inventory risks are particularly acute during end product transitions in which a new generation of set-top boxes is being deployed and inventory of older generation set-top boxes is at a higher risk of obsolescence.  This in turn could cause our operating results to fluctuate significantly.  Furthermore, because of the competitive nature of the set-top box business and the short-term nature of our purchase orders with these two customers, we could in the future be required to reduce the average selling-prices of our set-top boxes to these two customers, which in turn would adversely affect our gross margins and profitability.

In addition, because substantially all of our revenue is tied to DISH Network and Bell ExpressVu, our success also depends to a significant degree on the continued success of DISH Network and Bell ExpressVu in attracting new subscribers or in marketing programming packages to subscribers that will require the purchase of new set-top boxes.

There is a relatively small number of potential new customers for our set-top boxes and fixed satellite services, and we expect this customer concentration to continue for the foreseeable future.  Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers.  In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer.  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We currently have substantial unused satellite capacity; our results of operations could be materially adversely affected if we are not able to utilize all of this capacity.

While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  In addition, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity.  Future costs associated with our excess satellite capacity will negatively impact our margins if we do not generate revenue to offset the costs of this capacity.

•
In addition, we currently have leased minimal capacity on our two leased satellites, AMC-15 and AMC-16, and have substantial unleased capacity on one of our owned satellites, EchoStar IX. Each of our satellites, must be reviewed for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  In the event that we are unsuccessful in marketing capacity on these satellite assets and do not achieve sufficient utilization and prices, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or more of these satellites.  We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred would have a material adverse effect on our reported operating results and financial position. We performed a preliminary assessment of the recoverability of the satellites to be contributed by DISH Network as if the Spin-off had been consummated and concluded that the recoverability of the satellites were not impaired as of the distribution date.

Our financial information included in this report is not necessarily indicative of our future financial position, future results of operations or future cash flows nor do they reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

The combined financial information included in this report does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly-traded company during the periods presented or those results we will achieve in the future.  This is primarily a result of the following factors:

•
We have never been profitable as the majority of our operations have historically been in support of DISH Network and we provided our products and services to DISH Network at cost.  We cannot assure you that we can achieve or sustain profitability, or that we can grow our business profitably or at all.

•
The financial condition and results of operations of our fixed satellite services business are reflected only in our pro forma combined financial information included herein, and not in our historical combined financial information included herein, because our fixed satellite services business was operated as an integral part of DISH Network’s subscription television business and did not constitute a “business” in the historical financial statements of DISH Network.

•	Our plans with respect to the fixed satellite services business are being developed and we have not historically obtained significant revenues with respect to our fixed satellite services business.

•	Sling Media is a recent acquisition and we have not operated that business for a significant period of time.

•
Our combined financial results reflect allocations of corporate expenses from DISH Network. Those allocations may be different from the comparable expenses we would have incurred had we operated as an independent publicly-traded company.

•
Our working capital requirements and capital required for our general corporate purposes historically have been satisfied as part of the corporate-wide cash management policies of DISH Network.  As a result of the Spin-off, DISH Network will no longer provide us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from DISH Network, we may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. Such financing may not be available to us on acceptable terms, or at all. We may have a credit rating that is lower than DISH Network’s credit rating and may incur debt on terms and at interest rates that will not be as favorable as those historically enjoyed by DISH Network.

•	Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as an independent public company.

The acquisition of DISH Network by a third party could have a material adverse effect on our business and financial position.

Our sales to DISH Network accounted for approximately 83.8%, 84.5% and 85.6% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively.  Because our future sales to DISH Network will primarily be made pursuant to short-term contracts, DISH Network will have no material obligation to continue to purchase our principal products and services.  Therefore, if DISH Network enters into a business combination transaction, or Mr. Ergen no longer controls a majority of the voting power of DISH Network or of us, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations and financial position.

Furthermore, because there are a relatively small number of potential customers for our products and services, if we lose DISH Network as a customer, it will be difficult for us to obtain alternative customer relationships that would replace our historical revenues from DISH Network.

We may not be able to obtain additional capital on acceptable terms or at all in order to grow and to increase earnings.

Our ability to increase earnings will depend in part on our ability to grow our business.  While we expect our need for funds to meet our growth plans to be satisfied from our existing cash and marketable investment securities and cash we generate from operations and future financings, we cannot assure you that we will generate sufficient cash from operations or that additional financing will be available on acceptable terms, or at all, if needed in the future.

In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

In addition, we currently have contracts to construct, and conditional licenses and pending FCC applications for, a number of Ku-band, Ka-band and extended Ku-band satellites.  We may need to raise additional capital to construct, launch, and insure these satellites.  Depending on market conditions and our results of operations and financial condition we may not be able to raise such additional capital on acceptable terms or at all.  We also periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.  We may also use a significant portion of our existing cash to fund a potential stock buyback program of up to $1.0 billion of our Class A common stock.

We also have substantial satellite-related payment obligations under our various satellite service agreements.

We could be exposed to significant financial losses if our investments are unsuccessful.

We have entered into certain strategic transactions and investments in the United States, Asia and elsewhere, and we expect to increase our strategic investment activity.  These investments, which we expect could become substantial, involve a high degree of risk and could diminish our ability to fund our stock buyback program.  These investments could also expose us to significant financial losses, and may restrict our ability to make other investments or limit alternative uses of our capital resources, particularly if the underlying ventures are not successful.  In particular, the laws, regulations and practices of certain countries may make it harder for our investments to be successful.

In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue new acquisitions, joint ventures and other transactions to complement or expand our business which may not be successful.

We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.  Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities.  Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe their patents and proprietary rights.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, obtain licenses from the holders of intellectual property, or redesign those products in such a way as to avoid infringing the patent claims, each of which may require material expenditures by us.  If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position.

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

Our business relies on intellectual property rights to stay competitive in the market place.  We rely on a combination of patent, trademark and copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and the obligations we have to third parties from whom we license intellectual property rights.  Nevertheless, these afford only limited protection and policing unauthorized use of proprietary technology can be difficult and expensive.  We may not be able to take appropriate steps to enforce our intellectual property rights and this could have a material adverse effect on our business, operating results and financial condition.

We are a newly independent company and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.  If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our financial results previously were included within the consolidated results of DISH Network, and our reporting and control systems were appropriate for those of subsidiaries of a public company.  However, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. As a result of our Spin-off from DISH Network, we are now directly subject to these requirements, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these controls.  These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.  To comply with these requirements, we anticipate that we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.  If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired.

We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Prior to our Spin-off from DISH Network, our business was operated by DISH Network as part of its broader corporate organization, rather than as an independent company.  DISH Network’s senior management oversaw the strategic direction of our businesses and DISH Network performed various corporate functions for us, including, but not limited to:

•	selected human resources related functions;

•	accounting;

•	tax administration;

•	selected legal functions, as well as external reporting;

•	treasury administration, investor relations, internal audit and insurance functions; and

•	selected information technology and telecommunications services.

Because we are now an independent company, neither DISH Network nor any of its affiliates have any obligation to provide these functions to us other than those services that will be provided for a limited period of time by DISH Network pursuant to the services agreement between us and DISH Network.  See “Certain Intercompany Arrangements — Services Agreement” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”  If, once this services agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our profitability may decline.  If DISH Network does not continue to perform effectively the services that are called for under the services agreement, we may not be able to operate our business effectively.

Changes in existing technologies or the emergence of new products or technologies could significantly harm our business.

Our businesses change rapidly as new technologies are developed.  These new technologies may cause our services and products to become obsolete.  Changes in existing technologies could also cause demand for our products and services to decline.  For example, if changes in technology allow digital television subscribers to use devices such as personal computers, cable ready televisions and network based digital video recording services in place of set-top boxes, our customers may not need to purchase our set-top boxes to provide their digital television subscribers with digital video recording and other set-top box features.  One or more new technologies also could be introduced that compete favorably with our set-top boxes or that cause our set-top boxes to no longer be of significant benefit to our customers.

We and our suppliers also may not be able to keep pace with technological developments.  Alternatively, if the new technologies on which we intend to focus our research and development investments fail to achieve acceptance in the marketplace, we could suffer a material adverse effect on our future competitive position that could cause a reduction in our revenues and earnings.  Our competitors could also obtain or develop proprietary technologies that are perceived by the market as being superior to ours.  Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.  Finally, delays in the delivery of components or other unforeseen problems may occur that could materially and adversely affect our ability to generate revenue, offer new services and remain competitive.

Technological innovation is important to our success and depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of these types of employees is intense.  We may not be able to attract and retain these employees.  If we are unable to attract and maintain technically skilled employees, our competitive position could be materially and adversely affected.

We intend to make significant investments in new products and services that may not be profitable.

We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including new set-top box designs and entry into new business areas.  Investments in new technology are inherently speculative and commercial success depends on many factors including novelty, service and support, and effective sales and marketing.  We may not achieve significant revenue from new product and service investments for a number of years, if at all.  Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

We rely on key personnel.

We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman and Chief Executive Officer and certain other executives.  Mr. Ergen and certain of these executives will also continue to devote significant time to their employment at DISH Network.  The loss of Mr. Ergen or of certain other key executives or their ability to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives will execute agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.

Risks Affecting Our Set-Top Business

We depend on sales of set-top boxes for nearly all of our revenue, and if sales of our set-top boxes decline, our business and financial position will suffer.

Our historical revenues consist primarily of sales of our set-top boxes.  In addition, we currently derive, and expect to continue to derive in the near term, nearly all of our revenue from sales of our set-top boxes to DISH Network and Bell ExpressVu. Continued market acceptance of our set-top boxes is critical to our future success.  If we are not able to expand sales of our set-top boxes to other providers of digital television, including cable operators, our growth prospects will be limited, and our revenues will be substantially impacted if sales of our set-top boxes to providers of satellite-delivered digital television decline.

Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including terrestrial networks, internet protocol television and cable television operators.

Our existing customers are direct-to-home satellite video providers, which compete with cable television operators and terrestrial broadcasters for the same pool of viewers.  As technologies develop, other means of delivering information and entertainment to television viewers are evolving.  For example, some telecommunications companies, such as AT&T Inc. and Verizon Communications, are seeking to compete with terrestrial broadcasters, cable television network operators and direct-to-home satellite services by offering internet protocol television, which allows telecommunications companies to stream television programs through telephone lines or fiber optic lines.  To the extent that the terrestrial television networks, telecommunications companies and cable television network operators compete successfully against direct-to-home satellite services for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected.  As a result, demand for our satellite television set-top boxes could decline and we may not be able to sustain our current revenue levels.

Our future financial performance depends on our ability to penetrate new markets for set-top boxes.

Our products were initially designed for, and have been deployed mostly by, providers of satellite-delivered digital television.  To date, we have not made any sales of our set-top boxes to cable operators. In addition, the cable set-top box market is highly competitive and we expect competition to intensify in the future.  In particular, we believe that most cable set-top boxes are sold by a small number of well entrenched competitors who have long-standing relationships with cable operators.  This competition may make it more difficult for us to sell cable set-top boxes, and may result in pricing pressure, small profit margins, high sales and marketing expenses and failure to obtain market share, any of which would likely seriously harm our business, operating results and financial condition.

Our ability to sell our set-top boxes to cable television operators depends on our ability to obtain licenses to use the conditional access systems utilized by these cable television operators.

Our commercial success in selling our set-top boxes to cable television operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our set-top boxes.  In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the cable television operator with its set-top boxes.  We cannot assure you that we will able to obtain required licenses on commercially favorable terms, if at all.  If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable television operators.  Our failure to obtain a license to any technology that we may require to develop or commercialize our set-top boxes with cable television operators will significantly and negatively affect our business.

Growth in our set-top box business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.

We believe that in order to grow our set-top box revenue and business and to build a large customer base, we must increase sales of our set-top boxes in international markets.  We have limited experience selling our set-top boxes internationally.  To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets.  If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market may be limited.  This, in turn, would harm our ability to grow our customer base and revenue.

The set-top box business is extremely competitive.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the United States for many years.  These competitors include companies such as Motorola, Cisco Systems, which recently acquired Scientific Atlanta, and Pace.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products.  We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes.  As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business.  We also face competition from set-top boxes that have been internally developed by digital video providers.  Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

Our set-top boxes are highly complex and may experience quality or supply problems.

Our set-top boxes are extremely complex and can have defects in design, manufacture or associated software.  Set-top boxes often contain “bugs” that can unexpectedly interfere with their operation.  Defects may also occur in components and products that we purchase from third-parties.  There can be no assurance that we will be able to detect and fix all defects in the set-top boxes that we sell.  We could incur significant expenses, lost revenue, and harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.

The average selling price of our set-top boxes may decrease, which could negatively impact our operating results.

Prior to our Spin-off from DISH Network, we sold set-top boxes to our largest customer, DISH Network, at our cost.  In order to operate a profitable business we will be required to sell our set-top boxes to DISH Network and other customers at higher prices.  It is possible that our ability to increase the average selling prices of our set-top boxes will be limited and that prices may decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors or other factors.  If we are unable to increase or at least maintain the average selling prices of our set-top boxes, or if such selling prices decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our business and results of operations.

If significant numbers of television viewers are unwilling to pay for premium programming packages that utilize set-top boxes, we may not be able to sustain our current revenue level.

Our revenues are derived entirely from direct-to-home satellite service providers who purchase our set-top boxes for their subscribers.  Therefore, we are substantially dependent upon the ability of these providers to promote the delivery of premium programming packages that utilize technology incorporated into our set-top boxes, such as DVR technology and IPTV, to generate future revenues.

However, direct-to-home satellite service providers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end set-top box offerings.  Subscribers of direct-to-home satellite services have historically purchased stand-alone satellite receivers without the advanced set-top box functionality that we offer.  If direct-to-home satellite service providers are unable to develop compelling reasons for their subscribers to purchase our more advanced set-top boxes, it will be difficult for us to sustain our historical revenues.

Our reliance on several key components used in our set-top boxes could restrict production and result in higher set-top box costs.

We obtain many components for our set-top boxes from a single supplier or a limited group of suppliers.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.  We do not generally maintain long-term agreements with any of our suppliers or subcontractors.  An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our set-top boxes on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduce revenues and income.

We generally maintain low inventory levels and do not make binding long-term commitments to suppliers.  As a result, it may be difficult in the future to obtain components required for our products or to increase the volume of components if demand for our products increases.

Our future growth depends on market acceptance of HDTV.

Future demand for our set-top boxes will depend significantly on the growing market acceptance of high definition television, or HDTV.  The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming.  If the introduction or adoption of HDTV or the deployment of HDTV is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

During January 2008, the U.S. Court of Appeals upheld a Texas jury verdict that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.

If we are unsuccessful in subsequent appeals or in defending against claims that our alternate technology does not infringe on Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event, we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  To the extent that DISH Network does not indemnify us, we could also have to pay substantial additional damages.

Risks Affecting Our Fixed Satellite Services Business

We currently face competition from established competitors in the fixed satellite service business and may face competition from others in the future.

In our fixed satellite services business, we will compete against larger, well-established fixed satellite service companies, such as Intelsat, SES Americom and Telesat Canada.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high switching costs for customers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity has increased in recent years, which will make it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which would have an adverse effect on our financial performance.  Our fixed satellite services business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

Our satellites are subject to significant operational risks.

Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies, that have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers’ errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers for our satellite services.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites.

Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points and present hazards to operational spacecraft, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

Our satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

Our ability to earn revenue depends on the usefulness of our satellites.  Each satellite has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.  Generally, the minimum design life of each of our satellites is 12 years.  We can provide no assurance, however, as to the actual useful lives of the satellites.

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Such a relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.

Our satellites are subject to risks related to launch.

Satellite launches are subject to significant risks, including launch failure, incorrect orbital placement or improper commercial operation.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than two years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our ability to generate revenues.  If we were unable to obtain launch insurance, or obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

Our fixed satellite services business is subject to risks of adverse government regulation.

Our satellite services business is subject to varying degrees of regulation in the United States by the FCC, and other entities, and in foreign countries by similar entities.  These regulations are subject to the political process and have been in constant flux over the past decade.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in programming companies.  Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends substantially on FCC licenses that can expire or be revoked or modified and applications that may not be granted.

If the FCC were to cancel, revoke, suspend or fail to renew any of our licenses or authorizations, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our customers.  The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum.  In addition, Congress often considers and enacts legislation that could affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

We may not be aware of certain foreign government regulations.

Because regulatory schemes vary by country, we may be subject to regulations in foreign countries of which we are not presently aware.  If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country.  We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We, our customers and companies with which we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites.  Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, Loral and Thales Alenia Space.  There are also a limited number of agencies able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company.  The loss of any of our manufacturers or launch agencies could result in the delay of the design, building or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, manufacturing or launch of our satellites.  Any delays in the design, building or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We currently have no commercial insurance coverage on the satellites we own.

We do not insure our owned satellites against in-orbit or other failures.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Risks Relating to the Spin-Off

Our agreements with DISH Network may not reflect what two unaffiliated parties might have agreed to.

The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network do not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.

We will have potential conflicts of interest with DISH Network.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•
Cross officerships, directorships and stock ownership. We will continue to have significant overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  Certain of our executive officers, including Charles W. Ergen, our Chairman and Chief Executive Officer, also serve as executive officers of DISH Network.  Three of these individuals provide us services pursuant to a management services agreement we will enter into with DISH Network.  Our board of directors will include persons who are members of the board of directors of DISH Network, including Mr. Ergen, who will serve as the Chairman of DISH Network and us.  The executive officers and the members of our board of directors who overlap with DISH Network have fiduciary duties to DISH Network’s shareholders.  Pursuant to the management services agreement, three of these officers will be paid by DISH Network even if their duties include work for EchoStar.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there will be the potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 50.0% of the total equity and control approximately 80.0% of the voting power of DISH Network and us.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•
Intercompany agreements related to the Spin-off.  We have entered into agreements with DISH Network pursuant to which it will provide us certain management, administrative, accounting, tax, legal and other services, for which we will pay DISH Network an amount equal to DISH Network’s cost plus an additional amount that is equal to a fixed percentage of DISH Network’s cost.  In addition, we will enter into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We will also enter into certain commercial agreements with DISH Network pursuant to which we will, among other things, be obligated to sell at specified prices, set-top boxes and related equipment to DISH Network.  The terms of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

•
Future intercompany transactions.  In the future, DISH Network or its affiliates may enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•
Business Opportunities.  DISH Network will retain its interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We do not have any agreements with DISH Network that restrict us from selling our products to competitors of DISH Network.  We also do not have any agreements with DISH Network that would prevent us from competing with each other.

In addition, the corporate opportunity policy set forth in our articles of incorporation addresses potential conflicts of interest for officers and directors of DISH Network who are also officers or directors of us.  This policy could restrict our ability to take advantage of certain corporate opportunities.

We may incur material costs and expenses as a result of our separation from DISH Network.

We may incur costs and expenses greater than those we currently incur as a result of our separation from DISH Network.  These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  Although DISH Network will continue to provide many of these services to us under the services agreement, such services are for a limited period of time.  We cannot assure you that these costs will not be material to our business.

Risks Relating to our Common Stock and the Securities Market

If, we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting.  To comply with this statute, we will eventually be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on management’s assessment of those matters.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.  During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act.  If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders.
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable.  These provisions include the following:

•
a capital structure with multiple classes of common stock:  a Class A that entitles the holders to one vote per share, a Class B that entitles the holders to ten votes per share, a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share and a non-voting Class D;

•	a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a provision limiting who may call special meetings of shareholders; and

•
a provision establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, pursuant to our certificate of incorporation we have a significant amount of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal shareholder.

Charles W. Ergen, our Chairman and Chief Executive Officer, beneficially owns approximately 50.0% of our total equity securities and possess approximately 80.0% of the total voting power.  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our shareholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Mr. Ergen also beneficially owns approximately 50.0% of the total equity and 80.0% of the total voting power of DISH Network and continues to be the Chairman and Chief Executive Officer of DISH Network, which directly and through its subsidiaries continues to be our largest customer, accounting for a substantial majority of our revenues.

Holders of any single class of our common stock may not have any remedies if any action by our directors or officers has an adverse effect on only that series of our common stock.

Principles of Nevada law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single class of our common stock.  Under Nevada law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all classes of our common stock.  Principles of Nevada law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders.  As a result, in some circumstances, our directors may be required to make a decision that is adverse to the holders of one class of our common stock.  Under the principles of Nevada law referred to above, you may not be able to challenge these decisions if our board of directors is disinterested and adequately informed with respect to these decisions and acts in good faith and in the honest belief that it is acting in the best interests of all of our shareholders.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock.  We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth certain information concerning our principal properties related to our set-top box business (“STB”), our fixed satellite services business (“FSS”) and our other businesses related to our real estate leases (“Other”).  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Description/Use/Location	Segment(s) Using Property	Approximate Square Footage	Owned or Leased

Corporate headquarters, Englewood, Colorado	Other	476,000	Owned
EchoStar Technologies Corporation engineering offices and service center, Englewood, Colorado	STB	144,000	Owned
EchoStar Technologies Corporation engineering offices, Englewood, Colorado	STB	124,000	Owned
Digital broadcast operations center, Cheyenne, Wyoming	FSS	143,000	Owned
Digital broadcast operations center, Gilbert, Arizona	FSS	124,000	Owned
Regional digital broadcast operations center, Monee, Illinois	FSS	45,000	Owned
Regional digital broadcast operations center, New Braunsfels, Texas	FSS	35,000	Owned
Regional digital broadcast operations center, Quicksberg, Virginia	FSS	35,000	Owned
Regional digital broadcast operations center, Spokane, Washington	FSS	35,000	Owned
Regional digital broadcast operations center, Orange, New Jersey	FSS	8,800	Owned
Customer call center and data center, Littleton, Colorado	Other	202,000	Owned
Customer call center, Thornton, Colorado	Other	55,000	Owned
Engineering offices and warehouse, Almelo, The Netherlands	STB	55,000	Owned
Engineering offices, Steeton, England	STB	43,000	Owned

Under the terms of our separation from DISH Network, we will lease portions of certain of our owned facilities to DISH Network.  See “Certain Intercompany Agreements — Agreements with DISH Network — Real Estate Lease Agreements” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 3.                      LEGAL PROCEEDINGS

Separation Agreement

In connection with the Spin-off, we have entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation.  Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off.  Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off.  In accordance with these terms of the separation agreement, we may be partially or completely responsible for any liability resulting from the legal proceedings described below.

Acacia

During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired.  The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, DISH Network and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006.

Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California.  We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Broadcast Innovation, L.L.C.

In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  We examined these patents and believe that they are not infringed by any of our products or services.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During 2004, the judge issued an order finding the ‘066 patent invalid.  Also in 2004, the Court ruled the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The Court has stayed the case pending reexamination.  Our case remains stayed pending resolution of the Charter case.

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe any of the patents, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.

We and DISH Network intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we and DISH Network infringe this patent, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Global Communications

On April 19, 2007, Global Communications, Inc., which we refer to as Global, filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid.  Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceedings is concluded.

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe the ‘702 patents, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs.  Superguide sought injunctive and declaratory relief and damages in an unspecified amount.

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to a portion of the final damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of this suit.

Tivo Inc.

On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings.  We are appealing the Federal Circuit’s ruling.

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”).  We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.

If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense.  If we and DISH Network are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we and DISH Network could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we and DISH Network would be at a significant disadvantage to our competitors who could offer this functionality and, while we and DISH Network would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we and DISH Network reached a settlement with Trans Video which did not have a material impact on our results of operations.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.”  As of February 19, 2008, there were approximately 11,338 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 19, 2008, 41,611,830 of the 47,687,040 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman and Chief Executive Officer and the remaining 6,075,210 were held in a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock. On February 19, 2008, the closing sale price per share of our common stock on the Nasdaq Global Select Market was $38.01.

Dividend.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion.  See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During October 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008.  During the period from October 1, 2007 through December 31, 2007, we did not repurchase any shares as our stock was not publicly traded. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following tables present selected historical information relating to our combined financial condition and results of operations for the past five years.  The financial data for the three years ended December 31, 2007 has been derived from our audited combined financial statements for the corresponding periods.  Data for the other periods presented has been derived from unaudited information.  The data should be read in conjunction with our combined financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Our historical and pro forma financial data included in this report may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, particularly since changes will occur in our operations and capitalization as a result of our Spin-off from DISH Network.  Our audited combined financial statements reflect the historical financial position and results of operations of entities included in consolidated financial statements of DISH Network, representing almost exclusively DISH Network’s set-top box business, using the historical results of operations and historical bases of assets and liabilities of this business.  Our historical combined financial statements reflect sales to DISH Network at cost and do not include certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off.  These assets and liabilities, which will primarily comprise our fixed satellite services business, have been separately audited and are included in the Statement of Net Assets to be Contributed by DISH Network and Unaudited Pro Forma Combined and Adjusted Financial Information included herein.  The financial condition and results of operations of our fixed satellite services business have not been included in our historical combined financial statements because our fixed satellite services business was operated as an integral part of DISH Network’s subscription television business and did not constitute a “business” in the historical financial statements of DISH Network.  DISH Network acquired Sling Media on October 19, 2007.  Our historical financial data includes financial information for Sling Media from the acquisition date through December 31, 2007.  Our unaudited pro forma combined financial statements include Sling Media’s financial information from January 1, 2007 to the acquisition date.  See “Unaudited Pro Forma Combined and Adjusted Financial Information” under “The EchoStar Spin-off” above.

	For the Years Ended December 31,
	2007
Statements of Operations Data:	Pro Forma	2007	2006	2005	2004	2003
	(Unaudited)					(Unaudited)
	(In thousands)
Revenue	$2,088,256	$1,544,065	$1,525,320	$1,513,691	$1,720,091	$976,636
Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization)	1,627,844	1,451,704	1,439,919	1,438,499	1,650,775	886,665
Research and development	94,377	78,790	56,451	45,928	39,809	32,361
General and administrative, including sales and marketing	130,558	90,245	60,365	56,496	65,059	50,472
Depreciation and amortization	246,530	9,705	6,032	5,832	5,071	5,511
Total costs and expenses	2,099,309	1,630,444	1,562,767	1,546,755	1,760,714	975,009
Operating income (loss)	$(11,053)	$(86,379)	$(37,447)	$(33,064)	$(40,623)	$1,627
Net income (loss)	$(93,166)	$(85,300)	$(34,162)	$(44,940)	$(43,237)	$4,329

Pro forma earnings per share:
Basic	$1.04
Diluted	$1.03
Pro forma shares outstanding:
Basic	89,712
Diluted	90,167

	As of December 31,
	2007
Balance Sheet Data:	Pro Forma	2007	2006	2005	2004	2003
	(Unaudited)				(Unaudited)	(Unaudited)
	(In thousands)
Cash, cash equivalents and marketable securities	$1,532,267	$532,267	$323,576	$106,109	$143,437	$156,814
Restricted cash.	$3,150	$-	$-	$1,581	$1,699	$1,523
Total assets	$3,882,533	$1,260,910	$517,821	$229,392	$277,843	$248,811
Long-term debt (including current portion)	$382,419	$3,709	$-	$495	$647	$2,214
Net investment in EchoStar	$3,275,856	$1,207,518	$502,283	$217,132	$258,452	$230,023

	For the Years Ended December 31,
Cash Flow Data:	2007	2006	2005	2004	2003
					(Unaudited)
	(In thousands)
Net cash flows from:
Operating activities	$(96,597)	$(36,374)	$(14,193)	$(78,916)	$(49,463)
Investing activities	$(492,279)	$(54,781)	$(16,700)	$(5,619)	$(12,244)
Financing activities	$600,337	$104,534	$39,782	$69,715	$74,899

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the audited combined financial statements and notes to the financial statements included elsewhere in this annual report, as well as our unaudited pro forma financial information set out in this annual report under the caption “The EchoStar Spin-Off - Unaudited Pro Forma Combined and Adjusted Financial Information.”  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the captions “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

EXECUTIVE SUMMARY

Business Summary

On January 1, 2008, DISH Network completed a plan to create two separate publicly-traded companies by spinning off certain businesses and assets to its shareholders through the issuance of shares in a new company.  The new company, EchoStar Corporation (“EchoStar”), previously known as EchoStar Holding Corporation, principally consists of the technology and certain infrastructure assets of DISH Network, including DISH Network’s historical set-top box business, certain of DISH Network’s satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities.

Following the Spin-off, we intend to operate two primary businesses using the business and assets distributed to us by DISH Network.

•
Our set-top box business which designs, develops and distributes set-top boxes and related products for direct-to-home satellite service providers. A substantial majority of these set-top boxes were sold to DISH Network but we also sold set-top boxes to Bell ExpressVu and other international customers.  We continue to expect that a substantial majority of our set-top boxes will be sold to DISH Network for the immediate future.

•
Our fixed satellite services business, which we are developing using our nine owned or leased in-orbit satellites and related FCC licenses, a network of seven full service digital broadcast centers, and leased fiber optic capacity with points of presence in approximately 150 cities.  As with our set-top box business, we expect that our primary customer initially will be DISH Network, but we also intend to lease satellite capacity and provide other satellite services to other customers for digital video distribution, satellite-delivered IP, corporate communications and government services.

We expect that for the foreseeable future, DISH Network will continue to be the largest source of revenue for each of our primary businesses.  As a result, our results of operations will be substantially dependent on the performance of DISH Network’s satellite pay-TV business.  Because the number of potential new customers for our set-top box and fixed satellite services businesses is small, our current customer concentration is likely to continue for the foreseeable future and our operating results will consequently likely continue to depend on sales to a relatively small number of customers, particularly DISH Network and to a lesser extent Bell ExpressVu and on the continued success of these customers relative to their competitors.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us.  Many of these customers may continue to view us as a competitor given the common ownership and management we continue to share with DISH Network.

Our historical revenue was $1.544 billion, $1.525 billion and $1.514 billion for the years ended December 31, 2007, 2006 and 2005, respectively.  Substantially all of this revenue was earned from our set-top box business and historically, DISH Network and one third party customer, Bell ExpressVu, accounted for a significant portion of our revenue.  DISH Network accounted for approximately 83.8%, 84.5% and 85.6% of our revenue during the years ended December 31, 2007, 2006 and 2005, respectively.  Bell ExpressVu accounted for approximately 10.7%, 12.2% and 11.4% of our revenue during the years ended December 31, 2007, 2006 and 2005, respectively.  Because the satellites contributed to us in the Spin-off were historically operated as an integral part of the DISH Network pay-TV business, we have not recorded revenues associated with these assets during the periods discussed in this annual report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Set-top Box Business.  During the periods discussed in this annual report, we recorded sales of set-top boxes and related components to DISH Network at cost, reflecting our position within DISH Network’s integrated consumer pay-TV business.  We entered into several commercial agreements with DISH Network in connection with the Spin-off and we now sell equipment, including set-top boxes, to DISH Network at a price equal to our cost plus an additional amount equal to an agreed percentage of our cost.  This margin varies depending on the nature of the equipment provided.  On a pro forma basis, our weighted average margin over cost for these sales was approximately 13.1% for the year ended December 31, 2007.  This margin over cost was determined for purposes of the pro forma income statements based on specific margins over cost for various categories of equipment that we provided to DISH Network in the relevant period, applying in each case the applicable margin over cost as to which an initial understanding was reached pursuant to our commercial agreements with DISH Network.

Because of continual advancements in the technology and functionality of our set-top boxes and other equipment, as well as DISH Network’s right under our commercial agreements to terminate on 60 days’ notice, the margins reflected in our pro forma financial statements do not necessarily reflect the margins we will earn on equipment sold to DISH Network in the future.  We expect that the margins we earn on these sales in the future will be determined largely through periodic negotiations between us and DISH Network.  These negotiations are likely to result in pricing that will reflect, among other things, the set-top boxes and other equipment that best meet DISH Network’s then current sales and marketing priorities, the product and service alternatives available to DISH Network from other equipment suppliers, and our ability to respond to DISH Network’s requirements and to continue to differentiate ourselves from other equipment suppliers on bases other than pricing.  As a consequence of these factors, the rapidly evolving nature of our business and the fact that we have historically sold set-top boxes to DISH Network at cost, period-to-period comparisons of historical revenue and income are not necessarily meaningful and should not be relied upon as indications of future performance.

In order to grow or even maintain our current level of revenue we will be required to attract new customers and to increase sales to existing customers, including DISH Network and Bell ExpressVu, which will require us to design, market and sell new set-top boxes.  If we do not develop relationships with new customers, we may not be able to expand our customer base and our ability to increase or even maintain our revenue will be impacted.

We believe that our best opportunities for developing potential new customers lie in international markets and we expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods.  However, there can be no assurance that we will be able to sustain or grow our international business.  A substantial majority of our international revenue during the years ended December 31, 2007 and 2006, respectively, was attributable to sales of set-top boxes to Bell ExpressVu.  We cannot assure you that we will continue to make sales to Bell ExpressVu at historical levels, or at all.  In addition, because of the competitive nature of the set-top box business and the short-term nature of our binding purchase orders with Bell ExpressVu, we could in the future be required to reduce the average selling-prices of our set-top boxes to Bell ExpressVu, which in turn would adversely affect our gross margins and profitability.  We are currently in discussions with Bell ExpressVu regarding an extension to our current arrangements for the sale of set-top boxes and there can be no assurance that these discussions will enable us to maintain our sales to Bell ExpressVu or that if we are able to maintain our sales to Bell ExpressVu that we will not be required to sell equipment at lower margins or enter into other arrangements that may affect our revenues or earnings from our Bell ExpressVu relationship.

In addition, unfavorable events in the economy, including a continuation or further deterioration in the current downturn in real estate mortgage and credit markets, could cause consumer demand for subscription TV services and consequently sales of our set-top boxes to materially decline because consumers may delay purchasing decisions or change or reduce their discretionary spending.

Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing our set-top boxes.  The market for our set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs in order to maintain the margins we earn on set-top boxes and the profitability of our set-top box business.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Fixed Satellite Services.  Following completion of the Spin-off, we have begun to operate a fixed satellite services business.  This business is being formed using the six owned and two leased in-orbit satellites contributed to us by DISH Network, one owned and one leased satellite currently under construction expected to be launched during 2008, as well as a number of digital broadcast centers in the United States.  While our principal customer for satellite capacity will be DISH Network initially, we believe that our separation from DISH Network will enable us to pursue business from customers that may historically have been reluctant to purchase satellite services from DISH Network, particularly in light of DISH Network’s operation of its satellites as an integral part of its consumer pay-TV business.  Our commercial agreements with DISH Network will obligate us to provide satellite services to DISH Network for a two-year term but will be terminable by DISH Network on 60 days notice.  DISH Network entered into satellite capacity agreements with us to lease satellite capacity on EchoStar III, EchoStar VI, EchoStar VIII, EchoStar IX and EchoStar XII.  While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including DISH Network’s ability to launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.

Given our position as a new entrant in the fixed satellite leasing business, we have and may continue to have substantial unused satellite capacity.  Future costs associated with this excess capacity will negatively impact our profitability if we are unable to generate revenue to offset these costs.  In addition, because a substantial portion of the capacity of three satellites -- AMC-15, AMC-16 and EchoStar IX -- remains without long-term anticipated use by DISH Network, there is a significant risk that in addition to reporting lower than expected revenues and profitability, we could be required to record impairment charges for one or more of these satellites.  We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred would have a material adverse effect on our reported operating results and financial position. We performed a preliminary assessment of the recoverability of the satellites to be contributed by DISH Network and preliminarily concluded that the recoverability of the satellites were not impaired as of the date of the Spin-off.

Our other fixed satellite service sales have been minimal and have generally consisted of sales under short term contracts or spot-market sales.  We will seek to enter into longer term contracts with our customers, to the extent feasible, in order to develop a more predictable source of revenues within our fixed satellite services business.  In seeking to do so, however, we expect to face significant challenges and there can be no assurance that we would be able to develop successful alternative services or the sales and marketing expertise necessary to sell these services profitably.  Our ability to expand revenues in the fixed satellite services business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long term contracts with customers.  As a result, in order to grow we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services or we may be required to compete aggressively on the basis of pricing, either or both of which may affect our profitability.

General Factors.  Our profitability will also be affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a separate publicly-traded company.  These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions.  As we expand internationally, we may also incur additional costs to conform our set-top boxes to comply with local laws or local specifications and to ship our set-top boxes to our international customers.

Basis of Presentation

The combined financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the entities included in the consolidated financial statements and accounting records of DISH Network, principally representing the set-top box business, using the historical results of operations and the historical bases of assets and liabilities of this segment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The historical combined financial statements reflect sales of set-top boxes and related components to DISH Network at cost.  Our historical combined financial statements do not include the satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off.  These assets and liabilities, which primarily comprise our fixed satellite services business, have been separately audited and are included in the “Statement of Net Assets to be Contributed by DISH Network” and the “Unaudited Pro Forma Combined and Adjusted Financial Information” included herein.

DISH Network acquired Sling Media on October 19, 2007 and contributed it to us in the Spin-off.  Our historical financial data includes financial information for Sling Media from the acquisition date through December 31, 2007.  Our unaudited pro forma combined financial statements include Sling Media’s financial information from January 1, 2007 to the acquisition date.  See “Unaudited Pro Forma Combined and Adjusted Financial Information” above.

The combined statements of operations also include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology.  In certain cases, these allocations are made on a specific identification basis.  Otherwise, the expenses related to services provided to us by DISH Network have been allocated to us based on the relative percentages, as compared to DISH Network’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost allocated.  Pursuant to our transition services agreements, DISH Network will continue to provide us with certain of these services for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network’s cost.  We have arranged to procure other services pursuant to arrangements with third parties.  The costs historically allocated to us by DISH Network may not be indicative of the costs that we will incur following the Spin-off, nor are they necessarily indicative of costs that we will be charged or incur in the future.  In addition to the transition services agreement, we have entered into a number of commercial agreements with DISH Network, many of which are expected to have terms longer than one year.  See “Certain Intercompany Agreements” set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

We have begun to incur increased costs as a result of becoming an independent publicly traded company, primarily from audit fees paid to our independent public accounting firm, Public Company Accounting Oversight Board fees, Nasdaq listing fees, legal fees and shareholder communications fees.  We will also bear directly the costs of certain services currently provided to us by DISH Network.  These costs may exceed the costs allocated to us as described above.

We believe the assumptions underlying our combined financial statements are reasonable.  However, for the reasons discussed above, the combined financial statements included herein do not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented nor do they reflect our future results of operations, financial position and cash flows.

Explanation of Key Metrics and Other Items.

Equipment and other sales — DISH Network.  “Equipment and other sales — DISH Network” primarily includes sales of set-top boxes and related components to DISH Network at cost as discussed in “Basis of Presentation” above and other services provided to DISH Network.

Equipment sales.  “Equipment sales” primarily includes sales of set-top boxes and related components to Bell ExpressVu and other international customers. Additionally, as a result of the acquisition of Sling Media, this now includes sales of Slingboxes and related hardware products.

Cost of equipment and other sales.  “Cost of equipment and other sales” principally includes costs associated with set-top boxes and related components sold to DISH Network, Bell ExpressVu and to other international customers.  Additionally, as a result of the acquisition of Sling Media, this now includes costs associated with Slingboxes and related hardware products.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development expenses.  “Research and development expenses” consist primarily of all costs associated with the design and development of our set-top boxes and related components including, among other things, salaries and consulting fees.

General and administrative expenses.  “General and administrative expenses” consists primarily of all other employee-related costs associated with administrative services such as legal, information systems and accounting and finance, including non-cash, stock-based compensation expense directly incurred by us.  It also includes outside professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administration.  In addition, “General and administrative expenses” includes administrative support services, as discussed above, provided by DISH Network and charged to us as discussed in “Basis of Presentation” above.

“Other” income (expense).  The main components of “Other” income and expense are gains and losses realized on the sale of investments, equity in earnings and losses of our affiliates, and impairment of marketable and non-marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Income taxes” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to net income (loss) in our discussion of “Results of Operations” below.

Free cash flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Combined Statements of Cash Flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006:

	For the Years Ended
	December 31,		Variance
	2007	2006	Amount	%
	(In thousands)
Revenue:
Equipment and other sales - DISH Network	$1,294,215	$1,288,691	$5,524	0.4
Equipment sales	249,850	236,629	13,221	5.6
Total revenue	1,544,065	1,525,320	18,745	1.2

Costs and Expenses:
Cost of equipment and other sales	1,451,704	1,439,919	11,785	0.8
% of Total revenue	94.0%	94.4%
Marketing and sales	6,731	259	6,472	N/M
Research and development	78,790	56,451	22,339	39.6
% of Total revenue	5.1%	3.7%
General and administrative	83,514	60,106	23,408	38.9
% of Total revenue	5.4%	3.9%
Depreciation and amortization	9,705	6,032	3,673	60.9
Total costs and expenses	1,630,444	1,562,767	67,677	4.3

Operating income (loss)	(86,379)	(37,447)	(48,932)	N/M

Other Income (Expense):
Interest income	10,459	831	9,628	N/M
Interest expense, net of amounts capitalized	(796)	(1,059)	263	24.8
Other	(6,479)	6,588	(13,067)	N/M
Total other income (expense)	3,184	6,360	(3,176)	(49.9)

Income (loss) before income taxes	(83,195)	(31,087)	(52,108)	N/M
Income tax (provision) benefit, net	(2,105)	(3,075)	970	N/M
Effective tax rate	2.5%	9.9%
Net income (loss)	$(85,300)	$(34,162)	$(51,138)	N/M

Other Data:
EBITDA	$(83,153)	$(24,827)	$(58,326)	N/M

Equipment and other sales — DISH Network.  For the year ended December 31, 2007, revenue from “Equipment and other sales — DISH Network” totaled $1.294 billion, an increase of $6 million or 0.4% compared to the same period during 2006.  This change resulted from an increase in equipment and other sales to DISH Network.  As discussed in Note 2 in the Notes to Combined Financial Statements in Item 15 of this Annual Report on Form 10-K, set-top boxes and related components were historically sold to DISH Network at cost.

In the near term, we expect DISH Network to remain the primary customer of our set-top box business and the primary source of our total revenue.  Pursuant to the commercial agreements we entered into with DISH Network, we will continue to be obligated to sell set-top boxes to DISH Network at cost plus an additional amount that is equal to a fixed percentage of our cost for a period of two years from the date of the Spin-off, although DISH Network will have no obligations to purchase set-top boxes from us during or after this two year period.

Equipment sales.  For the year ended December 31, 2007, “Equipment sales” totaled $250 million, an increase of $13 million or 5.6% compared to the same period during 2006.  This increase principally resulted from the sale of Slingboxes and related hardware products as a result of the Sling Media acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We cannot assure you that we will continue to make sales to Bell ExpressVu at historical levels, or at all.  In addition, because of the competitive nature of the set-top box business and the short-term nature of our binding purchase orders with Bell ExpressVu, we could in the future be required to reduce the average selling-prices of our set-top boxes to Bell ExpressVu, which in turn would adversely affect our gross margins and profitability.  We are currently in discussions with Bell ExpressVu regarding an extension to our current arrangements for the sale of set-top boxes and there can be no assurance that these discussions will enable us to maintain our sales to Bell ExpressVu or that if we are able to maintain our sales to Bell ExpressVu that we will not be required to sell equipment at lower margins or enter into other arrangements that may affect our revenues or earnings from our Bell ExpressVu relationship.

Cost of equipment and other sales. “Cost of equipment and other sales” totaled $1.452 billion during the year ended December 31, 2007, an increase of $12 million compared to the same period in 2006.  This change resulted from an increase in sales of Slingboxes and related hardware products, and costs related to equipment and other sales to DISH Network. These costs were partially offset by a decline in the unit cost of set-top boxes and related components sold to international customers.  As discussed above, set-top boxes and related components were historically sold to DISH Network at cost.  “Cost of equipment and other sales” represented 94.0% and 94.4% of “Total revenue” during the years ended December 31, 2007 and 2006, respectively.  The decrease in the expense to revenue ratio principally related to a decrease from 2006 to 2007 in the relative percentage of equipment sales to DISH Network at cost versus sales with margin.  Additionally, this change resulted from margins earned on sales of Slingboxes and related hardware products and an increase in margins on sales of set-top boxes and related components sold to international customers.

Marketing and sales expenses.  “Marketing and sales expenses” totaled $7 million during the year ended December 31, 2007, an increase of $6 million compared to the same period in 2006.  This increase was primarily attributable to the marketing and sales of Slingboxes and related hardware products.

Research and development.  “Research and development expenses” totaled $79 million during the year ended December 31, 2007, an increase of $22 million or 39.6% compared to the same period in 2006.  This increase primarily related to the expensing of the in-process research and development costs associated with the acquisition of Sling Media.`  See Note 2 in the Notes to the Combined Financial Statements in Item 15 of this Annual Report on Form 10-K.  “Research and development expenses” represented 5.1% and 3.7% of “Total revenue” during the years ended December 31, 2007 and 2006, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to an increase in expenses, discussed above.

General and administrative expenses. “General and administrative expenses” totaled $84 million during the year ended December 31, 2007, an increase of $23 million or 38.9% compared to the same period in 2006.  This increase was primarily attributable to increased personnel and related costs, including non-cash, stock-based compensation expense, costs incurred as a result of the acquisition of Sling Media and increased administrative support from DISH Network.  “General and administrative expenses” represented 5.4% and 3.9% of “Total revenue” during the year ended December 31, 2007 and 2006, respectively.  The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increases in “General and administrative expenses” discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was negative $83 million during the year ended December 31, 2007, a decrease of $58 million compared to the same period in 2006.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
EBITDA	$(83,153)	$(24,827)
Less:
Interest expense, net	(9,663)	228
Income tax provision, net	2,105	3,075
Depreciation and amortization	9,705	6,032
Net income (loss)	$(85,300)	$(34,162)

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the digital set-top box industry.

Income tax (provision) benefit, net.  Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying combined balance sheets, as well as operating loss and tax credit carryforwards.  We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required.  Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  As of December 31, 2007, we had an approximate $73 million valuation allowance recorded as an offset against all of our net deferred tax assets.  In accordance with SFAS 109, we have evaluated our need for a valuation allowance based on historical evidence, including trends.  All or a portion of the current valuation allowance was reversed on the effective date of the Spin-off since we are expected to realize sufficient profit to utilize our deferred tax benefits as a result of the commercial and transitional agreements with DISH Network.

Net income (loss).  Net loss was $85 million during the year ended December 31, 2007 an increase in net loss of $51 million compared to the same period in 2006.  The increase in losses was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended
	December 31,		Variance
	2006	2005	Amount	%
	(In thousands)
Revenue:
Equipment and other sales - DISH Network	$1,288,691	$1,295,861	$(7,170)	(0.6)
Equipment sales	236,629	217,830	18,799	8.6
Total revenue	1,525,320	1,513,691	11,629	0.8

Costs and Expenses:
Cost of equipment and other sales	1,439,919	1,438,499	1,420	0.1
% of Total revenue	94.4%	95.0%
Marketing and sales	259	130	129	99.2
Research and development	56,451	45,928	10,523	22.9
% of Total revenue	3.7%	3.0%
General and administrative	60,106	56,366	3,740	6.6
% of Total revenue	3.9%	3.7%
Depreciation and amortization	6,032	5,832	200	3.4
Total costs and expenses	1,562,767	1,546,755	16,012	1.0

Operating income (loss)	(37,447)	(33,064)	(4,383)	(13.3)

Other Income (Expense):
Interest income	831	252	579	N/M
Interest expense, net of amounts capitalized	(1,059)	(1,088)	29	2.7
Other	6,588	(10,109)	16,697	N/M
Total other income (expense)	6,360	(10,945)	17,305	N/M

Income (loss) before income taxes	(31,087)	(44,009)	(12,922)	29.4
Income tax (provision) benefit, net	(3,075)	(931)	(2,144)	N/M
Effective tax rate	10.0%	2.1%
Net income (loss)	$(34,162)	$(44,940)	$10,778	24.0

Other Data:
EBITDA	$(24,827)	$(37,341)	$12,514	33.5

Equipment and other sales — DISH Network.  For the year ended December 31, 2006, revenue from “Equipment and other sales — DISH Network” totaled $1.289 billion, a decrease of $7 million or 0.6% compared to the same period during 2005.  This change resulted from a decline in sales of set-top boxes and related components to DISH Network, partially offset by an increase in the average sales price per set-top box as a result of increased sales of advanced products, such as receivers with multiple tuners, DVRs and HD receivers.

Equipment sales.  For the year ended December 31, 2006, “Equipment sales” totaled $237 million, an increase of $19 million or 8.6% compared to the same period during 2005.  This increase principally resulted from an increase in sales of set-top boxes and related components to international customers.

Cost of equipment and other sales.  “Cost of equipment and other sales” totaled $1.440 billion during the year ended December 31, 2006, an increase of $2 million or 0.1% compared to the same period in 2005.  This increase primarily resulted from an increase in the sale of set-top boxes and related components to international customers, partially offset by a decrease in sales to DISH Network.  “Cost of equipment and other sales” represented 94.4% and 95.0% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively.  The decrease in the expense to revenue ratio principally related to an improvement in margins on sales to international customers.  As previously discussed, set-top boxes and related components were historically sold to DISH Network at cost.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development expenses.  “Research and development expenses” totaled $56 million during the year ended December 31, 2006, an increase of $11 million or 22.9% compared to the same period in 2005.  This increase was primarily attributable to increases in personnel costs and consulting fees.  “Research and development expenses” represented 3.7% and 3.0% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively.  The increase in the ratio of those expenses to “Total revenue” was primarily attributable to an increase in expenses, discussed above.

General and administrative expenses.  “General and administrative expenses” totaled $60 million during the year ended December 31, 2006, an increase of $4 million or 6.6% compared to 2005.  This increase was primarily attributable to increased personnel and related costs including, among other things, non-cash, stock-based compensation expense recorded related to the adoption of SFAS 123R, outside professional fees, and administrative support from DISH Network.  “General and administrative expenses” represented 3.9% and 3.7% of “Total revenue” during the years ended December 31, 2006 and 2005, respectively.  The increase in the ratio of those expenses to “Total revenue” was primarily attributable to an increase in expenses, discussed above.

Other.  “Other” income totaled $7 million during the year ended December 31, 2006 compared to “Other” expense of $10 million during 2005.  The increase of $17 million primarily resulted from a loss in 2005 related to a $25 million charge to earnings for other than temporary declines in the fair value of an investment in the marketable common stock of a company in the home entertainment industry, partially offset by a $17 million gain related to the conversion of certain bond instruments into common stock.  The increase also includes larger gains from the sale of investments in 2006 as compared to 2005.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was negative $25 million during the year ended December 31, 2006, an improvement of $13 million compared to the same period in 2005.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2006	2005
	(In thousands)
EBITDA	$(24,827)	$(37,341)
Less:
Interest expense, net	228	836
Income tax provision, net	3,075	931
Depreciation and amortization.	6,032	5,832
Net income (loss)	$(34,162)	$(44,940)

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in our industries.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the digital set-top box industry.

Net income (loss).  Net loss was $34 million during the year ended December 31, 2006, compared to a $45 million loss in 2005.  The larger loss was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our cash, cash equivalents and marketable investment securities totaled $532 million, compared to $324 million as of December 31, 2006.  As discussed in Note 12 to our Combined Financial Statements, DISH Network has historically funded our working capital requirements.  As of the effective date of the Spin-off, this amount was contributed to us as capital.  In addition, in connection with the Spin-off, DISH Network distributed $1.0 billion in cash to us. We intend to use this cash for, among other things, satellite construction as well as strategic investments and other initiatives.  These investments may include partnerships, joint ventures and strategic acquisition opportunities we may pursue to increase market share, expand into new markets, particularly internationally, and broaden our portfolio of products or services, particularly through development of new satellite delivered services or deepen our pool of intellectual property.  We may also repurchase shares of our Class A common stock pursuant to the authorization from our Board of Directors to repurchase up to $1.0 billion of our Class A common stock.

We expect that our future working capital and capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities, cash generated from operations and future financings.  Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to retain existing customers and generate new business.  There can be no assurance we will be successful in executing our business plan.

From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities.  We may make investments in or partner with others to expand our business.  Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or enter into other long-term obligations.

However, there can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms or at all.  Current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

Capital Requirements

We have incurred losses during each of the years ended December 31, 2007, 2006 and 2005.  These historical losses arose primarily as a result of the fact that we have historically sold set-top boxes to DISH Network at cost.  We expect to have improved performance in future periods primarily because following the completion of the Spin-off, we began selling set-top boxes to DISH Network at cost plus an additional amount that is equal to a fixed percentage of our cost.  We anticipate that our current cash and cash equivalents, marketable securities, and cash from operations, will enable us to maintain our operations for a period of at least 12 months following the completion of the Spin-off.  We do not currently have any commitments outside the ordinary course of business that would require substantial short-term cash expenditures.  However, investments to support our fixed satellite services business may arise in the near-term, particularly in the event of a significant satellite failure and cash requirements for significant acquisition or investment transactions may also arise on relatively short notice as we are presented with opportunities for such transactions from time to time.

We expect that our business may have substantial future capital requirements, which we currently expect to arise in the long-term.  These capital requirements, may come from a number of sources including:

•
investments we may make from time to time to support our fixed satellite services business, including construction or leasing of new satellites to expand our capacity or to replace any significant satellite failures,

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•	strategic investments, and research and development related to our set-top box and related component business; and

•
acquisitions of or investments in businesses, products and technologies, including investments necessary to develop or otherwise acquire access to new satellite-delivered services or access to new satellite television and entertainment platforms, particularly internationally.

The amount of capital we will need to fund these requirements will depend on many factors, certain of which may limit the amount of capital resources we would otherwise have available.  These factors include:

•	the level of revenue that we earn from sales to DISH Network and Bell ExpressVu;

•	the average selling prices of the set-top boxes that we sell to DISH Network and Bell ExpressVu;

•	the level of purchases that we make pursuant to our stock buyback program of up to $1.0 billion;

•	losses in connection with any acquisitions of or investments in businesses, products and technologies;

•	the effect of competing technological and market developments;

•	the effect of a general economic downturn;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds.  We have no experience as a separate entity in raising capital and we may be unable to raise sufficient additional capital when we need it, on favorable terms or at all.  The sale of equity or convertible debt securities in the future may be dilutive to our shareholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders or us.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or joint venture agreements on unattractive terms.

Cash, Cash Equivalents and Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “— Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of December 31, 2007, our cash, cash equivalents and marketable investment securities totaled $532 million compared to $324 million as of December 31, 2006.

The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2007, 2006 and 2005.

Free Cash Flow

We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Combined Statements of Cash Flows.  We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities.  Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP.  Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure — “Net cash flows from operating activities.”

During the years ended December 31, 2007, 2006 and 2005, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Combined Statements of Cash Flows included herein.  Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts.  In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Years Ended December 31,
	2007	2006	2005

Free cash flow	$(232,418)	$(69,143)	$(18,443)
Add back:
Purchases of property and equipment	144,309	32,769	4,250
Net cash flows from operating activities	$(88,109)	$(36,374)	$(14,193)

Free cash flow was negative $232 million, negative $69 million and negative $18 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The decline in free cash flow during the year ended December 31, 2007 compared to the same period in 2006 of $163 million resulted from an increase in “Purchases of property and equipment” of $112 million primarily related to construction of the CMBStar satellite, discussed below, and a decrease in “Net cash flows from operating activities” of $52 million principally attributable to a reduction in cash related to changes in net operating assets and liabilities. We expect 2008 purchases of property and equipment to increase from the 2007 levels.

The $51 million decline in free cash flow during 2006 compared to 2005 resulted from an increase in “Purchases of property and equipment” of $29 million primarily related to satellite construction and a decrease in “Net cash flows from operating activities” of $22 million principally attributable to a decrease in cash resulting from changes in operating assets and liabilities and an increase in net loss.

Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our fixed satellite services business, if we increase the number of set-top boxes that we produce as a result of the expansion of our business because of improvements in the economy or otherwise, if we make additional investments in new businesses, products and technologies, and if we decide to purchase one or more additional satellites.  Conversely, our future capital expenditures are likely to decrease if we are unable to successfully compete in the market for fixed satellite services, if we produce fewer set-top boxes as a result of a decrease in actual or anticipated set-top box revenues, and if we do not make material investments in new businesses, products and technology.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-balance Sheet Arrangement — Historical

In general, we do not engage in off-balance sheet financing activities.  Our contractual obligations as of December 31, 2007 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$47,710	$47,710	$-	$-	$-	$-	$-
Operating lease obligations	3,373	999	1,007	1,021	346	-	-
Purchase obligations	897,839	878,673	15,833	3,333	-	-	-
Other notes payable	3,709	2,092	1,220	397	-	-	-
Total	$952,631	$929,474	$18,060	$4,751	$346	$-	$-

Future commitments related to satellites on the historical balance sheets are included in the table above under “Satellite-related obligations.”

CMBStar.  The CMBStar satellite is an S-band satellite intended to be used in our mobile video project in China and is scheduled to be completed during the second half of 2008.  If the required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to a Hong Kong joint venture, which in turn will sublease a portion of the transponder capacity to an affiliate of a Chinese regulatory entity.  There can be no assurance that the regulatory approvals will be obtained or contractual conditions satisfied.

Contractual Obligations and Off-balance Sheet Arrangements — Pro Forma Adjustments

As of the effective date of the Spin-off, DISH Network contributed additional contracts for satellites under construction, capital leases and other long-term obligations related to our fixed satellite services business, as well as existing purchase orders related to our operations. In addition, as of the effective date of the Spin-off, we entered into agreements with DISH Network for certain administrative services. Commitments related to these contracts are detailed in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$916,411	$315,974	$185,613	$90,247	$58,228	$52,517	$213,832
Operating lease obligations	5,033	2,600	1,813	568	24	24	4
Purchase obligations	19,342	19,342	-	-	-	-	-
Capital leases and other notes payable	378,711	39,169	43,444	48,113	53,211	58,779	135,995
Total	$1,319,497	$377,085	$230,870	$138,928	$111,463	$111,320	$349,831

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Interest on Long-Term Debt - Historical

We have periodic cash interest payment requirements for our outstanding long-term debt securities as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Total other long-term debt	$162	$112	$46	$4	$-	$-	$-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest on Long-Term Debt – Pro Forma

As of the effective date of the Spin-off, DISH Network contributed long-term debt under capital lease obligations and other notes payable, mainly related to our fixed satellite services business.  Future cash interest payments related to this debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Total capital lease obligations and other long-term debt	$130,804	$31,385	$27,846	$23,916	$19,556	$14,725	$13,376

Satellite-Related Obligations

Satellites under Construction.  As part of the Spin-off, DISH Network contributed several of its contracts to construct new satellites, described below, which are contractually scheduled to be completed within the next three years.  Future commitments related to these satellites are included in the table captioned “Contractual Obligations and Off-balance Sheet Arrangements — Pro Forma Adjustments” under “Satellite-related obligations.”

AMC-14.  In addition to our leases of the AMC-15 and AMC-16 satellites discussed below under “Capital Lease Obligations,” DISH Network also contributed to us a satellite service agreement to lease all of the capacity on AMC-14, a DBS satellite which is currently expected to launch in March 2008 and commence commercial operation at the 61.5 degree orbital location.  The initial ten-year lease for all of the capacity on the satellite will be accounted for as a capital lease. DISH Network expects to enter into an initial ten-year lease for all of the capacity of AMC-14.

DISH Network also contributed contracts for the construction of three additional Ka and/or Ku-band satellites which are expected to be completed between 2009 and 2011.  We have not yet procured launches for these satellites.

Capital Lease Obligations

As part of the Spin-off, DISH Network also contributed to us two ten-year satellite service agreements with SES Americom to lease all the capacity on the following satellites:

AMC-15.  AMC-15, a fixed satellite services satellite, commenced commercial operation during January 2005.  This lease will be renewable by us on a year to year basis following the initial term, and will provide us with certain rights to replacement satellites.

AMC-16.  AMC 16, a fixed satellite services satellite, commenced commercial operation during February 2005.  This lease is renewable by us on a year to year basis following the initial term, and will provide us with certain rights to replacement satellites.

In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), we will account for the satellite component of these agreements as a capital lease.  The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under “Capital Lease Obligations” in the table above.  The commitment related to future minimum payments designated for the lease of the orbital slots and other executory costs is included under “Satellite-Related Obligations” in the table above.  The commitment related to the amount representing interest is included under Interest on “Long-Term Debt” in the table above.

Purchase Obligations

Our purchase obligations primarily consist of binding purchase orders for set-top boxes and related components.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellite Insurance

We do not anticipate carrying insurance for any of the in-orbit satellites that we own because we believe that the premium costs are uneconomic relative to the risk of satellite failure.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

From time to time we evaluate opportunities for strategic investments or acquisitions that would complement our current services and products, enhance our technical capabilities or otherwise offer growth opportunities.  For example, we are exploring business plans for extended Ku-band and Ka-band satellite systems, including licenses to operate at the 86.5, 97 and 113 degree orbital locations.  Future material investments or acquisitions may require that we obtain additional capital.  There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms, or at all.

Critical Accounting Estimates

The preparation of the combined financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to Combined Financial Statements in Item 15 of this Annual Report on Form 10-K.

•
Accounting for investments in publicly-traded securities.  We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary.  We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment.  Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•
Acquisition of investments in non-marketable investment securities.  We calculate the fair value of our interest in non-marketable investment securities either at consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model.  The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

•
Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•
Valuation of goodwill and intangible assets with indefinite lives.  We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives.  Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved.  Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our combined results of operations and financial position.

•
Allowance for doubtful accounts.  Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors.  However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•
Inventory reserve.  Management estimates the amount of reserve required for potential obsolete inventory based upon past experience, the introduction of new technology and consideration of other relevant factors.  However, past experience may not be indicative of future reserve requirements and therefore additional charges could be incurred in the future to reflect differences between estimated and actual reserve requirements.

•
Stock-based compensation.  We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R.  We use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include, among other things, estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures), see Note 3 in the Notes to our Combined Financial Statements in Item 15 of this Annual Report on Form 10-K.  Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation.

•
Income taxes.  Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying combined balance sheets, as well as operating loss and tax credit carryforwards.  We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required.  Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period.  Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations.

•
Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual.  Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes.  Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingency matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

New Accounting Pronouncements

Revised Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement applies to other accounting standards that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurement.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.

Seasonality

Our revenues vary throughout the year depending upon the seasonality of our customers in the subscription television service industry.  As is typical for our customers, the first half of the year generally produces fewer new subscribers than the second half of the year.

Inflation

Inflation has not materially affected our operations during the past three years.  We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures.  We do not have any material backlog of our products.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

As of December 31, 2007, our cash, cash equivalents and marketable investment securities had a fair value of $532 million.  Of that amount, a total of $41 million was invested in fixed or variable rate instruments or money market type accounts.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.

Our cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2007 of 8.0%.  A hypothetical 10% decrease in interest rates would result in a decrease of approximately $1 million in annual interest income.  The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold.  However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks.  The value of these investments can also be impacted by interest rate fluctuations.

Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes.  As of December 31, 2007, we held strategic and financial debt and equity investments of public companies with a fair value of $491 million.  These investments are highly speculative and are concentrated in a small number of companies.  We may make additional strategic and financial investments in debt and other equity securities in the future.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $49 million decrease in the fair value of that portfolio.  The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.

We currently classify all marketable investment securities as available-for-sale.  We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total owner’s equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Combined Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.  We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary.  This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security.  Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary.  Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary.  Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.  When an impairment occurs related to a foreign investment, any “Cumulative translation adjustment” associated with the investment remains in “Accumulated other comprehensive income (loss)” within “Total owner’s equity (deficit)” on our Combined Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Combined Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2007, we had gains net of related tax effect of $64 million as a part of “Accumulated other comprehensive income (loss)” within “Total owner’s equity (deficit).”  During the year ended December 31, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  In addition, during the year ended December 31, 2007, we recognized in our Combined Statements of Operations and Comprehensive Income (Loss) realized and unrealized net gains on marketable investment securities of $3 million.  During the year ended December 31, 2007, our strategic investments have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

We have several strategic investments in certain non-marketable equity securities which are included in “Investment in affiliates” on our Combined Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of December 31, 2007, we had $59 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $11 million is accounted for under the cost method.  In addition, during the year ended December 31, 2007, we recorded aggregate charges to earnings for other than temporary declines in the fair value of a certain investment security of $12 million, and established a new cost basis for this security.

In general, we do not use derivative financial instruments for hedging or speculative purposes, but we may do so in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Not applicable.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 14 of this report under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements	Page

		Report of KPMG LLP, Independent Registered Public Accounting Firm	F-2
		Combined Balance Sheets at December 31, 2007 and 2006	F-3
		Combined Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	F-4
		Combined Statements of Net Investment in EchoStar Corporation for the years ended December 31, 2005, 2006 and 2007	F-5
		Combined Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
		Notes to Combined Financial Statements	F-7

	(2)	Financial Statement Schedules

None. All schedules have been included in the Combined Financial Statements or Notes thereto.

	(3)	Exhibits

2.1*
Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

3.1*
Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

3.2*	Bylaws of EchoStar Holding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

4.1*
Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.1*
Form of Transition Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.2*
Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.3*
Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.4*
Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition LLC, Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.5*
Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.6*
Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.7*
Agreement between HTS, EchoStar Satellite L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.8*
Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).

10.9*
Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No.0-26176).

10.10
Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.11*
Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.12*
Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.13*
Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*
Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*
Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.16*
Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.17*
Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176).

10.18*
Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.19*
Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*
Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.21*
Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.22*
Form of EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.23*
Form of EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.24*
Form of EchoStar Corporation 2008 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.25*
Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

21*	Subsidiaries of EchoStar Corporation (incorporated by reference to Exhibit 21 to Amendment No. 2 of Echostar Corporation's Form 10 dated December 26, 2007, Commission File No. 001-33807).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney authorizing signature of James DeFranco, Cantey Ergen, Steven R. Goodbarn, Gary Howard, David K. Moskowitz, Tom A. Ortolf and Carl E. Vogel.

31.1	Section 302 Certification by Chairman and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

_____________
           Filed herewith.
*           Incorporated by reference.
**         Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date:  February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen	Chief Executive Officer and Chairman	February 25, 2008
Charles W. Ergen	(Principal Executive Officer)

/s/ Bernard L. Han	Executive Vice President and Chief Financial Officer	February 25, 2008
Bernard L. Han	(Principal Financial and Accounting Officer)

*	Director	February 25, 2008
Michael T. Dugan

*	Director	February 25, 2008
Steven R. Goodbarn

*	Director	February 25, 2008
David K. Moskowitz

*	Director	February 25, 2008
Tom A. Ortolf

*	Director	February 25, 2008
S. Michael Schroeder

*	Director	February 25, 2008
Carl E. Vogel

* By:	/s/	R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

INDEX TO COMBINED FINANCIAL TABLES

Page
Consolidated Financial Statements:
Report of KPMG LLP, Independent Registered Public Accounting Firm	F–2
Combined Balance Sheets at December 31, 2007 and 2006	F–3
Combined Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	F–4
Combined Statements of Net Investment in EchoStar Corporation for the years ended December 31, 2005, 2006 and 2007	F–5
Combined Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F–6
Notes to Combined Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EchoStar Corporation:

We have audited the accompanying combined balance sheets of EchoStar Corporation and subsidiaries (the "Company"), formerly EchoStar Holding Corporation, as of December 31, 2007 and 2006, and the related combined statements of operations and comprehensive income (loss), statements of net investment in Echostar Corporation and cash flows for each of the years in the three-year period ended December 31, 2007. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries (formerly EchoStar Holding Corporation) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in note 3 to the accompanying combined financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

KPMG LLP

Denver, Colorado
February 26, 2008

ECHOSTAR CORPORATION
COMBINED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$41,082	$29,621
Marketable investment securities	491,185	293,955
Trade accounts receivable, net of allowance for doubtful accounts of $51 and $823, respectively	34,154	19,062
Inventories, net (Note 2)	21,043	2,726
Other current assets	23,290	2,329
Total current assets	610,754	347,693
Property and equipment, net	213,837	70,510
FCC authorizations.	42,873	42,873
Intangible assets, net (Note 2)	71,646	11,919
Goodwill (Note 2)	248,428	-
Investment in affiliates	59,160	40,254
Other noncurrent assets, net	14,212	4,572
Total assets	$1,260,910	$517,821

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable.	$22,786	$3,095
Deferred revenue	4,055	113
Accrued expenses and other	22,191	12,039
Current portion of long-term debt (Note 2)	1,365	-
Total current liabilities	50,397	15,247

Long-term obligations, net of current portion:
Long-term debt (Note 2)	2,344	-
Deferred tax liabilities	651	291
Total long-term obligations, net of current portion	2,995	291
Total liabilities	53,392	15,538

Commitments and Contingencies (Note 7)

Net investment in EchoStar (Owner's Equity (Deficit)):
Preferred Stock of EchoStar, $.001 par value, 20,000,000 shares authorized (1)	-	-
EchoStar Class A common stock, $.001 par value, 1,600,000,000 shares authorized (1)	-	-
EchoStar Class B common stock, $.001 par value, 800,000,000 shares authorized (1)	-	-
EchoStar Class C common stock, $.001 par value, 800,000,000 shares authorized (1)	-	-
EchoStar Class D common stock, $.001 par value, 800,000,000 shares authorized (1)	-	-
Accumulated other comprehensive income (loss)	66,696	63,805
Owner's net investment	1,140,822	438,478
Total net investment in EchoStar (Owner's equity (deficit))	1,207,518	502,283
Total liabilities and net investment in EchoStar (Owner's equity (deficit)	$1,260,910	$517,821

(1)  As of December 31, 2007, no shares were issued.

The accompanying notes are an integral part of these combined financial statements.

ECHOSTAR CORPORATION
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (L0SS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Equipment and other sales - DISH Network	$1,294,215	$1,288,691	$1,295,861
Equipment sales	249,850	236,629	217,830
Total revenue.	1,544,065	1,525,320	1,513,691

Costs and Expenses:
Cost of equipment and other sales	1,451,704	1,439,919	1,438,499
Marketing and sales	6,731	259	130
Research and development	78,790	56,451	45,928
General and administrative (Note 12)	83,514	60,106	56,366
Depreciation and amortization.	9,705	6,032	5,832
Total costs and expenses	1,630,444	1,562,767	1,546,755

Operating income (loss)	(86,379)	(37,447)	(33,064)

Other Income (Expense):
Interest income	10,459	831	252
Interest expense, net of amounts capitalized (Note 12).	(796)	(1,059)	(1,088)
Other	(6,479)	6,588	(10,109)
Total other income (expense)	3,184	6,360	(10,945)

Income (loss) before income taxes	(83,195)	(31,087)	(44,009)
Income tax (provision) benefit, net.	(2,105)	(3,075)	(931)
Net income (loss)	$(85,300)	$(34,162)	$(44,940)

Foreign currency translation adjustments	4,127	(1,430)	1,227
Unrealized holding gains (losses) on available-for-sale securities	4,493	61,206	(11,769)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(5,729)	(34)	(30,956)
Comprehensive income (loss)	$(82,409)	$25,580	$(86,438)

The accompanying notes are an integral part of these combined financial statements.

ECHOSTAR CORPORATION
COMBINED STATEMENTS OF NET INVESTMENT IN ECHOSTAR CORPORATION
(In thousands, except per share amounts)

	Accumulated Other Comprehensive Income (Loss)	Net Investment in EchoStar	Total
Balance, December 31, 2004	$45,561	$212,891	$258,452
Net income (loss)	-	(44,940)	(44,940)
Advances from owner	-	45,117	45,117
Foreign currency translation	1,227	-	1,227
Change in unrealized holding gains (losses) on available-for-sale securities, net	(42,725)	-	(42,725)
Balance, December 31, 2005	$4,063	$213,068	$217,131
Net income (loss)	-	(34,162)	(34,162)
Advances from owner	-	256,411	256,411
Stock-based compensation, net of tax	-	3,160	3,160
Foreign currency translation	(1,430)	-	(1,430)
Change in unrealized holding gains (losses) on available-for-sale securities, net	61,172	-	61,172
Balance, December 31, 2006	$63,805	$438,477	$502,282
Net income (loss)	-	(85,300)	(85,300)
Advances from owner	-	782,486	782,486
Stock-based compensation, net of tax.	-	5,159	5,159
Foreign currency translation.	4,127	-	4,127
Change in unrealized holding gains (losses) on available-for-sale securities, net	(1,236)	-	(1,236)
Balance, December 31, 2007	$66,696	$1,140,822	$1,207,518

The accompanying notes are an integral part of these combined financial statements.

ECHOSTAR CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(85,300)	$(34,162)	$(44,940)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	9,705	6,032	5,832
Equity in losses (earnings) of affiliates	403	(1,953)	(5,315)
Realized and unrealized losses (gains) on investments	(2,555)	(8,706)	8,482
Non-cash, stock-based compensation recognized	5,159	3,160	-
Deferred tax expense (benefit)	360	291	(247)
Other, net	8,968	(890)	3,681
Change in noncurrent assets.	(111)	(100)	-
Changes in current assets and current liabilities:
Trade accounts receivable.	(7,119)	(679)	18,965
Allowance for doubtful accounts	(772)	580	(297)
Inventories	(21,316)	(2,219)	5,708
Other current assets	(16,863)	(1,211)	671
Trade accounts payable	13,640	925	(6,028)
Accrued expenses and other.	7,692	2,558	(705)
Net cash flows from operating activities	(88,109)	(36,374)	(14,193)

Cash Flows From Investing Activities:
Purchases of property and equipment	(144,309)	(32,769)	(4,250)
Change in restricted cash	-	1,581	119
Purchase of technology-based intangibles	-	-	(14,000)
Investment in Sling Media, net of in-process research and development and cash acquired (Note 2)	(319,928)	-	-
Changes in investments in affiliates	(40,000)	(24,013)	-
Other	3,470	420	1,431
Net cash flows from investing activities	(500,767)	(54,781)	(16,700)

Cash Flows From Financing Activities:
Changes in advances from owner	600,515	105,030	39,933
Repayment of mortgage and notes payable	(178)	(496)	(151)
Net cash flows from financing activities	600,337	104,534	39,782

Net increase (decrease) in cash and cash equivalents .	11,461	13,379	8,889
Cash and cash equivalents, beginning of period.	29,621	16,242	7,353
Cash and cash equivalents, end of period	$41,082	$29,621	$16,242

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest.	$1,201	$1,114	$1,030
Cash received for interest.	$1,458	$830	$253
Cash paid for income taxes.	$2,384	$2,525	$-

The accompanying notes are an integral part of these combined financial statements.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization and Business Activities

Principal Business

On September 25, 2007, DISH Network Corporation (“DISH Network”), formerly known as EchoStar Communications Corporation, announced its intention to separate its technology and certain infrastructure assets into a separate publicly-traded company.  EchoStar Corporation, formerly known as EchoStar Holding Corporation, was incorporated in Nevada on October 12, 2007 to effect the separation (the “Spin-off”).  We had no material assets or activities as a separate corporate entity until the contribution to us by DISH Network of its technology and certain infrastructure assets in connection with the Spin-off.  Our historical combined financial statements reflect the historical financial position and results of operations of entities included in the consolidated financial statements of DISH Network, representing almost exclusively DISH Network’s set-top box business, using the historical results of operations and historical bases of assets and liabilities of this business.  However, our historical combined financial statements do not include certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off.  These assets and liabilities primarily comprise our fixed satellite services business.  The financial condition and results of operations of our fixed satellite services business have not been included in our historical combined financial statements because our fixed satellite services business was operated as an integral part of DISH Network’s subscription television business and did not constitute a “business” in the historical financial statements of DISH Network.

Organization and Legal Structure

The following table summarizes our significant affiliates included in our combined financial statements as of December 31, 2007:

Legal Entity	Referred to Herein As
EchoStar Corporation	EchoStar
EchoStar Technologies Corporation	ETC
EchoStar Technology Holdings Corporation	ETH
EchoStar Data Networks Corporation.	EDN
EchoStar International Corporation	EIC
EchoStar Asia Holdings Corporation	EAH
EchoStar Asia Satellite Corporation	EAS
EchoStar UK Holdings, Ltd.	EUK

2.	Summary of Significant Accounting Policies

Basis of Presentation

The combined financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the entities included in the consolidated financial statements and accounting records of DISH Network, principally representing the digital set-top box and other related products segment, using the historical results of operations and the historical bases of assets and liabilities of our business.  The historical combined financial statements do not include DISH Network’s infrastructure assets and operations that were contributed to us as part of the Spin-off, such as certain satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities.  All significant intercompany transactions and accounts have been eliminated.  Earnings per share has not been presented in these combined financial statements.

The combined statements of operations include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology.  In certain cases, these allocations were made on a specific identification basis.  Otherwise, the expenses related to services provided to us by DISH Network were allocated to us based on the relative percentages, as compared to DISH Network’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated.  Pursuant to transition services agreements we entered into with DISH Network prior to the Spin-off, DISH Network will continue to provide us with certain of these services at prices agreed upon by DISH Network and us for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network’s cost, which is believed to be fair market value pricing.  We will arrange to procure other services pursuant to arrangements with third parties.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

In addition, our combined historical financial statements reflect the historical financial position, results of operations and cash flows of Sling Media, Inc. ("Sling Media") from the acquisition date of October 19, 2007 through December 31, 2007.

We believe the assumptions underlying the combined financial statements are reasonable.  However, the combined financial statements included herein will not reflect our future results of operations, financial position and cash flows or reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented.  Our fixed satellite services assets are not reflected in our historical financial statements included herein because they were not historically operated as part of the business of DISH Network.

Principles of Consolidation/Combination

We have included in the combined financial statements all majority owned subsidiaries and investments in entities in which we have controlling influence.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer.  When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.  For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period.  Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, warranty reserve obligations, self-insurance obligations, deferred taxes and related valuation allowances, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Actual results may differ from previously estimated amounts, and such differences may be material to the Combined Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.

Foreign Currency Translation

The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency.  However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenue and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period.  The difference is recorded to equity as a component of other comprehensive income (loss).  Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense.  During the year ended December 31, 2007 net transaction losses were $4 million.  During the years ended December 31, 2006 and 2005 these amounts were not significant.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2007, 2006 and 2005 consist of money market funds.  The cost of these investments approximates their fair value.

Marketable and Non-Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale.  We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total owner’s equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Combined Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.  We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary.  This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security.  Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary.  Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary.  Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

When an impairment occurs related to a foreign investment, any “Cumulative translation adjustment” associated with the investment remains in “Accumulated other comprehensive income (loss)” within “Total owner's equity (deficit)” on our Combined Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Combined Statement of Operations and Comprehensive Income (Loss).

As of December 31, 2007 and 2006, we had unrealized gains net of related tax effect of $64 million and $65 million as a part of “Accumulated other comprehensive income (loss)” within “Total owner’s equity (deficit),” respectively.  During the years ended December 31, 2007 and 2006, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities.  In addition, during the years ended December 31, 2007 and 2006, we recognized realized and unrealized net gains on marketable investment securities of $15 million and $9 million, respectively, in our Combined Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2005, we recognized realized and unrealized net losses on marketable investment securities of $8 million.  During the year ended December 31, 2007, our strategic investments have experienced and continue to experience volatility.

The fair value of our strategic marketable investment securities aggregated $491 million and $294 million as of December 31, 2007 and 2006, respectively.  These investments are highly speculative and are concentrated in a small number of companies.  Additionally, during the same period, our strategic investments have experienced and continue to experience volatility.  If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Non-Marketable Investment Securities

We also have several strategic investments in certain non-marketable equity securities which are included in “Investment in affiliates” on our Combined Balance Sheets.  Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.  As of December 31, 2007 and 2006, we had $59 million and $40 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, respectively, of which $11 million and $20 million are accounted for under the cost method, respectively.  In addition, during the year ended December 31, 2007, we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our other investment securities of $12 million, and established a new cost basis for these securities. During the year ended December 31, 2006 we did not record any impairment charges with respect to these investments.

Our ability to realize value from our strategic investments in companies that are not publicly-traded is dependent on the success of their business and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.  Proprietary products are built by contract manufacturers to our specifications.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our set-top boxes and related components.  Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead.

Inventories consist of the following:

	As of December 31,
	2007	2006
	(In thousands)
Finished goods	$6,466	$945
Raw materials	-	81
Work-in-process.	76	1,661
Consignment	14,674	488
Inventory allowance	(173)	(449)
Inventories, net	$21,043	$2,726

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded on a straight-line basis over lives ranging from one to forty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Long-Lived Assets

We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Sling Media Acquisition

On October 19, 2007, DISH Network acquired all remaining outstanding shares (94%) of Sling Media for cash consideration of $342 million, including direct transaction costs of $8 million.  DISH Network also exchanged Sling Media employee stock options for its options to purchase approximately 342,000 of DISH Network’s common stock valued at approximately $16 million.  Sling Media, a leading innovator in the digital-lifestyle space, was acquired to complement our existing product line.  This transaction was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).  Sling Media was contributed to us in the Spin-off.

The purchase consideration was allocated based on the preliminary fair values of  identifiable tangible and intangible assets and liabilities as follows (in thousands):

Tangible assets	$28,779
Prepaid compensation costs	11,844
Other non-current assets (a)	(9,541)
Acquisition intangibles	61,800
In-process research and development	22,200
Goodwill	248,428
Current liabilities	(19,233)
Long-term liabilities	(2,433)
Total purchase price	$341,844

(a)           Represents the elimination of our previously recorded 6% non-controlling interest in Sling Media.

The total $62 million of acquired intangible assets resulting from the Sling Media transactions is comprised of technology-based intangibles and trademarks totaling approximately $34 million with estimated weighted-average useful lives of seven years, reseller relationships totaling approximately $24 million with estimated weighted-average useful lives of three years and contract-based intangibles totaling approximately $4 million with estimated weighted-average useful lives of four years.  The in-process research and development costs of $22 million were expensed to "research and development expense" upon acquisition in accordance with SFAS 141.The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.

The results of operations of Sling Media from the date of acquisition have been included in our combined financial statements.  The following unaudited pro forma information shows the results of operations for 2007 and 2006 as if the Sling Media acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands):

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
Revenue	$1,567,285	$1,539,047

Net income (loss)	$(99,246)	$(59,658)

This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Intangible Assets and FCC Authorizations

We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives.

We have determined that our FCC licenses have indefinite useful lives and evaluate impairment in accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”).  In conducting our annual impairment testing, we determined that the estimated fair value of our FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

As of December 31, 2007 and 2006, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$4,640	$(373)	$140	$(82)
Customer relationships	23,600	(1,967)
Technology-based	50,297	(4,551)	14,000	(2,139)
Total .	$78,537	$(6,891)	$14,140	$(2,221)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to fourteen years, was $5 million, $1 million and $1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Estimated future amortization of our identifiable intangible assets as of December 31, 2007 is as follows (in thousands):

For the Years Ending December 31,
2008	$15,301
2009	15,271
2010	13,305
2011	7,123
2012	6,278
Thereafter.	14,368
Total	$71,646

Sales Taxes

In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), we account for sales taxes imposed on our goods and services on a net basis in our “Combined Statements of Operations and Comprehensive Income (Loss).”  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires that deferred tax assets or liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities.  Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, when we believe it is more likely than not that such net deferred tax assets will not be realized.

SFAS No. 109 specifies that the amount of current and deferred tax expense for an income tax return group shall be allocated among the members of that group when those members issue separate financial statements.  For purposes of the financial statements, EchoStar income tax expense has been recorded as if it filed a consolidated tax return separate from DISH Network, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by DISH Network.  EchoStar’s valuation allowance was also determined on the separate tax return basis.  Additionally, EchoStar’s tax attributes (i.e. net operating losses) have been determined based on U.S. consolidated tax rules describing the apportioning of these items upon departure (i.e. spin off) from the DISH Network consolidated group.

DISH Network manages its tax position for the benefit of its entire portfolio of businesses.  DISH Network’s tax strategies are not necessarily reflective of the tax strategies that EchoStar would have followed or will follow as a stand-alone company, nor were they necessarily strategies that optimized EchoStar’s stand-alone position.  As a result, EchoStar’s effective tax rate as a stand-alone entity may differ significantly from those prevailing in historical periods.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accrued interest on tax positions are recorded as a component of interest expense in our "Combined Statements of Operations and Comprehensive Income (Loss)".  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of FIN 48 did not have a material effect on our combined financial statements.

Historically, EchoStar has participated in filing consolidated federal income tax returns and certain state unitary/combined income tax returns with DISH Network.  We are subject to U.S. federal, state and local income tax examination by tax authorities for the years beginning in 1996, due to the carryover of previously incurred net operating losses.  As of December 31, 2007, no taxing authority has proposed any significant adjustments to our tax positions.  We have no significant current tax examination in process.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the book value is equal to or approximates fair value for cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature.

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

In addition, the Company recognizes revenues in accordance with SOP 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Cost of Equipment and Other Sales

Cost of equipment sales associated with set-top boxes, Slingboxes and related components includes materials, labor, freight-in, royalties and manufacturing overhead.  We have designed and developed digital set-top boxes, antennae and other equipment for DISH Network and international satellite service providers and other international customers.  Historically, digital set-top boxes and related components were sold to DISH Network at cost.

New Accounting Pronouncements

Revised Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement applies to other accounting standards that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurement.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.

3.	Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”) which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions.  Effective January 1, 2006, we adopted SFAS 123R under the modified prospective method.

Prior to January 1, 2006, we applied the intrinsic value method of accounting under APB 25 and applied the disclosure only provisions of SFAS 123.  Pro forma information regarding earnings per share and net income was required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement.  For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period on a straight-line basis.  We accounted for forfeitures as they occurred.  Compensation previously recognized was reversed in the event of forfeitures of unvested options.  The following table illustrates the effect on net income (loss) as if we had accounted for our stock-based compensation plans using the fair value method under SFAS 123:

For the Year Ended December 31, 2005
(In thousands)
Net income (loss)	$(44,940)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect.	(3,780)
Pro forma net income (loss)	$(48,720)

Stock Incentive Plans

Our employees participate in DISH Network’s stock incentive plans to attract and retain officers, directors and key employees.  Awards under these plans include both performance and non-performance based equity incentives.  As of December 31, 2007, we had options to acquire 4.5 million shares of DISH Network’s Class A common stock and 1,064,666 restricted stock awards outstanding under these plans.  In general, stock options granted through December 31, 2007 have included exercise prices not less than the market value of DISH Network’s Class A common stock at the date of grant and a maximum term of ten years.  While historically DISH Network’s board of directors has issued options that vest at the rate of 20% per year, some option grants vest at a faster rate or immediately.  As of December 31, 2007, DISH Network had 66.3 million shares of its Class A common stock available for future grant under the stock incentive plans.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

A summary of DISH Network stock option activity (including performance and non-performance based options) related to EchoStar employees for the years ended December 31, 2007, 2006, and 2005 was as follows:

	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Total options outstanding, beginning of period.	4,765,746	$21.36	5,224,001	$20.11	4,014,427	$15.97
Granted	556,844	20.13	164,500	30.11	1,525,000	29.04
Exercised	(611,639)	16.58	(375,255)	11.66	(198,126)	5.61
Forfeited and Cancelled.	(170,700)	7.68	(247,500)	15.46	(117,300)	19.06
Total options outstanding, end of period	4,540,251	23.83	4,765,746	21.36	5,224,001	20.11
Performance based options outstanding, end of period *.	2,424,000	17.02	2,581,500	16.31	2,755,000	15.77
Exercisable at end of period.	1,167,300	31.55	1,401,377	25.97	1,476,879	21.64

* These options, which are included in the caption “Total options outstanding, end of period,” are pursuant to two separate long-term, performance-based stock incentive plans, discussed below.  Vesting of these options is contingent upon meeting certain long-term goals which DISH Network’s management has determined are not probable as of December 31, 2007.

DISH Network received all cash proceeds and realized all tax benefits related to the exercise of stock options by EchoStar employees during all periods presented.  A portion of the tax benefit was allocated to EchoStar based on the EchoStar employees who participate in the DISH Network stock option plan.  Based on the closing market price of DISH Network’s Class A common stock for the year ended December 31, 2007, the aggregate intrinsic value for the options outstanding was $76 million.  Of that amount, options with an aggregate intrinsic value of $11 million were exercisable at the end of the period.

As of December 31, 2007, 2006 and 2005, the grant date fair value of DISH Network’s restricted performance units outstanding for EchoStar employees was as follows.

	2007		2006		2005
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Total restricted stock awards outstanding, beginning of period...	83,833	$29.37	86,667	$29.25	-	$-
Granted	1,000,833	37.72	10,499	30.23	90,000	29.25
Exercised	-	-	-	-	-	-
Forfeited and cancelled.	(20,000)	29.25	(13,333)	29.25	(3,333)	29.25
Total restricted stock awards outstanding, end of period	1,064,666	37.23	83,833	29.37	86,667	29.25
Restricted performance units outstanding, end of period *	64,666	29.59	83,833	29.37	86,667	29.25

* These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” are pursuant to a long-term, performance-based stock incentive plan, discussed below.  Vesting of these restricted performance units is contingent upon meeting a long-term goal which DISH Network’s management has determined is not probable as of December 31, 2007.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Exercise prices for DISH Network options outstanding and exercisable as of December 31, 2007 for EchoStar employees are as follows:

			Options Outstanding			Options Exercisable
			Number Outstanding as of December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.08	-	$6.00	1,631,436	2.57	$5.43	74,175	5.78	$4.06
$6.01	-	$20.00	185,989	1.18	11.55	105,989	1.31	12.57
$20.01	-	$29.00	347,950	6.69	27.84	216,116	6.15	28.19
$29.01	-	$31.00	1,741,476	7.18	29.66	430,375	6.93	30.31
$31.01	-	$40.00	210,900	5.82	34.24	160,011	5.48	34.74
$40.01	-	$79.00	422,500	5.92	51.98	180,634	3.48	58.11
$0.08	-	$79.00	4,540,251	5.06	22.36	1,167,300	5.47	31.55

Long-Term Performance-Based Plans

In February 1999, DISH Network adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan.  The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year.  Exercise of the options is also contingent on DISH Network achieving an industry-related subscriber goal prior to December 31, 2008.

In January 2005, DISH Network adopted a long-term, performance based stock incentive plan (the “2005 LTIP”) within the terms of its 1999 Stock Incentive Plan.  The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the options is also contingent on achieving an DISH Network specific subscriber goal within the ten-year term of each award issued under the 2005 LTIP.

Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until DISH Network’s management concludes achievement of the corresponding goal is probable.  Given the competitive nature of DISH Network’s business, small variations in subscriber churn, gross subscriber addition rates and certain other factors can significantly impact subscriber growth.  Consequently, while DISH Network’s management did not believe achievement of either of the goals was probable as of December 31, 2007, that assessment could change with respect to either goal at any time.  In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met, we would have recorded total non-cash, stock-based compensation expense of $9 million and $16 million under the 1999 LTIP and the 2005 LTIP, respectively.  If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Combined Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.  As of December 31, 2007, if DISH Network’s management had determined each goal was probable, we would have expensed $9 million for the 1999 LTIP and $4 million for the 2005 LTIP.

Of the 4.5 million DISH Network options outstanding for EchoStar employees under DISH Network’s stock incentive plans as of December 31, 2007, options to purchase 1.4 million shares and 1.0 million shares were outstanding pursuant to the 1999 LTIP and the 2005 LTIP, respectively.  These options were granted with exercise prices at least equal to the market value of the underlying shares on the dates they were issued.  The weighted-average exercise price of these options is $8.18 under the 1999 LTIP and $29.31 under the 2005 LTIP.  The fair value of options granted during the year ended December 31, 2007 pursuant to the 2005 LTIP, estimated at the date of the grant using a Black-Scholes option pricing model, was $18.94 per option share.  Further, pursuant to the 2005 LTIP, there were also 64,666 outstanding restricted performance units as of December 31, 2007 with a weighted-average grant date fair value of $29.59.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense, net of related tax effect, is shown in the following table for the years ended December 31, 2007 and 2006, and was allocated to the same expense categories as the base compensation for EchoStar employees who participate in the DISH Network stock option plans:

	For the Years Ended December 31,
	2007	2006
	(In thousands)
Research and development.	$2,321	$1,422
General and administrative.	2,838	1,738
Total non-cash, stock based compensation..	$5,159	$3,160

As of December 31, 2007, total unrecognized compensation for EchoStar employees related to DISH Network’s non-performance based unvested stock options was $8 million.  This cost is based on an assumed future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each award for the years ended December 31, 2007, 2006 and 2005 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Stock Options	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.83% - 4.65%	4.49% - 4.86%	3.74% - 4.50%
Volatility factor .	18.56% - 20.42%	25.02% - 25.20%	20.75% - 27.05%
Expected term of options in years.	2.50 - 10.00	6.14 - 10.00	4.38 - 10.00
Weighted-average fair value of options granted	$3.18 - $43.43	$11.06 - $15.43	$7.36 - $14.12

DISH Network does not currently plan to pay dividends on its common stock, and therefore the dividend yield percentage is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes model requires the input of highly subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.  Therefore, the existing models do not provide as reliable of a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of options for DISH Network’s stock as new events or changes in circumstances become known.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

4.           Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31,
	(In Years)	2007	2006
		(In thousands)
Furniture, fixtures, equipment and other	1-10	$41,292	$31,793
Buildings and improvements	1-40	17,482	17,077
Land	-	2,509	2,579
Construction in progress	-	185,411	47,707
Total property and equipment		$246,694	$99,156
Accumulated depreciation.		(32,857)	(28,646)
Property and equipment, net		$213,837	$70,510

“Construction in progress” primarily includes progress amounts for satellite construction, including launch costs.

Depreciation and amortization expense consists of the following:

	As of December 31,
	2007	2006	2005
	(In thousands)
Furniture, fixtures, equipment and other	$4,591	$4,378	$4,359
Identifiable intangible assets subject to amortization	4,628	1,176	982
Buildings and improvements	486	478	491
Total depreciation and amortization	$9,705	$6,032	$5,832

Long-Lived Satellite Assets.  We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable.

5.	Income Taxes

The components of pretax income (loss) are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic	$(84,408)	$(34,010)	$(47,166)
Foreign	1,213	2,923	3,157
Total	$(83,195)	$(31,087)	$(44,009)

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Current (provision) benefit:
Federal	$-	$-	$-
State.	-	-	-
Foreign	(1,745)	(2,784)	(1,178)
	(1,745)	(2,784)	(1,178)
Deferred (provision) benefit:
Federal	5,731	311	(10,212)
State	3,089	1,895	1,455
Foreign	(360)	(291)	247
Decrease (increase) in valuation allowance .	(8,820)	(2,206)	8,757
	(360)	(291)	247
Total benefit (provision).	$(2,105)	$(3,075)	$(931)

The actual tax provisions for 2007, 2006 and 2005 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2007	2006	2005
	% of pre-tax (income)/loss
Statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	3.7	3.4	3.3
Foreign taxes and income not U.S. taxable	(3.0)	(9.0)	(0.8)
Stock option compensation	(0.8)	(1.7)	-
Intercompany adjustment	(26.8)	(33.2)	(59.5)
Cumulative change in state tax rate, net of Federal benefit.	-	2.7	-
Decrease (increase) in valuation allowance	(10.6)	(7.1)	19.9
Total benefit (provision) for income taxes	(2.5)	(9.9)	(2.1)

All or a portion of the current valuation allowance is expected to be reversed on the effective date of the Spin-off since we are expected to realize sufficient profit to utilize our deferred tax benefits as a result of the commercial and transitional agreements with DISH Network.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$53,162	$29,039
Unrealized (gains) losses on investments	51,872	51,416
Accrued expenses	1,064	1,399
Stock compensation	7,750	7,811
Research and development credit.	2,706	2,225
State taxes net of federal effect.	3,564	5,358
Other	4	812
Total deferred tax assets	120,122	98,060
Valuation allowance	(72,900)	(71,635)
Deferred tax asset after valuation allowance	47,222	26,425

Deferred tax liabilities:
Equity method investments	603	625
Property, equipment and intangible assets	20,692	973
Other	1,902	291
Other comprehensive income	24,676	24,827
Total deferred tax liabilities	47,873	26,716
Net deferred tax asset (liability)	$(651)	$(291)

Current portion of net deferred tax asset (liability)	$-	$-
Noncurrent portion of net deferred tax asset (liability)	(651)	(291)
Total net deferred tax asset (liability)	$(651)	$(291)

EchoStar’s deferred tax assets included tax effected net operating losses (“NOL”) and credits of $53 million and $29 million as of December 31, 2007 and 2006, respectively.  The NOL’s and credits represent the amounts that have been apportioned to these entities in accordance with the Internal Revenue Code and Treasury Regulations as a result of EchoStar’s separation from DISH Network.  The NOL’s and credits decreased $22 million for the year ended December 31, 2007 to correspond to the apportionment of DISH Network’s consolidated tax group’s tax attributes as adjusted for the 2007 utilization of NOL’s in consolidation.  The impact of these allocation rules on the tax attributes determined on a separate company basis is reflected as an intercompany adjustment in the statutory income tax rate reconciliation above.  The federal NOL carryforwards begin to expire in 2020, state NOL’s begin to expire in 2019, and the credits will begin to expire in the year 2010. In conjunction with the acquisition of Sling Media, additional NOLs of $73.6 million were acquired, which will be subject to a Section 382 limitation.  This limitation may not allow for the full utilization of the acquired NOLs in one year.

Overall, EchoStar’s net deferred tax assets are offset by a valuation allowance of $73 million and $72 million as of December 31, 2007 and 2006, respectively.  The valuation allowance was increased by $1 million for the year ended December 31, 2007. Included in the net change to the valuation allowance is a decrease for $7.6 million relating to the acquisition of Sling Media.  This decrease represents a reduction in the overall valuation allowance to offset the recording of net deferred liabilities for purchased intangibles net of NOLs and credits. EchoStar evaluated and assessed the expected near-term utilization of NOL’s, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2007 and 2006.

We have not recognized a deferred tax liability for undistributed earning of certain international subsidiaries because such earnings are considered permanently invested in foreign countries.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

6.	Employee Benefit Plans

Prior to the Spin-off, EchoStar employees participated in DISH Network’s employee stock purchase plan (the “DISH Network ESPP”).  During 2006, this plan was amended for the purpose of registering an additional 1,000,000 shares of Class A common stock and was approved by the stockholders at DISH Network’s Annual Meeting held on May 11, 2006 by the requisite vote of stockholders.  Under the DISH Network ESPP, DISH Network is now authorized to issue a total of 1,800,000 shares of Class A common stock.  Substantially all full-time employees who had been employed by us for at least one calendar quarter were eligible to participate in the DISH Network ESPP.  Employee stock purchases were made through payroll deductions.  Under the terms of the DISH Network ESPP, employees may not deduct an amount which would permit such employee to purchase DISH Network’s capital stock under all of DISH Network’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of DISH Network’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the DISH Network ESPP.  During 2007, 2006 and 2005 our employees purchased approximately 24,600, 20,700 and 17,600 shares of DISH Network’s Class A common stock through the DISH Network ESPP, respectively. As of January 1, 2008, EchoStar employees are no longer eligible to participate in the DISH Network ESPP.

Effective January 1, 2008, our employees participate in EchoStar’s employee stock purchase plan (the “EchoStar ESPP”).  Under the EchoStar ESPP, EchoStar is authorized to issue a total of 360,000 shares of Class A common stock.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the EchoStar ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the EchoStar ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the EchoStar ESPP.  To date no shares have been purchased through the EchoStar ESPP as the first quarter of 2008 is the first time in which employees are eligible to purchase shares of EchoStar’s Class A common stock under the EchoStar ESPP.

401(k) Employee Savings Plan

Our employees participate in DISH Network’s 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by DISH Network, subject to a maximum annual contribution of $1,000 per employee.  During the first quarter of 2008, this amount increased to $1,500.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled less than $1 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

DISH Network may also make an annual discretionary contribution to the plan with approval by its board of directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in DISH Network’s stock.  Discretionary stock contributions, net of forfeitures, for our employees were $2 million relating to each of the 401(k) Plan years ended December 31, 2007, 2006 and 2005.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

7.	Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)
Satellite-related obligations	$47,710	$47,710	$-	$-	$-	$-	$-
Operating lease obligations	3,373	999	1,007	1,021	346	-	-
Purchase obligations	897,839	878,673	15,833	3,333	-	-	-
Other notes payable	3,709	2,092	1,220	397	-	-	-
Total	$952,631	$929,474	$18,060	$4,751	$346	$-	$-

Satellite-Related Obligations

Satellites under Construction.  Future commitments related to the satellites on the historical balance sheets are included in the table above under “Satellite-related obligations.”

The CMBStar satellite is an S-band satellite intended to be used in our mobile video project in China and is scheduled to be completed during the second half of 2008.  If the required regulatory approvals are obtained and contractual conditions are satisfied, the transponder capacity of that satellite will be leased to a Hong Kong joint venture, which in turn will sublease a portion of the transponder capacity to an affiliate of a Chinese regulatory entity.

Purchase Obligations

Our 2008 purchase obligations primarily consist of binding purchase orders for set-top box and related components.

Rent Expense

For the years ended December 31, 2007, 2006, and 2005, total rent expense for operating leases approximated $2 million, $1 million and $1 million, respectively.

Patents and Intellectual Property

Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer.  We may not be aware of all patents and other intellectual property rights that our products may potentially infringe.  Damages in patent infringement cases can include a tripling of actual damages in certain cases.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services.  We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Contingencies

Separation Agreement

In connection with the Spin-off, we have entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation.  Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off.  Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off.  In accordance with these terms of the separation agreement, we may be partially or completely responsible for any liability resulting from the legal proceedings described below.

Acacia

During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California.  The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants.  Acacia is an intellectual property holding company which seeks to license the patent portfolio that it has acquired.  The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent). The ‘992, ‘863, ‘720 and ‘702 patents have been asserted against us.

The patents relate to various systems and methods related to the transmission of digital data.  The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California.  During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite.  In April 2006, DISH Network and other defendants asked the Court to rule that the claims of the ‘702 patent are invalid and not infringed.  That motion is pending.  In June and September 2006, the Court held Markman hearings on the ‘992, ‘863, ‘720 and ‘275 patents, and issued a ruling during December 2006.

Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California.  We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Broadcast Innovation, L.L.C.

In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in Federal District Court in Denver, Colorado.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  We examined these patents and believe that they are not infringed by any of our products or services.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

During 2004, the judge issued an order finding the ‘066 patent invalid.  Also in 2004, the Court ruled the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The Court has stayed the case pending reexamination.  Our case remains stayed pending resolution of the Charter case.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe any of the patents, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Trial is not currently scheduled.  The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal.

We and DISH Network intend to vigorously prosecute this case.  In the event that a Court ultimately determines that we and DISH Network infringe this patent, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Global Communications

On April 19, 2007, Global Communications, Inc., which we refer to as Global, filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas.  The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent).  This patent, which involves satellite reception, was issued in September 2005.  On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid.  Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceedings is concluded.

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we and DISH Network infringe the ‘702 patents, we may be subject to an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Superguide

During 2000, Superguide Corp. (“Superguide”) filed suit against DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs.  Superguide sought injunctive and declaratory relief and damages in an unspecified amount.

On summary judgment, the District Court ruled that none of the asserted patents were infringed by us.  These rulings were appealed to the United States Court of Appeals for the Federal Circuit.  During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings.  In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit.  The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent.  During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue.  That trial took place in March 2007.  In July 2007, the District Court ruled in favor of Superguide.  As a result, Superguide will be able to proceed with their infringement action against us, DirecTV and Thomson.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

We and DISH Network intend to vigorously defend this case.  In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to a portion of the final damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of this suit.

Tivo Inc.

On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo.  In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final.  The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings.  We are appealing the Federal Circuit’s ruling.

In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs.  This improved software is fully operational and has been automatically downloaded to current customers (the “Design-Around”).  We have formal legal opinions from outside counsel that conclude that our Design-Around does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent.

If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense.  If we and DISH Network are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we and DISH Network could also be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers.  In that event we and DISH Network would be at a significant disadvantage to our competitors who could offer this functionality and, while we and DISH Network would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material.  We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the spin-off.  We and DISH Network believe that we do not infringe any of the claims asserted against us and DISH Network.

Trans Video

In August 2006, Trans Video Electronic, Ltd. (“Trans Video”) filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of California.  The suit alleges infringement of United States Patent Nos. 5,903,621 (the ‘621 patent) and 5,991,801 (the ‘801 patent).  The patents relate to various methods related to the transmission of digital data by satellite.  On May 14, 2007, we and DISH Network reached a settlement with Trans Video which did not have a material impact on our results of operations.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

8.	Geographic Information and Transactions with Major Customers

Geographic Information

We currently operate in one reportable segment: the design, development and distribution of digital set-top boxes and related components.

The following table summarizes total long-lived assets and revenue attributed to foreign locations:

	United States	Europe	Asia	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of December 31, 2007	$379,826	$12,679	$184,279	$576,784
As of December 31, 2006	$65,028	$12,818	$47,456	$125,302

Revenue
2007	$1,436,109	$107,956	$-	$1,544,065
2006	$1,446,926	$78,394	$-	$1,525,320
2005	$1,456,276	$57,415	$-	$1,513,691

Revenue is attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and customers abroad.  International revenue includes transactions with customers in Europe, Africa, South America and the Middle East.

Transactions with Major Customers

During the years ended December 31, 2007, 2006 and 2005, United States revenue in the table above primarily included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Total revenue:
DISH Network	$1,294,215	$1,288,691	$1,295,861
Bell ExpressVu.	164,627	186,387	173,168
Other	85,223	50,242	44,662
Total revenue	$1,544,065	$1,525,320	$1,513,691

Percentage of total revenue:
DISH Network	83.8%	84.5%	85.6%
Bell ExpressVu.	10.7%	12.2%	11.4%

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

9.	Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2007, 2006 and 2005 are as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
For the years ended:
December 31, 2007	$823	$(9)	$(763)	$51
December 31, 2006	$243	$660	$(80)	$823
December 31, 2005	$540	$(83)	$(214)	$243

Reserve for inventory
For the years ended:
December 31, 2007	$449	$-	$(276)	$173
December 31, 2006	$910	$187	$(648)	$449
December 31, 2005	$1,648	$575	$(1,313)	$910

10.           Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
	(Unaudited)
Year ended December 31, 2007:
Total revenue	$447,763	$330,589	$404,416	$361,297
Operating income (loss).	$(17,972)	$(13,489)	$(8,707)	$(46,211)
Net income (loss).	$(18,504)	$(14,789)	$(6,650)	$(45,357)

Year ended December 31, 2006:
Total revenue	$365,509	$390,107	$377,283	$392,421
Operating income (loss).	$(6,101)	$1,891	$(15,766)	$(17,471)
Net income (loss)	$(6,940)	$4,616	$(18,162)	$(13,676)

Year ended December 31, 2005:
Total revenue	$401,598	$335,651	$380,103	$396,339
Operating income (loss).	$(7,849)	$(11,533)	$(7,782)	$(5,900)
Net income (loss)	$(7,858)	$(12,060)	$(9,588)	$(15,434)

11.	Investments in Affiliates Accounted for Using the Equity Method

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

Summarized financial information of NagraStar for the periods in which we used the equity method to account for NagraStar is as follows:

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

	As of December 31,
Balance Sheets	2007	2006
	(In thousands)
Assets
Current assets.	$109,489	$84,426
Noncurrent assets	872	854
Total assets	$110,361	$85,280

Liabilities and Owner's Equity (Deficit)
Current and total liabilities	$70,172	$44,470
Owners' equity (deficit)	40,189	40,810
Total liabilities and owners' equity (deficit)	$110,361	$85,280

	For the Years Ended December 31,
Statement of Operations	2007	2006	2005
	(In thousands)
Revenue	$59,949	$57,640	$126,651
Operating, selling, general administrative expenses, net.	64,465	56,278	116,677
Depreciation and amortization.	267	245	335
Operating income (loss).	(4,783)	1,117	9,639
Other income (expense)	4,173	2,447	855
Net income (loss)..	$(610)	$3,564	$10,494

12.	Related Party Transactions

Related Party Transactions with NagraStar

During the years ended December 31, 2007, 2006 and 2005, we purchased security access devices from NagraStar of $55 million, $56 million and $121 million, respectively.  As of December 31, 2007 and 2006, amounts payable to NagraStar totaled $3 million and $3 million, respectively.  Additionally, as of December 31, 2007, we were committed to purchase $22 million of security access devices from NagraStar.

Related Party Transactions with DISH Network

The Combined Statements of Operations and Comprehensive Income (Loss) include service costs and expense allocations for certain corporate functions historically provided to EchoStar by DISH Network.  In certain cases, these allocations were made on a specific identification basis.  Otherwise, the expenses related to services provided to EchoStar by DISH Network were allocated to EchoStar based on relative percentages, as compared to DISH Network’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated.

Charges for functions historically provided to EchoStar by DISH Network are primarily attributable to DISH Network’s performance of many shared services that EchoStar benefits from such as, among other things, treasury, tax, accounting and reporting, mergers and acquisitions, risk management, legal, internal audit, human resources, investor relations and information technology.  EchoStar also participates in certain DISH Network insurance, benefit and incentive plans. The Combined Statements of Operations and Comprehensive Income (Loss) reflect charges from DISH Network and its affiliates for these services of $44 million, $40 million and $37 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Certain of these services will continue to be provided subsequent to the Distribution for varying periods.  Included in the charges above are amounts recognized for employee benefit expenses (Note 6).

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

In addition, during the years ended December 31, 2007, 2006 and 2005, we sold set-top boxes and other services to DISH Network.  The Combined Statements of Operations and Comprehensive Income (Loss) reflect revenue from DISH Network and its affiliates for equipment and other sales of $1.294 billion, $1.289 billion and $1.296 billion for the years ended December 31, 2007, 2006 and 2005, respectively.  For the years ended December 31, 2007, 2006 and 2005 income (loss) before taxes associated with these sales was $(0.1) million, $(0.3) million and $0.3 million, respectively.

13.	Subsequent Events

The Spin-off

On September 25, 2007, DISH Network announced its intention to pursue the disposition of 100% of its shareholdings in us through a tax-free distribution to DISH Network’s shareholders.  Effective as of the distribution date of January 1, 2008, DISH Network completed the distribution of our common shares to its shareholders.  The distribution was effectuated through a pro-rata dividend to DISH Network’s shareholders consisting of 0.20 of a share of the same class of our common stock for every share of common stock owned by DISH Network’s shareholder on December 27, 2007, the record date for the Spin-off.  Following the Spin-off, Mr. Ergen controls approximately 80.0% of the voting power of DISH Network and us.

During October 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008.  During the period from October 1, 2007 through December 31, 2007, we did not repurchase any shares as our stock was not publicly traded.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Investment in TerreStar

During 2007 DISH Network participated in an FCC auction for licenses in the 1.4 GHz band and was the winning bidder for several licenses with total winning bids of $57 million.  DISH Network transferred these licenses to us in the Spin-off.  Subsequent to the Spin-off, as described below, we entered into a commercial agreement with TerreStar Corporation and TerreStar Networks Inc. regarding these licenses.

On February 7, 2008, we completed several transactions under a Master Investment Agreement, dated as of February 5, 2008 between us on the one hand, and TerreStar Corporation and TerreStar Networks on the other hand.  Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6½% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014; and $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014.

The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and will mature on June 15, 2014.  The Exchangeable Notes are exchangeable for shares of TerreStar Corporation common stock based on a price of $5.57 per share following effectiveness of TerreStar Corporation stockholder approval.  TerreStar Networks may be obligated to repurchase all or a part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks or if stockholder approval of the issuance of TerreStar Corporation common stock is not effective by July 23, 2008.  The Exchange Notes will bear interest at 6.5% per annum, with such interest being payable in additional Exchangeable Notes through March 2011.  Additional cash interest may be payable in the event that certain milestones leading to the effectiveness of the stockholder approval are not met.

ECHOSTAR CORPORATION
NOTES TO COMBINED FINANCIAL STATEMENTS – Continued

We also entered into a Purchase Money Credit Agreement with TerreStar and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger have each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks.  Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods.

We also entered into a Spectrum Agreement with TerreStar Corporation and TerreStar Networks.  Under the Spectrum Agreement, one of our subsidiaries will enter into a lease, with TerreStar Corporation as lessee, of the 1.4 GHz spectrum that we acquired in 2007.  TerreStar Corporation will also have the option exercisable on or before July 23, 2008, to acquire the intermediate holding company through which we hold the spectrum, in exchange for the issuance by TerreStar Corporation of 30 million shares of its common stock.  The issuance of these common shares and exercise by TerreStar Corporation of its option will be subject to shareholder approval of the issuance of these shares.

INDEX TO
STATEMENT OF NET ASSETS TO BE CONTRIBUTED
BY DISH NETWORK CORPORATION

Page
Statement of Net Assets to be Contributed by DISH Network Corporation (“DISH Network”):

Report of KPMG LLP, Independent Registered Public Accounting Firm	F–47
Statement of Net Assets to be Contributed by DISH Network as of December 31, 2007	F–48
Notes to Statement of Net Assets to be Contributed by DISH Network	F–49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DISH Network Corporation:

We have audited the accompanying statement of net assets to be contributed by DISH Network Corporation (formerly EchoStar Communications Corporation) as of December 31, 2007.  This statement of net assets to be contributed is the responsibility of DISH Network Corporation’s (formerly EchoStar Communications Corporation) management. Our responsibility is to express an opinion on the statement of net assets to be contributed based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of net assets to be contributed is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of net assets to be contributed by DISH Network Corporation (formerly EchoStar Communications Corporation), assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement of net assets to be contributed. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement was prepared to present the net assets to be contributed by DISH Network Corporation (formerly EchoStar Communications Corporation) to EchoStar Corporation (formerly EchoStar Holding Corporation) in connection with the spin-off transaction referred to in note 1, and is not intended to be a complete presentation of DISH Network Corporation’s (formerly EchoStar Communications Corporation) assets and liabilities.

In our opinion, the accompanying statement of net assets to be contributed by DISH Network Corporation (formerly EchoStar Communications Corporation) presents fairly, in all material respects, the net assets to be contributed by DISH Network Corporation (formerly EchoStar Communications Corporation) as of December 31, 2007 to EchoStar Corporation (formerly EchoStar Holding Corporation) in connection with the spin-off transaction referred to in note 1, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
February 26, 2008

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION
(In thousands)

As of December 31,2007
ASSETS
Current Assets:
Cash and cash equivalents.	$1,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $319	3,900
Consignment inventory	9,957
Current deferred tax assets	5,731
Other current assets	7,951
Total current assets.	1,027,539
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,302,767
FCC authorizations (Note 2)..	123,121
Intangible assets, net ..	142,898
Other noncurrent assets, net	20,335
Total assets	$2,619,810

LIABILITIES
Current Liabilities:
Accrued expenses	$15,800
Current portion of capital lease obligations, mortgages and notes payable	39,168
Total current liabilities.	54,968

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and notes payable, net of current portion	339,542
Deferred tax liabilities.	239,971
Total long-term obligations, net of current portion	579,513
Total liabilities.	634,481

Net assets to be contributed.	$1,985,329

The accompanying notes are an integral part of this statement of net assets to be contributed.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

1.	Overview of Transaction and Assets to be Contributed and Basis of Presentation

On September 25, 2007, DISH Network Corporation (“DISH Network”), formerly known as EchoStar Communications Corporation, announced its intention to separate its technology and certain infrastructure assets into a separate publicly-traded company.  Pursuant to the Spin-off, as of January 1, 2008, certain DISH Network assets, consisting of satellites, uplink and satellite transmission assets and certain real estate and other assets and related liabilities were contributed to EchoStar Corporation (“EchoStar”), formerly known as EchoStar Holding Corporation.  The net assets contributed by DISH Network were historically an integral part of DISH Network’s satellite television business.  These net assets are expected to be used by EchoStar primarily to comprise its fixed satellite service business.

This Statement of Net Assets to be Contributed by DISH Network has been prepared in order to set forth those assets and related liabilities that were contributed by DISH Network to EchoStar on January 1, 2008, but which did not comprise part of the historical combined financial statements of EchoStar.  These assets and related liabilities are reflected in this Statement of Net Assets to be Contributed by DISH Network rather than in the historical combined financial statements of EchoStar and no Statement of Revenues and Direct Expenses has been included herein because these assets have been dedicated to and were an integral part of the DISH Network business, were not operated as a separate business within DISH Network and do not constitute a separate business under EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

The accounting policies described herein are the same accounting policies historically applied by DISH Network in the preparation of its Consolidated Financial Statements.  The net assets to be contributed by DISH Network are shown at DISH Network’s historical basis.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Statement of Net Assets to be Contributed by DISH Network in conformity with accounting principles generally accepted in the United States (“GAAP”) requires DISH Network to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates are used in accounting for, among other things, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, fair values of financial instruments, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, and useful lives of property, equipment and intangible assets.  Actual results may differ from previously estimated amounts, and such differences may be material to the Statement of Net Assets to be Contributed by DISH Network.  Additionally, upon contribution of these net assets by DISH Network, EchoStar will be required to make its own estimates and assumptions.  These estimates and assumptions may be different from those made by DISH Network and may have a significant affect on the reported amounts.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.

Cash and Restricted Cash and Marketable Investment Securities

The Statement of Net Assets to be Contributed includes $1.0 billion of cash to be contributed by DISH Network upon consummation of the Spin-off.

As of December 31, 2007, restricted cash and marketable investment securities included letters of credit for FCC authorizations.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

Property and Equipment

Property and equipment are stated at historical cost.  The cost of satellites under construction, including certain amounts prepaid under our satellite service agreements, are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.

The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.  Depreciation is recorded on a straight-line basis over lives ranging from one to forty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

Long-Lived Assets

DISH Network accounts for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  DISH Network reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Based on the guidance under SFAS 144, DISH Network evaluates our satellite fleet for recoverability as one asset group.  For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  DISH Network considers relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

FCC Authorizations and Intangible Assets

DISH Network accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairment arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.

DISH Network has determined that its FCC licenses have indefinite useful lives and evaluates impairment in accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”).  In its most recent annual impairment testing, DISH Network determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

As of December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of December 31, 2007
	Intangible Assets	Accumulated Amortization	Net Book Value
	(In thousands)
Contract based	$189,928	$(61,604)	$128,324
Technology-based.	20,500	(5,926)	14,574
Total	$210,428	$(67,530)	$142,898

During 2007, DISH Network participated in an FCC Auction for licenses in the 1.4 GHz band and was the winning bidder for several licenses with total winning bids of $57 million.  These licenses were contributed to us in the Spin-off.  Subsequent to the Spin-off, as described above, we entered into a commercial agreement with TerreStar Corporation and TerreStar Networks Inc. regarding these licenses.  See Note 13 in the EchoStar Corporation Notes to Combined Financial Statements in Item 15 of this Annual Report.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

Income Taxes

DISH Network establishes a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax bases of assets and liabilities.  Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, when DISH Network believes it is more likely than not that such net deferred tax assets will not be realized.

Fair Value of Financial Instruments

As of December 31, 2007, the book value approximates fair value for cash, trade accounts receivable, net of allowance for doubtful accounts, current liabilities and mortgages and satellite vendor financing due to their short-term nature.  Pursuant to Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases is not required.

New Accounting Pronouncements

Revised Business Combinations.  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 141R will have on our financial position and results of operations.

Noncontrolling Interests in Consolidated Financial Statements.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This pronouncement applies to other accounting standards that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurement.  We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position or our results of operations.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value. We are required to adopt this statement as of January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position or our results of operations.

3.	Property and Equipment

Property and equipment consist of the following:

	Depreciable Life (In Years)	As of December 31,2007
		(In thousands)
Land.	-	$27,212
Buildings and improvements	1-10	180,415
Furniture, fixtures, equipment and other	1-7	521,107
Satellites:
EchoStar III.	12	234,083
EchoStar IV - fully depreciated	N/A	78,511
EchoStar VI	12	244,305
EchoStar VIII	12	175,801
EchoStar IX..	12	127,376
EchoStar XII.	10	190,051
Satellites acquired under capital leases.	10	551,628
Construction in process	-	159,465
Total property and equipment.		$2,489,954
Accumulated depreciation.		(1,187,187)
Property and equipment, net		$1,302,767

 “Construction in progress” includes progress amounts for satellite construction, including launch costs.

Satellites

DISH Network contributed eight of its satellites to EchoStar, six of which are owned and two are leased.  The two leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements.  While DISH Network believes that overall these satellites are generally in good condition, during 2007 and prior periods, certain of these satellites have experienced anomalies, some of which have had a significant adverse impact on their commercial operation.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

Satellites	Launch Date	Degree Orbital Location	Useful Life/Lease Term
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	N/A
EchoStar VI	July 2000	110	12
EchoStar VIII	August 2002	110	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10

Leased:
AMC-15.	December 2004	105	10
AMC-16.	January 2005	85	10

Under Construction:
CMBStar (owned)	Late 2008
AMC-14 (leased)	March 2008

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 transponders to provide redundancy.  As a result of past traveling wave tube amplifier (“TWTA”) failures, only 18 transponders are currently available for use.  Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies at the 61.5 degree location.  While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and those failures will further impact commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

EchoStar IV.  EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico to a venture in which we hold a minority interest.  The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel.  As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated.  There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

EchoStar VI.  EchoStar VI was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite.  Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings.  During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86.  While the useful life of the satellite has not been affected, commercial operability has been reduced.  The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel.  The power reduction resulting from the solar array failures which currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode, is expected to decrease to 25 and 12, respectively, by September 2008.  The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

EchoStar VIII.  EchoStar VIII was designed to operate 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel.  EchoStar VIII also includes spot-beam technology.  This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

EchoStar IX.  EchoStar IX was designed to operate 32 FSS transponders operating at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”).  The satellite also includes a C-band payload which is owned by a third party.  Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations.  A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite.  During September 2007, the satellite experienced anomalies resulting in the loss of three solar array strings.  An investigation of the anomalies is continuing.  The anomalies have not impacted commercial operation of the satellite to date.  However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of the satellite.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

EchoStar XII.  EchoStar XII was designed to operate 13 transponders at 270 watts per channel in CONUS mode which provides service to the entire continental United States, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate the satellite in CONUS mode.  EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite.  Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures.  The cause of the failures is still being investigated.  The design life of the satellite has not been affected.  However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.  The extent of this impact is being investigated.  There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life.  See discussion of evaluation of impairment in “Long-Lived Assets” below.

Long-Lived Satellite Assets.  DISH Network accounts for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable.  Based on the guidance under SFAS 144, DISH Network evaluates its satellite fleet for recoverability as one asset group.  While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of an individual satellite, based on the redundancy designed within each satellite and considering the asset grouping, these anomalies (none of which caused a loss of service to subscribers for an extended period) are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144.  Unless and until a specific satellite is abandoned or otherwise determined to have no service potential, the net carrying amount related to the satellite would not be written off.

Upon contribution of these satellites, EchoStar will be required to perform its own analysis of each satellite for recoverability.  EchoStar’s conclusion regarding the recoverability of each satellite may be different from the conclusion reached by DISH Network.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

4.	Long-Term Debt

Capital Lease Obligations, Mortgages and Notes Payable

Capital lease obligations, mortgages and notes payable consist of the following:

As of December 31,2007
(In thousands)
Satellites financed under capital lease obligations	$370,241
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,139
8% mortgage due in installments through 2015	330
Total	$378,710
Less current portion	(39,168)
Capital lease obligations, mortgages and other notes payable, net of current portion	$339,542

Capital Lease Obligations

Two of the in-orbit satellites that DISH Network leased at December 31, 2007 were contributed to EchoStar.  These satellites are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.

AMC-15.  AMC-15, an FSS satellite, commenced commercial operation during January 2005.  This lease will be renewable by us on a year to year basis following the initial term, and will provide us with certain rights to replacement satellites.

AMC-16.  AMC 16, an FSS satellite, commenced commercial operation during February 2005.  This lease is renewable by us on a year to year basis following the initial term, and will provide us with certain rights to replacement satellites.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

As of December 31, 2007, DISH Network had $552 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $164 million, which was contributed to EchoStar.  Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2007 are as follows:

For the Years Ended December 31,
2008	$86,351
2009	86,351
2010	86,351
2011	86,351
2012	86,351
Thereafter	168,023
Total minimum lease payments	599,778
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(102,853)
Net minimum lease payments	496,925
Less: Amount representing interest	(126,684)
Present value of net minimum lease payments	370,241
Less: Current portion.	(38,575)
Long-term portion of capital lease obligations.	$331,666

In addition to its lease of the AMC-15 and AMC-16 satellites, DISH Network also contributed a satellite service agreement to lease all of the capacity on another satellite discussed below.

AMC-14.  AMC-14 is a DBS satellite, which is currently expected to launch in March 2008 and commence commercial operation at the 61.5 degree orbital location.  The initial ten-year lease for all of the capacity on the satellite will be accounted for as a capital lease. DISH Network expects to enter into an initial ten-year lease for all of the capacity of AMC-14.

5.	Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Statement of Net Assets Contributed by DISH Network.  We followed the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the Statement of Net Assets to be Contributed by DISH Network and provided any necessary valuation allowances.  In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance.  Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.

STATEMENT OF NET ASSETS TO BE CONTRIBUTED BY
DISH NETWORK CORPORATION – Continued

The temporary differences, which give rise to significant deferred tax assets and liabilities as of December 31, 2007, are as follows:

As of December 31,2007
(In thousands)
Deferred tax assets:
Accrued expenses	$4,849
Stock options	2,117
Other	353
Total deferred tax assets	$7,319

Deferred tax liabilities:
Depreciation and amortization	(219,933)
State taxes net of federal effect	(21,626)
Total deferred tax liabilities	(241,559)
Net deferred tax asset (liability)	$(234,240)

Current portion of net deferred tax asset (liability)	$5,731
Noncurrent portion of net deferred tax asset (liability)	(239,971)
Total net deferred tax asset (liability)	$(234,240)