Form 10-K/A
period 2007-12-31
EchoStar CORP
filed 2008-02-27
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008 (the “Form 10-K”).  We are filing this Form 10-K/A to correct errors under (A) “Item 6 – Selected Financial Data” regarding (i) 2007 pro forma (unaudited) net income (loss), which was erroneously presented as a net loss of “$(93,166)” and has been corrected to net income of “$93,166,” (ii) 2007 net cash flows from operating activities, which was erroneously presented as “$(96,597)” and has been corrected to “$(88,109)” and (iii) 2007 net cash flows from investing activities, which was erroneously presented as “$(492,279)” and has been corrected to “$(500,767)” and (B) “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” regarding the 2006 effective tax rate on page 50 of the Form 10-K, which was erroneously presented as “10.0%” and has been corrected to “9.9%.”  Each of these numbers was reported correctly elsewhere in the Form 10-K.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.  In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

	For the Years Ended December 31,
	2007
Statements of Operations Data:	Pro Forma	2007	2006	2005	2004	2003
	(Unaudited)					(Unaudited)
	(In thousands)
Revenue	$2,088,256	$1,544,065	$1,525,320	$1,513,691	$1,720,091	$976,636
Costs and Expenses:
Cost of sales (exclusive of depreciation and amortization)	1,627,844	1,451,704	1,439,919	1,438,499	1,650,775	886,665
Research and development	94,377	78,790	56,451	45,928	39,809	32,361
General and administrative, including sales and marketing	130,558	90,245	60,365	56,496	65,059	50,472
Depreciation and amortization	246,530	9,705	6,032	5,832	5,071	5,511
Total costs and expenses	2,099,309	1,630,444	1,562,767	1,546,755	1,760,714	975,009
Operating income (loss)	$(11,053)	$(86,379)	$(37,447)	$(33,064)	$(40,623)	$1,627
Net income (loss)	$93,166	$(85,300)	$(34,162)	$(44,940)	$(43,237)	$4,329

Pro forma earnings per share:
Basic	$1.04
Diluted	$1.03
Pro forma shares outstanding:
Basic	89,712
Diluted	90,167

	As of December 31,
	2007
Balance Sheet Data:	Pro Forma	2007	2006	2005	2004	2003
	(Unaudited)				(Unaudited)	(Unaudited)
	(In thousands)
Cash, cash equivalents and marketable securities	$1,532,267	$532,267	$323,576	$106,109	$143,437	$156,814
Restricted cash.	$3,150	$-	$-	$1,581	$1,699	$1,523
Total assets	$3,882,533	$1,260,910	$517,821	$229,392	$277,843	$248,811
Long-term debt (including current portion)	$382,419	$3,709	$-	$495	$647	$2,214
Net investment in EchoStar	$3,275,856	$1,207,518	$502,283	$217,132	$258,452	$230,023

	For the Years Ended December 31,
Cash Flow Data:	2007	2006	2005	2004	2003
					(Unaudited)
	(In thousands)
Net cash flows from:
Operating activities	$(88,109)	$(36,374)	$(14,193)	$(78,916)	$(49,463)
Investing activities	$(500,767)	$(54,781)	$(16,700)	$(5,619)	$(12,244)
Financing activities	$600,337	$104,534	$39,782	$69,715	$74,899

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Years Ended
	December 31,		Variance
	2006	2005	Amount	%
	(In thousands)
Revenue:
Equipment and other sales - DISH Network	$1,288,691	$1,295,861	$(7,170)	(0.6)
Equipment sales	236,629	217,830	18,799	8.6
Total revenue	1,525,320	1,513,691	11,629	0.8

Costs and Expenses:
Cost of equipment and other sales	1,439,919	1,438,499	1,420	0.1
% of Total revenue	94.4%	95.0%
Marketing and sales	259	130	129	99.2
Research and development	56,451	45,928	10,523	22.9
% of Total revenue	3.7%	3.0%
General and administrative	60,106	56,366	3,740	6.6
% of Total revenue	3.9%	3.7%
Depreciation and amortization	6,032	5,832	200	3.4
Total costs and expenses	1,562,767	1,546,755	16,012	1.0

Operating income (loss)	(37,447)	(33,064)	(4,383)	(13.3)

Other Income (Expense):
Interest income	831	252	579	N/M
Interest expense, net of amounts capitalized	(1,059)	(1,088)	29	2.7
Other	6,588	(10,109)	16,697	N/M
Total other income (expense)	6,360	(10,945)	17,305	N/M

Income (loss) before income taxes	(31,087)	(44,009)	(12,922)	29.4
Income tax (provision) benefit, net	(3,075)	(931)	(2,144)	N/M
Effective tax rate	9.9%	2.1%
Net income (loss)	$(34,162)	$(44,940)	$10,778	24.0

Other Data:
EBITDA	$(24,827)	$(37,341)	$12,514	33.5

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

Date:  February 26, 2008

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