Form 10-Q
period 2008-03-31
EchoStar CORP
filed 2008-05-13
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number: 001-33807
EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Inverness Circle E.
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)
(303) 706-4000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2008, the registrant’s outstanding common stock consisted of 42,065,985 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We may not realize the potential benefits that we expect from our separation (“Spin-off”) from DISH Network. Certain of these benefits depend upon market acceptance of our separation from DISH Network which we cannot predict and which may be affected by significant cross-ownership by our Chairman and Chief Executive Officer as well as interlocks between management and the board of directors of us and DISH Network.

•	We will incur significant costs as a newly independent company, which may exceed our estimates. There will also be negative effects arising from our separation from DISH Network, including loss of access to its financial resources.

•	We currently depend on DISH Network for substantially all of our revenue, and the loss of, or a significant reduction in orders from, or a decrease in selling prices of set-top boxes, transponder leasing, digital broadcast operations and/or other services to DISH Network would significantly reduce our revenue and adversely impact our operating results. In addition, a second customer, Bell ExpressVu, accounts for a majority of our revenue that is not from DISH Network.

•	We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15, AMC-16 and EchoStar IX satellites remains without long-term anticipated use by DISH Network, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or more of these satellites. We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred would have a material adverse effect on our reported operating results and financial position.

•	We are suspending construction of the CMBStar satellite and may record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are also currently evaluating potential alternative uses for the CMBStar satellite. Therefore, we could be required to record an impairment charge relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

•	Our 2007 combined financial information included in this report is not indicative of our future financial position, future results of operations or future cash flows, nor does it necessarily reflect what our financial position, results of operations or cash flows would have been as a separate company during the periods prior to the Spin-off that are presented in this report. We were not profitable during the three months ended March 31, 2007, as our operations have historically been dedicated primarily to support DISH Network and we provided our products and services to DISH Network at cost.

•	We may face actual or perceived conflicts of interest with DISH Network in a number of areas relating to our past, ongoing and future relationships, including (i) cross-officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, and (iv) business opportunities.

•	Our ability to increase our income or to generate additional revenues will depend in part on our ability to grow our business. This may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms.

i

•	We may also use a significant portion of our existing cash and marketable securities to fund stock buyback programs. Our board of directors has approved a program in which we may repurchase up to $1.0 billion of our Class A common stock during 2008. There can be no assurance however, that we will repurchase any of our common stock, which will depend on our management’s and Board of Directors’ views of the relative benefits of alternative uses of our capital.

•	If DISH Network enters into a business combination transaction, or if Mr. Ergen no longer controls a majority of the voting power of DISH Network or of us, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in our sales due to a change in control of DISH Network would have a significant material adverse effect on our business and financial position.

•	Our future success may depend on our ability to identify and successfully exploit opportunities to acquire other businesses or technologies to complement, enhance or expand our current business or products or otherwise offer us growth opportunities. We may not be able to pursue these growth opportunities successfully.

•	We have entered into certain strategic transactions and investments, and we may increase our strategic investment activity in the United States and in international markets. These investments, which we believe could become substantial over time, involve a high degree of risk, are concentrated in a few companies and could expose us to significant financial losses if the underlying ventures are not successful. These investment opportunities may also cause us to defer or suspend share repurchases.

•	Our business relies on intellectual property, some of which is owned by third parties, the patents and proprietary rights of which we may inadvertently infringe. We may be required to cease developing or marketing infringing products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims of others.

•	We depend on sales of set-top boxes for the majority of our revenue, and if sales of our set-top boxes decline, our business and financial position will suffer.

•	Our commercial success in selling our set-top boxes to cable operators and other providers of digital television depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our set-top boxes. The owners of these conditional access systems are in many cases competitors of ours. There can be no assurance we will be able to obtain such licenses on acceptable terms or at all.

•	In order to grow our set-top box revenue and business and to build a large customer base, we believe we will be required to increase our sales of set-top boxes in international markets. We have limited experience selling our set-top boxes internationally. To succeed in expanding these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets.

•	The future growth of our satellite and transponder leasing, digital broadcast operations, facility rental, professional services and related businesses, will depend on a number of factors, including: the level of market acceptance and demand for these services, our ability to introduce new services that meet market demand, our ability to develop relationships with and make sales of these services to cable operators and other providers of digital television that are competitors of our former parent, DISH Network, our ability to maintain the health, capacity and control of our existing satellite network, the effectiveness of our competitors in developing and offering similar services and products and our ability to hire additional sales personnel to development and manage new customer relationships.

•	Our set-top boxes are extremely complex and can have defects in design, manufacture or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing or warranty repairs.

•	We obtain many components for our set-top boxes from a single supplier or a limited group of suppliers. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.

ii

•	Future demand for our set-top boxes will depend significantly on the growing market acceptance of high definition television, or HDTV. The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming.

•	If we are unsuccessful in subsequent appeals in the Tivo case or in defending against claims that our alternate technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. The adverse affect on our business could be material. We could also have to pay substantial damages.

•	The fixed satellite services industry is highly competitive and is characterized by long-term leases and high switching costs. It will be difficult to displace customers from their current relationships with our competitors and we may face competition from others in the future.

•	Satellites are subject to significant operational risks while in orbit. While we believe that our satellite fleet is generally in good condition, certain satellites in our fleet have experienced malfunctions or anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. Therefore, the loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on us.

•	We are subject to comprehensive governmental regulation by the FCC for our domestic satellite operations. We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union. Domestic and international regulations regarding the licensing, authorization and operations of satellite communications providers may restrict our fixed satellite services operations.

•	We do not anticipate carrying insurance for any of the in-orbit satellites that we will own, and we will bear the risk of any failures in our in-orbit satellites. Because we bear this risk, failures in our in-orbit satellites could have a material adverse effect on our reported operating results and financial position.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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
In this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, unless the context otherwise requires. “DISH Network” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$665,059	$41,082
Marketable investment securities	677,527	491,185
Trade accounts receivable — DISH Network	478,299	—
Trade accounts receivable — Other, net of allowance for uncollectible accounts of $43 and $51, respectively	58,353	34,154
Insurance receivable	40,750	—
Inventories, net	36,417	21,043
Other current assets	30,831	23,290

Total current assets	1,987,236	610,754
Restricted cash and marketable investment securities	3,150	—
Property and equipment, net of accumulated depreciation of $1,272,805 and $32,857, respectively	1,494,993	213,837
FCC authorizations	165,994	42,873
Intangible assets, net	206,220	71,646
Goodwill	247,856	248,428
Non-marketable investment securities	114,097	59,160
Other noncurrent assets, net	45,080	14,212

Total assets	$4,264,626	$1,260,910

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — DISH Network	$280,735	$—
Trade accounts payable — Other	127,231	22,786
Deferred revenue and other — DISH Network	6,306	—
Deferred revenue and other	2,174	4,055
Accrued expenses and other	80,845	22,191
Current portion of capital lease obligations, mortgages and other notes payable	52,220	1,365

Total current liabilities	549,511	50,397

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	334,679	2,344
Deferred tax liabilities	133,593	651
Other long-term liabilities	839	—

Total long-term obligations, net of current portion	469,111	2,995

Total liabilities	1,018,622	53,392

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,062,197 shares and no shares issued and outstanding, respectively	42	—
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares and no shares issued and outstanding, respectively	48	—
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,232,260	—
Accumulated other comprehensive income (loss)	7,953	66,696
Accumulated earnings (deficit)	5,701	—
Owner’s net investment	—	1,140,822

Total stockholders’ equity (deficit)	3,246,004	1,207,518

Total liabilities and stockholders’ equity (deficit)	$4,264,626	$1,260,910

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenue:
Equipment sales — DISH Network	$371,694	$398,840
Equipment sales — other	74,822	45,108
FSS, digital broadcast operations and other services — DISH Network	92,470	—
FSS and other services — other	15,585	3,815

Total revenue	554,571	447,763

Costs and Expenses:
Cost of sales — equipment	382,425	427,699
FSS, digital broadcast operations and other cost of sales	52,516	3,334
Research and development expense	13,666	14,121
Selling, general and administrative expenses	24,979	19,086
General and administrative expenses — DISH Network	6,354	—
Depreciation and amortization (Note 11)	60,970	1,495

Total costs and expenses	540,910	465,735

Operating income (loss)	13,661	(17,972)

Other Income (Expense):
Interest income	21,369	374
Interest expense	(8,283)	(267)
Casualty loss expense (Note 6)	(12,799)	—
Other	(3,285)	(164)

Total other income (expense)	(2,998)	(57)

Income (loss) before income taxes	10,663	(18,029)
Income tax (provision) benefit, net (Note 9)	(4,962)	(475)

Net income (loss)	$5,701	$(18,504)

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	89,727	89,712

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	91,313	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.06	$(0.21)

Diluted net income (loss)	$0.06	$(0.21)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$5,701	$(18,504)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	60,970	1,495
Equity in losses (earnings) of affiliates	1,580	164
Realized and unrealized losses (gains) on investments	1,043	(1,471)
Non-cash, stock-based compensation recognized	5,470	1,007
Deferred tax expense (benefit)	(10,567)	160
Other, net	12,630	196
Change in noncurrent assets	(9,654)	70
Changes in current assets and current liabilities, net	(74,817)	11,821

Net cash flows from operating activities	(7,644)	(5,062)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(129,235)	—
Sales and maturities of marketable investment securities	239,233	23,417
Purchases of property and equipment	(61,777)	(52,719)
Purchase of strategic investments included in noncurrent assets and other	(57,174)	(40,000)
Other	(505)	(242)

Net cash flows from investing activities	(9,458)	(69,544)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(9,466)	—
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off (Note 1)	649,784	—
Changes in advances from owner	—	77,062
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	761	—

Net cash flows from financing activities	641,079	77,062

Net increase (decrease) in cash and cash equivalents	623,977	2,456
Cash and cash equivalents, beginning of period	41,082	29,621

Cash and cash equivalents, end of period	$665,059	$32,077

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,027	$17

Cash received for interest	$4,025	$446

Cash paid for income taxes	$50	$5

Vendor financing	$13,946	$—

Net assets contributed in connection with the Spin-off	$2,085,747	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business Activities
Principal Business
The spin-off by DISH Network Corporation (“DISH Network”) of technology and infrastructure assets to EchoStar Corporation (“EchoStar,” the “Company,” “we,” and/or “us”) was completed on January 1, 2008 through a distribution of 100% of the common stock of EchoStar to the holders of record of DISH Network’s common stock (the “Spin-off”). The Spin-off was made pursuant to a separation agreement by which DISH Network contributed to EchoStar the subsidiaries and assets that operated its set-top box business, fixed satellite services, digital broadcast operations, certain real estate and other assets and liabilities. The Company has received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the Spin-off was tax free to the stockholders of DISH Network and EchoStar.
The EchoStar business consists of the following segments:
•	Equipment sales and digital broadcast operations — Equipment sales include the sales of set-top boxes and related components including Slingboxes to DISH Network and international customers. Digital broadcast operations include satellite uplinking/downlinking, transmission services, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Fixed Satellite Services (“FSS”) — FSS consists of fixed satellite services provided primarily to DISH Network, and secondarily to other customers.
The table below summarizes the assets and liabilities which were contributed to us in connection with the Spin-off in addition to the assets included in our historical financial statements. The contribution was accounted for at DISH Network’s historical cost given the nature of the distribution.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

January 1, 2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$649,784
Marketable investment securities	350,216
Trade accounts receivable, net	3,900
Inventories, net	9,957
Other current assets	9,061

Total current assets	1,022,918
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,302,767
FCC authorizations	123,121
Intangible assets, net	142,898
Other noncurrent assets, net	20,335

Total assets	$2,615,189

Liabilities
Current Liabilities:
Deferred revenue and other accrued expenses	$11,586
Current portion of capital lease obligations, mortgages and other notes payable	39,168

Total current liabilities	50,754

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,542
Deferred tax liabilities	139,146

Total long-term obligations, net of current portion	478,688

Total liabilities	529,442

Net assets contributed	$2,085,747

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31,2007
(“2007 10-K/A”).
The unaudited Condensed Consolidated Financial Statements in this quarterly report for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the digital set-top box business and other net assets transferred to us as part of the Spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical combined financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the combined financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had EchoStar been a stand-alone entity during the periods presented and do not reflect EchoStar’s combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. The results of operations and the cash flows for any interim period are not necessarily indicative of the results that may be expected for a fiscal year or any other future period.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Principles of Consolidation
We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$5,701	$(18,504)
Foreign currency translation adjustments	(1,200)	(132)
Unrealized holding gains (losses) on available-for-sale securities	(41,337)	2,097
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(974)	—
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	16,573	—

Comprehensive income (loss)	$(21,237)	$(16,539)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accumulated Other
Comprehensive Income
(In thousands)
Balance, December 31, 2007	$66,696
Accumulated other comprehensive income adjustments in connection with the Spin-off	(32,779)
Foreign currency translation	(1,200)
Change in unrealized holding gains (losses) on available-for-sale securities, net	(41,337)
Deferred income tax (expense) benefit attributable to unrealized holding gains (losses) on available-for-sale securities	16,573

Balance, March 31, 2008	$7,953

Basic and Diluted Income (Loss) Per Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised.
The number of shares presented for the three months ended March 31, 2008 represents the actual weighted-average number of shares outstanding for the period. Prior to January 1, 2008, there were no shares of EchoStar common stock outstanding. Accordingly for all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using EchoStar’s shares outstanding as of January 1, 2008. The potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$5,701	$(18,504)

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	89,727	89,712
Dilutive impact of options outstanding	1,586	—

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	91,313	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.06	$(0.21)

Diluted net income (loss)	$0.06	$(0.21)

As of March 31, 2008, there were options to purchase 0.4 million shares of Class A common stock outstanding not included in the above denominator as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

For the Three
Months Ended
March 31, 2008
(In thousands)
Performance based options	1,938
Restricted performance units	118

Total	2,056

Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
	March 31, 2008	Level 1	Level 2	Level 3
Assets:
Marketable investment securities	$677,527	$665,042	$12,485	$—
Other investment securities	50,343	—	—	50,343

Total assets at fair value	$727,870	$665,042	$12,485	$50,343

Changes in Level 3 instruments are as follows (in thousands):

Net
		Net	realized/unrealized
		realized/unrealized	gains/(losses)
		gains/(losses)	included in Other	Purchases,
	Balance at	included in	comprehensive	issuances and	Balance at
	January 1, 2008	earnings	income	settlements	March 31, 2008
Assets
Other investment securities	$—	$—	$—	$50,343	$50,343

Total assets at fair value	$—	$—	$—	$50,343	$50,343

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
New Accounting Pronouncements
Revised Business Combinations
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial position or results of operations.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.
3. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as provided in DISH Network’s existing stock incentive plan and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two options as follows:
•	an adjusted DISH Network stock option for the same number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.831219.

•	a new EchoStar stock option for one-fifth of the number of shares that were exercisable under the original DISH Network stock option, with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.843907.
Similarly, each holder of DISH Network restricted stock units retained his or her DISH Network restricted stock units and received one EchoStar restricted stock unit for every five DISH Network restricted stock units that they held.
Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2008, we had outstanding under our plans options to acquire 6.4 million shares of our Class A common stock and 0.3 million restricted stock awards. In general, stock options granted through March 31, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our options have been subject to vesting, typically at the rate of 20% to 25% per year,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
however, some options have been granted with immediate vesting. As of March 31, 2008, we had 9.5 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of March 31, 2008, the following EchoStar stock incentive awards were outstanding:

	As of
	March 31, 2008
		EchoStar
	EchoStar Stock	Restricted
Stock Awards Outstanding	Options	Stock Units
Held by EchoStar employees	2,943,768	237,006
Held by DISH Network employees	3,475,665	101,047

Total	6,419,433	338,053

In addition, as of March 31, 2008 the following outstanding DISH Network stock incentive awards were held by our employees:

	As of
	March 31, 2008
		DISH
		Network
	DISH Network	Restricted
Stock Awards Outstanding	Stock Options	Stock Units
Held by EchoStar employees	5,776,239	1,178,332

We are responsible for fulfilling all stock incentive awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock incentive awards related to DISH Network common stock regardless of whether such stock incentive awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our non-cash, stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by EchoStar or DISH Network. Accordingly, non-cash, stock-based compensation that we expense with respect to DISH Network stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheet.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	4,182,755	$22.96
Granted	2,386,000	29.54
Exercised	(25,333)	22.43
Forfeited and Cancelled	(123,989)	29.88

Total options outstanding, end of period	6,419,433	25.27

Performance based options outstanding, end of period *	1,938,150	16.69

Exercisable at end of period	1,273,201	29.10

*	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of March 31, 2008.
We realized less than $1 million of tax benefits from stock options exercised during the three month ended March 31, 2008. Based on the closing market price of our Class A common stock on March 31, 2008, the aggregate intrinsic value of our outstanding stock options was $35 million. Of that amount, options with an aggregate intrinsic value of $6 million were exercisable at the end of the period.
Our restricted stock award activity (including performance and non-performance based options) for the three months ended March 31, 2008 was as follows:

	For the Three Months
	Ended March 31, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Total restricted stock awards outstanding, beginning of period	343,386	$29.69
Granted	—	—
Exercised	—	—
Forfeited and Cancelled	(5,333)	35.90

Total restricted stock awards outstanding, end of period	338,053	29.59

Restricted performance units outstanding, end of period *	118,053	26.33

*	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term Company goal which management has determined is not probable as of March 31, 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Long-Term Performance-Based Plans
We have two long-term, performance-based stock incentive plans, the 1999 LTIP and the 2005 LTIP. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on achieving a company specific goal in relation to an industry-related metric prior to December 31, 2008. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of the pay TV business and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of either of the goals was not probable as of March 31, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the three months ended March 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

	For the Three Months
	Ended March 31, 2008
Total Contingent Compensation	1999 LTIP	2005 LTIP
DISH Network awards held by EchoStar employees	$10,356	$17,947
EchoStar awards held by EchoStar employees	2,103	3,644

Total	$12,459	$21,591

If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately in our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the three months ended March 31, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as follows:

	For the Three Months
	Ended March 31, 2008
Contingent Compensation
Vested Portion at March 31, 2008	1999 LTIP	2005 LTIP
DISH Network awards held by EchoStar employees	$10,356	$4,962
EchoStar awards held by EchoStar employees	2,103	1,008

Total	$12,459	$5,970

Of the 6.4 million options outstanding under our stock incentive plans as of March 31, 2008, the following options were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	March 31, 2008
		Weighted-
		Average
	Stock	Exercise
Long-Term Performance-Based Plans	Options	Price
1999 LTIP	1,038,800	$8.96
2005 LTIP	905,350	$25.60
Further, pursuant to the 2005 LTIP, there were also 118,053 outstanding restricted performance units as of March 31, 2008 with a weighted-average grant date fair value of $26.33. No awards were granted under the 1999 LTIP or 2005 LTIP during the three months ended March 31, 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three months ended March 31, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
FSS, digital broadcast operations and other cost of sales	$127	$—
Research and development	1,195	268
Selling, general and administrative expenses	3,233	362

Total non-cash, stock based compensation	$4,555	$630

As of March 31, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $60 million and includes compensation expense that we will recognize for DISH Network stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 6.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three months ended March 31, 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.74%
Volatility factor	19.98%
Expected term of options in years	6.1
Weighted-average fair value of options granted	$7.85
We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of options for our stock as new events or changes in circumstances become known.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods	$17,210	$16,969
Raw materials	11,981	4,042
Work-in-process	7,479	205

Subtotal	36,670	21,216
Inventory allowance	(253)	(173)

Inventories, net	$36,417	$21,043

5. Investment Securities
Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
When an impairment occurs related to a foreign investment, any “Cumulative translation adjustment” associated with the investment remains in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Consolidated Statement of Operations.
As of March 31, 2008 and December 31, 2007, the fair values of our marketable investment securities and strategic marketable investment securities were as follows:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Marketable investment securities	$174,229	$—
Marketable investment securities — strategic	503,298	491,185

Total marketable investment securities	$677,527	$491,185

The increase in our marketable investment securities from December 31, 2007 was primarily due to the contribution of marketable investment securities from DISH Network in connection with the Spin-off (see Note 1).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, during the three months ended March 31, 2008 our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
As of March 31, 2008 and December 31, 2007, we had accumulated unrealized gains net of related tax effect of $6 million and $64 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” respectively. During the three months ended March 31, 2008 we recorded aggregate charges to earnings for other than temporary declines in the fair value of certain of our marketable investment securities of $1 million, and established a new cost basis for this security. During three months ended March 31, 2007, we did not record any charge to earnings for other than temporary declines in the fair value of our marketable investment securities. In addition, during the three months ended March 31, 2008 and 2007, we recognized realized and unrealized net gains (losses) on marketable investment securities of less than $1 million in losses and a $2 million gain, respectively.
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investments in corporate securities represent investments in the marketable common stock of four companies and losses on our investments in corporate debt represent investments in the marketable corporate debt of two companies, each of which are in the communications industry. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations. In addition, we have the ability and intent to hold our investments in “Corporate bonds” until maturity when the issuers are required to redeem them at their full face value.

			As of March 31, 2008
	Primary	Maturity	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	in	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Years	Value	Loss	Value	Loss	Value	Loss
					(In thousands)
Corporate bonds	Temporary market fluctuations	5-6	$278,040	$(19,556)	$—	$—	$—	$—
Corporate equity securities	Temporary market fluctuations	N/A	119,752	(14,619)	—	—	—	—

Total			$397,792	$(34,175)	$—	$—	$—	$—

Non-Marketable Investment Securities
We also have several strategic investments in certain non-marketable equity securities which are included in “Non-Marketable Investment Securities” on our Condensed Consolidated Balance Sheets.

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Non-Marketable Investment Securities
Fair value method	$50,343	$—
Cost method	45,219	39,046
Equity method	18,535	20,114

Total	$114,097	$59,160

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. During the three months ended March 31, 2008 and 2007 we did not record any impairment charges with respect to these investments, respectively.
Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
We also have an investment in non-marketable convertible debt which is included in “Non-Marketable Investment Securities” on our Condensed Consolidated Balance Sheets. This debt is fair valued each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly with changes in fair value recorded in the statement of operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
Investment in TerreStar
On February 7, 2008, we completed several transactions under a Master Investment Agreement, dated as of February 5, 2008 between us, and TerreStar Corporation and TerreStar Networks. Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”). In addition, we acquired $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014, which is included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets.
The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and will mature on June 15, 2014. The Exchangeable Notes are exchangeable for shares of TerreStar Corporation common stock based on a price of $5.57 per share following effectiveness of TerreStar Corporation stockholder approval. TerreStar Networks may be obligated to repurchase all or a part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks or if stockholder approval of the issuance of TerreStar Corporation common stock is not effective by July 23, 2008. The Exchangeable Notes will bear interest at 6.5% per annum, with such interest being payable in additional Exchangeable Notes through March 2011. Additional cash interest may be payable in the event that certain milestones leading to the effectiveness of the stockholder approval are not met. We account for the Exchangeable Notes at fair value with the changes in fair value reported in our Condensed Consolidated Statements of Operations.
We also entered into a Purchase Money Credit Agreement with TerreStar and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger have each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods. As of March 31, 2008, we had advanced approximately $7 million to TerreStar under the terms of this agreement which are included in “Non-marketable Investment Securities” on our Condensed Consolidated Balance Sheets, accounted for at cost. An additional $10 million was advanced to TerreStar subsequent to March 31, 2008.
We also entered into a Spectrum Agreement with TerreStar Corporation and TerreStar Networks. Under the Spectrum Agreement, one of our subsidiaries has entered into an agreement with TerreStar Corporation for the 1.4 GHz spectrum that we acquired from DISH Network in the Spin-off. TerreStar Corporation has the option exercisable on or before July 23, 2008, to acquire the intermediate holding company through which we hold the spectrum, in exchange for the issuance by TerreStar Corporation of 30 million shares of its common stock. The issuance of these common shares and exercise by TerreStar Corporation of its option is subject to the effectiveness of shareholder approval of the issuance of these shares.
Restricted Cash and Marketable Investment Securities
As of March 31, 2008, restricted cash and marketable investment securities included amounts required for our letters of credit.
6. Property and Equipment
Property and equipment consist of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2008	2007
		(In thousands)
Land	—	$30,033	$2,509
Buildings and improvements	1-40	199,717	17,482
Furniture, fixtures, equipment and other	1-10	584,285	41,292
Satellites:
EchoStar III	12	234,083	—
EchoStar IV — fully depreciated	N/A	78,511	—
EchoStar VI	12	244,305	—
EchoStar VIII	12	175,801	—
EchoStar IX	12	127,376	—
EchoStar XII	10	190,051	—
Satellites acquired under capital leases	10	551,628	—
Construction in process	—	352,008	185,411

Total property and equipment		$2,767,798	$246,694
Accumulated depreciation		(1,272,805)	(32,857)

Property and equipment, net		$1,494,993	$213,837

The majority of the increase in property and equipment in the table above is associated with the assets contributed to us in connection to the Spin-off (see Note 1).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
“Construction in process” consists of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction and launch costs	$242,412	$185,411
Digital broadcast equipment	90,241	—
Other	19,355	—

Construction in progress	$352,008	$185,411

Satellites
In connection with the Spin-off, DISH Network contributed six of its owned satellites and two of its satellite lease agreements to us. The two leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements.
We believe that overall our satellites are generally in good condition. Prior to 2008, certain of these satellites have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. Certain of these anomalies are discussed below.
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
EchoStar IV.
EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico. The satellite was originally designed to operate a maximum of 32 transponders at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. See discussion of evaluation of impairment in “Long-Lived Assets” below.
EchoStar VI.
EchoStar VI was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite. Prior to 2007, EchoStar VI experienced anomalies resulting in the loss of 17 solar array strings. During the fourth quarter 2007, five additional solar array strings failed, reducing the number of functional solar array strings to 86. While the useful life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 transponders at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode. These numbers are expected to decrease to 25 and 12, respectively, by September 2008. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years. See discussion of evaluation of impairment in “Long-Lived Assets” below.
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
EchoStar XII.
EchoStar XII was designed to operate 13 transponders at 270 watts per channel in CONUS mode which provides service to the entire continental United States, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Since late 2004, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. The cause of the failures is still being investigated. The design life of the satellite has not been affected. However, these temporary and permanent failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite. The extent of this impact is being investigated. There can be no assurance future anomalies will not cause further losses, which could further impact commercial operation of the satellite or its useful life. See discussion of evaluation of impairment in “Long-Lived Assets” below.
AMC-14
In connection with the Spin-off, DISH Network contributed its AMC-14 satellite services contract to us. SES Americom has announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of expected insurance proceeds of $41 million, totaled $13 million and were written-off during the three months ended March 31, 2008 in our Condensed Consolidated Statement of Operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
AMC-16.
DISH Network contributed its AMC-16 satellite services contract to us in connection with the Spin-off. During the first quarter of 2008 SES Americom notified us that the satellite had experienced an anomaly and is no longer capable of operating at full capacity. Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity. We will record a reduction in our capital lease obligation and corresponding asset when the new monthly recurring payment is finalized with SES Americom.
Long-Lived Satellite Assets
We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellites for recoverability at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144.
In connection with the Spin-off, we performed an impairment analysis in accordance with SFAS 144 and currently expect the undiscounted cash flows of each satellite to be greater than the current carrying amounts. Should we be unable to achieve our business plan, or if conditions require us to change that plan, one or more of our satellites could become partially or fully impaired, which could have a material adverse effect on our results of operations and financial position.
7. Goodwill, FCC Authorizations and Intangible Assets
Goodwill and FCC Authorizations
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures in order to obtain future cash flows are not significant; and

•	we intend to use these assets indefinitely.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Intangible Assets
As of March 31, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(62,632)	$4,640	$(373)
Customer relationships	27,602	(7,685)	23,600	(1,967)
Technology-based	69,797	(11,428)	50,297	(4,551)

Total	$287,965	$(81,745)	$78,537	$(6,891)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $8 million for the three months ended March 31, 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Estimated future amortization of our identifiable intangible assets as of March 31, 2008 is as follows (in thousands):

For the Years Ending December 31,
2008 (remaining nine months)	$24,382
2009	32,176
2010	30,209
2011	24,028
2012	23,182
2013	23,174
Thereafter	49,069

Total	$206,220

8. Long-Term Debt
Capital Lease Obligations, Mortgages and Notes Payable
Capital lease obligations, mortgages and notes payable consist of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$360,949	$—
Other equipment financed under capital lease obligations with an interest rate of 3.1%	13,946	—
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,139	—
Other mortgages and notes payable in installments through 2017 with interest ranging from 2% to 21%	3,865	3,709

Total	$386,899	$3,709
Less current portion	(52,220)	(1,365)

Capital lease obligations, mortgages and other notes payable, net of current portion	$334,679	$2,344

Capital Lease Obligations
In connection with the Spin-off, the satellite lease contracts for AMC-15 and AMC-16 were contributed to EchoStar. These satellites are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of March 31, 2008 are as follows:

For the Years Ended December 31,
2008 (remaining nine months)	$75,466
2009	89,918
2010	86,351
2011	86,351
2012	86,351
2013	86,351
Thereafter	81,673

Total minimum lease payments	592,461
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(98,541)

Net minimum lease payments	493,920
Less: Amount representing interest	(119,026)

Present value of net minimum lease payments	374,894
Less: Current portion	(50,027)

Long-term portion of capital lease obligations	$324,869

9. Income Tax
As of March 31, 2008, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $35 million and tax benefits related to credit carryforwards of approximately $.5 million. The NOL’s and credit carryforwards begin to expire in the year 2024.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Condensed Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.
In connection with the Spin-off, our tax basis of assets and liabilities changed significantly. Furthermore, we had income before taxes for the three months ended March 31, 2008 and project taxable ordinary income into the future. As a result of the Spin-off and the related tax requirements governing the use of our tax assets by DISH Network, we adjusted our deferred tax assets and corresponding valuation allowance to report our net deferred tax assets at an amount that is more likely than not realizable. The use of our deferred tax assets by DISH Network and related effect on our valuation allowance was recorded as a deemed distribution to DISH Network. As of March 31, 2008, we had a valuation allowance against deferred tax assets that are capital in nature, that we currently believe are not realizable.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The actual tax provision for the three months ended March 31, 2008 reconciles to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

For the Three Months
Ended March 31,
2008
% of pre-tax (income)/loss
Statutory rate	(35.0)
State income taxes, net of Federal benefit	(2.4)
Foreign taxes and income not U.S. taxable	(4.3)
Stock option compensation	(1.0)
Other	(3.8)

Total benefit (provision) for income taxes	(46.5)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
10. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Satellite-related obligations	$1,085,399	$306,446	$172,977	$86,491	$54,472	$48,761	$47,662	$368,590
Capital lease obligations	374,895	39,713	46,319	47,420	52,463	57,971	63,989	67,020
Operating lease obligations	13,290	4,776	4,951	2,592	943	24	4	—
Purchase obligations	651,693	632,527	15,833	3,333	—	—	—	—
Mortgages and other notes payable	12,004	1,785	2,588	1,090	748	808	872	4,113

Total	$2,137,281	$985,247	$242,668	$140,926	$108,626	$107,564	$112,527	$439,723

Contingencies
Separation Agreement
In connection with the Spin-off, we have entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off. Therefore, we have been indemnified by DISH Network for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
On April 19, 2007, Global Communications, Inc., which we refer to as Global, filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the “Harvey Patents.” The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us. DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
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
If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense. If we are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly features in DVRs that we currently sell to our customers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other means, the adverse affect on our business could be material. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
believe that we do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Satellites	$34,786	$—
Furniture, fixtures, equipment and other	16,562	1,087
Identifiable intangible assets subject to amortization	8,222	294
Buildings and improvements	1,400	114

Total depreciation and amortization	$60,970	$1,495

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites.
12. Segment Reporting
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition, we currently operate as two business units.
•	Equipment sales and digital broadcast operations – Equipment sales include the sales of set-top boxes and related components including Slingboxes to DISH Network and international customers. Digital broadcast operations include satellite uplinking/downlinking, transmission services, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Fixed Satellite Services (“FSS”) – FSS consists of fixed satellite services provided primarily to DISH Network, and secondarily to other customers.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The “All Other” category consists of revenue and net income (loss) from other operating segments for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Revenue:
Equipment sales and digital broadcast operations	$493,615	$447,763
FSS	56,204	—
All other	4,752	—

Total revenue	$554,571	$447,763

Net income (loss):
Equipment sales and digital broadcast operations	$6,318	$(18,504)
FSS	(17,093)	—
All other	16,476	—

Total net income (loss)	$5,701	$(18,504)

13. Geographic Information and Transactions with Major Customers
Geographic Information
The following table summarizes total long-lived assets and revenue attributed to foreign locations:

	United
	States	Europe	Asia	Total
		(In thousands)
Long-lived assets, including FCC authorizations
March 31, 2008	$1,898,479	$12,471	$204,113	$2,115,063

December 31, 2007	$379,826	$12,679	$184,279	$576,784

Revenue
March 31, 2008	$519,683	$34,888	$—	$554,571

March 31, 2007	$428,702	$19,061	$—	$447,763

Transactions with Major Customers
During the three months ended March 31, 2008 and 2007, the North America revenue primarily includes sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Total revenue:
DISH Network	$464,164	$398,840
Bell ExpressVu	42,963	35,289
Other	47,444	13,634

Total revenue	$554,571	$447,763

Percentage of total revenue:
DISH Network	83.7%	89.1%

Bell ExpressVu	7.7%	7.9%

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
14. Non-Marketable Investment Securities Accounted for Using the Equity Method
We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our exclusive provider of encryption and related security technology used in our set-top boxes. Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.
Summarized financial information for NagraStar is as follows:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Balance Sheets
Assets
Current assets	$112,331	$109,619
Noncurrent assets	1,420	872

Total assets	$113,751	$110,491

Liabilities and Owners’ Equity (Deficit)
Current and total liabilities	$76,687	$70,331
Owners’ equity (deficit)	37,064	40,160

Total liabilities and owners’ equity (deficit)	$113,751	$110,491

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Statement of Operations
Revenue	$8,308	$19,997
Operating, selling, general administrative expenses, net	12,065	18,736
Depreciation and amortization	79	62

Operating income (loss)	(3,836)	1,199
Other income (expense)	741	757

Net income (loss)	$(3,095)	$1,956

15. Related Party Transactions
Related Party Transactions with NagraStar
During the three months ended March 31, 2008 and 2007, we purchased security access devices from NagraStar of $8 million and $19 million, respectively. As of March 31, 2008 and December 31, 2007, amounts payable to NagraStar totaled $2 million and $3 million, respectively. Additionally, as of March 31, 2008, we were committed to purchase $34 million of security access devices from NagraStar.
Related Party Transactions with DISH Network
Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us. However, we are both under the common control of our Chief Executive Officer and Chairman of our Board of Directors, Charles W. Ergen.
We and DISH Network entered into certain transitional services agreements pursuant to which we will obtain certain services and rights from DISH Network, DISH Network will obtain certain services and rights from us, and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
The following is a summary of the terms of the principal agreements that we have entered into with DISH Network that have an impact on our results of operations.
In the near term, we expect that DISH Network will remain our principal customer. Pursuant to the commercial agreements we entered into with DISH Network, we will sell equipment, including set-top boxes, to DISH Network and we will provide digital broadcast operations and other products and services to DISH Network. Generally, all agreements entered into in connection with the Spin-off are based on pricing at cost plus an additional amount equal to an agreed percentage of our cost, which will vary depending on the nature of the products and services provided. These commercial agreements also provide for an arbitration mechanism in the event we are unable to reach agreement with DISH Network as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to fair market value of the products and services supplied.
“Equipment sales — DISH Network”
•	Receiver Agreement. We entered into a receiver agreement for the sale of receivers and other satellite television programming accessories to DISH Network. Under the receiver agreement, DISH Network will have the right but not the obligation to purchase receivers and accessories from us for a two year period. Additionally, we will provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days written notice. We may also terminate this agreement if certain entities were to acquire DISH Network. DISH Network has the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“FSS, digital broadcast operations and other services — DISH Network”
•	Broadcast Agreement. We entered into a broadcast agreement with DISH Network, whereby DISH Network receives broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services from us, thereby enabling DISH Network to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years beginning on January 1, 2008; however, DISH Network has the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network shall pay us a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

•	Real Estate Lease Agreements. We entered into lease agreements with DISH Network so that DISH Network can continue to operate certain properties that were contributed to us in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
Inverness Lease Agreement. The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years.
Meridian Lease Agreement. The lease for 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years with annual renewal options for up to three additional years.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Santa Fe Lease Agreement. The lease for 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years with annual renewal options for up to three additional years.
•	Product Support Agreement. DISH Network needs us to provide product support (including engineering and technical support services and IPTV functionality) for all receivers and related accessories that our subsidiaries have sold and will sell to DISH Network. As a result, we entered into a product support agreement, under which DISH Network has the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice.

•	Satellite Capacity Agreements. We entered into satellite capacity agreements whereby a DISH Network subsidiary, on a transitional basis, leases satellite capacity on satellites owned by us and/or slots licensed by us. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) two years from the effective date of such agreement.

•	Services Agreement. We entered into a services agreement with DISH Network under which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. This agreement has a term of two years. This limited-term agreement is designed to facilitate the separation of us and DISH Network. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
“General and administrative expenses — DISH Network”
•	Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel remains employed by DISH Network but provides services to EchoStar as an advisor. We will make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations will be based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We will also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

The management services agreement will continue in effect until January 1, 2009, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days’ prior written notice, (ii) by DISH Network at the end of any renewal term, upon at least 180 days’ prior notice; and (iii) by DISH Network upon written notice to us, following certain changes in control.

•	Transition Services Agreement. We entered into a transition services agreement with DISH Network pursuant to which DISH Network, or one of its subsidiaries, provides certain transitional services to us. Under the transition services agreement, we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
audit and corporate quality, legal, accounting and tax, and other support services. The transition services agreement has a term of two years.
Tax Sharing Agreement
•	We entered into a tax sharing agreement with DISH Network which governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network will not be liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of our stock, stock options or assets, (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.
Other DISH Network Transactions
•	Nimiq 5 Lease Agreement. On March 11, 2008, we entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to us of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7° W.L. orbital location.. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, we also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), a wholly-owned subsidiary of DISH Network, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”). DISH Network guaranteed certain of our obligations under the Transponder Agreement.

Under the terms of the Transponder Agreement, we will make certain up-front payments to Bell ExpressVu through the service commencement date on the Nimiq 5 satellite and thereafter will make certain monthly payments to Bell ExpressVu for the remainder of the service term. Unless earlier terminated under the terms and conditions of the Transponder Agreement, the service term will expire fifteen years following the actual service commencement date of the Nimiq 5 satellite. Upon expiration of this initial term, we have the option to continue to receive service on the Nimiq 5 satellite on a month-to-month basis. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from Bell ExpressVu on a replacement satellite.

Under the terms of the DISH Agreement, DISH L.L.C. will make certain monthly payments to us commencing when the Nimiq 5 satellite is placed into service (the “In-Service Date”) and continuing through the service term. Unless earlier terminated under the terms and conditions of the DISH Agreement, the service term will expire ten years following the In-Service Date. Upon expiration of the initial term, DISH L.L.C. has the option to renew the DISH Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH L.L.C. has certain rights to receive service from EchoStar on a replacement satellite.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
16. Subsequent Events
CMBStar
We are suspending construction of the CMBStar satellite and may record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are also currently evaluating potential alternative uses for the CMBStar satellite. Therefore, we could be required to record an impairment charge relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Spin-off. Effective January 1, 2008, DISH Network Corporation (“DISH Network”) completed its distribution to us (the “Spin-off”) of its set top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. Our business now consists of the following segments:
•	Equipment sales and digital broadcast operations - Equipment sales include sales of set-top boxes and related components, including Slingboxes, primarily to DISH Network, but also to certain other customers, most of whom operate primarily in international markets. Digital broadcast operations include satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Fixed Satellite Services (“FSS”) - FSS consists of fixed satellite services provided primarily to DISH Network.
Dependence on DISH Network. We currently depend on DISH Network for substantially all of the revenue for each of our primary businesses. We expect that for the foreseeable future, DISH Network will continue to be the primary source of revenue for each of these businesses. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.
Changes in DISH Network subscriber growth could have a material adverse affect on our set-top box sales. However, the impact to us of declining DISH Network subscriber growth may be offset over the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition (“HD”) receivers, digital video recorders (“DVRs”) and HD DVRs, as well as by the upgrade of DISH set-top boxes to new technologies such as MPEG-4. However we cannot assure you that any of these factors will mitigate declining subscriber growth at DISH Network. In addition, because all of our sales to DISH Network are made pursuant to short-term contracts, we can not assure you that DISH Network will continue to purchase products and services from us on a long-term basis.
We expect to experience significant pressure on margins we earn on the sale of set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to advancements in the technology and functionality of set-top boxes and other equipment, as well as DISH Network’s right under our commercial agreements to terminate on 60 days’ notice. We expect that the margins we earn on sales will be determined largely through periodic negotiations which are likely to result in pricing that will reflect, among other things, the set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.
In addition, because the number of potential new customers for our set-top box, fixed satellite services and digital broadcast operations businesses is small and is likely to be limited by our relationship with DISH Network, our current customer concentration is likely to continue for the foreseeable future. Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us. Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.
Additional Challenges for our Set-top Box Business. We believe that our best opportunities for developing potential new customers for our set-top box business lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods. However, there can be no assurance that we will be able to sustain or grow our international business.
In addition, unfavorable events in the economy, including a continuation or further deterioration in the credit and equity markets, could cause consumer demand for pay-TV services and consequently sales of our set-top boxes to materially decline because consumers may delay purchasing decisions or change or reduce their discretionary spending.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
             Continued
Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing set-top boxes. The market for our set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs in order to maintain the margins we earn on set-top boxes and the profitability of our set-top box business.
Additional Challenges for our FSS business. Following completion of the Spin-off, we have begun to operate a fixed satellite services business. This business is being developed using our six owned and two leased in-orbit satellites, multiple digital broadcast centers and other transmission assets. As with our set-top box business, DISH Network currently accounts for substantially all of our FSS revenue. While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons. In particular, DISH Network may reduce its purchase of satellite services from us if it successfully completes the launch and orbital placement of satellites that it has previously announced. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.
However, our ability to expand revenues in the FSS business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long term contracts with customers. As a result, in order to grow our FSS business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services or we may be required to compete aggressively on the basis of pricing, either or both of which may affect our profitability.
We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15, AMC-16 and EchoStar IX satellites remains without long-term anticipated use by DISH Network, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or more of these satellites. We currently estimate that these potential charges could aggregate up to $250 million, which, if incurred, would have a material adverse effect on our reported operating results and financial position.
We are suspending construction of the CMBStar satellite and may record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are also currently evaluating potential alternative uses for the CMBStar satellite. Therefore, we could be required to record an impairment charge relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.
General Risks. Our profitability will also be affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as expenses that we incur as a separate publicly-traded company. These costs include costs associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions. As we expand internationally, we may also incur additional costs to conform our set-top boxes to comply with local laws or local specifications and to ship our set-top boxes to our international customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
             Continued
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Equipment sales — DISH Network. “Equipment sales — DISH Network” primarily includes sales of set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.
Equipment sales — other. “Equipment sales — other” primarily includes sales of set-top boxes and related components to Bell ExpressVu and other international customers, including sales of Slingboxes and related hardware products.
FSS, digital broadcast operations and other services — DISH Network. “FSS, digital broadcast operations and other services — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services and facilities rental revenue.
FSS and other services — other. “FSS and other services — other” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with set-top boxes and related components sold to DISH Network, Bell ExpressVu and other international customers, including costs associated with Slingboxes and related hardware products.
FSS, digital broadcast operations and other cost of sales. “FSS, digital broadcast operations and other cost of sales” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services and facilities rental revenue.
Research and development expenses. “Research and development expenses” consist primarily of costs associated with the design and development of our set-top boxes, Slingboxes and related components, including among other things, salaries and consulting fees.
Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services including non-cash, stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administration provided by DISH Network and other third parties.
Interest expense. “Interest expense” primarily includes interest expense associated with our capital lease obligations.
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
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

	For the Three Months
	Ended March 31,		Variance
	2008	2007	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Equipment sales — DISH Network	$371,694	$398,840	$(27,146)	(6.8)
Equipment sales — other	74,822	45,108	29,714	65.9
FSS, digital broadcast operations and other services — DISH Network	92,470	—	92,470	NM
FSS and other services — other	15,585	3,815	11,770	NM

Total revenue	554,571	447,763	106,808	23.9

Costs and Expenses:
Cost of sales — equipment	382,425	427,699	(45,274)	(10.6)
% of Total equipment sales	85.6%	96.3%
FSS, digital broadcast operations and other cost of sales	52,516	3,334	49,182	NM
% of Total FSS, digital broadcast operations and other services	48.6%	87.4%
Research and development expense	13,666	14,121	(455)	(3.2)
% of Total revenue	2.5%	3.2%
Selling, general and administrative expenses	31,333	19,086	12,247	64.2
% of Total revenue	5.6%	4.3%
Depreciation and amortization	60,970	1,495	59,475	NM

Total costs and expenses	540,910	465,735	75,175	16.1

Operating income (loss)	13,661	(17,972)	31,633	NM

Other Income (Expense):
Interest income	21,369	374	20,995	NM
Interest expense	(8,283)	(267)	(8,016)	NM
Casualty loss	(12,799)	—	(12,799)	NM
Other	(3,285)	(164)	(3,121)	NM

Total other income (expense)	(2,998)	(57)	(2,941)	NM

Income (loss) before income taxes	10,663	(18,029)	28,692	NM
Income tax (provision) benefit, net	(4,962)	(475)	(4,487)	NM
Effective tax rate	46.5%	-2.6%

Net income (loss)	$5,701	$(18,504)	$24,205	NM

Other Data:
EBITDA	$58,547	$(16,641)	$75,124	NM

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
             Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $372 million during the three months ended March 31, 2008, a decrease of $27 million or 6.8% compared to the same period in 2007. This change resulted from a decrease in unit sales of set-top boxes and related components, partially offset by an increase in the sale of advanced products such as HD receivers, DVR and HD DVRs. In addition, in connection with the Spin-off, set-top boxes, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below.
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
Equipment sales — other. “Equipment sales — other” totaled $75 million during the three months ended March 31, 2008, an increase of $30 million or 65.9% compared to the same period during 2007. This change principally resulted from an increase in sales to international customers and an increase in sales of advanced products to Bell ExpressVu, partially offset by a decrease in unit sales of set-top boxes and related components to Bell ExpressVu.
We currently have certain binding purchase orders from Bell ExpressVu our primary non-DISH Network customer extending into the third quarter of 2008. However, Bell ExpressVu has no future obligation to purchase set-top boxes from us. Cancellations or reductions of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.
FSS, digital broadcast operations and other services — DISH Network. “FSS, digital broadcast operations and other services — DISH Network” totaled $92 million during the three months ended March 31, 2008 resulting from the sales of services to DISH Network including satellite and transponder leasing, and digital broadcast operations in connection with the Spin-off.
FSS and other services — other. “FSS and other services — other” totaled $16 million during the three months ended March 31, 2008, an increase of $12 million compared to the same period during 2007. This change principally resulted from the increase in satellite and transponder leasing and other services provided to customers other than DISH Network and a one-time revenue benefit recognized during the quarter.
Cost of sales — equipment. “Cost of sales — equipment” totaled $382 million during the three months ended March 31, 2008, a decrease of $45 million or 10.6% compared to the same period in 2007. This change primarily resulted from a decrease in volume of set-top boxes and related components sold to DISH Network, partially offset by an increase in the cost per unit of set-top boxes and related components sold to DISH Network. In addition, this increase related to an increase in the cost of set-top boxes and related components sold to Bell ExpressVu and other international customers. “Cost of sales — equipment” represented 85.6% and 96.3% of total equipment sales during the three months ended March 31, 2008 and 2007, respectively. Prior to the Spin-off, set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of set-top boxes and related components sold to DISH Network at cost plus a fixed margin during the three months ended March 31, 2008. This decrease was partially offset by a decline in margins on sales to Bell ExpressVu and other international customers.
Cost of sales — FSS, digital broadcast operations and other services. “Cost of sales — FSS, digital broadcast operations and other services” totaled $53 million during the three months ended March 31, 2008, an increase of $49 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network. “Cost of sales — FSS, digital broadcast operations and other services” represented 48.6% and 87.4% of total FSS, digital broadcast operations and other revenue during the three months ended March 31, 2008 and 2007, respectively. The decrease in this expense to revenue ratio principally resulted from the margins now earned on transponder leasing as a result of our agreements entered into with DISH Network in connection with the Spin-off. The majority of the costs associated with our satellites utilized in our FSS business are included in “Depreciation and amortization” expense discussed below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
             Continued
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $31 million during the three months ended March 31, 2008, an increase of $12 million compared to the same period in 2007. This increase was attributable to an increase in certain management and administrative services including non-cash, stock-based compensation expense, primarily including those costs associated with the acquisition of Sling Media. In addition, the increase related to higher personal property and real estate taxes as a result of the real estate and other assets contributed to us in connection with the Spin-off. “Selling, general and administrative expenses” represented 5.6% and 4.3% of “Total revenue” during the three months ended March 31, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $61 million during the three months ended March 31, 2008, a $59 million increase compared to the same period in 2007. The increase in “Depreciation and amortization” expense was primarily attributable to the “Depreciation and amortization” expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network in connection with the Spin-off.
Interest income. “Interest income” totaled $21 million during the three months ended March 31, 2008, as a result of the cash and marketable investment securities contributed by DISH Network to us in connection with the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense” totaled $8 million during the three months ended March 31, 2008 as a result of interest associated with our capital leases contributed to us as a result of the Spin-off.
Casualty loss. “Casualty loss” totaled $13 million during the three months ended March 31, 2008. In connection with the AMC-14 launch anomaly, we wrote-off certain deposits, capitalized interest and insurance costs, net of expected insurance proceeds (see Note 6 in the Notes to our Condensed Consolidated Financial Statements).
Earnings before interest, taxes, depreciation and amortization. EBITDA was $59 million during the three months ended March 31, 2008, an increase of $75 million compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
EBITDA	$58,547	$(16,641)
Less:
Interest expense and interest income, net	(13,086)	(107)
Income tax provision (benefit), net	4,962	475
Depreciation and amortization	60,970	1,495

Net income (loss)	$5,701	$(18,504)

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
Income tax (provision) benefit, net. Our income tax provision was $5 million during the three months ended March 31, 2008. During the first quarter of 2008, we generated taxable income in comparison to the prior year when we generated a loss. We expect our effective tax rate for the current year to be consistent with the provision recorded in this quarter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
             Continued
Net income (loss). Net income was $6 million during the three months ended March 31, 2008, an increase of $24 million compared to the same period in 2007. The improvement was primarily attributable to the changes in revenue and expenses discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and marketable investment securities as of March 31, 2008 totaled $1.346 billion, including $3 million of restricted cash and marketable investment securities, compared to $532 million of cash and marketable investment securities as of December 31, 2007. The $814 million increase in restricted and unrestricted cash, cash equivalents and marketable investment securities was primarily related to the contribution of approximately $1.0 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off.
In connection with the Spin-off, DISH Network contributed its AMC-14 satellite services contract to us. On April 11, 2008, SES Americom announced that it has declared to insurers that the AMC-14 satellite is now considered a total loss, due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts net of expected insurance proceeds of $13 million were written-off during the three months ended March 31, 2008 in our Condensed Consolidated Statement of Operations.
The following discussion highlights our free cash flow and cash flow activities during the three months ended March 31, 2008 compared to the same period in 2007.
Free Cash Flow
We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Condensed Consolidated Statements of Cash Flows. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for certain other activities. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities” or any other measure determined in accordance with GAAP. Since free cash flow includes investments in operating assets, we believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure — “Net cash flows from operating activities.”
During the three months ended March 31, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Free cash flow	$(69,421)	$(57,781)
Add back:
Purchases of property and equipment	61,777	52,719

Net cash flows from operating activities	$(7,644)	$(5,062)

The $12 million decline in free cash flow during the three months ended March 31, 2008 compared to the same period in 2007 resulted from a decline in “Net cash flows from operating activities” of $3 million and an increase in “Purchases of property and equipment” of $9 million. The decline in “Net cash flows from operating activities” was primarily attributable to a reduction in cash resulting from changes in operating assets and liabilities partially offset by an increase in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Deferred tax expense (benefit).” The increase in “Purchases of property and equipment” during the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to an increase in overall corporate capital expenditures.
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
Obligations and Future Capital Requirements
Contractual Obligations
Future maturities of our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$1,085,399	$306,446	$172,977	$86,491	$54,472	$48,761	$47,662	$368,590
Capital lease obligations	374,895	39,713	46,319	47,420	52,463	57,971	63,989	67,020
Operating lease obligations	13,290	4,776	4,951	2,592	943	24	4	—
Purchase obligations	651,693	632,527	15,833	3,333	—	—	—	—
Mortgages and other notes payable	12,004	1,785	2,588	1,090	748	808	872	4,113

Total	$2,137,281	$985,247	$242,668	$140,926	$108,626	$107,564	$112,527	$439,723

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash and marketable investment securities balances and cash generated from operations. There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our future working capital and capital expenditure needs will vary depending on the levels of investment necessary to support possible strategic initiatives. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of, among other factors, significant satellite failures, or general

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
economic downturn. These factors could require that we raise additional capital in the future. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or other long-term obligations. Also, the plan to repurchase our Class A common stock extends through December 31, 2008, which could require that we raise additional capital. The maximum dollar value of shares that may be purchased under the plan is $1.0 billion. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
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
Interest on Long-Term Debt
As of March 31, 2008, future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Mortgages and notes payable	$4,111	$668	$630	$580	$524	$464	$399	$846
Capital lease obligations	119,025	22,997	27,268	23,336	19,032	14,261	8,981	3,150

Total	$123,136	$23,665	$27,898	$23,916	$19,556	$14,725	$9,380	$3,996

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of March 31, 2008, our cash, cash equivalents and marketable investment securities had a fair value of $1.346 billion. Of that amount, a total of $843 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2008 of 7.1%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $9 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies) reduces these risks. The value of these investments can also be impacted by interest rate fluctuations.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of March 31, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $503 million. These investments are highly speculative and are concentrated in a small number of companies. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $50 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
We currently classify all marketable investment securities as available-for-sale. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are estimated to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. When an impairment occurs related to a foreign investment, any “Cumulative translation adjustment” associated with the investment remains in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Condensed Consolidated Balance Sheets until the investment is sold or otherwise liquidated; at which time, it will be released into our Condensed Consolidated Statement of Operations.
As of March 31, 2008, we had accumulated unrealized gains net of related tax effect of $3 million as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During the three months ended March 31, 2008 we recorded aggregate charges to earnings for other than temporary declines in the

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued
fair value of certain of our marketable investment securities of $1 million, and established a new cost basis for this security. In addition, during the three months ended March 31, 2008, we recognized realized and unrealized net gains (losses) on marketable investment securities of $1 million in losses. During the three months ended March 31, 2008, our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio does not remain above cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
We also have several strategic investments in certain non-marketable equity securities which are included in “Non-Marketable Investment Securities” on our Condensed Consolidated Balance Sheets. Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. As of March 31, 2008, we had $57 million aggregate carrying amount of non-marketable and unconsolidated strategic equity investments, of which $38 million is accounted for under the cost method. In addition, during the three months ended March 31, 2008, we did not record any charge to earnings for other than temporary declines in the fair value of our non-marketable equity investment securities.
We also have an investment in non-marketable convertible debt which is included on “Non-Marketable Investment Securities” on our Condensed Consolidated Balance Sheets. This debt is fair valued each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly with changes in fair value recorded in the statement of operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates. As of March 31, 2008, we had $50 million carrying amount of non-marketable debt securities and during the three months ended March 31, 2008, we did not record any charges to earnings for changes in fair value of our non-marketable debt investment securities.
As of March 31, 2008, we have $387 million of long-term debt, of which $375 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS107”).
In general, we do not use derivative financial instruments for hedging or speculative purposes, but we may do so in the future.

Item 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Separation Agreement
In connection with the Spin-off, we have entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off. Therefore, we have been indemnified by DISH Network for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit. The Court has set a hearing for May 6, 2008, at which time it will determine whether the parties will proceed with additional invalidity motions or enter final judgment based on Acacia’s agreement that all asserted claims are invalid.
Acacia’s various patent infringement cases have been consolidated for pre-trial purposes in the United States District Court for the Northern District of California. We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION - Continued
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
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ’969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. We are evaluating the Federal Circuit’s decision to determine the impact on our action.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot

PART II — OTHER INFORMATION - Continued
predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
On April 19, 2007, Global Communications, Inc., which we refer to as Global, filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. Based on the PTO’s decision, we have asked the District Court to stay the litigation until the reexamination proceeding is concluded.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490 (the ‘490 patent), 5,109,414 (the ‘414 patent), 4,965,825 (the ‘825 patent), 5,233,654 (the ‘654 patent), 5,335,277 (the ‘277 patent), and 5,887,243 (the ‘243 patent), all of which were issued to John Harvey and James Cuddihy as named inventors. The ‘490 patent, the ‘414 patent, the ‘825 patent, the ‘654 patent and the ‘277 patent are defined as the “Harvey Patents.” The Harvey Patents are entitled “Signal Processing Apparatus and Methods.” The lawsuit alleges, among other things, that our DBS system receives program content at broadcast reception and satellite uplinking facilities and transmits such program content, via satellite, to remote satellite receivers. The lawsuit further alleges that we infringe the Harvey Patents by transmitting and using a DBS signal specifically encoded to enable the subject receivers to function in a manner that infringes the Harvey Patents, and by selling services via DBS transmission processes which infringe the Harvey Patents.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us. DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount.
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court

PART II — OTHER INFORMATION - Continued
found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘578 patent, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain user-friendly electronic programming guide and related features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the district court, and ordered that the stay of the district court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the district court for further proceedings. We are appealing the Federal Circuit’s ruling to the United States Supreme Court.
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
If the Federal Circuit’s decision is upheld and Tivo decides to challenge the Design-Around, we will mount a vigorous defense. If we are unsuccessful in subsequent appeals or in defending against claims that the Design-Around infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently sell to our customers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other means, the adverse affect on our business could be material. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we believe that we do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION - Continued
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2007.
We currently depend on DISH Network for substantially all of our revenue for FSS and digital broadcast operations.
DISH Network is currently our primary customer of fixed satellite services and digital broadcast operation services. Because these services are provided pursuant to contracts that generally expire on January 1, 2010, DISH Network will have no obligation to purchase fixed satellite services or digital broadcast operation services from us after that date. Therefore, if we are unable to extend these contracts with DISH Network, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We are suspending construction of the CMBStar satellite and may record an impairment charge.
During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are also currently evaluating potential alternative uses for the CMBStar satellite.  Therefore, we could be required to record an impairment charge relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

PART II — OTHER INFORMATION - Continued
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from January 1, 2008 through March 31, 2008.

	Total		Total Number of	Maximum Approximate
	Number of	Average	Shares Purchased	Dollar Value of Shares
	Shares	Price	as Part of Publicly	that May Yet be
	Purchased	Paid per	Announced Plans or	Purchased Under the
Period	(a)	Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
January 1 - January 31, 2008	—	$—	—	$1,000,000
February 1 - February 29, 2008	—	$—	—	$1,000,000
March 1 - March 31, 2008	—	$—	—	$1,000,000

Total	—	$—	—	$1,000,000

(a)	During the period from January 1, 2008 through March 31, 2008, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)	During October 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.
Item 6. EXHIBITS
(a) Exhibits.

3.1*	Text of Amendment to Articles of Incorporation of EchoStar Corporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of EchoStar dated January 25, 2008, Commission File No. 001-33807).

10.1*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.2*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.3☐	Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc, and Bell Canada.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

PART II — OTHER INFORMATION - Continued

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.8*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008

Exhibit Index

Exhibit No.	Description
3.1*	Text of Amendment to Articles of Incorporation of EchoStar Corporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of EchoStar dated January 25, 2008, Commission File No. 001-33807).

10.1*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell ExpressVu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligation set forth in Section 19.10), on the other hand (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.2*	NIMIQ 5 Transponder Service Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.3☐	Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc, and Bell Canada.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1*	Separation Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 2.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.2*	Transition Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.1 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.3*	Tax Sharing Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.4*	Employee Matters Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.5*	Intellectual Property Matters Agreement between EchoStar, EchoStar Acquisition L.L.C., Echosphere L.L.C., EchoStar DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network (incorporated by reference from Exhibit 10.4 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.6*	Management Services Agreement between EchoStar and DISH Network (incorporated by reference from Exhibit 10.5 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.7*	Receiver Agreement between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference from Exhibit 10.26 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

99.8*	Broadcast Agreement between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.27 to the Form 10 of EchoStar Holding Corporation, Commission File No. 001-33807).

☐	Filed herewith.

*	Incorporated by reference.