Form 10-Q
period 2008-06-30
EchoStar CORP
filed 2008-08-04
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File Number: 001-33807
EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1232727 (I.R.S. Employer Identification No.)

90 Inverness Circle E. Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)
(303) 706-4000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2008, the registrant’s outstanding common stock consisted of 42,243,376 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We may not realize the potential benefits that we expect from our separation (“Spin-off”) from DISH Network including the ability to market our products and services to entities that are competitors of DISH Network. Certain of these benefits depend upon market acceptance of our separation from DISH Network which we cannot predict and which may be affected by significant cross-ownership by our Chairman and Chief Executive Officer as well as interlocks between management and the board of directors of us and DISH Network.

•	We will incur significant costs as a newly independent company, which may exceed our estimates. There will also be negative effects arising from our separation from DISH Network, including loss of access to its financial resources.

•	We currently depend on DISH Network for substantially all of our revenue, and the loss of, or a significant reduction in orders from, or a decrease in selling prices of set-top boxes, transponder leasing, digital broadcast operations and/or other services to DISH Network would significantly reduce our revenue and adversely impact our results of operations. Many of our agreements with DISH Network for these services expire on January 1, 2010 and there can be no assurance that we will be able to renew these agreements on substantially similar terms. In addition, a second customer, Bell ExpressVu, accounts for a majority of our revenue that is not from DISH Network.

•	We expect that for the foreseeable future, DISH Network will continue to be the primary source of revenue for each of our principle businesses. Therefore, weaknesses in the economy and other factors adversely affecting DISH Network could indirectly have an adverse impact on us.

•	We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15 and AMC-16 satellites remains without long-term contracts for their capacity, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or both of these satellites. We currently estimate that these potential charges could aggregate up to approximately $200 million, which, if incurred, would have a material adverse effect on our results of operations and financial position.

•	We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are unable to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

•	Our 2007 combined financial information included in this report is not indicative of our future financial position, future results of operations or future cash flows, nor does it necessarily reflect what our financial position, results of operations or cash flows would have been as a separate company during the periods prior to the Spin-off that are presented in this report. We were not profitable during 2007, as our operations have historically been dedicated primarily to support DISH Network and we provided our products and services to DISH Network at cost.

i

•	We may face actual or perceived conflicts of interest with DISH Network in a number of areas relating to our past, ongoing and future relationships, including (i) cross-officerships, directorships and stock ownership, (ii) intercompany transactions, (iii) intercompany agreements, and (iv) business opportunities.

•	Our ability to increase our income or to generate additional revenues will depend in part on our ability to grow our business. This may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and pricing of financing, particularly in the high yield debt and leveraged credit markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon business strategies that we would otherwise pursue if financing were available on acceptable terms.

•	We may use a significant portion of our existing cash and marketable securities to fund stock buyback programs. Our board of directors has approved a program in which we may repurchase up to $1.0 billion of our Class A common stock during 2008. There can be no assurance however, that we will repurchase any of our common stock, which will depend on our views of the relative benefits of alternative uses of our capital.

•	Our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice, particularly if DISH Network enters into a business combination transaction, or if Mr. Ergen no longer controls a majority of the voting power of DISH Network or of us. Any material reduction in our sales due to a change in control of DISH Network would have a significant material adverse effect on our business and financial position.

•	Our future success may depend on our ability to identify and successfully exploit opportunities to acquire other businesses or technologies to complement, enhance or expand our current business or products or otherwise offer us growth opportunities. We may not be able to pursue these growth opportunities successfully.

•	We have entered into certain strategic transactions and investments, and we may increase our strategic investment activity in the United States and in international markets. These investments, which we believe could become substantial over time, involve a high degree of risk, are concentrated in a few companies and could expose us to significant financial losses if the underlying ventures are not successful. These investment opportunities may also cause us to defer or suspend share repurchases.

•	Our business relies on intellectual property, some of which is owned by third parties, the patents and proprietary rights of which we may inadvertently infringe. We may be required to cease developing or marketing infringing products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims of others.

•	We depend on sales of set-top boxes for the majority of our revenue, and if sales of our set-top boxes decline, our business and financial position will suffer.

•	Our commercial success in selling our set-top boxes to cable operators and other providers of digital television depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our set-top boxes. The owners of these conditional access systems are in many cases competitors of ours. There can be no assurance we will be able to obtain such licenses on acceptable terms or at all.

•	In order to grow our set-top box revenue and business and to build a large customer base, we believe we will be required to increase our sales of set-top boxes in international markets. To succeed in expanding these sales efforts, we believe we must develop and manage new relationships with cable operators and other providers of digital television in international markets.

•	The future growth of our satellite and transponder leasing, digital broadcast operations, professional services and related businesses, will depend on a number of factors, including: the level of market acceptance and demand for these services, our ability to introduce new services that meet market demand, our ability to develop relationships with and make sales of these services to cable operators and other providers of digital television that are competitors of our former parent, DISH Network, our ability to maintain the health, capacity and control of our existing satellite network, the effectiveness of our competitors in developing and offering similar services and products and our ability to hire additional sales personnel to development and manage new customer relationships.

ii

•	Our set-top boxes are extremely complex and can have defects in design, manufacture or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing or warranty repairs.

•	We obtain many components for our set-top boxes from a single supplier or a limited group of suppliers. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.

•	Future demand for our set-top boxes will depend significantly on the growing market acceptance of high definition television, or HDTV. The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming.

•	If we are unsuccessful in our appeal to the United States Supreme Court in the Tivo case, or in defending against Tivo’s motion for contempt or any subsequent claims that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event, we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages.

•	The satellite services industry is highly competitive and is characterized by long-term leases and high switching costs. It will be difficult to displace customers from their current relationships with our competitors and we may face competition from others in the future.

•	Satellites are subject to significant operational risks while in orbit. While we believe that our satellite fleet is generally in good condition, certain satellites in our fleet have experienced malfunctions or anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. Therefore, the loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on us.

•	We are subject to comprehensive governmental regulation by the FCC for our domestic satellite operations. We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union. Domestic and international regulations regarding the licensing, authorization and operations of satellite communications providers may restrict our satellite services operations.

•	We do not anticipate carrying insurance for any of the in-orbit satellites that we will own, and we will bear the risk of any failures in our in-orbit satellites. Because we bear this risk, failures in our in-orbit satellites could have a material adverse effect on our results of operations and financial position.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$802,149	$41,082
Marketable investment securities	260,164	491,185
Trade accounts receivable — DISH Network	278,478	—
Trade accounts receivable — Other, net of allowance for uncollectible accounts of $34 and $51, respectively	54,584	34,154
Inventories, net	59,496	21,043
Other current assets	46,354	23,290

Total current assets	1,501,225	610,754
Restricted cash and marketable investment securities	2,586	—
Property and equipment, net of accumulated depreciation of $1,325,595 and $32,857, respectively	1,477,537	213,837
FCC authorizations	108,531	42,873
Intangible assets, net	197,926	71,646
Goodwill	247,856	248,428
Marketable and non-marketable investment securities	471,863	59,160
Other noncurrent assets, net	66,757	14,212

Total assets	$4,074,281	$1,260,910

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — DISH Network	$51,134	$—
Trade accounts payable — Other	184,125	22,786
Deferred revenue and other	2,107	4,055
Accrued expenses — DISH Network	966	—
Accrued expenses and other	66,576	22,191
Current portion of capital lease obligations, mortgages and other notes payable	49,724	1,365

Total current liabilities	354,632	50,397

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	323,590	2,344
Deferred tax liabilities	144,628	651
Other long-term liabilities	840	—

Total long-term obligations, net of current portion	469,058	2,995

Total liabilities	823,690	53,392

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,241,956 shares and no shares issued and outstanding, respectively	42	—
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares and no shares issued and outstanding, respectively	48	—
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,242,701	—
Accumulated other comprehensive income (loss)	(45,725)	66,696
Accumulated earnings (deficit)	53,525	—
Owner’s net investment	—	1,140,822

Total stockholders’ equity (deficit)	3,250,591	1,207,518

Total liabilities and stockholders’ equity (deficit)	$4,074,281	$1,260,910

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Equipment sales — DISH Network	$301,039	$274,973	$672,733	$673,813
Equipment sales — other	76,951	53,644	151,773	98,752
Satellite services, digital broadcast operations and other services — DISH Network	93,019	—	185,489	—
Satellite and other services — other	12,331	1,972	27,916	5,787

Total revenue	483,340	330,589	1,037,911	778,352

Costs and Expenses:
Cost of sales — equipment	317,483	310,310	699,908	738,009
Satellite services, digital broadcast operations and other cost of sales	57,699	925	110,215	4,259
Research and development expense	13,899	14,923	27,565	29,044
Selling, general and administrative expenses	26,691	5,931	51,670	12,512
General and administrative expenses — DISH Network	6,942	10,574	13,296	23,079
Depreciation and amortization (Note 11)	63,015	1,414	123,985	2,909

Total costs and expenses	485,729	344,077	1,026,639	809,812

Operating income (loss)	(2,389)	(13,488)	11,272	(31,460)

Other Income (Expense):
Interest income	19,444	568	40,813	942
Interest expense	(8,278)	(270)	(16,561)	(537)
Casualty loss expense (Note 6)	—	—	(12,799)	—
Unrealized gains (losses) due to changes in the fair value of certain debt and equity investments, net	(19,643)	—	(19,643)	—
Other (Note 5)	64,486	(602)	61,201	(766)

Total other income (expense)	56,009	(304)	53,011	(361)

Income (loss) before income taxes	53,620	(13,792)	64,283	(31,821)
Income tax (provision) benefit, net (Note 9)	(5,796)	(997)	(10,758)	(1,472)

Net income (loss)	$47,824	$(14,789)	$53,525	$(33,293)

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	89,863	89,712	89,795	89,712

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	90,261	89,712	91,285	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.53	$(0.16)	$0.60	$(0.37)

Diluted net income (loss)	$0.53	$(0.16)	$0.59	$(0.37)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$53,525	$(33,293)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	123,985	2,909
Equity in losses (earnings) of affiliates	2,696	2,668
Realized and unrealized losses (gains) on investments	(47,162)	(4,533)
Non-cash, stock-based compensation recognized	11,021	1,989
Deferred tax expense (benefit)	(17,628)	6
Other, net	12,096	292
Change in noncurrent assets	(13,904)	—
Changes in current assets and current liabilities, net	(128,764)	267

Net cash flows from operating activities	(4,135)	(29,695)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(97,754)	—
Sales and maturities of marketable investment securities	416,443	—
Purchases of property and equipment	(92,931)	(84,983)
Proceeds from insurance settlement	40,750	—
Change in restricted cash and marketable investment securities	564	—
Purchase of strategic investments included in noncurrent assets and other	(133,692)	(40,000)
Other	(86)	(261)

Net cash flows from investing activities	133,294	(125,244)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(23,051)	—
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off (Note 1)	649,784	—
Changes in advances from owner	—	153,223
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	5,175	—

Net cash flows from financing activities	631,908	153,223

Net increase (decrease) in cash and cash equivalents	761,067	(1,716)
Cash and cash equivalents, beginning of period	41,082	29,621

Cash and cash equivalents, end of period	$802,149	$27,905

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,065	$27

Cash received for interest	$9,783	$591

Cash paid for income taxes	$19,978	$—

Vendor financing	$13,946	$—

Non-cash investing activities	$15,862	$—

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$132,900	$—

Net assets contributed in connection with the Spin-off	$2,085,747	$—

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
The spin-off by DISH Network Corporation (“DISH Network”) of technology and infrastructure assets to EchoStar Corporation (“EchoStar,” the “Company,” “we,” and/or “us”) was completed on January 1, 2008 through a distribution of 100% of the common stock of EchoStar to the holders of DISH Network’s common stock (the “Spin-off”). The Spin-off was made pursuant to a separation agreement by which DISH Network contributed to EchoStar the subsidiaries and assets that operated DISH Network’s set-top box business, satellite services, digital broadcast operations, certain real estate and other assets and liabilities. The Company has received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the Spin-off was tax free to the stockholders of DISH Network and EchoStar.
The EchoStar business consists of the following segments:
•	Equipment sales and digital broadcast operations — Equipment sales include the sales of set-top boxes and related components including Slingboxes to DISH Network and international customers. Digital broadcast operations include satellite uplinking/downlinking, transmission services, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Satellite Services — Satellite services consists principally of transponder leasing provided primarily to DISH Network, and secondarily to other customers.
The table below summarizes the assets and liabilities which were contributed to us in connection with the Spin-off in addition to the assets included in our historical financial statements. The contribution was accounted for at DISH Network’s historical cost given the nature of the distribution.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

January 1, 2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$649,784
Marketable investment securities	350,216
Trade accounts receivable, net	3,900
Inventories, net	9,957
Other current assets	9,061

Total current assets	1,022,918
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,302,767
FCC authorizations	123,121
Intangible assets, net	142,898
Other noncurrent assets, net	20,335

Total assets	$2,615,189

Liabilities
Current Liabilities:
Trade accounts payable	$—
Deferred revenue and other accrued expenses	11,586
Current portion of capital lease obligations, mortgages and other notes payable	39,168

Total current liabilities	50,754

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,542
Deferred tax liabilities	139,146

Total long-term obligations, net of current portion	478,688

Total liabilities	529,442

Net assets contributed	$2,085,747

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”).
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Net income (loss)	$47,824	$(14,789)	$53,525	$(33,293)
Foreign currency translation adjustments	416	988	(784)	856
Unrealized holding gains (losses) on available-for-sale securities	(22,316)	1,564	(63,653)	3,661
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(34,716)	(3,048)	(35,690)	(3,048)
Deferred income tax (expense) benefit	3,912	—	20,485	—

Comprehensive income (loss)	$(4,880)	$(15,285)	$(26,117)	$(31,824)

“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Accumulated
Other
Comprehensive
Income
(In thousands)
Balance, December 31, 2007	$66,696
Accumulated other comprehensive income adjustments in connection with the Spin-off	(32,779)
Foreign currency translation	(784)
Change in unrealized holding gains (losses) on available-for-sale securities, net	(99,343)
Deferred income tax (expense) benefit	20,485

Balance, June 30, 2008	$(45,725)

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
The number of shares presented for the three and six months ended June 30, 2008 represents the actual weighted-average number of shares outstanding for the period. Prior to January 1, 2008, we were a wholly-owned subsidiary of DISH Network and had only a nominal number of shares outstanding. Accordingly for all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using EchoStar’s shares outstanding as of January 1, 2008. The potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$47,824	$(14,789)	$53,525	$(33,293)

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	89,863	89,712	89,795	89,712
Dilutive impact of options outstanding	398	—	1,490	—

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	90,261	89,712	91,285	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$0.53	$(0.16)	$0.60	$(0.37)

Diluted net income (loss)	$0.53	$(0.16)	$0.59	$(0.37)

As of June 30, 2008 and 2007, there were options to purchase 0.6 million shares of Class A common stock outstanding not included in the above denominator as their effect is antidilutive.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

As of
June 30, 2008
(In thousands)
Performance based options	1,913
Restricted performance units	115

Total	2,028

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
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value
	As of
	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Marketable investment securities	$260,164	$254,536	$5,628	$—
Marketable and non-marketable investment securities	416,055	353,895	—	62,160

Total assets at fair value	$676,219	$608,431	$5,628	$62,160

Changes in Level 3 instruments are as follows (in thousands):

Level 3
Investment
Other Investment Securities	Securities
Balance as of January 1, 2008	$—
Net realized/unrealized gains/(losses) included in earnings	(6,143)
Net realized/unrealized gains/(losses) included in other comprehensive income	—
Purchases, issuances and settlements, net	68,303

Balance as of June 30, 2008	$62,160

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
3. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as provided in DISH Network’s existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two options as follows:
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of June 30, 2008, we had outstanding under our plans options to acquire 6.2 million shares of our Class A common stock and 0.3 million restricted stock awards. Stock options granted through June 30, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our options have been subject to vesting, typically at the rate of 20% to 25% per year, however,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
some options have been granted with immediate vesting. As of June 30, 2008, we had 9.5 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of June 30, 2008, the following stock incentive awards were outstanding:

		As of June 30, 2008
	EchoStar Awards		Dish Network Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by EchoStar employees	3,012,663	237,656	5,578,570	1,188,332
Held by DISH Network employees	3,214,186	93,314	N/A	N/A

Total	6,226,849	330,970	5,578,570	1,188,332

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
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30, 2008
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	4,182,755	$22.96
Granted	2,403,500	29.55
Exercised	(188,838)	24.66
Forfeited and cancelled	(170,568)	27.73

Total options outstanding, end of period	6,226,849	25.32

Performance based options outstanding, end of period *	1,912,600	16.67

Total options exercisable at end of period	1,250,452	29.13

*	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of June 30, 2008.
We realized $1 million of tax benefits from stock options exercised during the six months ended June 30, 2008. Based on the closing market price of our Class A common stock on June 30, 2008, the aggregate intrinsic value of our outstanding stock options was $33 million. Of that amount, options with an aggregate intrinsic value of $5 million were exercisable at the end of the period.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our restricted stock award activity (including performance and non-performance based options) for the six months ended June 30, 2008 was as follows:

	For the Six Months
	Ended June 30, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Total restricted stock awards outstanding, beginning of period	343,386	$29.69
Granted	—	—
Exercised	(4,000)	25.45
Forfeited and cancelled	(8,416)	31.84

Total restricted stock awards outstanding, end of period	330,970	29.69

Restricted performance units outstanding, end of period *	114,970	26.37

*	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term company goal which management has determined is not probable as of June 30, 2008.
Long-Term Performance-Based Plans
We have two long-term, performance-based stock incentive plans, the 1999 LTIP and the 2005 LTIP. The 1999 LTIP provided stock options to key employees which vest over five years at the rate of 20% per year. Exercise of the options is also contingent on achieving a company-specific goal in relation to an industry-related metric prior to December 31, 2008. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the options is also subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of either of the goals was not probable as of June 30, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the six months ended June 30, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the six months ended June 30, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH Network awards held by EchoStar employees	$10,470	$18,425	$10,470	$5,105
EchoStar awards held by EchoStar employees	2,126	3,741	2,126	1,037

Total	$12,596	$22,166	$12,596	$6,142

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Of the 6.2 million options outstanding under our stock incentive plans as of June 30, 2008, the following options were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	June 30, 2008
		Weighted-
		Average
Long-Term Performance-Based Plans	Stock Options	Exercise Price
1999 LTIP	1,018,600	$8.84
2005 LTIP	894,000	$25.60
Further, pursuant to the 2005 LTIP, there were also 114,970 outstanding restricted performance units as of June 30, 2008 with a weighted-average grant date fair value of $26.37. No awards were granted under the 1999 LTIP or 2005 LTIP during the six months ended June 30, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and six months ended June 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Satellite services, digital broadcast operations and other cost of sales	$108	$—	$234	$—
Research and development expense	1,568	380	3,134	809
Selling, general and administrative expenses	3,012	234	5,874	434

Total non-cash, stock based compensation	$4,688	$614	$9,242	$1,243

As of June 30, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $54 million and includes compensation expense that we will recognize for DISH Network stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 4.5% per year and will be recognized over a weighted-average period of approximately four years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three and six months ended June 30, 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2008	2008
Risk-free interest rate	3.42%	2.74% — 3.42%
Volatility factor	21.86%	19.98% — 21.86%
Expected term of options in years	6.0	6.0 — 6.1
Weighted-average fair value of options granted	$9.29	$7.85 — $9.29

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
4. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$18,081	$16,969
Raw materials	31,694	4,042
Work-in-process	10,298	205

Subtotal	60,073	21,216
Inventory allowance	(577)	(173)

Inventories, net	$59,496	$21,043

5. Marketable and Non-Marketable Investment Securities
Gains and losses on investment securities accounted for at fair value are recognized currently as unrealized gains and losses on our Condensed Consolidated Statements of Operations. Interest income on fair value method debt investment securities is recorded in “Interest income” on our Condensed Consolidated Statements of Operations. Gains and losses on investment securities accounted for as available-for-sale are reported at fair value with the related temporary unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.
Declines in the fair value of an available-for-sale investment security which are determined to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations in the “Other” component of “Other Income (Expense),” thus establishing a new cost basis for the investment. We evaluate our available-for-sale investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company-specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
For the equity securities that are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.
We also have an investment in non-marketable convertible debt which is included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. This debt is fair valued each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly, with changes in fair value recorded as unrealized gains and losses on our Condensed Consolidated Statements of Operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
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
Current “Marketable Investment Securities”
As of June 30, 2008 and December 31, 2007, the fair values of our marketable investment securities and strategic marketable investment securities, which are included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets, were as follows:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Marketable investment securities	$81,199	$—
Marketable investment securities — strategic	178,965	491,185

Total marketable investment securities	$260,164	$491,185

At June 30, 2008, we hold approximately $354 million of investment securities reported as non-current in “Marketable and non-marketable investments securities” on our Condensed Consolidated Balance Sheets that are publicly traded. Of this amount, $207 million was previously included in “Marketable investment securities” at December 31, 2007.
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, during the six months ended June 30, 2008 our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio, accounted for as available-for-sale, does not remain above cost basis or if we become aware of any market or company-specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
As of June 30, 2008 and December 31, 2007, we had accumulated unrealized losses of $48 million, net of related tax effect, and unrealized gains of $64 million, net of related tax effect, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investments in corporate equity securities represent investments in the common stock of five companies and losses on our investments in corporate debt represent investments in the marketable corporate debt of two companies. Of our investments in debt and equity securities, five are in companies in the communications industry and one is in the technology industry. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations. In addition, we have the ability and intent to hold our investments in “Corporate bonds” until maturity when the issuers are required to redeem them at their full face value.

		As of June 30, 2008
		Less than Six Months		Six to Nine Months		Nine Months or More
	Primary
Investment	Reason for	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Corporate bonds	Temporary market
	fluctuations	$33,074	$(958)	$16,770	$(2,503)	$—	$—
Corporate equity securities	Temporary market
	fluctuations	19,384	(2,338)	84,539	(46,994)	—	—

Total		$52,458	$(3,296)	$101,309	$(49,497)	$—	$—

Non-Current “Marketable and Non-Marketable Investment Securities”
We account for our unconsolidated equity investments under the fair value, equity or cost method of accounting. Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. However, when we believe the fair value method of accounting provides more meaningful information to our investors, we elect the fair value method for certain investments in affiliates whose equity is publicly traded. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.
We also have several strategic debt and equity investments and other equity securities which are included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. These consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Fair value method	$416,055	$—
Cost method	38,389	39,046
Equity method	17,419	20,114

Total	$471,863	$59,160

During the six months ended June 30, 2008, we recorded $20 million of unrealized losses due to changes in the fair value of certain debt and equity securities on our Condensed Consolidated Statements of Operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Other” income and expense included on our Condensed Consolidated Statements of Operations includes other changes in the carrying amount of our current and non-current marketable investment securities and other items as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Gain on sale of a company which held certain FCC authorizations	$67,624	$—	$67,624	$—
Gains on sale of marketable investment securities	44,873	—	45,253	1,984
Other than temporary impairments	(44,650)	—	(46,073)	—
Other	(3,361)	(602)	(5,603)	(2,750)

Total	$64,486	$(602)	$61,201	$(766)

Master Investment Agreement with TerreStar
On February 7, 2008, we completed several transactions under a Master Investment Agreement, dated as of February 5, 2008 between us, TerreStar Corporation (“TerreStar”) and TerreStar Networks, Inc. (“TerreStar Networks”). Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”). In addition, we acquired $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 (“15% PIK Notes”).
The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and matures on June 15, 2014. The Exchangeable Notes are exchangeable for shares of TerreStar common stock based on a conversion price of $5.57 per share. TerreStar Networks may be obligated to repurchase all or a part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks. The Exchangeable Notes bear interest at 6.5% per annum, with such interest being payable in additional Exchangeable Notes through March 2011 and cash thereafter. Additional cash interest may be payable in the event that certain milestones are not satisfied.
We also entered into a Purchase Money Credit Agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods. As of June 30, 2008, we had advanced approximately $17 million to TerreStar Networks under the terms of this agreement.
Also, on February 5, 2008, we entered into a Spectrum Agreement (“Spectrum Agreement”) with TerreStar, which provided for the lease to TerreStar of our holdings of 1.4 GHz spectrum along with an option for TerreStar to acquire the company through which we held these licenses in exchange for the issuance of 30 million shares of TerreStar’s common stock (“Common Stock”). On June 10, 2008, TerreStar completed the acquisition of the company under the Spectrum Agreement and issued 30 million shares of Common Stock to us. The $68 million gain resulting from our sale of the company which held certain FCC authorizations was recorded in “Other” on our Condensed Consolidated Statements of Operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
We have two representatives on TerreStar’s board of directors and have the ability to exert significant influence. We currently account for all of our investments in TerreStar using the fair value method of accounting as we believe that the fair value approach provides our investors with the most meaningful information. All of our investments in TerreStar are included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets.
We rely on TerreStar’s management to provide us with accurate summary financial information. We are not aware of any errors in or possible misstatements of the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following tables provide summarized financial information for TerreStar:

	As of
	June 30,	December 31,
Balance Sheets (unaudited)	2008	2007
	(In thousands)

Assets
Current assets	$235,610	$107,558
Noncurrent assets	1,374,607	1,135,665

Total assets	$1,610,217	$1,243,223

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities	$38,086	$52,611
Long-term liabilities	1,035,920	753,254
Minority interest	—	12,141
Cumulative preferred dividend	408,500	408,500
Stockholders’ equity (deficit)	127,711	16,717

Total liabilities and stockholders’ equity (deficit)	$1,610,217	$1,243,223

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Statement of Operations (unaudited)	2008	2007	2008	2007
		(In thousands)
Operating expenses	$57,280	$50,298	$124,474	$89,260

Net income (loss)	$(66,715)	$(56,168)	$(161,289)	$(123,758)

Net income (loss) available to common stockholders	$(73,640)	$(63,155)	$(175,139)	$(137,631)

Restricted Cash and Marketable Investment Securities
As of June 30, 2008, restricted cash and marketable investment securities included amounts required for our letters of credit.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
6. Property and Equipment
Property and equipment consist of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2008	2007
		(In thousands)
Land	—	$30,066	$2,509
Buildings and improvements	1-40	211,521	17,482
Furniture, fixtures, equipment and other	1-10	621,585	41,292
Satellites:
EchoStar III	12	234,083	—
EchoStar IV — fully depreciated	N/A	78,511	—
EchoStar VI	12	244,305	—
EchoStar VIII	12	175,801	—
EchoStar IX	12	127,376	—
EchoStar XII	10	190,051	—
Satellites acquired under capital leases	10	551,628	—
Construction in process	—	338,205	185,411

Total property and equipment		$2,803,132	$246,694
Accumulated depreciation		(1,325,595)	(32,857)

Property and equipment, net		$1,477,537	$213,837

The majority of the increase in property and equipment in the table above is associated with the assets contributed to us in connection to the Spin-off (see Note 1).
“Construction in process” consists of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction and launch costs	$248,688	$185,411
Digital broadcast equipment	79,167	—
Software and other	10,350	—

Construction in progress	$338,205	$185,411

Satellites
In connection with the Spin-off, DISH Network contributed six of its owned satellites and two of its satellite lease agreements to us. The two leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements.
We believe that overall our satellites are generally in good condition. Prior to 2008, certain of these satellites have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance future anomalies will not cause further losses, which could impact the remaining life or commercial operation of any of these satellites. See discussion of evaluation of impairment in “Long-Lived Assets” below. Certain of these anomalies are discussed below.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar III
EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS, which provides service to the entire continental United States, at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifier (“TWTA”) to provide redundancy. As a result of past TWTA failures, only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of the 19 FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and those failures will further impact commercial operation of the satellite.
EchoStar IV
EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico. The satellite was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Based on the remaining fuel life, EchoStar IV is not expected to be in operation beyond the first quarter of 2009.
EchoStar VI
EchoStar VI was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite. Prior to 2008, EchoStar VI experienced anomalies resulting in the loss of 22 solar array strings, reducing the number of functional solar array strings to 86. While the useful life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 26 transponders in standard power mode, or 13 transponders in high power mode. These numbers are expected to decrease to 25 and 12, respectively, by September 2008. The number of transponders to which power can be provided is expected to continue to decline in the future at the rate of approximately one transponder every three years.
EchoStar VIII
EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have reduced the 12-year estimated useful life of the satellite.
EchoStar IX
EchoStar IX was designed to operate 32 fixed satellite service (“FSS”) band transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2007, EchoStar IX experienced the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time and the loss did not reduce the 12-year estimated useful life of the satellite. During 2007, the satellite experienced anomalies resulting in the loss of three solar array strings. The anomalies have not impacted commercial operation of the satellite to date.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar XII
EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite. The extent of this impact has not been determined.
AMC—14
In connection with the Spin-off, DISH Network contributed its AMC-14 satellite services contract to us. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during the first quarter of 2008. The insurance proceeds were collected during the second quarter of 2008.
AMC—16
DISH Network contributed its AMC-16 satellite services contract to us in connection with the Spin-off. During the first quarter of 2008 SES Americom notified us that the satellite had experienced an anomaly and is no longer capable of operating at full capacity. Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity. We will record a reduction in our capital lease obligation and the corresponding asset by the same amount when the new monthly recurring payment is finalized with SES Americom.
CMBStar
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are unable to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
7. Goodwill, FCC Authorizations and Intangible Assets
Goodwill and FCC Authorizations
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but to be tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures in order to obtain future cash flows are not significant; and

•	we intend to use these assets indefinitely.
Intangible Assets
As of June 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(66,789)	$4,640	$(373)
Customer relationships	27,602	(9,902)	23,600	(1,967)
Technology-based	69,797	(13,348)	50,297	(4,551)

Total	$287,965	$(90,039)	$78,537	$(6,891)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $8 million for the three months ended June 30, 2008 and $16 million for the six months ended June 30, 2008.
Estimated future amortization of our identifiable intangible assets as of June 30, 2008 is as follows (in thousands):

For the Years Ending December 31,
2008 (remaining six months)	$16,088
2009	32,176
2010	30,209
2011	24,028
2012	23,182
2013	23,174
Thereafter	49,069

Total	$197,926

8. Long-Term Debt
Capital Lease Obligations, Mortgages and Notes Payable
Capital lease obligations, mortgages and notes payable consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$351,439	$—
Other equipment financed under capital lease obligations	10,378	—
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	8,139	—
Other mortgages and notes payable in installments through 2017 with interest ranging from 4% to 20%	3,358	3,709

Total	$373,314	$3,709
Less current portion	(49,724)	(1,365)

Capital lease obligations, mortgages and other notes payable, net of current portion	$323,590	$2,344

Capital Lease Obligations
In connection with the Spin-off, the satellite lease contracts for AMC-15 and AMC-16 were contributed to EchoStar. These satellites are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.
AMC—15. AMC-15, an FSS satellite, commenced commercial operation during January 2005. This lease is renewable by us on a year-to-year basis following the initial term, and provides us with certain rights to lease capacity on replacement satellites.
AMC—16. AMC-16, an FSS satellite, commenced commercial operation during February 2005. This lease is renewable by us on a year-to-year basis following the initial term, and provides us with certain rights to lease capacity on replacement satellites.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2008 are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining six months)	$50,311
2009	89,918
2010	86,351
2011	86,351
2012	86,351
2013	86,351
Thereafter	81,673

Total minimum lease payments	567,306
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(94,246)

Net minimum lease payments	473,060
Less: Amount representing interest	(111,243)

Present value of net minimum lease payments	361,817
Less: Current portion	(47,505)

Long-term portion of capital lease obligations	$314,312

9. Income Tax
As of June 30, 2008, we had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $35 million and tax benefits related to credit carryforwards of less than $1 million. The NOL’s and credit carryforwards begin to expire in the year 2024.
Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Condensed Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.
In connection with the Spin-off, our tax basis of assets and liabilities changed significantly. Furthermore, we had income before taxes for the six months ended June 30, 2008 and project taxable ordinary income into the future. As a result of the Spin-off and the related tax requirements governing the use of our tax assets by DISH Network, we adjusted our deferred tax assets and corresponding valuation allowance to report our net deferred tax assets at an amount that is more likely than not realizable. The use of our deferred tax assets by DISH Network and related effect on our valuation allowance was recorded as a deemed distribution to DISH Network. As of June 30, 2008, we had a valuation allowance against deferred tax assets that are capital in nature, that we currently believe are not realizable.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The actual tax provision for the six months ended June 30, 2008 reconciles to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the	For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)
State income taxes, net of Federal benefit	0.6	(0.9)
Foreign taxes and income not U.S. taxable	(1.0)	(1.9)
Stock option compensation	(0.8)	(0.4)
Change in valuation allowance related to investment gains (losses)	25.1	20.9
Other .	0.3	0.6

Total benefit (provision) for income taxes	(10.8)	(16.7)

We have a valuation allowance against net deferred tax assets that are capital in nature as it is not more likely than not that such assets will be realized. The change in our valuation allowance resulted from changes in these net deferred tax assets primarily related to changes in the fair value in our investments accounted for under the fair value method.
10. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
				(In thousands)
Satellite-related obligations	$1,071,841	$292,577	$172,977	$86,491	$54,576	$48,865	$47,662	$368,693
Capital lease obligations	361,817	26,635	46,319	47,420	52,463	57,971	63,989	67,020
Operating lease obligations	16,673	3,168	5,418	3,958	1,918	976	788	447
Purchase obligations	1,059,294	1,040,128	15,833	3,333	—	—	—	—
Mortgages and other notes payable	11,497	1,743	1,923	1,185	852	808	873	4,113

Total	$2,521,122	$1,364,251	$242,470	$142,387	$109,809	$108,620	$113,312	$440,273

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal. The Court, however, is permitting us to file additional invalidity motions.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson. In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ‘578 patent is invalid.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction. The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.
If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we believe that we do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Satellites	$34,785	$—	$69,571	$—
Furniture, fixtures, equipment and other	18,574	1,005	35,136	2,092
Identifiable intangible assets subject to amortization	8,222	294	16,444	588
Buildings and improvements	1,434	115	2,834	229

Total depreciation and amortization	$63,015	$1,414	$123,985	$2,909

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
•	Equipment sales and digital broadcast operations — Equipment sales include the sales of set-top boxes and related components including Slingboxes to DISH Network and international customers. Digital broadcast operations include satellite uplinking/downlinking, transmission services, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Satellite Services — Satellite services consists principally of transponder leasing provided primarily to DISH Network, and secondarily to other customers.
The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Revenue:
Equipment sales and digital broadcast operations	$429,553	$330,589	$923,168	$778,352
Satellite services	48,628	—	104,832	—
All other	5,159	—	9,911	—

Total revenue	$483,340	$330,589	$1,037,911	$778,352

Net income (loss):
Equipment sales and digital broadcast operations	$(823)	$(14,789)	$8,683	$(33,293)
Satellite services	(2,501)	—	(11,378)	—
All other	51,148	—	56,220	—

Total net income (loss)	$47,824	$(14,789)	$53,525	$(33,293)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
13.	Geographic Information and Transactions with Major Customers
Geographic Information
Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United Sates and international customers. The following table summarizes total long-lived assets and revenue attributed to foreign locations:

	United
	States	Europe	Asia	Total
		(In thousands)
Long-lived assets, including FCC authorizations
As of June 30, 2008	$1,799,168	$22,147	$210,535	$2,031,850

As of December 31, 2007	$379,826	$12,679	$184,279	$576,784

Revenue
For the six months ended June 30, 2008	$981,007	$56,904	$—	$1,037,911

For the six months ended June 30, 2007	$733,037	$45,315	$—	$778,352

Transactions with Major Customers
During the three and six months ended June 30, 2008 and 2007, the North America revenue primarily includes sales to two major customers, DISH Network and Bell ExpressVu. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Total revenue:
DISH Network	$394,058	$274,973	$858,222	$673,813
Bell ExpressVu	66,838	33,895	109,801	69,184
Other	22,444	21,721	69,888	35,355

Total revenue	$483,340	$330,589	$1,037,911	$778,352

Percentage of total revenue:
DISH Network	81.5%	83.2%	82.7%	86.6%

Bell ExpressVu	13.8%	10.3%	10.6%	8.9%

14. Related Party Transactions
Related Party Transactions with NagraStar
During each of the three months ended June 30, 2008 and 2007, we purchased $12 million of security access devices from NagraStar and during the six months ended June 30, 2008 and 2007, we purchased $20 million and $31 million, respectively. As of June 30, 2008 and December 31, 2007, amounts payable to NagraStar totaled $13 million and $3 million, respectively. Additionally, as of June 30, 2008, we were committed to purchase $40 million of security access devices from NagraStar during 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Related Party Transactions with DISH Network
Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chief Executive Officer and Chairman, Charles W. Ergen.
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
“Equipment sales — DISH Network”
•	Receiver Agreement. We entered into a receiver agreement for the sale of receivers and other satellite television programming accessories to DISH Network. Under the receiver agreement, DISH Network will have the right but not the obligation to purchase receivers, accessories, and other equipment from us for a two year period. Additionally, we will provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days written notice. We may also terminate this agreement if certain entities were to acquire DISH Network. DISH Network has the right, but not the obligation, to extend the receiver agreement annually for up to two years. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“Satellite services, digital broadcast operations and other services — DISH Network”
•	Broadcast Agreement. We entered into a broadcast agreement with DISH Network, whereby DISH Network receives broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services from us, thereby enabling DISH Network to deliver satellite television programming to subscribers. The broadcast agreement has a term of two years beginning on January 1, 2008; however, DISH Network has the right, but not the obligation, to extend the agreement annually for successive one-year periods for up to two additional years. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network shall pay us a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

•	Real Estate Lease Agreements. We entered into lease agreements with DISH Network so that DISH Network can continue to operate certain properties that were contributed to us in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
•	Product Support Agreement. DISH Network needs us to provide product support (including certain engineering and technical support services and IPTV functionality) for all receivers and related accessories that our subsidiaries have sold and will sell to DISH Network. As a result, we entered into a product support agreement, under which DISH Network has the right, but not the obligation, to receive product support services in respect of such receivers and related accessories. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice.

•	Satellite Capacity Agreements. We entered into satellite capacity agreements whereby a DISH Network subsidiary, on a transitional basis, leases satellite capacity on satellites owned or leased by us. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend upon, among other things, the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) two years from the effective date of such agreement.

•	Services Agreement. We entered into a services agreement with DISH Network under which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. This agreement has a term of two years. This limited-term agreement is designed to facilitate the separation of us and DISH Network. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.
“General and administrative expenses — DISH Network”
•	Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel remains employed by DISH Network but provides services to EchoStar as an advisor. We will make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations will be based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We will also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
•	Transition Services Agreement. We entered into a transition services agreement with DISH Network pursuant to which DISH Network, or one of its subsidiaries, provides certain transitional services to us. Under the transition services agreement, we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services. The transition services agreement has a term of two years.
Tax Sharing Agreement
•	We entered into a tax sharing agreement with DISH Network which governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network will not be liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of our stock, stock options or assets, (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.
Other DISH Network Transactions
•	Nimiq 5 Lease Agreement. On March 11, 2008, we entered into a transponder service agreement (the “Transponder Agreement”) with Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership (“Bell ExpressVu”), which provides, among other things, for the provision by Bell ExpressVu to us of service on sixteen (16) BSS transponders on the Nimiq 5 satellite at the 72.7 W.L. orbital location.. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell ExpressVu currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, we also entered into a transponder service agreement with DISH Network L.L.C. (“DISH L.L.C.”), a wholly-owned subsidiary of DISH Network, pursuant to which DISH L.L.C. will receive service from EchoStar on all of the BSS transponders covered by the Transponder Agreement (the “DISH Agreement”). DISH Network guaranteed certain of our obligations under the Transponder Agreement.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Spin-off. Effective January 1, 2008, DISH Network Corporation (“DISH Network”) completed its distribution to us (the “Spin-off”) of its set top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. Our business now consists of the following segments:
•	Equipment sales and digital broadcast operations — Equipment sales include the sales of set-top boxes and related components including Slingboxes to DISH Network and international customers. Digital broadcast operations include satellite uplinking/downlinking, transmission services, signal processing, conditional access management, telemetry, tracking and control, and other services provided primarily to DISH Network.

•	Satellite Services — Satellite services consists principally of transponder leasing provided primarily to DISH Network, and secondarily to other customers.
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
We expect to experience significant pressure on margins we earn on the sale of set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to advancements in the technology and functionality of set-top boxes and other equipment, as well as DISH Network’s right under commercial agreements between DISH Network and us that allow DISH Network to terminate certain agreements on 60 days’ notice. We expect that the margins we earn on sales will be determined largely through periodic negotiations which are likely to result in pricing that will reflect, among other things, the set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.
In addition, because the number of potential new customers for our set-top box, satellite services and digital broadcast operations businesses is small and is likely to be limited by our relationship with DISH Network, our current customer concentration is likely to continue for the foreseeable future. Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us. Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.
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
In addition, unfavorable events in the economy, including a continuation or further deterioration in the credit and equity markets, could cause consumer demand for pay-TV services and consequently sales of our set-top boxes to

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
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
Additional Challenges for our Satellite Services business. Following completion of the Spin-off, we have begun to operate a satellite services business. This business is being developed using our six owned and two leased in-orbit satellites, multiple digital broadcast centers and other transmission assets. As with our set-top box business, DISH Network currently accounts for substantially all of our satellite services revenue. While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons. In particular, DISH Network may reduce its purchase of satellite services from us if it successfully completes the launch and orbital placement of satellites that it has previously announced. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.
However, our ability to expand revenues in the satellite services business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long term contracts with customers. As a result, in order to grow our satellite services business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services or we may be required to compete aggressively on the basis of pricing, either or both of which may affect our profitability.
We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15 and AMC-16 satellites remains without long-term contracts for their capacity, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or both of these satellites. We currently estimate that these potential charges could aggregate up to approximately $200 million, which, if incurred, would have a material adverse effect on our results of operations and financial position.
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are unable to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
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
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services and facilities rental revenue.
Satellite and other services — other. “Satellite services and other services — other” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with set-top boxes and related components sold to DISH Network, Bell ExpressVu and other international customers, including costs associated with Slingboxes and related hardware products.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services and facilities rental revenue.
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
“Other” income (expense). The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments, and impairment of marketable and non-marketable investment securities.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

	For the Three Months
	Ended June 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Equipment sales — DISH Network	$301,039	$274,973	$26,066	9.5
Equipment sales — other	76,951	53,644	23,307	43.4
Satellite services, digital broadcast operations and other services — DISH Network	93,019	—	93,019	NM
Satellite and other services — other	12,331	1,972	10,359	NM

Total revenue	483,340	330,589	152,751	46.2

Costs and Expenses:
Cost of sales — equipment	317,483	310,310	7,173	2.3
% of Total equipment sales	84.0%	94.4%
Satellite services, digital broadcast operations and other cost of sales	57,699	925	56,774	NM
% of Total satellite services, digital broadcast operations and other services	54.8%	46.9%
Research and development expense	13,899	14,923	(1,024)	(6.9)
% of Total revenue	2.9%	4.5%
Selling, general and administrative expenses	33,633	16,505	17,128	NM
% of Total revenue	7.0%	5.0%
Depreciation and amortization	63,015	1,414	61,601	NM

Total costs and expenses	485,729	344,077	141,652	41.2

Operating income (loss)	(2,389)	(13,488)	11,099	82.3

Other Income (Expense):
Interest income	19,444	568	18,876	NM
Interest expense	(8,278)	(270)	(8,008)	NM
Other	44,843	(602)	45,445	NM

Total other income (expense)	56,009	(304)	56,313	NM

Income (loss) before income taxes	53,620	(13,792)	67,412	NM
Income tax (provision) benefit, net	(5,796)	(997)	(4,799)	NM
Effective tax rate	10.8%	(7.2%)

Net income (loss)	$47,824	$(14,789)	$62,613	NM

Other Data:
EBITDA	$105,469	$(12,676)	$118,145	NM

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $301 million during the three months ended June 30, 2008, an increase of $26 million or 9.5% compared to the same period in 2007. This change resulted from an increase in the sale of advanced products such as receivers with multiple tuners, HD receivers, and HD DVRs, partially offset by a decrease in unit sales of set-top boxes. In addition, in connection with the Spin-off, set-top boxes and related components, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below.
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
Equipment sales — other. “Equipment sales — other” totaled $77 million during the three months ended June 30, 2008, an increase of $23 million or 43.4% compared to the same period during 2007. This change principally resulted from an increase in unit sales of set-top boxes and a shift to higher priced units sold to Bell ExpressVu, partially offset by a decrease in sales to other international customers.
We currently have certain binding purchase orders from Bell ExpressVu our primary non-DISH Network customer extending into the fourth quarter of 2008. However, Bell ExpressVu has no future obligation to purchase set-top boxes from us. Cancellations or reductions of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $93 million during the three months ended June 30, 2008 resulting from the sales of services to DISH Network including satellite and transponder leasing, and digital broadcast operations.
Satellite and other services — other. “Satellite services and other services — other” totaled $12 million during the three months ended June 30, 2008, an increase of $10 million compared to the same period during 2007. This change principally resulted from an increase in satellite and transponder leasing and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $317 million during the three months ended June 30, 2008, an increase of $7 million or 2.3% compared to the same period in 2007. This change primarily resulted from an increase in unit sales to Bell ExpressVu and in the cost per unit of set-top boxes sold to Bell ExpressVu and DISH Network, partially offset by a decrease in unit volume of set-top boxes sold to DISH Network and other international customers. “Cost of sales — equipment” represented 84.0% and 94.4% of total equipment sales during the three months ended June 30, 2008 and 2007, respectively. Prior to the Spin-off, set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of set-top boxes and related components sold to DISH Network at cost plus a fixed margin during the three months ended June 30, 2008. This decrease was partially offset by a decline in margins on sales to Bell ExpressVu and other international customers.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” totaled $58 million during the three months ended June 30, 2008, an increase of $57 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network. “Satellite services, digital broadcast operations and other cost of sales” represented 54.8% and 46.9% of total “Satellite services, digital broadcast operations and other services revenue” during the three months ended June 30, 2008 and 2007, respectively. The increase in this expense to revenue ratio principally resulted from the introduction of margins on DISH Network sales which did not exist in the prior year. The majority of the costs associated with our satellites utilized in our satellite services business are included in “Depreciation and amortization” expense discussed below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $34 million during the three months ended June 30, 2008, an increase of $17 million compared to the same period in 2007. This increase was attributable to an increase in certain management and administrative services including non-cash, stock-based compensation expense, primarily including those costs associated with the acquisition of Sling Media. “Selling, general and administrative expenses” represented 7.0% and 5.0% of “Total revenue” during the three months ended June 30, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $63 million during the three months ended June 30, 2008, a $62 million increase compared to the same period in 2007. The increase in “Depreciation and amortization” expense was primarily attributable to the “Depreciation and amortization” expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network in connection with the Spin-off.
Interest income. “Interest income” totaled $19 million during the three months ended June 30, 2008, as a result of the cash and marketable investment securities contributed by DISH Network to us in the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense” totaled $8 million during the three months ended June 30, 2008 as a result of interest associated with our capital leases contributed to us in the Spin-off.
Other. “Other” income totaled $45 million during the three months ended June 30, 2008, primarily resulted from a $68 million gain on the sale of a company which held certain FCC authorizations for a publicly traded stock and a $45 million gain on the exchange of certain marketable investment securities, partially offset by a $46 million charge to earnings for other than temporary declines in fair value of our marketable investment securities. Additionally, the increase was partially offset by a $20 million unrealized loss on a marketable investment security accounted for at fair value.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $105 million during the three months ended June 30, 2008, an increase of $118 million compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$105,469	$(12,676)
Less:
Interest expense (income), net	(11,166)	(298)
Income tax provision (benefit), net	5,796	997
Depreciation and amortization	63,015	1,414

Net income (loss)	$47,824	$(14,789)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Income tax (provision) benefit, net. Our income tax provision was $6 million during the three months ended June 30, 2008. The increase in the provision was primarily related to our improvement in “Income (loss) before income taxes” and the change in our effective tax rate resulting from changes in our net deferred tax asset valuation allowance. Our effective tax rate was lower than the U.S. Federal and state statutory rate of approximately 38% by 25 percentage points during the period due to changes in our valuation allowance related to investment gains and losses.
Net income (loss). Net income was $48 million during the three months ended June 30, 2008, an increase of $63 million compared to the same period in 2007. The improvement was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

	For the Six Months
	Ended June 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data	(In thousands)

Revenue:
Equipment sales — DISH Network	$672,733	$673,813	$(1,080)	(0.2)
Equipment sales — other	151,773	98,752	53,021	53.7
Satellite services, digital broadcast operations and other services — DISH Network	185,489	—	185,489	NM
Satellite and other services — other	27,916	5,787	22,129	NM

Total revenue	1,037,911	778,352	259,559	33.3

Costs and Expenses:
Cost of sales — equipment	699,908	738,009	(38,101)	(5.2)
% of Total equipment sales	84.9%	95.5%
Satellite services, digital broadcast operations and other cost of sales	110,215	4,259	105,956	NM
% of Total satellite services, digital broadcast operations and other services	51.6%	73.6%
Research and development expense	27,565	29,044	(1,479)	(5.1)
% of Total revenue	2.7%	3.7%
Selling, general and administrative expenses	64,966	35,591	29,375	82.5
% of Total revenue	6.3%	4.6%
Depreciation and amortization	123,985	2,909	121,076	NM

Total costs and expenses	1,026,639	809,812	216,827	26.8

Operating income (loss)	11,272	(31,460)	42,732	NM

Other Income (Expense):
Interest income	40,813	942	39,871	NM
Interest expense	(16,561)	(537)	(16,024)	NM
Casualty loss	(12,799)	—	(12,799)	NM
Other	41,558	(766)	42,324	NM

Total other income (expense)	53,011	(361)	53,372	NM

Income (loss) before income taxes	64,283	(31,821)	96,104	NM
Income tax (provision) benefit, net	(10,758)	(1,472)	(9,286)	NM
Effective tax rate	16.7%	(4.6%)

Net income (loss)	$53,525	$(33,293)	$86,818	NM

Other Data:
EBITDA	$164,016	$(29,317)	$193,333	NM

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $673 million during the six months ended June 30, 2008, a decrease of $1 million or 0.2% compared to the same period in 2007. This change resulted from a decrease in unit sales of set-top boxes, partially offset by an increase in the sale of advanced products such as receivers with multiple tuners, HD receivers, and HD DVRs. In addition, in connection with the Spin-off, set-top boxes and related components, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below.
Equipment sales — other. “Equipment sales — other” totaled $152 million during the six months ended June 30, 2008, an increase of $53 million or 53.7% compared to the same period during 2007. This change principally resulted from an increase in unit sales and a shift to higher priced units sold to Bell ExpressVu and to other international customers.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $185 million during the six months ended June 30, 2008 resulting from the sales of services to DISH Network including satellite and transponder leasing, and digital broadcast operations in connection with the Spin-off.
Satellite and other services — other. “Satellite services and other services — other” totaled $28 million during the six months ended June 30, 2008, an increase of $22 million compared to the same period during 2007. This change principally resulted from the increase in satellite and transponder leasing and other services provided to customers other than DISH Network and a one-time revenue benefit recognized during the period.
Cost of sales — equipment. “Cost of sales — equipment” totaled $700 million during the six months ended June 30, 2008, a decrease of $38 million or 5.2% compared to the same period in 2007. This change primarily resulted from a decrease in unit volume partially offset by an increase in the cost per unit of set-top boxes sold to DISH Network. In addition, this decrease was partially offset by an increase in unit sales and in the cost per unit of set-top boxes sold to Bell ExpressVu and other international customers. “Cost of sales — equipment” represented 84.9% and 95.5% of total equipment sales during the six months ended June 30, 2008 and 2007, respectively. Prior to the Spin-off, set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of set-top boxes and related components sold to DISH Network at cost plus a fixed margin during the six months ended June 30, 2008. This decrease was partially offset by to a decline in margins on sales of set-top boxes to Bell ExpressVu.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” totaled $110 million during the six months ended June 30, 2008, an increase of $106 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network. “Satellite services, digital broadcast operations and other cost of sales” represented 51.6% and 73.6% of total “Satellite services, digital broadcast operations and other revenue” during the six months ended June 30, 2008 and 2007, respectively. The decrease in this expense to revenue ratio principally resulted from the introduction of margins on DISH Network sales which did not exist in the prior year. The majority of the costs associated with our satellites utilized in our satellite services business are included in “Depreciation and amortization” expense discussed below.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $65 million during the six months ended June 30, 2008, an increase of $29 million compared to the same period in 2007. This increase was attributable to certain management and administrative services including non-cash, stock-based compensation expense, primarily including those costs associated with the acquisition of Sling Media. In addition, the increase related to higher personal property and real estate taxes as a result of the real estate and other assets contributed to us in connection with the Spin-off. “Selling, general and administrative expenses” represented 6.3% and 4.6% of “Total revenue” during the six months ended June 30, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $124 million during the six months ended June 30, 2008, a $121 million increase compared to the same period in 2007. The increase was primarily attributable to expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network in connection with the Spin-off.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest income. “Interest income” totaled $41 million during the six months ended June 30, 2008 as a result of the cash and marketable investment securities contributed by DISH Network to us in the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense” totaled $17 million during the six months ended June 30, 2008 as a result of interest expense associated with our capital leases contributed to us in the Spin-off.
Casualty loss. “Casualty loss” totaled $13 million during the six months ended June 30, 2008. In connection with the AMC-14 launch failure, we wrote-off certain deposits, capitalized interest and insurance costs, net of insurance proceeds (see Note 6 in the Notes to our Condensed Consolidated Financial Statements).
Other. “Other” income totaled $42 million during the six months ended June 30, 2008 primarily resulting from a $68 million gain on the sale of a company which held certain FCC authorizations for a publicly traded stock and a $45 million gain on the exchange of certain marketable investment securities, partially offset by a $46 million charge to earnings for other than temporary declines in fair value of our marketable investment securities. Additionally, the increase was partially offset by a $20 million unrealized loss on a marketable investment security accounted for at fair value.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $164 million during the six months ended June 30, 2008, an increase of $193 million compared to the same period in 2007. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
EBITDA	$164,016	$(29,317)
Less:
Interest expense (income), net	(24,252)	(405)
Income tax provision (benefit), net	10,758	1,472
Depreciation and amortization	123,985	2,909

Net income (loss)	$53,525	$(33,293)

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
Income tax (provision) benefit, net. Our income tax provision was $11 million during the six months ended June 30, 2008. The increase in the provision was primarily related to the improvement in “Income (loss) before income taxes” and the change in our effective tax rate resulting from changes in our net deferred tax asset valuation allowance. Our effective tax rate was lower than the U.S. Federal and state statutory rate of approximately 38% by 21 percentage points during the period due to changes in our valuation allowance related to investment gains and losses.
Net income (loss). Net income was $54 million during the six months ended June 30, 2008, an increase of $87 million compared to the same period in 2007. The improvement was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and current marketable investment securities as of June 30, 2008 totaled $1.065 billion, including $3 million of restricted cash and marketable investment securities, compared to $532 million of cash and marketable investment securities as of December 31, 2007. The $533 million increase in restricted and unrestricted cash, cash equivalents and current marketable investment securities was primarily related to the contribution of approximately $1.0 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off, offset by the purchase of non-current marketable and non-marketable securities.
At June 30, 2008, we hold approximately $354 million of investment securities reported as non-current in “Marketable and non-marketable investments securities” on our Condensed Consolidated Balance Sheets that are publicly traded. Of this amount, $207 million was previously included in “Marketable investment securities” at December 31, 2007.
In connection with the Spin-off, DISH Network contributed its AMC-14 satellite services contract to us. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during the first quarter of 2008. The insurance proceeds were collected during the second quarter of 2008.
The following discussion highlights our free cash flow and cash flow activities during the six months ended June 30, 2008 compared to the same period in 2007.
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
During the six months ended June 30, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
Free cash flow	$(97,066)	$(114,678)
Add back:
Purchases of property and equipment	92,931	84,983

Net cash flows from operating activities	$(4,135)	$(29,695)

The $18 million improvement in free cash flow during the six months ended June 30, 2008 compared to the same period in 2007 resulted from an increase in “Net cash flows from operating activities” of $26 million offset by an increase in “Purchases of property and equipment” of $8 million. The increase in “Net cash flows from operating activities” was primarily attributable to a $165 million increase in net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Realized and unrealized losses (gains) on investments.” This increase in “Net cash flows from operating activities” was partially offset by a decrease in cash resulting from changes in operating assets and liabilities of $143 million. This decrease in cash resulting from changes in operating assets and liabilities was primarily attributable to a $227 million increase in net receivables from DISH Network and a $31 million increase in inventory, partially offset by a $141 million increase in accounts payable.
Our improvement in free cash flow, discussed above, is not indicative of future changes in free cash flow. Our 2007 free cash flow does not necessarily reflect what our free cash flow would have been as a separate company during the periods prior to the Spin-off as our operations have historically been dedicated primarily to support DISH Network and we provided our products and services to DISH Network at cost.
Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our satellite services business, if we increase the number of set-top boxes that we produce as a result of the expansion of our business because of improvements in the economy or otherwise, if we make additional investments in new businesses, products and technologies, and if we decide to purchase one or more additional satellites. Conversely, our future capital expenditures are likely to decrease if we are unable to successfully compete in the market for satellite services, if we produce fewer set-top boxes as a result of a decrease in actual or anticipated set-top box revenues, and if we do not make material investments in new businesses, products and technology.
Obligations and Future Capital Requirements
Contractual Obligations
Future maturities of our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$1,071,841	$292,577	$172,977	$86,491	$54,576	$48,865	$47,662	$368,693
Capital lease obligations	361,817	26,635	46,319	47,420	52,463	57,971	63,989	67,020
Operating lease obligations	16,673	3,168	5,418	3,958	1,918	976	788	447
Purchase obligations	1,059,294	1,040,128	15,833	3,333	—	—	—	—
Mortgages and other notes payable	11,497	1,743	1,923	1,185	852	808	873	4,113

Total	$2,521,122	$1,364,251	$242,470	$142,387	$109,809	$108,620	$113,312	$440,273

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
There can be no assurance we will be successful in executing our business plan. The amount of capital required to fund our future working capital and capital expenditure needs will vary depending on the levels of investment necessary to support possible strategic initiatives. Our capital expenditures will vary depending on the number of satellites leased or under construction at any point in time. Our working capital and capital expenditure requirements could increase materially in the event of, among other factors, significant satellite failures, or general economic downturn. These factors could require that we raise additional capital in the future. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or other long-term obligations. Also, the plan to repurchase our Class A common stock extends through December 31, 2008, which could require that we raise additional capital. The maximum dollar value of shares that may be purchased under the plan is $1.0 billion, although we have not repurchased any shares of Class A common stock under the plan to date. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
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
Interest on Long-Term Debt
As of June 30, 2008, future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Mortgages and notes payable	$4,255	$721	$698	$597	$529	$464	$399	$847
Capital lease obligations	111,243	15,214	27,268	23,337	19,032	14,261	8,981	3,150

Total	$115,498	$15,935	$27,966	$23,934	$19,561	$14,725	$9,380	$3,997

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of June 30, 2008, our restricted and unrestricted cash, cash equivalents and marketable investment securities had a fair value of $1.065 billion. Of that amount, a total of $886 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2008 of 6.9%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $8 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. The value of these investments can also be impacted by interest rate fluctuations.
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of June 30, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $179 million. These investments are highly speculative and are concentrated in a small number of companies. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a approximately $18 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
Gains and losses on investment securities accounted for at fair value are recognized currently as unrealized gains and losses on our Condensed Consolidated Statements of Operations. Interest income on fair value method debt investment securities is recorded in “Interest income” on our Condensed Consolidated Statements of Operations. Gains and losses on investment securities accounted for as available-for-sale are reported at fair value with the related temporary unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.
Declines in the fair value of an available-for-sale investment security which are determined to be “other than temporary” are recognized in the Condensed Consolidated Statements of Operations in the “Other” component of “Other Income (Expense),” thus establishing a new cost basis for the investment. We evaluate our available-for-sale investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying amount, the historical volatility of the price of each security and any market and company-specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a continuous period of less than six months are considered to be temporary. Declines in the fair value of investments for a continuous period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for a continuous period greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.
For the equity securities that are not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other than temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.
We also have an investment in non-marketable convertible debt which is included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. This debt is fair valued each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly with changes in fair value recorded as unrealized gains and losses on our Condensed Consolidated Statements of Operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
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
Current “Marketable Investment Securities”
As of June 30, 2008 and December 31, 2007, the fair values of our marketable investment securities and strategic marketable investment securities, which are included in “Marketable investment securities” on our Condensed Consolidated Balance Sheets, were as follows:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Marketable investment securities	$81,199	$—
Marketable investment securities — strategic	178,965	$491,185

Total marketable investment securities	$260,164	$491,185

At June 30, 2008, we hold approximately $354 million of investment securities reported as non-current in “Marketable and non-marketable investments securities” on our Condensed Consolidated Balance Sheets that are publicly traded. Of this amount, $207 million was previously included in “Marketable investment securities” at December 31, 2007.
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, during the six months ended June 30, 2008 our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio, accounted for as available-for-sale, does not remain above cost basis or if we become aware of any market or company-specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value.
As of June 30, 2008 and December 31, 2007, we had accumulated unrealized losses of $48 million, net of related tax effect, and unrealized gains of $64 million, net of related tax effect, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” respectively.
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investments in corporate equity securities represent investments in the common stock of five companies and losses on our investments in corporate debt represent investments in the marketable corporate debt of two companies. Of our investments in debt and equity securities, five are in companies in the communications industry and one is in the technology industry. We are not aware of any specific factors which

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations. In addition, we have the ability and intent to hold our investments in “Corporate bonds” until maturity when the issuers are required to redeem them at their full face value.

		As of June 30, 2008
	Primary	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Loss	Value	Loss	Value	Loss
				(In thousands)
Corporate bonds	Temporary market fluctuations	$33,074	$(958)	$16,770	$(2,503)	$—	$—
Corporate equity securities	Temporary market fluctuations	19,384	(2,338)	84,539	(46,994)	—	—

Total		$52,458	$(3,296)	$101,309	$(49,497)	$—	$—

Non-Current “Marketable and Non-Marketable Investment Securities”
We account for our unconsolidated equity investments under the fair value, equity or cost method of accounting. Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. However, when we believe the fair value method of accounting provides more meaningful information to our investors, we elect the fair value method for certain investments in affiliates whose equity is publicly traded. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.
We also have several strategic debt and equity investments and other equity securities which are included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. These consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Fair value method	$416,055	$—
Cost method	38,389	39,046
Equity method	17,419	20,114

Total	$471,863	$59,160

During the six months ended June 30, 2008, we recorded $20 million of unrealized losses due to changes in the fair value of certain debt and equity securities on our Condensed Consolidated Statements of Operations.
“Other” income and expense included on our Condensed Consolidated Statements of Operations includes other changes in the carry amount of our current and non-current marketable investment securities and other items as follows:

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Gain on sale of a company which held certain FCC authorizations	$67,624	$—	$67,624	$—
Gains on sale of marketable investment securities	44,873	—	45,253	1,984
Other than temporary impairments	(44,650)	—	(46,073)	—
Other	(3,361)	(602)	(5,603)	(2,750)

Total	$64,486	$(602)	$61,201	$(766)

As of June 30, 2008, we have $373 million of long-term debt, of which $351 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS107”).
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
PART II — OTHER INFORMATION
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
The patents relate to various systems and methods related to the transmission of digital data. The ‘992 and ‘702 patents have also been asserted against several Internet content providers in the United States District Court for the Central District of California. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate that all claims in the suit are invalid according to various of the Court’s claim constructions and argues that the case should proceed immediately to the Federal Circuit on appeal. The Court, however, is permitting us to file additional invalidity motions.
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

PART II — OTHER INFORMATION — Continued
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
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.”
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

PART II — OTHER INFORMATION — Continued
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
On summary judgment, the District Court ruled that none of the asserted patents were infringed by us. These rulings were appealed to the United States Court of Appeals for the Federal Circuit. During 2004, the Federal Circuit affirmed in part and reversed in part the District Court’s findings and remanded the case back to the District Court for further proceedings. In 2005, Superguide indicated that it would no longer pursue infringement allegations with respect to the ‘211 and ‘357 patents and those patents have now been dismissed from the suit. The District Court subsequently entered judgment of non-infringement in favor of all defendants as to the ‘211 and ‘357 patents and ordered briefing on Thomson’s license defense as to the ‘578 patent. During December 2006, the District Court

PART II — OTHER INFORMATION — Continued
found that there were disputed issues of fact regarding Thomson’s license defense, and ordered a trial solely addressed to that issue. That trial took place in March 2007. In July 2007, the District Court ruled in favor of Superguide. As a result, Superguide will be able to proceed with its infringement action against us, DirecTV and Thomson. In June 2008, we moved for summary judgment asking the Court to find, among other things, that the ‘578 patent is invalid.
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
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the Injunction. The Court has set September 4, 2008 as the hearing date for Tivo’s motion for contempt.
If we are unsuccessful in our appeal to the United States Supreme Court, or in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we believe that we do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION — Continued
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2007.
We currently depend on DISH Network for substantially all of our revenue for satellite services and digital broadcast operations.
DISH Network is currently our primary customer of satellite services and digital broadcast operation services. Because these services are provided pursuant to contracts that generally expire on January 1, 2010, DISH Network will have no obligation to purchase satellite services or digital broadcast operation services from us after that date. Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or we are unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge.
During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are unable to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from April 1, 2008 through June 30, 2008.

	Total		Total Number of	Maximum Approximate
	Number of		Shares Purchased as	Dollar Value of Shares
	Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
	(In thousands, except share data)
April 1 — April 30, 2008	—	$—	—	$1,000,000
May 1 — May 31, 2008	—	$—	—	$1,000,000
June 1 — June 30, 2008	—	$—	—	$1,000,000

Total	—	$—	—	$1,000,000

(a)	During the period from April 1, 2008 through June 30, 2008, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)	In November 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on June 5, 2008:
a.	The election of Michael T. Dugan, Charles W. Ergen, Steven R. Goodbarn, David K. Moskowitz, Tom A. Ortolf, Michael Schroeder, and Carl E. Vogel as directors to serve until the 2009 annual meeting of shareholders; and

b.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
All matters voted on at the annual meeting were approved. The voting results were as follows:

	Votes
		Against/		Broker
	For	Withheld	Abstain	Non-Votes
Election as directors:
Michael T. Dugan	506,813,345	5,976,925	—	—
Charles W. Ergen	507,251,914	5,538,356	—	—
Steven R. Goodbarn	512,341,869	448,401	—	—
David K. Moskowitz	506,839,650	5,950,620	—	—
Tom A. Ortolf	512,403,790	386,480	—	—
C. Michael Schroeder	512,403,899	386,371
Carl E. Vogel	506,839,621	5,950,649	—	—
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	512,656,865	120,424	12,981	—
Item 6. EXHIBITS
(a) Exhibits.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.

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
Bernard L. Han
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2008

EXHIBIT INDEX

Exhibit Number

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.