Form 10-Q
period 2008-09-30
EchoStar CORP
filed 2008-11-10
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2008, the registrant’s outstanding common stock consisted of 41,877,170 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I — FINANCIAL INFORMATION
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to, the following:
•	We currently depend on DISH Network for substantially all of our revenue. In addition, a second customer, Bell ExpressVu, accounts for a majority of our revenue that is not from DISH Network. The loss of, or a significant reduction in orders from, or a decrease in selling prices of set-top boxes, transponder leasing, digital broadcast operations and/or other services to DISH Network or Bell ExpressVu would significantly reduce our revenue, adversely impact our results of operations and have a material adverse effect on our results of operations and financial position. Many of our agreements with DISH Network for these services expire on January 1, 2010 and there can be no assurance that we will be able to renew these agreements on substantially similar terms. Our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.

•	Because of our dependence on DISH Network and our expectation that DISH Network will continue to be our primary customer, weaknesses in the economy and other factors adversely affecting DISH Network, may indirectly have an adverse impact on us. For example, the decision by AT&T to terminate its distribution relationship with DISH Network effective January 31, 2009 may reduce the level of subscriber additions at DISH Network and may indirectly cause a reduction in the volume of sales of set-top boxes that we make to DISH Network.

•	We may not realize the potential benefits that we expect from our separation (“Spin-off”) from DISH Network including the ability to market our products and services to entities that are competitors of DISH Network. Certain of these benefits depend upon market acceptance of our separation from DISH Network, which we cannot predict and which may be affected by significant cross-ownership by Charles W. Ergen, our Chairman and Chief Executive Officer, as well as certain common management and directors among us and DISH Network. There are also negative effects arising from the Spin-off, including loss of access to DISH Network’s financial resources. We may also experience loss of synergies as a result of the Spin-off, particularly as a result of higher administrative and support requirements and additional infrastructure and personnel resources necessary for our operations.

•	We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15 and AMC-16 satellites remains without long-term contracts, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or both of these satellites. We currently estimate that these potential charges could aggregate up to approximately $200 million, which would have a material adverse effect on our results of operations and financial position.

•	We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are insufficient to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

•	We expect to face additional competition from companies, principally located in Asia, which offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal

i

competitors. The entry of these new competitors may result in pricing pressure in the market. If market prices are substantially reduced by such new entrants, our business, financial condition or results of operations could be materially adversely affected. In particular, it may be difficult for us to make profitable sales in international markets where these new competitors are present and in which we have not previously made sales of set-top boxes, which in turn could harm our long-term growth strategy of expanding into international markets.
•	Our 2007 combined financial information included in this report is not indicative of our future financial position, future results of operations or future cash flows, nor does it necessarily reflect what our financial position, results of operations or cash flows would have been as a separate company during the periods prior to the Spin-off that are presented in this report. We were not profitable during 2007, as our operations have historically been dedicated primarily to supporting DISH Network and, prior to 2008, we provided our products and services to DISH Network at cost.

•	We may face actual or perceived conflicts of interest with DISH Network in a number of areas relating to our past, ongoing and future relationships, including (i) cross-officerships, directorships and stock ownership, (ii) related party transactions, and (iii) future business opportunities.

•	Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could affect consumer demand for pay-TV services and consequently cause sales of our set-top boxes to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending. Adverse economic conditions may also make it more difficult for us to access financing on acceptable terms or at all and may cause us to impair our investment portfolio.

•	We may use a significant portion of our existing cash and marketable securities to fund stock buyback programs. Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. As of September 30, 2008, we have repurchased 0.6 million shares of our Class A common stock for $15 million. Effective November 6, 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2009. There can be no assurance however, that we will repurchase any additional Class A common stock through this repurchase program.

•	We have entered into certain strategic transactions and investments, and we may increase our strategic investment activity in the United States and in international markets. These investments, which we believe could become substantial over time, involve a high degree of risk, are concentrated in a few companies and could expose us to significant financial losses if the underlying ventures are not successful. These investment opportunities may also cause us to defer or suspend share repurchases.

•	Our business relies on intellectual property, some of which is owned by third parties, the patents and proprietary rights of which we may inadvertently infringe. We may be required to cease developing or marketing infringing products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims of others.

•	We depend on sales of set-top boxes for the majority of our revenue, and if sales of our set-top boxes decline, our business and financial position will suffer. Future demand for our set-top boxes will rely significantly on market acceptance of high definition television, or HDTV.

•	Our commercial success in selling our set-top boxes to cable operators and other providers of digital television depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our set-top boxes. The owners of these conditional access systems are in many cases competitors of ours. There can be no assurance we will be able to obtain such licenses on acceptable terms or at all.

•	The future growth of our set-top box, satellite and transponder leasing, digital broadcast operations, professional services and related businesses, will depend on a number of factors, including: the level of market acceptance and demand for these products and services in domestic and international markets, our ability to introduce new products and services that meet market demand, our ability to develop

ii

relationships with and make sales of these products and services to providers of digital television in international markets and domestic cable operators and other providers of digital television that are competitors of our former parent, DISH Network, our ability to maintain the health, capacity and control of our existing satellite network, the effectiveness of our competitors in developing and offering similar products and services and our ability to hire additional sales personnel to develop and manage new customer relationships.
•	We rely on key personnel including Charles W. Ergen, our chairman and chief executive officer, and other executives, certain of whom will for some period also have responsibilities with DISH Network through their positions at DISH Network or our management services agreement with DISH Network.

•	Our set-top boxes are extremely complex and can have defects in design, manufacture or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing or warranty repairs.

•	We obtain many components for our set-top boxes from a single supplier or a limited group of suppliers. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.

•	If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claims that our technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event, we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages.

•	The satellite services industry is highly competitive and is characterized by long-term leases and high switching costs. It will be difficult to displace customers from their current relationships with our competitors and we may face competition from others in the future.

•	Satellites are subject to significant operational risks while in orbit. While we believe that our satellite fleet is generally in good condition, certain satellites in our fleet have experienced malfunctions or anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. Therefore, the loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on us.

•	We are subject to comprehensive governmental regulation by the FCC for our domestic satellite operations. We are also regulated by other federal agencies, state and local authorities and the International Telecommunication Union. Domestic and international regulations regarding the licensing, authorization and operations of satellite communications providers may restrict our satellite services operations.

•	We do not carry insurance for any of the in-orbit satellites that we will own, and we will bear the risk of any failures of our in-orbit satellites. Because we bear this risk, failures of our in-orbit satellites could have a material adverse effect on our results of operations and financial position.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).
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

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$329,794	$41,082
Marketable investment securities	633,307	491,185
Trade accounts receivable — DISH Network	491,886	—
Trade accounts receivable — other, net of allowance for uncollectible accounts of $343 and $51, respectively	47,339	34,154
Inventories, net	51,048	21,043
Other current assets	30,252	23,290

Total current assets	1,583,626	610,754
Restricted cash and marketable investment securities	2,846	—
Property and equipment, net of accumulated depreciation of $1,387,087 and $32,857, respectively	1,455,957	213,837
FCC authorizations	69,810	42,873
Intangible assets, net	189,882	71,646
Goodwill	247,053	248,428
Marketable and non-marketable investment securities	321,034	59,160
Other noncurrent assets, net	55,546	14,212

Total assets	$3,925,754	$1,260,910

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — DISH Network	$72,160	$—
Trade accounts payable — Other	265,901	22,786
Deferred revenue and other	6,913	4,055
Accrued expenses — DISH Network	966	—
Accrued expenses and other	151,552	22,191
Current portion of capital lease obligations, mortgages and other notes payable	51,513	1,365

Total current liabilities	549,005	50,397

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	308,455	2,344
Deferred tax liabilities	86,298	651
Other long-term liabilities	839	—

Total long-term obligations, net of current portion	395,592	2,995

Total liabilities	944,597	53,392

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,278,616 shares and no shares issued, and 41,727,170 shares and no shares outstanding, respectively	42	—
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares and no shares issued and outstanding, respectively	48	—
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,249,848	—
Accumulated other comprehensive income (loss)	409	66,696
Accumulated earnings (deficit)	(254,405)	—
Owner’s net investment	—	1,140,822
Treasury stock, at cost	(14,785)	—

Total stockholders’ equity (deficit)	2,981,157	1,207,518

Total liabilities and stockholders’ equity (deficit)	$3,925,754	$1,260,910

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Equipment sales — DISH Network	$461,675	$342,434	$1,134,408	$1,016,247
Equipment sales — other	55,110	61,919	206,883	160,671
Satellite services, digital broadcast operations and other services — DISH Network	91,388	—	276,877	—
Satellite and other services — other	8,000	63	35,916	5,850

Total revenue	616,173	404,416	1,654,084	1,182,768

Costs and Expenses:
Cost of sales — equipment	446,970	378,568	1,146,878	1,116,577
Satellite services, digital broadcast operations and other cost of sales (exclusive of depreciation shown below — Note 12)	52,670	185	162,885	4,444
Research and development expense	10,227	15,653	37,792	44,697
Selling, general and administrative expenses	28,252	7,044	79,921	19,556
General and administrative expenses — DISH Network	6,192	10,192	19,488	33,271
Depreciation and amortization (Note 12)	69,781	1,482	193,767	4,391

Total costs and expenses	614,092	413,124	1,640,731	1,222,936

Operating income (loss)	2,081	(8,708)	13,353	(40,168)

Other Income (Expense):
Interest income	21,436	1,919	62,249	2,861
Interest expense	(7,839)	(248)	(24,400)	(785)
Casualty loss expense (Note 6)	—	—	(12,799)	—
Unrealized gains (losses) due to changes in the fair value of certain debt and equity investments, net	(162,949)	—	(182,592)	—
Other (Note 5)	(155,618)	1,548	(94,418)	782

Total other income (expense)	(304,970)	3,219	(251,960)	2,858

Income (loss) before income taxes	(302,889)	(5,489)	(238,607)	(37,310)
Income tax (provision) benefit, net (Note 10)	(5,041)	(1,161)	(15,798)	(2,633)

Net income (loss)	$(307,930)	$(6,650)	$(254,405)	$(39,943)

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	89,884	89,712	89,825	89,712

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	89,884	89,712	89,825	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$(3.43)	$(0.07)	$(2.83)	$(0.45)

Diluted net income (loss)	$(3.43)	$(0.07)	$(2.83)	$(0.45)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(254,405)	$(39,943)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	193,767	4,391
Equity in losses (earnings) of affiliates	3,304	(478)
Realized and unrealized losses (gains) on investments	230,978	(4,533)
Impairment on FCC authorizations	38,721	—
Non-cash, stock-based compensation	17,477	2,865
Deferred tax expense (benefit)	(51,634)	10
Other, net	(1,098)	850
Change in noncurrent assets	(36,610)	—
Changes in current assets and current liabilities, net	(107,079)	2,562

Net cash flows from operating activities	33,421	(34,276)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,440,917)	—
Sales and maturities of marketable investment securities	2,439,078	—
Purchases of property and equipment	(147,268)	(120,076)
Proceeds from insurance settlement	40,750	—
Change in restricted cash and marketable investment securities	304	—
Purchase of strategic investments and other, included in marketable and non-marketable investment securities	(133,692)	(40,000)
Other	(1,012)	(160)

Net cash flows from investing activities	(242,757)	(160,236)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(37,016)	—
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off (Note 1)	544,065	—
Changes in advances from owner	—	198,625
Class A common stock repurchases (Note 9)	(14,785)	—
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	5,784	—

Net cash flows from financing activities	498,048	198,625

Net increase (decrease) in cash and cash equivalents	288,712	4,113
Cash and cash equivalents, beginning of period	41,082	29,621

Cash and cash equivalents, end of period	$329,794	$33,734

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,509	$138

Cash received for interest	$17,637	$974

Cash paid for income taxes	$23,045	$91

Vendor financing	$15,172	$—

Non-cash investing activities	$15,862	$—

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$132,900	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$1,541,682	$—

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

January 1, 2008
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$544,065
Marketable investment securities	455,935
Trade accounts receivable, net	3,900
Inventories, net	9,957
Other current assets	9,061

Total current assets	1,022,918
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,302,767
FCC authorizations	123,121
Intangible assets, net	142,898
Other noncurrent assets, net	20,335

Total assets	$2,615,189

Liabilities
Current Liabilities:
Trade accounts payable	$—
Deferred revenue and other accrued expenses	11,586
Current portion of capital lease obligations, mortgages and other notes payable	39,168

Total current liabilities	50,754

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,542
Deferred tax liabilities	139,146

Total long-term obligations, net of current portion	478,688

Total liabilities	529,442

Net assets contributed	$2,085,747

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (“2007 10-K/A”). Certain prior period amounts have been reclassified to conform to the current period presentation. Variable rate demand notes (“VRDNs”), which we previously reported as cash and cash equivalents, are now classified as current marketable investment securities (see Note 5). VRDNs were contributed to us from DISH Network in connection with the Spin-off and we continue to hold VRDNs as of September 30, 2008. We reclassified the allocation of cash and cash equivalents and marketable investment securities to accurately reflect the amounts of each we received from DISH Network in connection with the Spin-off. There was no change in the combined contribution total of $1.0 billion of cash and cash equivalents and current marketable investment securities (see Note 1). As a result of these reclassifications, “Purchases of marketable investment securities” and “Sales and maturities of marketable investment securities” in “Net cash flows from investing activities” and “Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off” in “Net cash flows from financing activities” on our Condensed Consolidated Statements of Cash Flows have been reclassified for all prior periods. The ongoing purchase and sale of VRDNs now appear on our cash flow statement under “Cash flows from investing activities”.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In thousands)
Net income (loss)	$(307,930)	$(6,650)	$(254,405)	$(39,943)
Foreign currency translation adjustments	(1,037)	(162)	(1,821)	694
Unrealized holding gains (losses) on available-for-sale securities	(53,557)	38,751	(153,720)	42,412
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	100,728	—	101,548	(3,048)
Deferred income tax (expense) benefit	—	—	20,485	—

Comprehensive income (loss)	$(261,796)	$31,939	$(287,913)	$115

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Accumulated other comprehensive income (loss)” presented on the accompanying Condensed Consolidated Balance Sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, net of deferred taxes.

Accumulated
Other
Comprehensive
Income
(In thousands)
Balance, December 31, 2007	$66,696
Accumulated other comprehensive income adjustments in connection with the Spin-off	(32,779)
Foreign currency translation	(1,821)
Change in unrealized holding gains (losses) on available-for-sale securities, net	(52,172)
Deferred income tax (expense) benefit	20,485

Balance, September 30, 2008	$409

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
The number of shares presented for the three and nine months ended September 30, 2008 represents the actual weighted-average number of shares outstanding for the period. Prior to January 1, 2008, we were a wholly-owned subsidiary of DISH Network and had only a nominal number of shares outstanding. Accordingly for all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using EchoStar’s shares outstanding as of January 1, 2008. The potential dilution from stock options exercisable into common stock was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Numerator for basic and diluted net income (loss) per share — Net income (loss)	$(307,930)	$(6,650)	$(254,405)	$(39,943)

Denominator:
Denominator for basic and diluted net income (loss) per share — weighted-average common shares outstanding	89,884	89,712	89,825	89,712

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$(3.43)	$(0.07)	$(2.83)	$(0.45)

Diluted net income (loss)	$(3.43)	$(0.07)	$(2.83)	$(0.45)

As of September 30, 2008, there were 4.6 million stock incentive awards outstanding not included in the above denominator as their inclusion would have been antidilutive.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to our long-term incentive plans is contingent upon meeting certain long-term goals which have not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

As of
September 30, 2008
(In thousands)
Performance based options	1,910
Restricted performance units	114

Total	2,024

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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of September 30, 2008, we had outstanding under our stock incentive plans options to acquire 6.3 million shares of our Class A common stock and 0.3 million restricted stock awards. Stock options granted through September 30, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our options have been subject to vesting, typically at the rate of 20% to 25% per year, however, some options have been granted with immediate vesting and other options vest only upon the achievement of certain company-wide objectives. As of September 30, 2008, we had 9.5 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of September 30, 2008, the following stock incentive awards were outstanding:

	As of September 30, 2008
	EchoStar Awards		DISH Network Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by EchoStar employees	3,072,456	237,656	5,530,638	1,188,332
Held by DISH Network employees	3,199,525	90,481	N/A	N/A

Total	6,271,981	328,137	5,530,638	1,188,332

We are responsible for fulfilling all stock incentive awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock incentive awards related to DISH Network common stock regardless of whether such stock incentive awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock Award Activity
Our stock option activity (including performance and non-performance based options) for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
		Average
		Exercise
	Options	Price
Total options outstanding, beginning of period	4,182,755	$22.96
Granted	2,493,500	29.36
Exercised	(202,355)	23.88
Forfeited and cancelled	(201,919)	27.97

Total options outstanding, end of period	6,271,981	25.31

Performance based options outstanding, end of period *	1,909,500	16.65

Total options exercisable at end of period	1,285,109	29.14

*	These options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to two separate long-term, performance-based stock incentive plans, which are discussed below. Vesting of these options is contingent upon meeting certain long-term goals which management has determined are not probable as of September 30, 2008.
We realized $2 million of tax benefits from stock options exercised during the nine months ended September 30, 2008. Based on the closing market price of our Class A common stock on September 30, 2008, the aggregate intrinsic value of our outstanding stock options was $19 million. Of that amount, options with an aggregate intrinsic value of $2 million were exercisable at the end of the period.
Our restricted stock award activity (including performance and non-performance based options) for the nine months ended September 30, 2008 was as follows:

	For the Nine Months
	Ended September 30, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards *	Fair Value
Total restricted stock awards outstanding, beginning of period	343,386	$29.69
Granted	—	—
Exercised	(6,000)	26.30
Forfeited and cancelled	(9,249)	31.22

Total restricted stock awards outstanding, end of period	328,137	29.72

Restricted performance units outstanding, end of period *	114,137	26.38

*	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan, which is discussed below. Vesting of these restricted performance units is contingent upon meeting a long-term company goal which management has determined is not probable as of September 30, 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Contingent compensation related to the 1999 LTIP and the 2005 LTIP will not be recorded on our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of either of the goals was not probable as of September 30, 2008, that assessment could change with respect to either goal at any time. In accordance with SFAS 123R, if all of the awards under each plan were vested and each goal had been met during the nine months ended September 30, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations, with the unvested portion recognized ratably over the remaining vesting period. During the nine months ended September 30, 2008, if we had determined each goal was probable, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.

	Total		Vested Portion
	1999 LTIP	2005 LTIP	1999 LTIP	2005 LTIP
	(In thousands)
DISH Network awards held by EchoStar employees	$10,470	$18,425	$10,470	$5,277
EchoStar awards held by EchoStar employees	2,126	3,741	2,126	1,072

Total	$12,596	$22,166	$12,596	$6,349

Of the 6.3 million options and 0.3 million restricted stock awards outstanding under our stock incentive plans as of September 30, 2008, the following awards were outstanding pursuant to the 1999 LTIP and the 2005 LTIP:

	As of
	September 30, 2008
		Weighted-
		Average
Long-Term Performance-Based Plans	Stock Awards	Exercise Price
1999 LTIP options	1,019,600	$8.84
2005 LTIP options	889,900	25.60
2005 LTIP restricted performance units	114,137

Total	2,023,637

No awards were granted under the 1999 LTIP or 2005 LTIP during the nine months ended September 30, 2008.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock-Based Compensation
Total non-cash, stock-based compensation expense, net of related tax effects, for all of our employees is shown in the following table for the three and nine months ended September 30, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Satellite services, digital broadcast operations and other cost of sales	$124	$—	$358	$—
Research and development expense	1,377	425	4,511	1,234
Selling, general and administrative expenses	2,518	106	6,099	540

Total non-cash, stock based compensation	$4,019	$531	$10,968	$1,774

As of September 30, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $55 million and includes compensation expense that we will recognize for DISH Network stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.1% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three and nine months ended September 30, 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008
Risk-free interest rate	3.15%	2.74% — 3.42%
Volatility factor	24.90%	19.98% — 24.90%
Expected term of options in years	6.1	6.0 — 6.1
Weighted-average fair value of options granted	$7.63	$7.63 — $9.29
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Inventories
Inventories consist of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$24,290	$16,969
Raw materials	17,253	4,042
Work-in-process	10,531	205

Subtotal	52,074	21,216
Inventory allowance	(1,026)	(173)

Inventories, net	$51,048	$21,043

5. Marketable and Non-Marketable Investment Securities
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
Investments in Debt and Equity Securities
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $454 million and zero, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Total Fair Value as of
	September 30, 2008				December 31,
	Total	Level 1	Level 2	Level 3	2007
Current:
Marketable investment securities — non strategic	$522,170	$519,683	$2,487	$—	$—
Marketable investment securities — strategic	111,137	111,137	—	—	491,185

Current marketable investment securities	633,307	630,820	2,487	—	491,185
Noncurrent:
Marketable and non-marketable investment securities	275,914	30,000	205,035	40,879	—

Total marketable investment securities	$909,221	$660,820	$207,522	$40,879	$491,185

In connection with the Spin-off, we received a contribution of $456 million of marketable investment securities from DISH Network (see Note 1). In addition, as of September 30, 2008, we held approximately $235 million of publicly traded investment securities which are reported as non-current in “Marketable and non-marketable investments securities” on our Condensed Consolidated Balance Sheets. Of this amount, $207 million were previously included in “Marketable investment securities” at December 31, 2007.
Changes in Level 3 instruments are as follows (in thousands):

Level 3
Investment
Securities
Balance as of January 1, 2008	$—
Net realized/unrealized gains/(losses) included in earnings	(28,858)
Net realized/unrealized gains/(losses) included in other comprehensive income	—
Purchases, issuances and settlements, net	69,737

Balance as of September 30, 2008	$40,879

Marketable Investment Securities
Changes in the fair value of marketable investment securities accounted for at fair value are recognized as unrealized gains and losses on our Condensed Consolidated Statements of Operations. Interest income on fair value method debt investment securities is recorded in “Interest income” on our Condensed Consolidated Statements of Operations. Changes in the fair value of marketable investment securities accounted for as available-for-sale are reported at fair value with the related temporary unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
We also have an investment in non-marketable convertible debt which is included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. The fair value of this debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly, with changes in fair value recorded as unrealized gains and losses on our Condensed Consolidated Statements of Operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
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
Current “Marketable Investment Securities”
As of September 30, 2008 and December 31, 2007, we had accumulated unrealized losses of less than $1 million, net of related tax effect, and unrealized gains of $64 million, net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” As of September 30, 2008, a full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses.
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, during the nine months ended September 30, 2008 our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio, accounted for as available-for-sale, does not remain above cost basis or if we become aware of any market or company-specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value. During October 2008, the value of our current strategic marketable investment securities of $111 million declined in excess of 20%.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Marketable Investment Securities in a Loss Position. The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. The unrealized losses on our investments in corporate equity securities represent investments in the common stock of three companies in the technology industry and one in the communications industry. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations.

As of September 30, 2008
	Primary	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Reason for	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Unrealized Loss	Value	Loss	Value	Loss	Value	Loss
(In thousands)
Equity securities	Temporary market fluctuations	$21,777	$(4,927)	$—	$—	$—	$—
Non-Current “Marketable and Non-Marketable Investment Securities”
We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting. Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. However, when we believe the fair value method of accounting provides more meaningful information to our investors, we elect the fair value method for certain investments in affiliates whose equity is publicly traded. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.
These debt and equity investments are included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets and detailed by accounting method below.

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Fair value method *	$275,914	$—
Cost method	28,389	39,046
Equity method	16,731	20,114

Total	$321,034	$59,160

*	During the three and nine months ended September 30, 2008, we recorded $163 million and $183 million, respectively, of unrealized losses due to changes in the fair value of certain debt and equity securities, accounted for under the fair value method, on our Condensed Consolidated Statements of Operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Other” income and expense on our Condensed Consolidated Statements of Operations includes other changes in the carrying amount of our current and non-current marketable investment securities and other items as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In thousands)
Gain on sale of a company which held certain FCC authorizations	$—	$—	$67,624	$—
Impairment on FCC authorizations (Note 7)	(38,720)	—	(38,720)	—
Gains (losses) on exchanges/sale of marketable investment securities	(30,284)	—	14,969	1,984
Other than temporary impairments on marketable investment securities	(70,435)	—	(116,507)	—
Other than temporary impairments on non-marketable investment securities	(10,000)	—	(10,000)	—
Equity in earnings (losses) of affiliates	(1,716)	1,602	(6,934)	(4,177)
Other	(4,463)	(54)	(4,850)	2,975

Total	$(155,618)	$1,548	$(94,418)	$782

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
The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and mature on June 15, 2014. The Exchangeable Notes are exchangeable for shares of TerreStar common stock based on a conversion price of $5.57 per share. TerreStar Networks may be obligated to repurchase all or part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks. Interest on the Exchangeable Notes is payable in additional Exchangeable Notes through March 2011 and cash thereafter. Additional cash interest may be payable in the event that certain milestones are not satisfied.
We also entered into a Purchase Money Credit Agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods. As of September 30, 2008, we had advanced approximately $17 million to TerreStar Networks under the terms of this agreement.
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
We rely on TerreStar’s management to provide us with accurate summary financial information. We are not aware of any errors in or possible misstatements of the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following tables provide summarized financial information for TerreStar:

	As of
	September 30,	December 31,
Balance Sheets (unaudited)	2008	2007
	(In thousands)
Assets
Current assets	$307,789	$107,558
Noncurrent assets	1,193,981	1,135,665

Total assets	$1,501,770	$1,243,223

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities	$45,431	$52,611
Long-term liabilities	880,371	753,254
Minority interest	—	12,141
Cumulative preferred dividend	408,500	408,500
Stockholders’ equity (deficit)	167,468	16,717

Total liabilities and stockholders’ equity (deficit)	$1,501,770	$1,243,223

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Statement of Operations (unaudited)	2008	2007	2008	2007
		(In thousands)
Operating expenses	$31,876	$34,557	$156,350	$123,817

Net income (loss)	$(64,220)	$(54,135)	$(225,509)	$(177,893)

Net income (loss) available to common stockholders	$(71,219)	$(61,224)	$(246,358)	$(198,855)

Restricted Cash and Marketable Investment Securities
As of September 30, 2008, restricted cash and marketable investment securities included amounts required for our letters of credit.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
6.	Property and Equipment
Property and equipment consist of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2008	2007
		(In thousands)
Land	—	$31,517	$2,509
Buildings and improvements	1-40	212,920	17,482
Furniture, fixtures, equipment and other	1-10	693,745	41,292
Satellites:
EchoStar III	12	234,083	—
EchoStar IV — fully depreciated	N/A	78,511	—
EchoStar VI	12	244,305	—
EchoStar VIII	12	175,801	—
EchoStar IX	12	127,376	—
EchoStar XII	10	190,051	—
Satellites acquired under capital leases	10	551,628	—
Construction in process	—	303,107	185,411

Total property and equipment		$2,843,044	$246,694
Accumulated depreciation		(1,387,087)	(32,857)

Property and equipment, net		$1,455,957	$213,837

The majority of the increase in property and equipment in the table above is associated with the assets contributed to us in connection to the Spin-off (see Note 1).
“Construction in process” consists of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction and launch costs	$258,817	$185,411
Digital broadcast equipment	40,540	—
Software and other	3,750	—

Construction in progress	$303,107	$185,411

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
EchoStar III
EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS, which provides service to the entire continental United States, at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of past TWTA failures, only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of our 19 FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and those failures will further impact commercial operation of the satellite.
EchoStar IV
EchoStar IV currently operates at the 77 degree orbital location, which is licensed by the government of Mexico. The satellite was originally designed to operate a maximum of 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel. As a result of past TWTA failures, only six transponders are currently available for use and the satellite has been fully depreciated. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future. Based on a recent analysis of the remaining fuel life, EchoStar IV is not expected to be in operation beyond 2009.
EchoStar VI
EchoStar VI was originally equipped with 108 solar array strings, approximately 102 of which are required to assure full power availability for the original minimum 12-year useful life of the satellite. Prior to 2008, EchoStar VI experienced anomalies resulting in the loss of 22 solar array strings, reducing the number of functional solar array strings to 86. While the useful life of the satellite has not been affected, commercial operability has been reduced. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 transponders operating at approximately 225 watts per channel. The power reduction resulting from the solar array failures currently limits us to operation of a maximum of 25 transponders in standard power mode, or 12 transponders in high power mode. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.
EchoStar VIII
EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have impacted commercial operation or reduced the 12-year estimated useful life of the satellite.
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
AMC-16
DISH Network contributed its AMC-16 satellite services contract to us in connection with the Spin-off. During the first quarter of 2008, SES Americom notified us that the satellite had experienced an anomaly and is no longer capable of operating at full capacity. Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity. Effective October 1, 2008, the monthly recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value will be lowered by approximately $5 million.
CMBStar
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are insufficient to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.

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
A substantial portion of the capacity of our AMC-15 and AMC-16 satellites remain without long-term contracts. There is a significant risk that in the future we could be required to record a substantial impairment charge relating to these satellites. We currently estimate that these potential charges could aggregate up to approximately $200 million.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Prior to September 30, 2008, we held certain FCC licenses with an aggregate carrying amount of $43 million in our Satellite Services operating segment. Recent weakening in domestic economic conditions has resulted in a triggering event requiring us to perform an impairment review of these assets. As a result of this review, during the three months ended September 30, 2008, we recorded a pre-tax impairment charge of $39 million in “Other” expense on our Condensed Consolidated Statements of Operations. We used Level 3 inputs, as defined by SFAS 157, in a discounted cash flow model to determine our estimates of fair value.
Intangible Assets
As of September 30, 2008 and December 31, 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(70,946)	$4,640	$(373)
Customer relationships	23,600	(7,867)	23,600	(1,967)
Technology-based	69,797	(15,268)	50,297	(4,551)

Total	$283,963	$(94,081)	$78,537	$(6,891)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $8 million for the three months ended September 30, 2008 and $24 million for the nine months ended September 30, 2008.
Estimated future amortization of our identifiable intangible assets as of September 30, 2008 is as follows (in thousands):

For the Years Ending December 31,
2008 (remaining three months)	$8,044
2009	32,176
2010	30,209
2011	24,028
2012	23,182
2013	23,174
Thereafter	49,069

Total	$189,882

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
8. Long-Term Debt
Capital Lease Obligations, Mortgages and Notes Payable
Capital lease obligations, mortgages and notes payable consist of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands)

Capital lease obligations:
Satellites financed under capital lease obligations	$341,706	$—
Other equipment financed under capital lease obligations	8,206	—
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	7,577	—
Other mortgages and notes payable in installments through 2017 with interest ranging from 4% to 20%	2,479	3,709

Total	$359,968	$3,709
Less current portion	(51,513)	(1,365)

Capital lease obligations, mortgages and other notes payable, net of current portion	$308,455	$2,344

Capital Lease Obligations
In connection with the Spin-off, the satellite lease contracts for AMC-15 and AMC-16 were contributed to EchoStar. These satellites are accounted for as capital leases pursuant to SFAS 13 and are depreciated over the ten-year terms of the satellite service agreements.
AMC-15. AMC-15, an FSS satellite, commenced commercial operation during January 2005. This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.
AMC-16. AMC-16, an FSS satellite, commenced commercial operation during February 2005. This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2008 are as follows (in thousands):

For the Years Ended December 31,
2008 (remaining three months)	$25,469
2009	90,546
2010	86,664
2011	86,351
2012	86,351
2013	86,351
Thereafter	81,673

Total minimum lease payments	543,405
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(89,967)

Net minimum lease payments	453,438
Less: Amount representing interest	(103,526)

Present value of net minimum lease payments	349,912
Less: Current portion	(49,609)

Long-term portion of capital lease obligations	$300,303

9. Stockholders’ Equity (Deficit)
Common Stock Repurchase Program
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the three and nine months ended September 30, 2008, we repurchased 0.6 million shares of our common stock for $15 million. Effective November 6, 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2009.
10. Income Tax
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
In connection with the Spin-off, our tax basis of assets and liabilities changed significantly. As a result of the Spin-off and the related tax requirements governing the use of our deferred tax assets by DISH Network, we adjusted our deferred tax assets and corresponding valuation allowance to report our net deferred tax assets at an amount that is more likely than not realizable. The use of a portion of our deferred tax assets by DISH Network and related effect on our valuation allowance was recorded as a deemed distribution to DISH Network. A portion of our deferred tax assets were not used by DISH Network and remain on our Condensed Consolidated Balance Sheets. As of September 30, 2008, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $35 million and tax benefits related to credit carryforwards of less than $1 million. The NOL’s and credit carryforwards begin to expire in the year 2024. In addition, we have accrued deferred tax assets related to the impairment of marketable and non-marketable investment securities that are capital in nature and have established valuation allowances against these deferred tax assets as we believe they are not more likely than not to be realized.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The actual tax provision for the nine months ended September 30, 2008 reconciles to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008
	% of pre-tax (income)/loss
Statutory rate	35.0	35.0
State income taxes, net of Federal benefit	1.8	1.8
Foreign taxes and income not U.S. taxable	(0.1)	(0.7)
Stock option compensation	—	0.7
Change in valuation allowance related to impairment of marketable and non-marketable investment securities	(33.6)	(37.0)
Other	(4.8)	(6.4)

Total (provision) benefit for income taxes	(1.7)	(6.6)

11. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$927,036	$75,164	$198,207	$124,481	$63,767	$48,961	$47,717	$368,739
Capital lease obligations	349,912	13,818	46,922	47,729	52,463	57,971	63,989	67,020
Operating lease obligations	15,781	1,805	5,657	4,126	1,982	976	788	447
Purchase obligations	1,498,095	1,485,873	8,889	3,333	—	—	—	—
Mortgages and other notes payable	10,056	302	1,923	1,185	852	808	873	4,113

Total	$2,800,880	$1,576,962	$261,598	$180,854	$119,064	$108,716	$113,367	$440,319

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us. DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We were indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. In October 2008, a settlement was reached with Superguide which did not impact our results of operations.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million dollars was released by DISH Network from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we believe that we

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.
12. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Satellites	$34,785	$—	$104,357	$—
Furniture, fixtures, equipment and other	25,576	1,058	60,712	3,149
Identifiable intangible assets subject to amortization	7,972	294	24,416	883
Buildings and improvements	1,448	130	4,282	359

Total depreciation and amortization	$69,781	$1,482	$193,767	$4,391

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations do not include depreciation expense related to satellites.
13. Segment Reporting
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In thousands)
Revenue:
Equipment sales and digital broadcast operations	$567,434	$404,416	$1,490,601	$1,182,768
Satellite services	43,584	—	148,416	—
All other	5,155	—	15,067	—

Total revenue	$616,173	$404,416	$1,654,084	$1,182,768

Net income (loss):
Equipment sales and digital broadcast operations	$1,187	$(6,650)	$9,870	$(39,943)
Satellite services	(4,008)	—	(15,386)	—
All other	(305,109)	—	(248,889)	—

Total net income (loss)	$(307,930)	$(6,650)	$(254,405)	$(39,943)

14. Geographic Information and Transactions with Major Customers
Geographic Information
Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. The following table summarizes total long-lived assets and revenue attributed to foreign locations:

	United
	States	Europe	Asia	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of September 30, 2008	$1,720,370	$21,763	$220,569	$1,962,702

As of December 31, 2007	$379,826	$12,679	$184,279	$576,784

Revenue
For the nine months ended September 30, 2008	$1,580,585	$73,499	$—	$1,654,084

For the nine months ended September 30, 2007	$1,119,592	$63,176	$—	$1,182,768

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Transactions with Major Customers
During the three and nine months ended September 30, 2008 and 2007, the North America revenue primarily includes sales to two major customers, DISH Network and Bell ExpressVu. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Total revenue:
DISH Network	$553,063	$342,434	$1,411,285	$1,016,247
Bell ExpressVu	41,910	48,987	151,710	118,170
Other	21,200	12,995	91,089	48,351

Total revenue	$616,173	$404,416	$1,654,084	$1,182,768

Percentage of total revenue:
DISH Network	89.8%	84.7%	85.3%	85.9%

Bell ExpressVu	6.8%	12.1%	9.2%	10.0%

15. Related Party Transactions
Related Party Transactions with NagraStar
During the three months ended September 30, 2008 and 2007, we purchased $13 and $15 million, respectively, of security access devices from NagraStar and during the nine months ended September 30, 2008 and 2007, we purchased $33 million and $47 million, respectively. As of September 30, 2008 and December 31, 2007, amounts payable to NagraStar totaled $20 million and $3 million, respectively. Additionally, as of September 30, 2008, we were committed to purchase $38 million of security access devices from NagraStar during 2008.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“Equipment sales — DISH Network”
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
Real Estate Lease Agreements. We entered into lease agreements with DISH Network so that DISH Network can continue to operate certain properties that were contributed to us in the Spin-off. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and DISH Network is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
“General and administrative expenses — DISH Network”
Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. In addition, Carl E. Vogel is employed by DISH Network but provides services to EchoStar as an advisor. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.
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
Real Estate Lease Agreement. During the three months ended September 30, 2008, we subleased space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.
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
Remanufactured receiver agreement
We entered into a remanufactured receiver agreement with DISH Network under which we have the right to purchase remanufactured receivers and accessories from DISH Network for a two-year period. We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DISH Network.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Tax sharing agreement
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
Changes in DISH Network subscriber growth could have a material adverse affect on our set-top box sales. In particular, weaknesses in the economy and other factors adversely affecting DISH Network, such as the decision by AT&T to terminate its distribution relationship with DISH Network effective January 31, 2009, may have an adverse impact on us. AT&T’s relationship with DISH Network accounted for approximately 17 percent of DISH Network’s gross subscriber additions during the nine months ended September 30, 2008. If DISH Network’s gross subscriber additions are adversely affected by the loss of its distribution relationship with AT&T, we may experience a decline in our sales of set-top boxes to DISH Network. Furthermore, DISH Network has in recent quarters experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our set-top boxes to DISH Network may decline.
The impact to us of declining DISH Network subscriber growth may be offset over the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition (“HD”) receivers, digital video recorders (“DVRs”) and HD DVRs, as well as by the upgrade of DISH set-top boxes to new technologies such as MPEG-4 digital compression technology. However, we cannot assure you that any of these factors will mitigate declining subscriber growth at DISH Network. In addition, because all of our sales to DISH Network are made pursuant to short-term contracts, we can not assure you that DISH Network will continue to purchase products and services from us on a long-term basis.
We expect to experience significant pressure on margins we earn on the sale of set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to advancements in the technology and functionality of set-top boxes and other equipment, as well as DISH Network’s rights under commercial agreements between DISH Network and us that allow DISH Network to terminate certain agreements on 60 days’ notice. We expect that the margins we earn on sales will be determined largely through periodic negotiations that will likely result in pricing reflecting, among other things, the set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.

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
Additional Challenges for our Set-top Box Business. We believe that our best opportunities for developing potential new customers for our set-top box business lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods. However, there can be no assurance that we will be able to sustain or grow our international business. In particular, we have noticed an increase in new market entrants, primarily located in Asia, that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in pricing pressure in international markets that we hope to enter. If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.
Furthermore, if we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against new low cost market entrants that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our growth prospects would be diminished and our revenues and earnings may decline.
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
Additional Challenges for our Satellite Services Business. Following completion of the Spin-off, we began operating a satellite services business. This business is being developed using our six owned and two leased in-orbit satellites, multiple digital broadcast centers and other transmission assets. As with our set-top box business, DISH Network currently accounts for substantially all of our satellite services revenue. While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons. In particular, DISH Network may reduce its purchase of satellite services from us if it successfully completes the launch and orbital placement of satellites that it has previously announced. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.
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
We currently have substantial unused satellite capacity. Future costs associated with this excess capacity will negatively impact our margins if we do not generate revenue to offset these costs. In addition, because a substantial portion of the capacity of each of our AMC-15 and AMC-16 satellites remains without long-term contracts, there is a significant risk that in the future, in addition to reporting lower than expected revenues and profitability, we could be required to record a substantial impairment charge relating to one or both of these satellites. We currently estimate that these potential charges could aggregate up to approximately $200 million, which would have a material adverse effect on our results of operations and financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge. During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are insufficient to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.
Adverse Economic Conditions. Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.
Furthermore, unfavorable events in the economy, including a continuation or further deterioration in the credit and equity markets, could cause consumer demand for pay-TV services and consequently sales of our set-top boxes to DISH Network, Bell ExpressVu and other customers to decline materially because consumers may delay purchasing decisions or change or reduce their discretionary spending.
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
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.
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
Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services, including non-cash, stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administration provided by DISH Network and other third parties.
Interest expense. “Interest expense” primarily includes interest expense associated with our capital lease obligations.
“Other” income (expense). The main components of “Other” income and expense are unrealized gains and losses from changes in fair value of marketable and non-marketable strategic investments accounted for at fair value, equity in earnings and losses of our affiliates, gains and losses realized on the sale of investments and impairment of marketable and non-marketable investment securities.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

	For the Three Months
	Ended September 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data		(In thousands)
Revenue:
Equipment sales — DISH Network	$461,675	$342,434	$119,241	34.8
Equipment sales — other	55,110	61,919	(6,809)	(11.0)
Satellite services, digital broadcast operations and other services — DISH Network	91,388	—	91,388	NM
Satellite and other services — other	8,000	63	7,937	NM

Total revenue	616,173	404,416	211,757	52.4

Costs and Expenses:
Cost of sales — equipment	446,970	378,568	68,402	18.1
% of Total equipment sales	86.5%	93.6%
Satellite services, digital broadcast operations and other cost of sales	52,670	185	52,485	NM
% of Total satellite services, digital broadcast operations and other services	53.0%	NM
Research and development expense	10,227	15,653	(5,426)	(34.7)
% of Total revenue	1.7%	3.9%
Selling, general and administrative expenses	34,444	17,236	17,208	99.8
% of Total revenue	5.6%	4.3%
Depreciation and amortization	69,781	1,482	68,299	NM

Total costs and expenses	614,092	413,124	200,968	48.6

Operating income (loss)	2,081	(8,708)	10,789	NM

Other Income (Expense):
Interest income	21,436	1,919	19,517	NM
Interest expense	(7,839)	(248)	(7,591)	NM
Other	(318,567)	1,548	(320,115)	NM

Total other income (expense)	(304,970)	3,219	(308,189)	NM

Income (loss) before income taxes	(302,889)	(5,489)	(297,400)	NM
Income tax (provision) benefit, net	(5,041)	(1,161)	(3,880)	NM
Effective tax rate	(1.7%)	(21.2%)

Net income (loss)	$(307,930)	$(6,650)	$(301,280)	NM

Other Data:
EBITDA	$(246,705)	$(5,678)	$(241,027)	NM

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $462 million during the three months ended September 30, 2008, an increase of $119 million or 34.8% compared to the same period in 2007. This change resulted from an increase in the sale of advanced set-top boxes, such as HD receivers and HD DVRs, and related components, partially offset by a decrease in unit sales of set-top boxes. In addition, following the Spin-off, set-top boxes and related components, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below.
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
Equipment sales — other. “Equipment sales — other” totaled $55 million during the three months ended September 30, 2008, a decrease of $7 million or 11.0% compared to the same period during 2007. This change principally resulted from a decrease in sales of set-top boxes and related components to Bell ExpressVu and other international customers, partially offset by an increase in sales of Slingboxes and related hardware products. The decrease in sales to Bell ExpressVu was related to the sale of lower priced set-top boxes, partially offset by an increase in the number of units sold.
We currently have certain binding purchase orders from Bell ExpressVu our primary non-DISH Network customer extending into the first quarter of 2009. However, Bell ExpressVu has no future obligation to purchase set-top boxes from us. Cancellations or reductions of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $91 million during the three months ended September 30, 2008 resulting from the sales of services to DISH Network including satellite and transponder leasing, and digital broadcast operations.
Satellite and other services — other. “Satellite services and other services — other” totaled $8 million during the three months ended September 30, 2008, an increase of $8 million compared to the same period during 2007. This change principally resulted from an increase in satellite and transponder leasing and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $447 million during the three months ended September 30, 2008, an increase of $68 million or 18.1% compared to the same period in 2007. This change primarily resulted from an increase in the cost of sales of advanced set-top boxes and related components sold to DISH Network, partially offset by a decrease in unit sales of set-top boxes. “Cost of sales — equipment” represented 86.5% and 93.6% of total equipment sales during the three months ended September 30, 2008 and 2007, respectively. Prior to the Spin-off, set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of set-top boxes and related components sold to DISH Network at cost plus a fixed margin during the three months ended September 30, 2008. This decrease was partially offset by a decline in margins on sales to Bell ExpressVu and other international customers.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” totaled $53 million during the three months ended September 30, 2008, an increase of $52 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network. “The majority of the costs associated with our satellites utilized in our satellite services business are included in “Depreciation and amortization” expense discussed below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $34 million during the three months ended September 30, 2008, an increase of $17 million compared to the same period in 2007. This increase was attributable to an increase in certain management and administrative services including non-cash, stock-based compensation expense, primarily including those costs associated with the acquisition of Sling Media. “Selling, general and administrative expenses” represented 5.6% and 4.3% of “Total revenue” during the three months ended September 30, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $70 million during the three months ended September 30, 2008, a $68 million increase compared to the same period in 2007. The increase in “Depreciation and amortization” expense was primarily attributable to the “Depreciation and amortization” expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network in connection with the Spin-off.
Interest income. “Interest income” totaled $21 million during the three months ended September 30, 2008, a $20 million increase compared to the same period in 2007. This change resulted from the interest earned on cash and marketable investment securities contributed by DISH Network to us in the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense” totaled $8 million during the three months ended September 30, 2008, an $8 million increase compared to the same period in 2007. This change resulted from the interest expense associated with our capital leases contributed to us in the Spin-off.
Other. “Other” expense totaled $319 million during the three months ended September 30, 2008, a $320 million increase compared to the same period in 2007. This change primarily resulted from a $163 million unrealized loss on marketable investment securities accounted for at fair value, a $80 million charge to earnings for other than temporary declines in fair value of our marketable and non-marketable investment securities, a $39 million impairment on FCC authorizations and a $30 million loss on the sale and exchange of marketable investment securities.
Earnings before interest, taxes, depreciation and amortization. EBITDA was a negative $247 million during the three months ended September 30, 2008, a decrease of $241 million compared to the same period in 2007. EBITDA for the three months ended September 30, 2008 was negatively impacted by the $320 million increase in “Other” expense discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$(246,705)	$(5,678)
Less:
Interest expense (income), net	(13,597)	(1,671)
Income tax provision (benefit), net	5,041	1,161
Depreciation and amortization	69,781	1,482

Net income (loss)	$(307,930)	$(6,650)

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
Income tax (provision) benefit, net. Our income tax provision was $5 million during the three months ended September 30, 2008, a $4 million increase compared to the same period in 2007. This increase is primarily attributable to the establishment of a $102 million valuation allowance on the deferred tax assets related to unrealized losses on marketable investment securities accounted for at fair value and the impairment of certain marketable and non-marketable investment securities.
Net income (loss). Net loss was $308 million during the three months ended September 30, 2008, a decrease of $301 million compared to the same period in 2007. The decline was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

	For the Nine Months
	Ended September 30,		Variance
	2008	2007	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Equipment sales — DISH Network	$1,134,408	$1,016,247	$118,161	11.6
Equipment sales — other	206,883	160,671	46,212	28.8
Satellite services, digital broadcast operations and other services — DISH Network	276,877	—	276,877	NM
Satellite and other services — other	35,916	5,850	30,066	NM

Total revenue	1,654,084	1,182,768	471,316	39.8

Costs and Expenses:
Cost of sales — equipment	1,146,878	1,116,577	30,301	2.7
% of Total equipment sales	85.5%	94.9%
Satellite services, digital broadcast operations and other cost of sales	162,885	4,444	158,441	NM
% of Total satellite services, digital broadcast operations and other services	52.1%	76.0%
Research and development expense	37,792	44,697	(6,905)	(15.4)
% of Total revenue	2.3%	3.8%
Selling, general and administrative expenses	99,409	52,827	46,582	88.2
% of Total revenue	6.0%	4.5%
Depreciation and amortization	193,767	4,391	189,376	NM

Total costs and expenses	1,640,731	1,222,936	417,795	34.2

Operating income (loss)	13,353	(40,168)	53,521	NM

Other Income (Expense):
Interest income	62,249	2,861	59,388	NM
Interest expense	(24,400)	(785)	(23,615)	NM
Casualty loss	(12,799)	—	(12,799)	NM
Other	(277,010)	782	(277,792)	NM

Total other income (expense)	(251,960)	2,858	(254,818)	NM

Income (loss) before income taxes	(238,607)	(37,310)	(201,297)	NM
Income tax (provision) benefit, net	(15,798)	(2,633)	(13,165)	NM
Effective tax rate	(6.6%)	(7.1%)

Net income (loss)	$(254,405)	$(39,943)	$(214,462)	NM

Other Data:
EBITDA	$(82,689)	$(34,995)	$(47,694)	NM

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $1.134 billion during the nine months ended September 30, 2008, an increase of $118 million or 11.6% compared to the same period in 2007. This change resulted from an increase in the sale of advanced set-top boxes, such as HD receivers and HD DVRs, and related components, partially offset by a decrease in unit sales of set-top boxes. In addition, following the Spin-off, set-top boxes and related components, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below.
Equipment sales — other. “Equipment sales — other” totaled $207 million during the nine months ended September 30, 2008, an increase of $46 million or 28.8% compared to the same period during 2007. This change principally resulted from an increase in sales of set-top boxes and related components to Bell ExpressVu, and an increase in the sales of Slingboxes and related hardware products.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $277 million during the nine months ended September 30, 2008 resulting from the sales of services to DISH Network including satellite and transponder leasing, and digital broadcast operations in connection with the Spin-off.
Satellite and other services — other. “Satellite services and other services — other” totaled $36 million during the nine months ended September 30, 2008, an increase of $30 million compared to the same period during 2007. This change principally resulted from the increase in satellite and transponder leasing and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $1.147 billion during the nine months ended September 30, 2008, an increase of $30 million or 2.7% compared to the same period in 2007. This change primarily resulted from an increase in sales of set-top boxes and related components to Bell ExpressVu and the sales of Slingboxes and related hardware products, partially offset by a slight decrease in the cost of sales to DISH Network. “Cost of sales — equipment” represented 85.5% and 94.9% of total equipment sales during the nine months ended September 30, 2008 and 2007, respectively. Prior to the Spin-off, set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of set-top boxes and related components sold to DISH Network at cost plus a fixed margin during the nine months ended September 30, 2008. This decrease was partially offset by a decline in margins on sales of set-top boxes and related components to Bell ExpressVu.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” totaled $163 million during the nine months ended September 30, 2008, an increase of $158 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network. “Satellite services, digital broadcast operations and other cost of sales” represented 52.1% and 76.0% of total “Satellite services, digital broadcast operations and other revenue” during the nine months ended September 30, 2008 and 2007, respectively. The decrease in this expense to revenue ratio principally resulted from the introduction of DISH Network sales with margins which did not exist in the prior year. The majority of the costs associated with our satellites utilized in our satellite services business are included in “Depreciation and amortization” expense discussed below.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $99 million during the nine months ended September 30, 2008, an increase of $47 million compared to the same period in 2007. This increase was attributable to selling costs and certain management and administrative services including non-cash, stock-based compensation expense, primarily related to the costs associated with the acquisition of Sling Media. “Selling, general and administrative expenses” represented 6.0% and 4.5% of “Total revenue” during the nine months ended September 30, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $194 million during the nine months ended September 30, 2008, a $189 million increase compared to the same period in 2007. The increase was primarily attributable to expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network in connection with the Spin-off.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest income. “Interest income” totaled $62 million during the nine months ended September 30, 2008, a $59 million increase compared to the same period in 2007. This increase resulted from the interest earned on cash and marketable investment securities contributed by DISH Network to us in the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense” totaled $24 million during the nine months ended September 30, 2008, a $24 million increase compared to the same period in 2007. This change resulted from the interest expense associated with our capital leases contributed to us in the Spin-off.
Casualty loss. “Casualty loss” totaled $13 million during the nine months ended September 30, 2008. In connection with the AMC-14 launch failure, we wrote-off certain deposits, capitalized interest and insurance costs, net of insurance proceeds (see Note 6 in the Notes to our Condensed Consolidated Financial Statements).
Other. “Other” expense totaled $277 million during the nine months ended September 30, 2008, a $278 million increase compared to the same period in 2007. This change primarily resulted from a $183 million unrealized loss on marketable investment securities accounted for at fair value, a $127 million charge to earnings for other than temporary declines in fair value of our marketable and non-marketable investment securities and a $39 million impairment on FCC authorizations, partially offset by a $68 million gain on the sale of a company which held certain FCC authorizations for a publicly traded stock and a $15 million net gain on the exchanges and sales of marketable investment securities.
Earnings before interest, taxes, depreciation and amortization. EBITDA was a negative $83 million during the nine months ended September 30, 2008, a decrease of $48 million compared to the same period in 2007. EBITDA for the nine months ended September 30, 2008 was negatively impacted by the $278 million increase in “Other” expense discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
EBITDA	$(82,689)	$(34,995)
Less:
Interest expense (income), net	(37,849)	(2,076)
Income tax provision (benefit), net	15,798	2,633
Depreciation and amortization	193,767	4,391

Net income (loss)	$(254,405)	$(39,943)

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
Income tax (provision) benefit, net. Our income tax provision was $16 million during the nine months ended September 30, 2008, a $13 million increase compared to the same period in 2007. This increase is primarily attributable to the establishment of an $88 million valuation allowance on the deferred tax assets related to unrealized losses on marketable investment securities accounted for at fair value and the impairment of certain marketable and non-marketable investment securities.
Net income (loss). Net loss was $254 million during the nine months ended September 30, 2008, a decrease of $214 million compared to the same period in 2007. The decline was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. Our restricted and unrestricted cash, cash equivalents and current marketable investment securities as of September 30, 2008 totaled $966 million, including $3 million of restricted cash and marketable investment securities, compared to $532 million of cash and marketable investment securities as of December 31, 2007. The $434 million increase in restricted and unrestricted cash, cash equivalents and current marketable investment securities was primarily related to the contribution of approximately $1.0 billion of cash, cash equivalents and marketable investment securities to EchoStar in connection with the Spin-off, offset by the purchase of non-current marketable and non-marketable securities.
As of September 30, 2008, we held approximately $235 million of publicly traded investment securities which are reported as non-current in “Marketable and non-marketable investments securities” on our Condensed Consolidated Balance Sheets. Of this amount, $207 million were previously included in “Marketable investment securities” at December 31, 2007.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $454 million and zero, respectively.
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
The following discussion highlights our free cash flow and cash flow activities during the nine months ended September 30, 2008 compared to the same period in 2007.
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
During the nine months ended September 30, 2008 and 2007, free cash flow was significantly impacted by changes in operating assets and liabilities as shown in the “Net cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows included herein. Operating asset and liability balances can fluctuate significantly from period to period and there can be no assurance that free cash flow will not be negatively impacted by material changes in operating assets and liabilities in future periods, since these changes depend upon, among other things, management’s timing of payments and control of inventory levels, and cash receipts. In

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
addition to fluctuations resulting from changes in operating assets and liabilities, free cash flow can vary significantly from period to period depending upon, among other things, operating efficiencies, increases or decreases in purchases of property and equipment and other factors.
The following table reconciles free cash flow to “Net cash flows from operating activities.”

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Free cash flow	$(113,847)	$(154,352)
Add back:
Purchases of property and equipment	147,268	120,076

Net cash flows from operating activities	$33,421	$(34,276)

The $41 million improvement in free cash flow during the nine months ended September 30, 2008 compared to the same period in 2007 resulted from an increase in “Net cash flows from operating activities” of $68 million, partially offset by an increase in “Purchases of property and equipment” of $27 million. The increase in “Net cash flows from operating activities” was primarily attributable to a $198 million increase in net income, adjusted to exclude non-cash changes in “Realized and unrealized losses (gains) on investments,” “Depreciation and amortization” expense, “Deferred tax expense (benefit),” and the “Impairment of FCC authorizations.” This increase was partially offset by a decline in cash resulting from changes in operating assets and liabilities of $146 million, including a $420 million increase in net receivables from DISH Network and a $37 million decrease in noncurrent assets, partially offset by an increase in accounts payable of $215 million and an increase in accrued expenses of $107 million.
Our improvement in free cash flow, discussed above, is not indicative of future changes in free cash flow. Our 2007 free cash flow does not necessarily reflect what our free cash flow would have been as a separate company during the periods prior to the Spin-off as our operations have historically been dedicated primarily to supporting DISH Network and, prior to 2008, we provided our products and services to DISH Network at cost.
Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our satellite services business, if we make additional investments in new businesses, products and technologies, or if we decide to purchase one or more additional satellites. Conversely, our future capital expenditures are likely to decrease if we are unable to successfully compete in the market for satellite services, or if we do not make material investments in new businesses, products and technology.
Obligations and Future Capital Requirements
Contractual Obligations
Future maturities of our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$927,036	$75,164	$198,207	$124,481	$63,767	$48,961	$47,717	$368,739
Capital lease obligations	349,912	13,818	46,922	47,729	52,463	57,971	63,989	67,020
Operating lease obligations	15,781	1,805	5,657	4,126	1,982	976	788	447
Purchase obligations	1,498,095	1,485,873	8,889	3,333	—	—	—	—
Mortgages and other notes payable	10,056	302	1,923	1,185	852	808	873	4,113

Total	$2,800,880	$1,576,962	$261,598	$180,854	$119,064	$108,716	$113,367	$440,319

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
From time to time we evaluate opportunities for strategic investments or acquisitions that may complement our current services and products, enhance our technical capabilities, improve or sustain our competitive position, or otherwise offer growth opportunities. Future material investments or acquisitions may require that we obtain additional capital, or assume third party debt or other long-term obligations. Also, our board of directors had previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. During the three and nine months ended September 30, 2008, we repurchased 0.6 million shares of our common stock for $15 million. Effective November 6, 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2009, which could require that we raise additional capital to fully execute. There can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms.
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
Interest on Long-Term Debt
As of September 30, 2008, future cash interest payments related to our debt are summarized in the table below.

	Payments due by period
	Total	2008	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Mortgages and notes payable	$3,568	$34	$698	$597	$529	$464	$399	$847
Capital lease obligations	103,525	7,467	27,292	23,342	19,032	14,261	8,981	3,150

Total	$107,093	$7,501	$27,990	$23,939	$19,561	$14,725	$9,380	$3,997

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
As of September 30, 2008, our restricted and unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $966 million. Of that amount, a total of $855 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our restricted and unrestricted cash, cash equivalents and marketable investment securities had an average annual return for the nine months ended September 30, 2008 of 7.4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $8 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. The value of these investments can also be impacted by interest rate fluctuations.
Investments in Debt and Equity Securities
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and VRDNs. VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of September 30, 2008 and December 31, 2007, we held VRDNs with fair values of $454 million and zero, respectively.
Marketable Investment Securities
Included in our marketable investment securities portfolio balance is debt and equity of public companies we hold for strategic and financial purposes. As of September 30, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $111 million. These investments are highly speculative and are concentrated in a small number of companies. We may make additional strategic and financial investments in debt and other equity securities in the future. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately an $11 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
Changes in the fair value of marketable investment securities accounted for at fair value are recognized as unrealized gains and losses on our Condensed Consolidated Statements of Operations. Interest income on fair value method debt investment securities is recorded in “Interest income” on our Condensed Consolidated Statements of Operations. Changes in the fair value of marketable investment securities accounted for as available-for-sale are reported at fair value with the related temporary unrealized gains and losses reported as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax on our Condensed Consolidated Balance Sheets.
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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
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
We also have an investment in non-marketable convertible debt which is included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets. The fair value of this debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly with changes in fair value recorded as unrealized gains and losses on our Condensed Consolidated Statements of Operations. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
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
Current “Marketable Investment Securities”
As of September 30, 2008 and December 31, 2007, we had accumulated unrealized losses of less than $1 million, net of related tax effect, and unrealized gains of $64 million, net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)”. As of September 30, 2008, a full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses.
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, during the nine months ended September 30, 2008 our strategic investments have experienced and continue to experience volatility. If the fair value of our strategic marketable investment securities portfolio, accounted for as available-for-sale, does not remain above cost basis or if we become aware of any market or company-specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record charges to earnings in future periods equal to the amount of the decline in fair value. During October 2008, the value of our current strategic marketable investment securities of $111 million declined in excess of 20%.
Noncurrent “Marketable and Non-Marketable Investment Securities”
We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting. Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the issuer. However, when we believe the fair value method of accounting provides more meaningful information to our investors, we elect the fair value method for certain investments in affiliates whose equity is publicly traded. When we do not have the ability to significantly influence the operating decisions of an issuer, the cost method is used.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
These debt and equity investments are included in “Marketable and non-marketable investment securities” on our Condensed Consolidated Balance Sheets and detailed by accounting method below.

As of
September 30, 2008
(In thousands)
Fair value method *	$275,914
Cost method	28,389
Equity method	16,731

Total	$321,034

*	During the nine months ended September 30, 2008, we recorded $183 million of unrealized losses due to changes in the fair value of certain debt and equity securities, accounted for under the fair value method, on our Condensed Consolidated Statements of Operations.
“Other” income and expense on our Condensed Consolidated Statements of Operations includes other changes in the carrying amount of our current and non-current marketable investment securities and other items as follows:

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Gain on sale of a company which held certain FCC authorizations	$67,624	$—
Impairment on FCC authorizations	(38,720)	—
Gains (losses) on exchanges/sale of marketable investment securities	14,969	1,984
Other than temporary impairments on marketable investment securities	(116,507)	—
Other than temporary impairments on non-marketable investment securities	(10,000)	—
Equity in earnings (losses)	(6,934)	(4,177)
Other	(4,850)	2,975

Total	$(94,418)	$782

Long-term Debt
As of September 30, 2008, we had $308 million of long-term debt, of which $300 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS107”).
Derivative Financial Instruments
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
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company which seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992 (the ‘992 patent), 5,253,275 (the ‘275 patent), 5,550,863 (the ‘863 patent), 6,002,720 (the ‘720 patent) and 6,144,702 (the ‘702 patent).
The patents relate to certain systems and methods for transmission of digital data. During 2004 and 2005, the Court issued Markman rulings which found that the ‘992 and ‘702 patents were not as broad as Acacia had contended, and that certain terms in the ‘702 patent were indefinite. The Court issued additional claim construction rulings on December 14, 2006, March 2, 2007, October 19, 2007, and February 13, 2008. On March 12, 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
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
Datasec
During April 2008, Datasec Corporation (“Datasec”) sued us, DISH Network and DirecTV Corporation in the United States District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,075,969 (the ‘969 patent). The ‘969 patent was issued in 2000 to inventor Bruce Lusignan, and is entitled “Method for Receiving Signals from a Constellation of Satellites in Close Geosynchronous Orbit.” In September 2008, Datasec voluntarily dismissed its case without prejudice.
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

PART II — OTHER INFORMATION — Continued
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent). This patent, which involves satellite reception, was issued in September 2005. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
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
Superguide
During 2000, Superguide Corp. (“Superguide”) filed suit against us. DISH Network, DirecTV, Thomson and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211 (the ‘211 patent), 5,293,357 (the ‘357 patent) and 4,751,578 (the ‘578 patent) which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide sought injunctive and declaratory relief and damages in an unspecified amount. We were indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. In October 2008, a settlement was reached with Superguide which did not impact our results of operations.

PART II — OTHER INFORMATION — Continued
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, will dissolve when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million dollars was released by DISH Network from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. A hearing was held on Tivo’s motion for contempt on September 4, 2008 and we are waiting for a decision from the District Court.
If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs, or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality. We could also have to pay substantial additional damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. Although we believe that we do not infringe under any of the claims asserted against us and DISH Network, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Our operating results may be adversely affected by weakening economic conditions, including the recent downturn in the financial markets.
Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors adversely affecting the global and domestic economy. Unfavorable events in the economy, including a further deterioration in the credit and equity markets, could affect consumer demand for pay-TV services and consequently cause sales of our set-top boxes to DISH Network, Bell ExpressVu and other customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.
In addition, financial markets in the United States have been extremely volatile in recent months. As a result of concerns about the stability of the markets, generally many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers such as us. Furthermore, the recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. These conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
We currently depend on DISH Network for substantially all of our revenue for satellite services and digital broadcast operations and adverse developments in DISH Network’s business, such as the termination of its distribution relationship with AT&T, may also adversely affect us.
DISH Network is currently our primary customer of satellite services and digital broadcast operation services. Because these services are provided pursuant to contracts that generally expire on January 1, 2010, DISH Network will have no obligation to purchase satellite services or digital broadcast operation services from us after that date. Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties after that date, there could be a significant adverse effect on our business, results of operations and financial position.
AT&T’s distribution agreement with DISH Network will terminate on January 31, 2009. DISH Network’s distribution relationship with AT&T has been a substantial contributor to our sales of set-top boxes to DISH Network over the past several years. For the nine months ended September 30, 2008, AT&T’s relationship with DISH Network accounted for approximately 17 percent of DISH Network’s gross subscriber additions. If DISH Network’s gross subscriber additions are adversely affected by the loss of its distribution relationship with AT&T, we may experience a decline in our sales of set-top boxes to DISH Network. Furthermore, DISH Network has in recent quarters experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our set-top boxes to DISH Network may decline.
We have suspended construction of the CMBStar satellite and in future periods may conclude it appropriate to record an impairment charge.
During April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We are currently evaluating potential alternative uses for the CMBStar satellite. If these alternative uses are insufficient to recover the carrying value invested to date in the satellite, we may be required to record an impairment charge in a future period relating to the CMBStar satellite. We currently estimate that this potential

PART II — OTHER INFORMATION — Continued
charge could be as much as $100 million, which would have a material adverse effect on our results of operations and financial position.
We expect to face additional competition in the future from new market entrants, principally located in Asia, that offer low cost set-top boxes.
The set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing. We expect to face additional competition from companies, principally located in Asia, which offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in pricing pressure in the market. If market prices are substantially reduced by such new entrants, our business, financial condition or results of operations could be materially adversely affected. In particular, it may be difficult for us to make profitable sales in international markets where these new competitors are present and in which we have not previously made sales of set-top boxes.
If we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A common stock from July 1, 2008 through September 30, 2008.

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (a)
	(In thousands, except share data)
July 1 — July 31, 2008	—	$—	—	$1,000,000
August 1 — August 31, 2008	—	$—	—	$1,000,000
September 1 — September 30, 2008	551,446	$26.81	551,446	$985,215

Total	551,446		551,446	$985,215

(a)	In November 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008. In September 2008, we repurchased 0.6 million shares of our Class A common stock for $15 million under this plan. Effective November 6, 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2009. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued

Item 6.	EXHIBITS
(a) Exhibits.

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.1☐	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C.

99.2☐	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C.

☐	Filed herewith.

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

Date: November 10, 2008