Form 10-K
period 2008-12-31
EchoStar CORP
filed 2009-03-02
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________.
Commission file number: 001-33807
EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Inverness Circle E.
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 706-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, $0.001 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2008, the aggregate market value of Class A common stock held by non-affiliates of the Registrant was $1.3 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.
As of February 20, 2009, the Registrant’s outstanding common stock consisted of 38,919,198 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:
General Risks Affecting Our Business
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	We currently depend on DISH Network Corporation, or DISH Network, and Bell TV, formerly Bell ExpressVu, for substantially all of our revenue. The loss of, or a significant reduction in orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

•	Adverse developments in DISH Network’s business, such as the recent termination of its distribution relationship with AT&T, may adversely affect us.

•	We currently have substantial unused satellite capacity, and our results of operations would be materially adversely affected if we are not able to utilize more of this capacity.

•	As a result of our Spin-off from DISH Network, our financial statements for prior years do not reflect all the assets and lines of business that are reflected in our 2008 financial statements, potentially making it more difficult to compare growth and other metrics in 2008 with prior periods.

•	Our sales to DISH Network could be terminated or substantially curtailed on short notice which would have a detrimental effect on us.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	We may experience significant financial losses on our existing investments.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.

•	We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

•	If we are unable to properly respond to technological changes, our business could be significantly harmed.

•	We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.
Risks Affecting Our “Digital Set-Top Box” Business
•	We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

i

•	Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and internet protocol television.

•	Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

•	We may be exposed to the risk of inflation which could have a material adverse effect on our results of operations.

•	The average selling price of our digital set-top boxes may decrease, which could negatively impact our financial position and results of operations.

•	Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

•	Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.

•	The digital set-top box business is extremely competitive.

•	We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.

•	Our digital set-top boxes are highly complex and may experience quality or supply problems.

•	If significant numbers of television viewers are unwilling to pay for premium programming packages that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

•	Our reliance on a single supplier or a limited number of suppliers for several key components used in our digital set-top boxes could restrict production and result in higher digital set-top box costs.

•	Our future growth depends on market acceptance of high definition, or HD, television.

•	If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering DVR technology that would in turn put us at a significant disadvantage to our competitors.
Risks Affecting Our “Satellite Services” Business
•	We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•	Our satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.

•	Our satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	Our satellites are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our “Satellite Services” business is subject to risks of adverse government regulation.

•	Our business depends substantially on FCC licenses that can expire or be revoked or modified and applications that may not be granted.

•	We may not be aware of certain foreign government regulations.

•	Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.
Risks Relating to the Spin-Off
•	We have potential conflicts of interest with DISH Network.

ii

Risks Relating to our Common Stock and the Securities Market
•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We are controlled by one principal shareholder who is our Chairman, President and Chief Executive Officer.

•	We do not intend to pay dividends for the foreseeable future.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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

iii

PART I
Item 1. BUSINESS
OVERVIEW
EchoStar is a newly formed company which had not conducted independent operations prior to its separation (“Spin-off”) from DISH Network on January 1, 2008. DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer.
We currently operate two primary business units:
•	“Digital Set-Top Box” Business — which designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology discussed below, primarily for satellite TV service providers, telecommunication and cable companies and directly to consumers via retail outlets. Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada and other international customers. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network. We currently employ over 700 engineers in our “Digital Set-Top Box” business.

•	“Satellite Services” Business — which uses our eight owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.
Our experience with digital set-top boxes and satellite delivery systems enables us to provide end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management. On November 24, 2008, we entered into a joint venture to provide a direct-to-home, or DTH, service in Mexico through several arrangements that provide us with an approximate 24% indirect economic interest in DISH Mexico, S. de R.L. de C.V., or DISH Mexico. In accordance with the terms of the arrangements, we provide certain broadcast services and transponder services and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period. Of the total commitment, approximately $42 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of cash, certain services or equipment. As of December 31, 2008, we had invested approximately $8 million of cash and contributed equipment in DISH Mexico.
We were organized in October 2007 as a corporation under the laws of the State of Nevada. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.” Our principal executive offices are located at 90 Inverness Circle E., Englewood, Colorado 80112 and our telephone number is (303) 706-4000.

BUSINESS STRATEGIES
Expand “Digital Set-Top Box” business to additional customers. Historically, many of our potential customers viewed us as a competitor due to our affiliation with DISH Network. Our separation from DISH Network was intended in part to enhance our opportunities to sell digital set-top boxes to a broader group of pay TV distributors in the United States as well as internationally. There can be no assurance, however, that we will be successful in entering into any of these commercial relationships (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and related management).
Leverage satellite capacity and related infrastructure. Our “Satellite Services” business benefits from excess satellite and fiber capacity. While DISH Network is our primary customer for satellite services, we believe market opportunities exist to lease our capacity to a broader customer base, including providers of pay TV service, satellite-delivered IP, corporate communications and government services.
Offer end-to-end pay TV delivery systems. We intend to leverage our more than 700 engineers to customize infrastructure solutions for a broad base of customers. For example, as recently demonstrated by our DISH Mexico joint venture, we are offering customers end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and network design and management.
Capitalize on change in regulations. Changes in federal law and regulations applicable to the set-box industry may create opportunities for us to expand our business. For instance, the Federal Communications Commission, or FCC, requires cable providers to use removable security modules to provide conditional access security for television content. The FCC intended for this regulation to spur competition in the retail set-top box market, providing an even playing field between leased cable set-top boxes and retail-bought, cable-ready TVs and set-top box equipment. We believe this new regulation may create an opportunity for us to compete on a more level field in the domestic market for cable set-top boxes.
Exploit international opportunities. We believe that direct-to-home satellite service is particularly well-suited for countries without extensive cable infrastructure, and we intend to continue to try to secure new investments and customer relationships with international direct-to-home satellite service providers.
Pursue strategic partnerships, joint ventures and acquisitions. We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.
Act on the set-top box replacement cycle. The broader adoption of high definition television by consumers will require more advanced compression and security technologies within set-top boxes. This may launch a replacement cycle, particularly among direct-to-home and cable providers with substantial bases of legacy equipment, which may create additional market opportunities for us.
Significantly expand our marketing and sales capabilities. Historically, our sales and marketing efforts have been limited in scope and focused on international opportunities because the majority of our products and services were provided to DISH Network pursuant to purchase orders, as opposed to long term contracts. In addition, we historically did not actively seek opportunities with other multi-channel video providers in light of our relationship with DISH Network, which is a competitor to many of these video providers. Therefore, to successfully implement our business strategy, we are significantly expanding our marketing and sales capabilities both domestically and internationally. In particular, we are expanding our marketing and sales capabilities and efforts with domestic pay TV providers other than DISH Network.

“DIGITAL SET-TOP BOX” BUSINESS
Our Products
Digital Set-Top Boxes. Our digital set-top boxes permit consumers to watch, control and record television programming through digital video recorder, or DVR, technology integrated with satellite receivers. Certain of our digital set-top boxes are also capable of incorporating Internet-protocol television, or IPTV, functionality, which allows consumers to download movies, music and other content via the Internet through an Ethernet connection.
As part of the Spin-off from DISH Network, we acquired Sling Media, Inc., a leading innovator in the digital-lifestyle space, to complement our existing product line. Slingbox contains a patented “placeshifting” technology that allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband internet connection.
Our current digital set-top box offerings includes:
•	Slingboxes: From our wholly owned subsidiary, Sling Media, we produce and sell at retail channels a variety of Slingbox products, including the Slingbox, Slingbox PRO HD, SlingCatcher and Slingbox Solo.

•	SlingLoaded HD-DVR digital set-top boxes: These devices combine HD-DVR digital set-top boxes with Sling Media’s Slingbox technology, creating the first high definition digital video recorder that incorporates placeshifting technology into a single device. This placeshifting set-top box has up to 1,000 hours of recording time, incorporates a touch-pad remote control and new user interface, and allows users to increase their DVR storage capacity through the use of external hard drives. This digital set-top box is scheduled to be released in the first half of 2009 for our first customer, DISH Network.

•	Standard-definition (“SD”) basic digital set-top boxes: These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content and make use of a variety of applications. These applications include an on-screen interactive program guide, pay-per-view offerings, the ability to support V-chip type parental control technology, games and shopping.

•	SD-DVR digital set-top boxes: In addition to the functionality of a SD basic digital set-top box, these devices enable subscribers to pause, stop, reverse, fast forward, record and replay live or recorded digital television content using a built-in hard drive capable of storing up to 200 hours of content. They also include the ability to support video-on-demand, or VOD, services.

•	High-Definition (“HD”) digital set-top boxes: These devices enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the functionality of a SD digital set-top box.

•	HD-DVR digital set-top boxes: These devices combine the functionality of HD digital set-top box and a DVR digital set-top box into a single device. In general, our most-advanced HD-DVR digital set-top boxes are capable of storing up to 350 hours of SD, or 55 hours of HD, content, contain IPTV functionality, and allow users to greatly increase their DVR storage capacity through the use of external hard drives.
In addition to digital set-top boxes, we also design and develop related products such as satellite dishes, remote controls, Sling modems, digital-to-analog converter boxes, which will allow consumers to view, record and play back local over-the-air analog and digital broadcasts on analog TV sets, and other devices and accessories.
Digital Broadcast Operations. We operate a number of digital broadcast centers in the United States. Our principal digital broadcast centers are located in Cheyenne, Wyoming, and Gilbert, Arizona. We also have six regional digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers’ satellites. Programming and other data is received at these centers by fiber or satellite, it is then processed, compressed, and encrypted and then it is uplinked to our satellites and our customers’ satellites for transmission to consumers. In addition, we have the capability to aggregate content at our digital broadcast centers and offer transport services for over 300 channels of MPEG-4 IP encapsulated standard-definition and high-definition programming from our satellite located at the 85 degree orbital location. We intend to offer these wholesale programming transport services to telecommunication companies, rural cable operators, local exchange carriers and wireless broadband providers.
Our Customers
Historically, the primary customer of our “Digital Set-Top Box” business has been DISH Network. For the fiscal years ended December 31, 2008, 2007 and 2006, DISH Network accounted for approximately 86.5%, 83.8% and 84.1% of our total revenue, respectively. In addition, Bell TV, a direct-to-home satellite service provider in Canada, accounted for 8.4%, 10.7% and 12.2%, respectively, of our total revenue for the fiscal years ended December 31, 2008, 2007 and 2006. We also currently sell our digital set-top boxes to other international direct-to-home satellite service providers, although these customers do not account for a significant amount of our total revenue.
In the near term, we expect to rely on DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. We have entered into commercial agreements with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network at our cost plus a fixed margin until December 31, 2009. However, DISH Network is under no obligation to purchase our digital set-top boxes or related products during or after this period.
A substantial majority of our international revenue during each of the years ended December 31, 2008, 2007, and 2006, was attributable to sales of digital set-top boxes to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of digital set-top boxes to Bell TV, subject to certain limited exceptions. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings.
Our Competition
As we seek to establish ourselves in the digital set-top box industry as an independent business, we face substantial competition. Many of our primary competitors, such as Motorola, Inc. and Cisco Systems, Inc., which owns Scientific Atlanta, have established longstanding relationships with their customers. Although some of the competitors own the conditional access technology deployed by their customers, the FCC mandated removable security in digital cable systems, which allows us to compete for this type of business. In addition, we may face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours. Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring new technologies to market to keep pace with our competitors.
Our Manufacturers
Although we design, engineer and distribute digital set-top boxes and related products, we are not generally engaged in the manufacturing process. Rather, we outsource the manufacturing of our digital set-top boxes and related products to third party manufacturers who manufacture our products according to specifications supplied by us. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products. Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business. Sanmina-SCI Corporation and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes.
“SATELLITE SERVICES” BUSINESS
We operate six owned and two leased in-orbit satellites. We also have one owned satellite and two leased satellites under construction.
Our transponder capacity is currently used by our customers for a variety of applications:

•	Broadcasting Services. We lease satellite transponder capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming to U.S. households. Our satellites are also used for the transmission of live sporting events, Internet and disaster recovery, and satellite news gathering services.

•	Government Services. We lease satellite capacity and provide technical services to U.S. government agencies and contractors. We believe the U.S. government may increase its use of commercial satellites for Homeland Security, emergency response, continuing education, distance learning, and training.

•	Network Services. We lease satellite transponder capacity and provide terrestrial network services to corporations. These networks are dedicated private networks that allow delivery of video and data services for corporate communications. Our satellites can be used for point-to-point or point to multi-point communications.
Our Customers
We lease transponder capacity on our satellite fleet primarily to DISH Network, but also to a small number of government entities, Internet service providers, broadcast news organizations and private enterprise customers. Currently, due to our limited base of customers, we have a substantial amount of excess capacity. For the year ended December 31, 2008, DISH Network accounted for approximately 89.2% of our total satellite services revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices until December 31, 2009. However, DISH Network may terminate these agreements upon 60 days notice. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including DISH Network’s ability to launch its own satellites. Any termination or reduction in the services we provide to DISH Network may increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our other satellite service sales are generally characterized by shorter-term contracts or spot market sales. Future costs associated with our excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.
Our Competition
We compete against larger, well-established satellite service companies, such as Intelsat Corporation, SES Americom and Telesat Holdings, Inc., in an industry that is characterized by long-term leases and high switching costs. Therefore, it will be difficult to displace customers from their current relationships with our competitors. Intelsat and SES Americom maintain key North American orbital slots which may further limit competition and competitive pricing. In addition, our satellite service business could face significant competition from suppliers of terrestrial communications capacity.
While we believe that there may be opportunities to capture new business as a result of market trends such as the digital transition and the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.
IMPAIRMENTS AND INVESTMENT LOSSES
During the year ended December 31, 2008, we recorded impairment charges and net losses on investments, as follows:

	For the Year Ended
	December 31, 2008
	Pre-Tax	After-Tax
	(In thousands)
Goodwill impairment	$247,253	$247,253
FCC authorization impairment	38,720	33,434
Satellite impairments:
AMC-15	137,955	85,339
AMC-16	79,745	49,331
CMBStar	85,000	52,581
Casualty loss — AMC-14	12,799	7,918
Unrealized gains (losses) on investments accounted for at fair value, net	352,227	352,227
Unrealized and realized gains (losses) on marketable investment securities and other investments	89,795	89,795
Other impairments	11,273	8,678

Total impairments and net losses on investments	$1,054,767	$926,556

Of these amounts, we recorded $772 million, pre-tax, and $654 million after-tax, during the fourth quarter 2008.

Goodwill and Indefinite-Lived Asset Impairments
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. During the fourth quarter of 2008, our market capitalization fell significantly below the carrying amount of our consolidated net assets.
Goodwill Impairment. The fair value of goodwill carried in our “Digital Set-Top Box” reporting unit was determined using a discounted cash flow model. The discounted cash flows were based on probability weighted financial forecasts developed by management. This model used Level 3 inputs as defined in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The implied fair value of goodwill was measured as the difference between the fair value of the “Digital Set-Top Box” reporting unit and the reporting unit’s carrying value.
Based on this assessment, during the fourth quarter of 2008, we recorded a $247 million impairment charge. This impairment was the result of the significant decline in the fair value of our “Digital Set-Top Box” reporting unit caused by the weakening economic conditions and the effect of those conditions on our expected cash flows.
FCC Authorization Impairment. Prior to September 30, 2008, we held certain FCC licenses with an aggregate carrying amount of $43 million in our “All Other” reporting unit, which consists of our other operations, including our corporate investment activities. During the third quarter of 2008, as a result of the weakening domestic economy, we determined that we no longer plan to invest additional amounts to exploit these assets. As a result of this change in the business environment and changes in our business plan for these assets, in the third quarter of 2008, we determined that we had a triggering event related to these FCC licenses. Based on this triggering event we performed an impairment review of these assets using Level 3 inputs, as defined by SFAS 157, in a discounted cash flow model to determine our estimated fair value. Based on this assessment, we recorded an impairment charge of $39 million.
Satellite Impairments
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable.
AMC-15 and AMC-16 Impairments. In connection with the Spin-off, the satellite lease agreements for AMC-15 and AMC-16, two in-orbit satellites with substantial unused satellite capacity, were contributed to us by DISH Network. These assets are part of our “Satellite Services” business. Our business plan contemplated sufficient cash inflows to support the carrying amount of these satellites. However, during the fourth quarter of 2008, due to our inability to successfully generate planned cash inflows from business opportunities, together with a decrease in demand for satellite services as a result of the weakening economy we performed an impairment analysis in accordance with SFAS 144 and determined that the respective undiscounted cash flows would not recover the carrying amount of these satellites. We estimated the fair values of these satellites using a discounted cash flow model based on discrete financial forecasts developed by management. The discounted cash flow models used Level 3 inputs as defined by SFAS 157.
Based on the results of this analysis, the carrying value of AMC-15 and AMC-16 exceeded the fair value by $138 million and $80 million, respectively, and we recorded these amounts as impairment charges during the fourth quarter of 2008.

CMBStar Impairment. In connection with the Spin-off, DISH Network contributed to us, a satellite under construction, CMBStar. We have suspended construction of the CMBStar satellite and during April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. During the second and third quarters of 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse changes in the business climate and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis in accordance with SFAS 144 and determined that the undiscounted cash flows would not recover the carrying amount of this satellite. We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values). The valuation model used Level 3 inputs as defined by SFAS 157.
Based on the results of this analysis, the carrying value of CMBStar exceeded its fair value by $85 million and we recorded an impairment charge. This asset is included in our “All Other” segment.
AMC-14 Casualty Loss. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during the first quarter of 2008 and were attributed to our “Satellite Services” segment. The insurance proceeds were collected during the second quarter of 2008.
Losses on Investments
We disclosed in our 2007 Form 10-K, that we have a number of strategic investments some of which involve a high degree of risk and could expose us to significant financial losses. During 2008, equity and debt markets experienced significant declines in value and the market value of our strategic investments declined as well. During 2008, we recorded $352 million of unrealized losses on investments accounted for at fair value. Of this amount, $170 million was recorded during the fourth quarter 2008.
We also recorded $90 million of net unrealized and realized losses on investments primarily related to other-than-temporary impairments of marketable investments securities. Of this amount, $46 million was recorded during the fourth quarter 2008.
For further discussion of these impairments, please see Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
OTHER BUSINESS OPPORTUNITIES
We intend to evaluate new strategic development opportunities both in the North America, Asia and in other international markets. We also plan to expand our business and support the development of new satellite-delivered services, such as mobile video services. The expertise we obtain through these strategic investments may also help us to improve and expand the services that we provide to our existing customers.
OUR SATELLITE FLEET
Our satellite fleet consists of both owned and leased satellites detailed in the table below.

			Original
		Degree	Useful Life/
	Launch	Orbital	Lease Term
Satellites	Date	Location	(In Years)
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	12
EchoStar VI	July 2000	72.7	12
EchoStar VIII	August 2002	77	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10

Leased:
AMC-15	December 2004	105	10
AMC-16	January 2005	85	10

Under Construction:
CMBStar (owned)	TBD
Nimiq 5 (leased)	Late 2009	72.7	15
QuetzSat-1 (leased)	2011	77	10
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance that future anomalies will not cause further losses, which could further impact the remaining life or commercial operation of any of these satellites. See discussion of evaluation of impairment in “Long-Lived Assets” in Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not carry insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures.
Owned Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS, which provides service to the entire continental United States, at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of past TWTA failures, only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only use EchoStar III to operate on 15 of our FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
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
EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have impacted commercial operation or reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. EchoStar VIII was moved to the 77 degree orbital location during 2008.
EchoStar IX. EchoStar IX was designed to operate 32 fixed satellite service (“FSS”) Ku-band transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2008, EchoStar IX experienced anomalies resulting in the loss of three solar array strings and the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time. These anomalies have not impacted the 12-year estimated useful life or the commercial operation of the satellite.
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.
Leased Satellites
AMC-15. AMC-15, an FSS satellite, commenced commercial operation during January 2005 and currently operates at the 105 degree orbital location. This SES Americom satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.
AMC-16. AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES Americom satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter of 2008, SES Americom notified us that AMC-16 had experienced an anomaly and is no longer capable of operating at full capacity. Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity. Effective October 1, 2008, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $5 million in 2008.
Satellites Under Construction
CMBStar. As previously discussed, we have suspended construction of the CMBStar satellite and recorded an $85 million impairment during the fourth quarter of 2008.
We also have contracts to lease the following two additional satellites currently under construction which are expected to be completed between 2009 and 2011.
Nimiq 5. Bell TV currently has the right to receive service on the entire communications capacity on Nimiq 5, a Canadian DBS satellite, pursuant to an agreement with Telesat Canada. In March 2008, we entered into a fifteen-year satellite service agreement with Bell TV to lease 16 DBS transponders on Nimiq 5. In March 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on all 16 of the DBS transponders that we have leased under our service agreement with Bell TV. Nimiq 5 is expected to be launched in the second half of 2009 and will operate at the 72.7 degree orbital location.
QuetzSat-1. In November 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1, a Mexican DBS satellite. In November 2008, we also entered into a transponder service agreement with DISH Network pursuant to which it will receive service from us on 24 of QuetzSat-1’s DBS transponders. The remaining eight DBS transponders on the QuetzSat-1 satellite are expected to be used by DISH Mexico, an EchoStar joint venture, to provide direct-to-home services in Mexico. QuetzSat-1 is expected to be launched in 2011 and is expected to operate at the 77 degree orbital location.
GOVERNMENT REGULATIONS
We are subject to comprehensive regulation by the FCC for our domestic operations. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”) and certain international governments. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.
The following summary of regulatory developments and legislation in the United States is not intended to describe all present and proposed government regulation and legislation affecting the satellite and digital set-top box equipment markets. Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could change our industry to varying degrees. We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.
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
Overview of Our Satellite Licenses and Authorizations. This overview describes our satellite licenses and authorizations.
Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. Each transponder on our satellites typically exploits one frequency channel. Two of our satellites also include spot-beam technology which enables us to provide services on a local or regional basis, but reduces the number of video channels that could otherwise be offered across the entire United States.
We have U.S. DBS licenses for 30 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States. We are also currently operating on the two unassigned frequencies at the 61.5 degree orbital location under a conditional special temporary authorization. That authority requires periodic renewal. The licensing of those two channels is under FCC review, and also subject to an FCC moratorium on new DBS applications. The FCC has previously found that existing DBS providers will not be eligible for the two unassigned channels at the 61.5 degree orbital location. There is a pending reconsideration petition of that decision.
We also have the FCC authority to provide service at a Mexican DBS orbital slot at the 77 degree orbital location and at a Canadian DBS orbital slot at the 72.7 degree orbital location. In addition, we hold licenses or have entered into agreements to lease capacity on satellites at the following fixed satellite services orbital locations including:
•	500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing service to CONUS, plus 500 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

•	500 MHz of Ku spectrum divided into 24 frequencies at the 105 degree orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus approximately 720 MHz of Ka spectrum capable of providing service into select spot beams; and

•	500 MHz of Ku spectrum divided into 24 frequencies at the 85 degree orbital location, currently capable of providing service to CONUS, plus approximately 720 MHz of Ka spectrum capable of providing service into select spot beams.
We also hold authorizations to construct additional satellites at other orbital locations. Specifically, we hold Ka-band licenses at the 97 and 113 degree orbital locations. More recently, we were granted authority for a “tweener” DBS satellite at the 86.5 degree orbital location. That authorization will be conditioned on final FCC licensing and service rules in the “tweener” proceeding, in which the FCC is examining permitting satellites to operate from orbital locations 4.5 degrees (half of the usual nine degrees) away from traditional DBS satellites. The FCC has also granted authorizations to Spectrum Five for a tweener satellite at the 114.5 degree orbital location.
Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. There can be no assurance that we will develop acceptable plans to meet these deadlines, or that we will be able to utilize these orbital slots.
Duration of our Satellite Licenses. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. The term of each of our DBS licenses is 10 years; satellite services licenses generally are for 15 year terms. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject to possible renewal by the FCC.
Opposition and other Risks to our Licenses. Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending requests to the FCC for extensions, modifications, waivers and approvals of our licenses. In addition, we may not have fully complied with all of the FCC reporting, filing and other requirements in connection with our satellite authorizations. Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.
FCC Rulemaking Affecting our Licenses and Applications. A number of our other applications have been denied or dismissed without prejudice by the FCC, or remain pending. We cannot be sure that the FCC will grant any of our satellite applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations. The FCC has also imposed a bond requirement of up to $3 million for each of our fixed satellite services satellite licenses, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite.
Reverse Band (17/24 GHz BSS) Spectrum. In May 2007, the FCC adopted licensing and service rules for the 17/24 GHz BSS or “reverse band” spectrum, which could create substantial additional capacity for satellite providers. It could also result in additional satellite competition from new entrants. Under FCC rules, we are eligible for up to five orbital locations. Our final application filed during the first quarter 2008 included the following five orbital locations: 110.4 degree west longitude, 107 degree west longitude, 79 degree west longitude, 75 degree west longitude and 61.15 degree west longitude. We cannot predict when, or whether, the FCC will grant our applications. Other applicants selected orbital locations that might limit the utility of this new spectrum for our operations, i.e., splitting the available frequencies at an orbital location with another applicant or applicants. Our ability to take advantage of U.S. spectrum may also be constrained by satellite licensees from other nations that may have international priority over U.S. licensees. The FCC has also imposed a bond requirement of up to $3 million for each Reverse Band satellite, all or part of which would be forfeited by a licensee that does not meet its diligence milestones for a particular satellite.
Interference from Other Services Sharing Satellite Spectrum. The FCC has adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services. The FCC has also authorized the use of terrestrial communication services (“MVDDS”) in the DBS band. MVDDS licenses were auctioned in 2004. Despite regulatory provisions to protect

DBS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.
International Satellite Competition and Interference. As noted above, we have received authority to provide service from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees. DIRECTV and DISH Network L.L.C. have received similar authority. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. For instance, DIRECTV recently obtained FCC authority to provide service to the United States from Canadian DBS orbital slots. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and The Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots. Such operations could cause harmful interference into our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC. The risk of harmful interference will depend upon the final rules adopted in the FCC’s “tweener” proceeding.
The International Telecommunication Union. Our satellites also must conform to ITU requirements and regulations. We have cooperated, and continue to cooperate, with the FCC in the preparation of ITU filings and responses. “Requests for modification” that have been filed by the United States government for our satellites are pending or in various stages of completion. We cannot predict when the ITU will act upon them.
Regulations Applicable to Our “Digital Set-Top Box” Business
FCC Jurisdiction over Set-Top Box Operations. Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements. The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.
Plug and Play. Cable companies were required pursuant to the FCC’s “plug and play” rules to separate the security functionality from their set-top boxes to increase competition and encourage the sale of set-top boxes in the retail market by July 1, 2007. Traditionally, cable service providers sold or leased set-top boxes with integrated security functionality to subscribers. DBS providers are not currently subject to the removable security requirements. The development of a retail market for cable set-top boxes could provide us with an opportunity to expand operations providing set-top box equipment to non-DBS households. The FCC has an open proceeding addressing the need to expand the scope of the cable “plug and play” rules, and the need for all-video provider set-top box solutions. The cable industry and consumer electronics companies have reached a tru2way commercial agreement to resolve many of the outstanding issues in this docket. EchoStar has become a signatory to that agreement with respect to cable set-top boxes. We cannot predict whether the FCC will impose rules on DBS providers that are based on cable “plug and play” rules or the private cable/consumer electronics tru2way commercial arrangement. If the FCC were to extend or expand its separate security rules or the concepts from the tru2way commercial agreement to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted. Specifically, if a retail DBS set-top box market develops capable of accepting removable security modules, we risk reduced sales if competitors produce DBS set-top boxes.
Export Control Regulation
We are required to obtain import and export licenses from the United States government to receive and deliver components of direct-to-home satellite television systems. In addition, the delivery of satellites and the supply of certain related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).
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
We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also be trebled in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 — Legal Proceedings.”
ENVIRONMENTAL REGULATIONS
We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2009 or 2010. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS
For principal geographic area data and transactions with major customers for 2008, 2007 and 2006, see Note 15 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
EMPLOYEES
We have approximately 2,100 employees. In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network. See “Certain Intercompany Agreements — Management Services Agreement and Transition Services Agreement” set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”
WHERE YOU CAN FIND MORE INFORMATION
We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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
We have adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our code of ethics is available on our corporate website at http://www.echostar.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.
EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)
The following sets forth the name, age and position held with EchoStar by each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position

Charles W. Ergen	56	Chairman, President, Chief Executive Officer and Director
R. Stanton Dodge	41	Executive Vice President, General Counsel and Secretary
Bernard L. Han	44	Executive Vice President and Chief Financial Officer
Mark W. Jackson	48	President, EchoStar Technologies L.L.C.
Dean A. Olmstead	53	President, EchoStar Satellite Services
Steven B. Schaver	54	President, EchoStar International Corporation
Charles W. Ergen. Mr. Ergen serves as our Chairman, President and Chief Executive Officer. Mr. Ergen is also the Chairman, President and Chief Executive Officer of DISH Network Corporation, a position that he has held since DISH Network’s formation in 1980. During the past five years he has also held various executive officer and director positions with DISH Network’s subsidiaries.
R. Stanton Dodge. Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and EchoStar and is responsible for all legal and government affairs of DISH Network, EchoStar and their subsidiaries. Mr. Dodge serves as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department.
Bernard L. Han. Mr. Han was named Executive Vice President and Chief Financial Officer of DISH Network in September 2006 and is currently responsible for all accounting, finance and information technology functions of DISH Network and EchoStar. Mr. Han serves as our Executive Vice President and Chief Financial Officer pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off. From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. Prior to October 2002, he held positions as Executive Vice President and Chief Financial Officer and Senior Vice President and Chief Marketing Officer at America West Airlines, Inc.
Mark W. Jackson. Mr. Jackson is currently the President of EchoStar Technologies L.L.C. and oversees all day to day operations of our “Digital Set-Top Box” business. Mr. Jackson served as the President of EchoStar Technologies Corporation from June 2004 through December 2007 and Senior Vice President from April 2000 until June 2004.
Dean A. Olmstead. Mr. Olmstead joined EchoStar as President of EchoStar Satellite Services in January 2008 and is responsible for all aspects of our “Satellite Services” business. From May 2006 until January 2008, Mr. Olmstead served as an advisor to Loral Space & Communications (“Loral”) on strategic and growth opportunities for Loral’s satellite service businesses, which completed a merger with Telesat in October 2007, and he served on Loral’s Board of Directors. From March 2005 to September 2006, he was President of Arrowhead Global Solutions, which was acquired by CapRock Communications in May 2007. From November 2001 to September 2004, Mr. Olmstead was President and CEO of SES Americom and a member of the SES Global Executive Committee, where he led SES’ expansion from Europe to become one of the top global providers of satellite communications.
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
General Risks Affecting Our Business
Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.
Our ability to grow or maintain our business may be adversely affected by weakening economic conditions, including the effect of wavering consumer confidence, rising unemployment, tight credit markets, declines in financial markets and other factors that may adversely affect the digital set-top box business and providers of pay TV services, who are our primary customers. In particular, the continuing economic downturn may result in the following:
•	Decreased Demand. Consumers of pay TV may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay TV providers that include set top box equipment manufactured by us.

•	Increased Pricing Pressure. Increased pricing pressures on pay-TV companies, including DISH Network and Bell TV, our primary customers, may reduce demand for high-end set top boxes on which we earn higher gross margins. Furthermore, pay-TV companies may increasingly look to make purchases from foreign set-top box suppliers primarily located in Asia with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of current economic conditions.

•	Excess Inventories and Satellite Capacity. There is an increased risk of excess and obsolete inventories as a result of possible lower demand for pay-TV services and the resultant lower demand for digital set-top boxes from pay-TV companies. We may also have excess satellite capacity resulting from possible decreased demand for pay-TV services and other services utilizing satellite transmission.

•	Increased Impairment Charges. During 2008 we recorded $613 million in impairment charges related to FCC authorizations, goodwill and certain satellites. A prolonged economic downturn could result in substantial future impairment charges relating to, among other things, satellites, FCC authorizations, and our debt and equity investments.

We currently depend on DISH Network Corporation, or DISH Network, and Bell TV, formerly Bell ExpressVu, for substantially all of our revenue. The loss of, or a significant reduction in orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.
DISH Network accounted for approximately 86.5%, 83.8% and 84.1% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. In addition, Bell TV accounted for approximately 8.4%, 10.7% and 12.2% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Any reduction in sales to DISH Network or Bell TV or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business. In addition, because substantially all of our revenue is tied to DISH Network and Bell TV, our success also depends to a significant degree on the continued success of DISH Network and Bell TV in attracting new subscribers and in marketing programming packages to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition and other advanced technology. Moreover, because our sales to DISH Network are made pursuant to standard purchase orders, DISH Network has no future obligation to purchase digital set-top boxes from us and existing orders may be cancelled or reduced on short notice. Cancellations or reductions of customer orders, which could rise in difficult economic times such as the current economic downturn and are unpredictable, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.
In addition, the timing of orders for digital set-top boxes from these two customers could vary significantly depending on equipment promotions these customers offer to their subscribers, changes in technology, and their use of remanufactured digital set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory. These inventory risks are particularly acute during end product transitions in which a new generation of digital set-top boxes is being deployed and inventory of older generation digital set-top boxes is at a higher risk of obsolescence. This in turn could cause our operating results to fluctuate significantly. Any reduction of customer orders for digital set-top boxes caused by the slowdown of the economy may further accentuate such risks. Furthermore, because of the competitive nature of the digital set-top box business, the limited number of potential new customers and the short-term nature of our purchase orders with DISH Network, we could in the future be required to reduce the average selling-prices of our digital set-top boxes to DISH Network, which in turn would adversely affect our gross margins and profitability. Because DISH Network’s current set-top box inventory is at higher-than-historical levels, we may see fewer orders for digital set-top boxes from DISH Network in the near term.
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
There are a relatively small number of potential new customers for our digital set-top boxes, satellite services and digital broadcast operations, and we expect this customer concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer. If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.
Historically, many of our potential customers have perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and management).

Adverse developments in DISH Network’s business, such as the recent termination of its distribution relationship with AT&T, may adversely affect us.
AT&T’s distribution agreement with DISH Network terminated on January 31, 2009. AT&T has entered into a new distribution relationship with DirecTV. DISH Network’s distribution relationship with AT&T had been a substantial contributor to our sales of digital set-top boxes to DISH Network over the past several years. For the year ended December 31, 2008, DISH Network disclosed in its annual report on Form 10-K that its relationship with AT&T accounted for approximately 17% of its gross subscriber additions for the year. If DISH Network’s gross subscriber additions are adversely affected by the loss of its distribution relationship with AT&T, we may experience a decline in our sales of digital set-top boxes to DISH Network. Furthermore, DISH Network has in recent quarters experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline.
We currently have substantial unused satellite capacity, and our results of operations would be materially adversely affected if we are not able to utilize more of this capacity.
During 2008, we recorded $316 million of impairment charges relating to our AMC-14, AMC-15, AMC-16 and CMBStar satellites. While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. In addition, especially in light of a possible decrease in demand for satellite services as a result of the weakening economy, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity. If we are unable to lease our excess satellite capacity, our margins would be negatively impacted and we may be required to record additional impairments related to our other satellites.
As a result of our Spin-off from DISH Network, our financial statements for prior years do not reflect all the assets and lines of business that are reflected in our 2008 financial statements, potentially making it more difficult to compare growth and other metrics in 2008 with prior periods.
The financial information included in this report for periods prior to the Spin-off does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly-traded company during those periods. This is primarily a result of the following factors:
•	Our profits during the periods prior to the Spin-off do not accurately reflect our operations following the Spin-off as the majority of our operations in the periods prior to the Spin-off were in support of DISH Network and we provided our products and services to DISH Network at cost during those periods. We cannot assure you that we can achieve or sustain profitability, or that we can grow our business profitably or at all.

•	The financial condition and results of operations of our “Satellite Services” business are not reflected in our historical financial information for the periods prior to the Spin-off, because our “Satellite Services” business was operated as an integral part of DISH Network’s subscription television business and did not constitute a “business” in the historical financial statements of DISH Network.

•	Sling Media was acquired shortly before the Spin-off, in October 2007, and it was operated for only a short period by us prior to the effective date of the Spin-off on January 1, 2008.

•	Our financial results prior to the Spin-off reflect allocations of corporate expenses from DISH Network. Those allocations may be different from the comparable expenses we would have incurred had we operated as an independent publicly traded company.

•	Our working capital requirements and capital required for our general corporate purposes were satisfied prior to the Spin-off as part of the corporate-wide cash management policies of DISH Network. Following the Spin-off, DISH Network ceased to provide us with funds to finance our working capital or other cash requirements.

•	There are significant differences between our cost structure, financing and business operations before and after the Spin-off.

Our sales to DISH Network could be terminated or substantially curtailed on short notice which would have a detrimental effect on us.
Because our sales to DISH Network are primarily made pursuant to short-term contracts, DISH Network has no material obligations to continue to purchase our products and services. Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations and financial position.
Furthermore, because there are a relatively small number of potential customers for our products and services, if we lose DISH Network as a customer, it will be difficult for us to replace our historical revenues from DISH Network.
We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.
We may need to raise additional capital in the future to among other things, continue investing in our business, construct and launch new satellites, and to pursue acquisitions and other strategic transactions.
Recent developments in the financial markets such as the scarcity of capital have made it more difficult for borrowers to access capital markets at acceptable terms or at all. The recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In addition, weak market conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by the current adverse credit market. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
We may experience significant financial losses on our existing investments.
We have entered into certain strategic transactions and investments in North America, Asia and elsewhere. These investments involve a high degree of risk and could diminish our ability to fund our stock buyback program and invest capital in our business. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. During 2008, we recognized $174 million of impairments on debt and equity securities. These investments could also expose us to further significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources. In particular, the laws, regulations and practices of certain countries may make it harder for our investments to be successful. If our investments suffer losses, whether or not as a result of the current financial market condition, our financial condition could be materially adversely affected. In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.
We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.
Our future success may depend on opportunities to buy other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may pursue acquisitions, joint ventures or other business combination activities in order to complement or expand our business. In addition, we have entered, and may continue to enter, into strategic transactions and investments in the United States, Asia and elsewhere. Any such transactions that we are able to identify and complete may involve a number of risks, including, but not limited to, the following:
•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	these transactions, which could become substantial over time, involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.
New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders. Commitment of this capital may cause us to defer or suspend any share repurchases or capital expenditures that we otherwise may have made.
We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.
We have made and will continue to make significant investments in research, development, and marketing for new products, services and related technologies, including new digital set-top box designs, as well as entry into new business areas. Investments in new products, services, technologies and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing. We may not achieve revenue or profitability from such investments for a number of years, if at all. Moreover, even if such products, services, technologies and business areas become profitable, their operating margins may be minimal.
We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
We are subject to various legal proceedings and claims which arise in the ordinary course of business. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes on intellectual property held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringing the patent claims. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks of this Annual Report on Form 10-K.
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
Because we are now an independent company, neither DISH Network nor any of its affiliates have any obligation to provide these functions to us other than those services that will be provided by DISH Network pursuant to the services agreement between us and DISH Network. See “Related Party Transactions with DISH Network — Services Agreement” set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” If, once this services agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our profitability may decline. If DISH Network does not continue to perform effectively the services that are called for under the services agreement, we may not be able to operate our business effectively. Although, DISH Network has no obligation to provide us services after expiration of the services agreement, we anticipate continuing to receive services from DISH Network following the initial terms of this agreement, and may enter into a subsequent services agreement if we determine that it is beneficial for us to do so.
If we are unable to properly respond to technological changes, our business could be significantly harmed.
Our businesses change rapidly as new technologies are developed. If we are unable to properly respond to technological developments, our existing products may become obsolete and demand for our products may decline. For example, if changes in technology allow digital television subscribers to use devices such as personal computers, cable ready televisions or network based digital video recording services in place of set-top boxes, our customers may not need to purchase our digital set-top boxes to provide their digital television subscribers with digital video recording and other digital set-top box features. Our competitors may also introduce technologies that compete favorably with our digital set-top boxes or that cause our digital set-top boxes to no longer be of significant benefit to our customers.
We and our suppliers may not be able to keep pace with technological developments. If we fail to timely introduce products and services with superior technologies, if the new technologies developed by us or our partners fail to achieve sustained acceptance in the marketplace or become obsolete, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, we could suffer a material adverse effect on our future competitive position that could in turn decrease our revenues and earnings. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.
Our response to technological development depends, to a significant degree, on the work by technically skilled employees. Competition for the services of such employees is intense. Although we have strived to attract and retain these employees, we may not succeed in this respect. If we are unable to attract and retain technically skilled employees, we may not be able to properly respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.
We rely on key personnel and the loss of their services or the inability to attract and retain them may negatively affect our businesses.
We believe that our future success will depend to a significant extent upon the performance of Charles W. Ergen, our Chairman, President and Chief Executive Officer and certain other executives. Mr. Ergen and certain of these executives will also continue to devote significant time to their employment at DISH Network. The loss of Mr. Ergen or of certain other key executives or their ability to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives have certain agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.
Risks Affecting Our “Digital Set-Top Box” Business
We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.
Our historical revenues consist primarily of sales of our digital set-top boxes. In addition, we currently derive, and expect to continue to derive in the near term, nearly all of our revenue from sales of our digital set-top boxes to DISH Network and Bell TV. If the current economic downturn persists, demand for digital set-top boxes from our two significant customers could decrease and, consequently, our revenue and profitability could be adversely affected.
Furthermore, continued market acceptance of our digital set-top boxes is critical to our future success. If we are not able to expand sales of our digital set-top boxes to other providers of digital television, including cable operators, which is harder to accomplish in an economic slowdown, our growth prospects will be limited, and our revenues will be substantially impacted if sales of our digital set-top boxes to providers of satellite-delivered digital television decline.
Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and internet protocol television.
Our existing customers are direct-to-home satellite video providers, which compete with cable television operators and terrestrial broadcasters for the same pool of viewers. As technologies develop, other means of delivering information and entertainment to television viewers are evolving. For example, some telecommunications companies, such as AT&T and Verizon Communications, are seeking to compete with terrestrial broadcasters, cable television network operators and direct-to-home satellite services by offering internet protocol television, which allows telecommunications companies to stream television programs through telephone lines or fiber optic lines. These telecommunications companies are upgrading their older copper wire telephone lines with high-bandwidth fiber optic lines in larger markets. These fiber lines provide significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content. In addition, cable operators are increasingly offering on-demand television services to compete against the programming packages offered by direct-to-home satellite video providers. To the extent that the terrestrial broadcasters, telecommunications companies and cable television network operators compete successfully against direct-to-home satellite services for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected. As a result, demand for our satellite television digital set-top boxes could decline and we may not be able to sustain our current revenue levels.
Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.
Our products were initially designed for, and have been deployed mostly by, providers of satellite-delivered digital television. To date, we have not made any significant sales of our digital set-top boxes to cable operators. In addition, the cable set-top box market is highly competitive and we expect competition to intensify in the future. In particular, we believe that most cable set-top boxes are sold by a small number of well entrenched competitors who have long-standing relationships with cable operators. This competition may make it more difficult for us to sell cable set-top boxes, and may result in pricing pressure, low profit margins, high sales and marketing expenses and limited market share, any of which could, to a certain extent, adversely affect our business, operating results and financial condition.
We may be exposed to the risk of inflation which could have a material adverse effect on our results of operations.
The substantial majority of our revenues are derived from the sale of digital set-top boxes. A significant portion of the production costs of digital set-top boxes relate to the purchase of electronic components, the costs of which have historically fallen over time. To the extent that component pricing does not decline or is impacted by inflation, we may not be able to pass on the impact of increasing raw materials prices or labor and other costs, to our customers, and we may not be able to operate profitably. For example, we recently entered into a digital set-top box contract extension with Bell TV under which we supply digital set-top boxes to Bell TV at fixed prices over the duration of the contract. Under this fixed-price arrangement, we bear any risk of inflation because we could not pass increasing costs on to Bell TV.
The average selling price of our digital set-top boxes may decrease, which could negatively impact our financial position and results of operations.
It is possible that our ability to increase the average selling prices of our digital set-top boxes will be limited and that prices may decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our business and results of operations.

Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.
Our commercial success in selling our digital set-top boxes to cable television operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes. In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the cable television operator with its set-top boxes. We cannot assure you that we will able to obtain required licenses on commercially favorable terms, if at all. If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable television operators. Our failure to obtain a license to any technology that we may require to develop or commercialize our digital set-top boxes with cable television operators will significantly and negatively affect our business.
Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.
We believe that in order to grow our digital set-top box revenue and business and to build a large customer base, we must increase sales of our digital set-top boxes in international markets. We have limited experience selling our digital set-top boxes internationally. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets. In addition, we may be subject to greater risks than our competitors as a result of such international expansion. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our products or services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of the United States, it may be difficult for us to enforce our rights against them. Furthermore, we may be subject to currency risks with respect to payments from our international customers and our international customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.
If we do not succeed in our efforts to sell to these target markets and customers and deal with these challenges in our international operations, the size of our total addressable market may be limited. This, in turn, would harm our ability to grow our customer base and revenue.
The digital set-top box business is extremely competitive.
Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the United States for many years. These competitors include companies such as Motorola, Cisco Systems, which owns Scientific Atlanta, and Pace. In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products. We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes. As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business. We also face competition from set-top boxes that have been internally developed by digital video providers. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.
We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.
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
Our digital set-top boxes are highly complex and may experience quality or supply problems.
Our digital set-top boxes are highly complex and can have defects in design, manufacture or associated software. Set-top boxes often contain “bugs” that can unexpectedly interfere with their operation. Defects may also occur in components and products that we purchase from third-parties. There can be no assurance that we will be able to detect and fix all defects in the digital set-top boxes that we sell. We could incur significant expenses, lost revenue, and harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.
If significant numbers of television viewers are unwilling to pay for premium programming packages that utilize digital set-top boxes, we may not be able to sustain our current revenue level.
We are substantially dependent upon the ability of our customers to promote the delivery of premium programming packages that utilize technology incorporated into our digital set-top boxes, such as HD technology and IPTV, to generate future revenues.
However, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings. If our customers are unable to develop compelling reasons for their subscribers to continue to purchase our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenues. This risk is exacerbated by the weakening economic condition under which consumers become more cost-sensitive in their discretionary spending.
Our reliance on a single supplier or a limited number of suppliers for several key components used in our digital set-top boxes could restrict production and result in higher digital set-top box costs.
We obtain many components for our digital set-top boxes from a single supplier or a limited group of suppliers. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our digital set-top boxes on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduce revenues and income.
We generally maintain low inventory levels and do not make binding long-term commitments to suppliers. As a result, it may be difficult in the future to obtain components required for our products or to increase the volume of components if demand for our products increases.
The current economic downturn and tightened credit markets may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our future growth depends on market acceptance of HDTV.
Future demand for our digital set-top boxes will depend significantly on the growing market acceptance of high definition television, or HDTV. The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming. If the introduction or adoption of HDTV or the deployment of HDTV is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.
If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering DVR technology that would in turn put us at a significant disadvantage to our competitors.
During 2008, Tivo filed a motion for contempt alleging that our next-generation DVRs continue to infringe a patent held by Tivo. If we are unsuccessful in defending against Tivo’s motion for contempt or any subsequent claim that our alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs or could be required to modify or eliminate certain user-friendly DVR features that we currently offer to consumers. In that event we would be at a significant disadvantage to our competitors who could offer this functionality and, while we would attempt to provide that functionality through other manufacturers, the adverse affect on our business could be material. To the extent that DISH Network does not indemnify us, we could also be required to pay substantial additional damages.
Risks Affecting Our “Satellite Services” Business
We currently face competition from established competitors in the satellite service business and may face competition from others in the future.
In our “Satellite Services” business, we compete against larger, well-established satellite service companies, such as Intelsat, SES Americom and Telesat Holdings. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high switching costs for customers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance. Our “Satellite Services” business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.
Our satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.
Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers’ errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.
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
Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites is 12 years. We can provide no assurance, however, as to the actual useful lives of the satellites.
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
Our satellites are subject to risks related to launch that could limit our ability to utilize these satellites.
Satellite launches are subject to significant risks, including delays, launch failure, or incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Such significant delays could materially and adversely affect our ability to generate revenues. If we decide not to procure launch insurance, or we decide to procure launch insurance but we are unable to do so or are unable to obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities. In addition, the occurrence of launch failures whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.
Our “Satellite Services” business is subject to risks of adverse government regulation.
Our “Satellite Services” business is subject to varying degrees of regulation in the United States by the FCC, and other entities, and in foreign countries by similar entities. These regulations are subject to the political process and have been in constant flux over the past decade. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in programming companies. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

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
We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites. Because regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.
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
We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.
Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and do not use commercial insurance to mitigate the potential financial impact of in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of satellite failure. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

Risks Relating to the Spin-Off
We have potential conflicts of interest with DISH Network.
Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. We continue to have significant overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. Certain of our executive officers, including Charles W. Ergen, our Chairman, President and Chief Executive Officer, also serve as executive officers of DISH Network. Three of these individuals provide us services pursuant to a management services agreement we entered into with DISH Network. Our board of directors includes persons who are members of the board of directors of DISH Network, including Mr. Ergen, who serves as the Chairman of DISH Network and us. The executive officers and the members of our board of directors who overlap with DISH Network have fiduciary duties to DISH Network’s shareholders. Pursuant to the management services agreement, three of these officers are paid by DISH Network even if their duties include work for EchoStar. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 42.0% of the total equity and controls approximately 58.0% of the voting power of DISH Network. Mr. Ergen’s beneficial ownership of DISH Network excludes 88,496,990 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.0% of our total equity securities and possess approximately 34.0% of the total voting power of DISH Network. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•	Intercompany agreements related to the Spin-off. We entered into agreements with DISH Network pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses. We also entered into certain commercial agreements with DISH Network pursuant to which we are, among other things, obligated to sell at specified prices, digital set-top boxes and related equipment to DISH Network. The terms of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network do not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

•	Future intercompany transactions. In the future, DISH Network or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•	Business opportunities. DISH Network retains its interests in various U.S. and international companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.
We do not have any agreements with DISH Network that restrict us from selling our products to competitors of DISH Network, nor do we have any agreement that prevents DISH Network from purchasing products from our competitors. We also do not have any agreements with DISH Network that would prevent us from competing with each other.
In addition, the corporate opportunity policy set forth in our articles of incorporation addresses potential conflicts of interest for officers and directors of DISH Network who are also officers or directors of us. This policy could restrict our ability to take advantage of certain corporate opportunities.
Risks Relating to our Common Stock and the Securities Market
We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
We periodically evaluate and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2008, if in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.
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
In addition, pursuant to our certificate of incorporation we have a significant amount of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
We are controlled by one principal shareholder who is our Chairman, President and Chief Executive Officer.
Charles W. Ergen, our Chairman, President and Chief Executive Officer, beneficially owns approximately 53.0% of our total equity securities and possesses approximately 87.0% of the total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our shareholders. As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen also beneficially owns approximately 42.0% of the total equity and 58.0% of the total voting power of DISH Network and continues to be the Chairman, President and Chief Executive Officer of DISH Network, which directly and through its subsidiaries continues to be our largest customer, accounting for a substantial majority of our revenues. Mr. Ergen’s beneficial ownership of DISH Network excludes 88,496,990 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.0% of our total equity securities and possess approximately 34.0% of the total voting power.
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
We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table sets forth certain information concerning our principal properties related to our “Digital Set-Top Box” business (“STB”) and our “Satellite Services” business (“ESS”). We operate various facilities in the United States and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

	Segment(s)	Approximate
	Using	Square
Description/Use/Location	Property	Footage	Owned	Leased

Corporate headquarters, engineering offices and service center, Englewood, Colorado	STB/Other	144,000	X
Administrative offices, Englewood, Colorado	All	61,000	X
Engineering offices, Englewood, Colorado	STB	63,000	X
EchoStar Data Networks engineering offices, Atlanta, Georgia	STB	50,000		X
Digital broadcast operations center, Cheyenne, Wyoming	STB/ESS	153,000	X
Digital broadcast operations center, Gilbert, Arizona	STB/ESS	124,000	X
Regional digital broadcast operations center, Monee, Illinois	STB	37,000	X
Regional digital broadcast operations center, New Braunfels, Texas	STB	26,000	X
Regional digital broadcast operations center, Quicksburg, Virginia	STB/ESS	26,000	X
Regional digital broadcast operations center, Spokane, Washington	STB/ESS	26,000	X
Regional digital broadcast operations center, Black Hawk, South Dakota	STB	10,000	X
Regional digital broadcast operations center, Orange, New Jersey	STB	7,500	X
Micro digital broadcast operations center, Atlanta, Georgia	STB	1,500		X
Micro digital broadcast operations center, St. Louis, Missouri	STB	1,600		X
Micro digital broadcast operations center, Jackson, Mississippi	STB	1,600		X
Spacecraft autotrack operations center, Baker, Montana	ESS	150		X
Engineering offices and warehouse, Almelo, The Netherlands	STB	55,000	X
Engineering offices, Steeton, England	STB	43,000	X
Sling corporate headquarters and data center, San Francisco, California	STB	24,000		X
Sling sales office, New York, New York	STB	14,500		X
Engineering office, Ukraine	STB	1,000		X
Under the terms of the Spin-off, we lease portions of certain of our owned facilities to DISH Network. See “Related Party Transactions with DISH Network — Real Estate Lease Agreements” set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” Also, see further discussion under “Item 1. Business — “Satellite Services” Business — Our Customers” in this Annual Report on Form 10-K.

Item 3. LEGAL PROCEEDINGS
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off. Therefore, we have been indemnified by DISH Network for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
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
In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released by DISH Network from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.
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
No items were submitted to a vote of security holders during the fourth quarter of 2008.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.” The high and low closing sale prices of our Class A common stock during 2008 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below. Prior to 2008, our Class A common stock was not publicly traded.

2008	High	Low
First Quarter	$40.16	$28.27
Second Quarter	38.09	28.29
Third Quarter	33.88	24.10
Fourth Quarter	23.67	13.04
As of February 20, 2009, there were approximately 11,137 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 20, 2009, 44,987,642 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, President and Chief Executive Officer and the remaining 2,699,397 were held in a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.
Dividends. We currently do not intend to declare dividends on our common stock. Payment of any future dividends will depend upon our earnings, capital requirements and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our Class A common stock from July 1, 2008 through December 31, 2008.

			Total Number of	Maximum Approximate
	Total		Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (a)
	(In thousands, except share data)
July 1 - August 31, 2008	—	$—	—	$1,000,000
September 1 - September 30, 2008	551,446	$26.81	551,446	$985,215
October 1, 2008 - October 31, 2008	1,111,748	$21.02	1,111,748	$961,841
November 2008 (b)	—	—	—	$500,000
November 1, 2008 - November 30, 2008	873,387	$16.45	873,387	$485,634
December 1 - December 31, 2008	1,081,915	$14.34	1,081,915	$470,114

Total	3,618,496		3,618,496	$470,114

(a)	During the period from July 1, 2008 through December 31, 2008 all purchases were made pursuant to the program discussed below in open market transactions.

(b)	In November 2007, our Board of Directors authorized the purchase of up to $1.0 billion of our Class A common stock during 2008. Effective November 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of the shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA
The accompanying consolidated financial statements for 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
Within this report, we have included both “combined” financial statements prior to the Spin-off and “consolidated” financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as “consolidated.”
After Spin-off — Principles of Consolidation. The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the “Digital Set-Top Box” business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.
Prior to Spin-off — Principles of Consolidation. The financial statements in this annual report for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the “Digital Set-Top Box” business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had EchoStar been a stand-alone entity during the periods presented and do not reflect EchoStar’s combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.
The financial data for the three years ended December 31, 2007 has been derived from our audited financial statements for the corresponding periods. Data for the year ended December 31, 2004 has been derived from unaudited information. The data should be read in conjunction with our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.
The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.

	For the Years Ended December 31,
Statements of Operations Data:	2008	2007		2006		2005		2004
	(In thousands)
Revenue	$2,150,520	$1,544,065		$1,525,320		$1,513,691		$1,720,091
Total costs and expenses	2,791,114	1,630,444		1,562,767		1,546,755		1,760,714

Operating income (loss)	$(640,594)	$(86,379)		$(37,447)		$(33,064)		$(40,623)

Net income (loss)	$(944,001)	$(85,300)		$(34,162)		$(44,940)		$(43,237)

Weighted-average shares outstanding:
Basic and diluted	89,324	89,712		89,712		89,712		89,712

Earnings (loss) per share:
Basic and diluted	$(10.57)	$(0.95	)(1)	$(0.38	)(1)	$(0.50	)(1)	$(0.48	)(1)

(1)	For all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

	As of December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
					(Unaudited)
	(In thousands)
Cash, cash equivalents and marketable securities	$828,661	$532,267	$323,576	$106,109	$143,437
Total assets	$2,903,986	$1,260,910	$517,821	$229,392	$277,843
Capital lease obligations, mortgages and other notes payable, including current portion	$346,439	$3,709	$—	$495	$647
Total stockholders’ equity (deficit)	$2,225,773	$1,207,518	$502,283	$217,132	$258,452

	For the Years Ended December 31,
Cash Flow Data:	2008	2007	2006	2005	2004
					(Unaudited)
	(In thousands)
Net cash flows from:
Operating activities	$113,171	$(88,109)	$(36,374)	$(14,193)	$(78,916)
Investing activities	$(564,865)	$(500,767)	$(54,781)	$(16,700)	$(5,619)
Financing activities	$435,079	$600,337	$104,534	$39,782	$69,715

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
EXECUTIVE SUMMARY
Overview
Effective January 1, 2008, DISH Network Corporation (“DISH Network”) completed its distribution to us (the “Spin-off”) of its set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. We currently operate two primary business units: (i) our “Digital Set-Top Box” business, and (ii) our “Satellite Services” business.
“Digital Set-Top Box” Business
Our “Digital Set-Top Box” business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology discussed below, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada and other international customers. As part of the Spin-off from DISH Network, we acquired Sling Media, Inc., a leading innovator in the digital-lifestyle space, to complement our existing product line. Slingbox contains a patented “placeshifting” technology that allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband internet connection.
Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.
We believe opportunities exist to expand our business by selling equipment and services in both the U.S. and international markets. As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we can provide end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.
On November 24, 2008, we entered into a joint venture for direct-to-home, or DTH, service in Mexico through several arrangements that provide us an approximate 24% indirect economic interest in DISH Mexico, S. de R.L. de C.V., or DISH Mexico. In accordance with the terms of the arrangements, we provide certain broadcast services and transponder services and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period. Of the total commitment, approximately $42 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of cash, certain services or equipment. As of December 31, 2008, we had invested approximately $8 million of cash and contributed equipment in DISH Mexico.
Dependence on DISH Network. We currently depend on DISH Network for a substantial portion of the revenue for our “Digital Set-Top Box” business and we expect that for the foreseeable future DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business. In addition, because a number of potential new customers for our “Digital Set-Top Box” business is small and may be limited by our common ownership and related management with DISH Network, our current customer concentration is likely to continue for the foreseeable future.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Changes in DISH Network subscriber growth could have a material adverse affect on our digital set-top box sales. In particular, weaknesses in the economy and other factors adversely affecting DISH Network, such as the decision by AT&T to terminate its distribution agreement with DISH Network effective January 31, 2009, may have an adverse impact on us. According to DISH Network’s Form 10-K for the year ended December 31, 2008, its relationship with AT&T accounted for approximately 17% of DISH Network’s gross subscriber additions. If DISH Network’s gross subscriber additions are adversely affected by the loss of its distribution relationship with AT&T, we may experience a decline in our sales of digital set-top boxes to DISH Network. Furthermore, DISH Network has in recent quarters experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline. Because DISH Network’s current digital set-top box inventory is at higher-than-historical levels, we may see fewer orders for digital set-top boxes from DISH Network in the near term.
The impact to us of declining DISH Network subscriber growth may be offset over the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition (“HD”) receivers, digital video recorders (“DVRs”) and HD DVRs, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology or Slingbox placeshifting technology. However, there can be no assurance that any of these factors will mitigate declining subscriber growth at DISH Network. In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that DISH Network will continue to purchase products and services from us in the future.
We may experience significant pressure on margins we earn on the sale of digital set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to current economic conditions, advancements in the technology and functionality of digital set-top boxes and other equipment. The margins we earn on sales are determined largely through periodic negotiations that could result in pricing reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.
Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us. Many of these customers may continue to view us as a competitor as a result of common ownership and related management with DISH Network. If we do not develop relationships with new customers, we may not be able to expand our customer base and our ability to increase or even maintain our revenue will be impacted.
Additional Challenges for our “Digital Set-Top Box” Business. We believe that our best opportunities for developing potential new customers for our “Digital Set-Top Box” business over the near term lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods. However, there can be no assurance that we will be able to sustain or grow our international business. In particular, we have noticed an increase in new market entrants, primarily located in Asia, that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in pricing pressure in international markets that we hope to enter. If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.
Furthermore, if we do not continue to distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against new low cost market entrants that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects would be diminished.
The current economic downturn and tightened credit markets may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes. The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs in order to maintain the margins we earn on digital set-top boxes and the profitability of our “Digital Set-Top Box” business.
“Satellite Services” Business
Our satellite services segment consists principally of transponder leasing provided primarily to DISH Network, and secondarily to government entities, internet service providers, broadcast news organizations and private enterprise customers. We began operating the “Satellite Services” business following the completion of the Spin-off using our owned and leased in-orbit satellites, multiple digital broadcast centers and other transmission assets. We are also pursuing expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties. We believe that there may be opportunities to capture new business as a result of market trends such as the digital transition and the increased communications demands of homeland security initiatives. However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.
Dependence on DISH Network. We currently depend on DISH Network for a substantial portion of the revenue for our “Satellite Services” business. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.
While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of additional satellites. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.
In addition, because the number of potential new customers for our “Satellite Services” business is small and may be limited by our relationship with DISH Network, our current customer concentration is likely to continue for the foreseeable future. Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us. Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.
Additional Challenges for our “Satellite Services” Business. Our ability to expand revenues in the “Satellite Services” business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long term contracts with customers. As a result, in order to grow our “Satellite Services” business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services. However, there can be no assurance that we would be able to develop successful alternative services or the sales and marketing expertise necessary to sell these services profitably.
Adverse Economic Conditions
Our ability to grow or maintain our business may be adversely affected by weakening global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate. Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Furthermore, unfavorable events in the economy, including a continuation or further deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.
Impairments and Investment Losses
Following periodic assessments of the carrying value of our tangible and intangible assets, we recorded impairments of our AMC-14, AMC-15, AMC-16 and CMBStar satellites, certain FCC licenses, the fair value of goodwill carried in our “Digital Set-Top Box” business and certain marketable investment securities.
Satellites
AMC-15 and AMC-16 Impairments. In connection with the Spin-off, we assumed satellite lease agreements for AMC-15 and AMC-16, two in-orbit satellites with substantial unused satellite capacity. These assets are part of our “Satellite Services” business. Notwithstanding that as indicated in our 2007 Form 10-K, these satellites had substantial unused capacity, our initial business plan contemplated that we would generate cash inflows sufficient to support their carrying values. However, due to fewer opportunities for profitable alternative uses of the satellite capacity and lower demand for satellite services due to the weakening economy, we determined that an impairment triggering event had occurred. Our 2007 Form 10-K indicated that, because of the substantial unused capacity, a significant risk existed that we could record impairment charges of up to $250 million. Based on the results of our impairment analysis, we recorded impairment charges of aggregating $218 million with respect to these satellites, although we continue to explore opportunities to generate revenues from these assets.
CMBStar Impairment. In connection with the Spin-off, DISH Network contributed to us a satellite under construction, CMBStar. In April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. We had disclosed in our Quarterly Report for the three months ended March 31, 2008, that the suspension of construction of the CMBStar satellite could result in an impairment charge. During the second and third quarters of 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse change in the business climate and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis in accordance with SFAS 144 and determined that the undiscounted cash flows would not recover the carrying amount of this satellite. We had previously disclosed that the suspension of construction of the CMBStar satellite could result in an impairment charge of up to $100 million. Based on the results of our impairment analysis, we recorded an impairment charge of $85 million with respect to CMBStar. We will continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and shifting its proposed orbital location in a manner that would be more cost effective than designing and constructing a new satellite.
Digital Set Top Business Goodwill Impairment. The estimated fair value of our reporting units were based on discounted cash flow models derived from internal forecasts. Goodwill carried in our “Digital Set-Top Box” business, primarily related to our 2007 acquisition of Sling Media. Assessment of goodwill requires that we consider, among other factors, the fair value of our net assets as compared to our current equity market capitalization. In the fourth quarter, our stock price was negatively impacted by, among other things, the deteriorating macroeconomic environment and market liquidity and our common stock has traded at a discount to our book value, which is an indication of a possible goodwill impairment. As a result of our impairment analysis, we recorded a goodwill impairment charge of $247 million. As we indicated in our 2007 Form 10-K, our financial results would suffer significantly if we are unable to develop new markets for our set-top boxes. Notwithstanding the goodwill impairment, we are continuing to capitalize on the Sling’s “placeshifting” technology that allows consumers to watch and control their Pay TV content via a broadband internet connection, and we intend to integrate this technology into our next generation of digital set-top boxes.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Losses on Investments
We disclosed in our 2007 Form 10-K, that we have a number of strategic investments some of which involve a high degree of risk and could expose us to significant financial losses. During 2008, equity and debt markets experienced significant declines in value and the market value of our strategic investments declined as well. During 2008, we recorded $352 million of unrealized losses on investments accounted for at fair value. Of this amount, $170 million was recorded during the fourth quarter 2008.
We also recorded $90 million of net unrealized and realized losses on investments primarily related to other-than-temporary impairments of marketable investments securities. Of this amount, $46 million was recorded during the fourth quarter 2008.
Other Risks
Our profitability is also affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as other expenses that we incur as a separate publicly-traded company. These costs are associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions. As we expand internationally, we may also incur additional costs to conform our digital set-top boxes to comply with local laws or local specifications and to ship our digital set-top boxes to our international customers.
Basis of Presentation
Within this report, we have included both “combined” financial statements prior to the Spin-off and “consolidated” financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as “consolidated.”
After Spin-off — Principles of Consolidation. The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the “Digital Set-Top Box” business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.
Prior to Spin-off — Principles of Combination. The financial statements in this Annual Report on Form 10-K for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the “Digital Set-Top Box” business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had EchoStar been a stand-alone entity during the periods presented and do not reflect EchoStar’s combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.
Our historical statements of operations include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology. In certain cases, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to us by DISH Network were allocated to us based on the relative percentages, as compared to DISH Network’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to transition services agreements we entered into with DISH Network prior to the Spin-off, DISH Network has continued to provide us with certain of these services at prices agreed upon by DISH Network and us for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network’s cost, which is believed to be fair value pricing.
Acquisition of Sling Media, Inc. Our financial statements reflect the financial position, results of operations and cash flows of Sling Media, Inc. (“Sling Media”) from the acquisition date of October 19, 2007.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Explanation of Key Metrics and Other Items.
Equipment sales — DISH Network. “Equipment sales — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.
Equipment sales — other. “Equipment sales — other” primarily includes sales of digital set-top boxes and related components to Bell TV and other international customers, including sales of Slingboxes and related hardware products.
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
Satellite and other services — other. “Satellite and other services — other” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV and other international customers, including costs associated with Slingboxes and related hardware products.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services and facilities rental revenue.
Research and development expenses. “Research and development expenses” consist primarily of costs associated with the design and development of our digital set-top boxes, Slingboxes and related components, including among other things, salaries and consulting fees.
Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administration provided by DISH Network and other third parties.
Impairments of goodwill, indefinite-lived and long-lived assets. “Impairments of goodwill, indefinite-lived and long-lived assets” consists primarily of impairments of goodwill, FCC authorizations and satellites. See “Business — Asset Impairments” of this Annual Report on Form 10-K.
Interest expense. “Interest expense” primarily includes interest expense associated with our capital lease obligations.
Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” consists primarily of gains and losses realized on the sale or exchange of investments and “other-than-temporary” impairments of marketable and other investment securities.
Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) of investments accounted for at fair value, net” consists of unrealized gains and losses from changes in fair value of marketable and other strategic investments accounted for at fair value.
“Other” income (expense), net. The main component of “Other” income and expense is equity in earnings and losses of our affiliates.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

	For the Years Ended
	December 31,		Variance
	2008	2007	Amount	%
	(In thousands)
Revenue:
Equipment sales — DISH Network	$1,491,556	$1,280,296	$211,260	16.5
Equipment sales — other	246,655	247,213	(558)	(0.2)
Satellite services, digital broadcast operations and other services — DISH Network	367,890	13,677	354,213	NM
Satellite and other services — other	44,419	2,879	41,540	NM

Total revenue	2,150,520	1,544,065	606,455	39.3

Costs and Expenses:
Cost of sales — equipment	1,494,641	1,437,712	56,929	4.0
% of Total equipment sales	86.0%	94.1%
Satellite services, digital broadcast operations and other cost of sales	220,817	16,272	204,545	NM
% of Total satellite services, digital broadcast operations and other services	53.6%	98.3%
Research and development expenses	40,275	66,320	(26,045)	(39.3)
% of Total revenue	1.9%	4.3%
Selling, general and administrative expenses	158,439	100,435	58,004	57.8
% of Total revenue	7.4%	6.5%
Depreciation and amortization	264,197	9,705	254,492	NM
Impairments of goodwill, indefinite-lived and long-lived assets	612,745	—	612,745	NM

Total costs and expenses	2,791,114	1,630,444	1,160,670	71.2

Operating income (loss)	(640,594)	(86,379)	(554,215)	NM

Other Income (Expense):
Interest income	83,114	10,459	72,655	NM
Interest expense, net of amounts capitalized	(31,909)	(796)	(31,113)	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	(89,795)	3,071	(92,866)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	(352,227)	—	(352,227)	NM
Other, net	(9,270)	(9,550)	280	NM

Total other income (expense)	(400,087)	3,184	(403,271)	NM

Income (loss) before income taxes	(1,040,681)	(83,195)	(957,486)	NM
Income tax (provision) benefit, net	96,680	(2,105)	98,785	NM
Effective tax rate	9.3%	2.5%

Net income (loss)	$(944,001)	$(85,300)	$(858,701)	NM

Other Data:
EBITDA	$(827,689)	$(83,153)	$(744,536)	NM

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. “Equipment sales — DISH Network” totaled $1.492 billion during the year ended December 31, 2008, an increase of $211 million or 16.5% compared to the same period in 2007. This change resulted primarily from an increase in the margins earned on the sale of digital set-top boxes and related components sold to DISH Network. Following the Spin-off, digital set-top boxes and related components, which were previously sold to DISH Network at cost, are sold at cost plus an agreed upon margin, discussed below. In addition, this change resulted from an increase in the sale of advanced digital set-top boxes, such as HD receivers and HD DVRs, and related components, partially offset by a decrease in unit sales of digital set-top boxes.
In the near term, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network at cost plus an additional amount that is equal to a fixed percentage of our cost for a period of two years from the date of the Spin-off, although DISH Network has no obligations to purchase digital set-top boxes from us during or after this two year period. Because DISH Network’s current set-top box inventory is at higher-than-historical levels, we may see fewer orders for digital set-top boxes from DISH Network in the near term.
Equipment sales — other. “Equipment sales — other” totaled $247 million during each of the years ended December 31, 2008 and 2007. In 2008, the increases in sales of digital set-top boxes and related components to Bell TV and in the sales of Slingboxes and related equipment were offset by a decrease in the sales of digital set-top boxes and related components to other international customers.
A substantial majority of our international revenue during the years ended December 31, 2008 and 2007, respectively, was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $368 million during the year ended December 31, 2008, an increase of $354 million compared to the same period during 2007. This change principally resulted from the sales of services to DISH Network including satellite and transponder leasing, digital broadcast operations, professional fees and other services in connection with the Spin-off.
Satellite and other services — other. “Satellite and other services — other” totaled $44 million during the year ended December 31, 2008, an increase of $42 million compared to the same period during 2007. This change principally resulted from the increase in satellite and transponder leasing and other services provided to customers other than DISH Network which we started to provide after the Spin-off.
Cost of sales — equipment. “Cost of sales — equipment” totaled $1.495 billion during the year ended December 31, 2008, an increase of $57 million or 4.0% compared to the same period in 2007. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and Bell TV and an increase in the sales of Slingboxes and related equipment, partially offset by a decrease in the cost of sales to other international customers. “Cost of sales — equipment” represented 86.0% and 94.1% of total equipment sales during the years ended December 31, 2008 and 2007, respectively. Prior to the Spin-off, digital set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of digital set-top boxes and related components sold to DISH Network at cost plus a fixed margin, offset by a decline in margins on sales of digital set-top boxes and related components to Bell TV during the year ended December 31, 2008.
Satellite services, digital broadcast operations and other cost of sales. “Satellite services, digital broadcast operations and other cost of sales” totaled $221 million during the year ended December 31, 2008, an increase of $205 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network in connection with the Spin-off. “Satellite services, digital broadcast operations and other cost of sales” represented 53.6% and 98.3% of total “Satellite services, digital broadcast operations and other revenue” during the years ended December 31, 2008 and 2007, respectively. The decrease in this expense to revenue ratio principally resulted from the introduction of DISH Network sales with margins which did not exist in the prior year. The majority of the costs associated with

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
our satellites utilized in our “Satellite Services” business are included in “Depreciation and amortization” expense discussed below.
Research and development expenses. “Research and development expenses” totaled $40 million during the year ended December 31, 2008, a decrease of $26 million or 39.3% compared to the same period in 2007. The 2007 amount includes $22 million of in-process research and development costs associated with the acquisition of Sling Media during 2007. “Research and development expenses” represented 1.9% and 4.3% of “Total revenue” during the years ended December 31, 2008 and 2007, respectively. The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to the decrease in the expenses discussed above.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $158 million during the year ended December 31, 2008, an increase of $58 million or 57.8% compared to the same period in 2007. This increase was attributable to selling costs and certain management and administrative expenses including non-cash, stock-based compensation expense, primarily associated with the acquisition of Sling Media in 2007. In addition, this change resulted from an increase in our allowance for uncollectible accounts in 2008. “Selling, general and administrative expenses” represented 7.4% and 6.5% of “Total revenue” during the years ended December 31, 2008 and 2007, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.
Depreciation and amortization. “Depreciation and amortization” expense totaled $264 million during the year ended December 31, 2008, a $254 million increase compared to the same period in 2007. The increase was primarily attributable to expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network to us in connection with the Spin-off.
Impairments of goodwill, indefinite-lived and long-lived assets. “Impairments of goodwill, indefinite-lived and long-lived assets” of $613 million during the year ended December 31, 2008 resulted from impairments of goodwill, satellites, and FCC authorizations. See Note 7 in the Notes to the Consolidated Financial Statements in Item 15 and “Item 1. Business — Asset Impairments” of this Annual Report on Form 10-K.
Interest income. “Interest income” totaled $83 million during the year ended December 31, 2008, a $73 million increase compared to the same period in 2007. This increase resulted from the interest earned on cash and marketable investment securities contributed by DISH Network to us in the Spin-off.
Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $32 million during the year ended December 31, 2008, a $31 million increase compared to the same period in 2007. This change resulted from the interest expense associated with capital leases contributed by DISH Network to us in the Spin-off.
Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled $90 million during the year ended December 31, 2008, a $93 million increase compared to the same period in 2007. This increase was primarily attributable to the $174 million of other-than-temporary impairments of marketable investment securities and other investments, partially offset by a $68 million gain on the sale of a company which held certain FCC authorizations for a publicly traded stock.
Unrealized gains (losses) on investments accounted for at fair value, net. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. For certain debt and equity investments, we elected the fair value method of accounting which we believe provides more meaningful information to our investors. As a result of this election and the adoption of SFAS 157, during 2008 we recorded $352 million of unrealized losses on investments accounted for at fair value. See Note 3 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Earnings before interest, taxes, depreciation and amortization. EBITDA was a negative $828 million during the year ended December 31, 2008, a decrease of $744 million compared to the same period in 2007. EBITDA for the year ended December 31, 2008 was negatively impacted by: (i) the impairment of goodwill, indefinite-lived and long-lived assets of $613 million, (ii) $90 million of unrealized and realized gains (losses) on marketable investment securities and other investments, and (iii) $352 million of unrealized losses on investments accounted for at fair value discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2008	2007
	(In thousands)
EBITDA	$(827,689)	$(83,153)
Less:
Interest expense, net	(51,205)	(9,663)
Income tax provision, net	(96,680)	2,105
Depreciation and amortization	264,197	9,705

Net income (loss)	$(944,001)	$(85,300)

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
Income tax (provision) benefit, net. Our income tax benefit was $97 million during the year ended December 31, 2008, an increase of $99 million compared to the same period in 2007. This increase was primarily attributable to losses before income taxes, partially offset by the establishment of a $178 million valuation allowance on deferred tax assets related to unrealized losses on marketable investment securities and other investments.
Net income (loss). Our net loss was $944 million during the year ended December 31, 2008, an increase of $859 million compared to the same period in 2007. This increase was primarily attributable to: (i) the impairment of goodwill, indefinite-lived and long-lived assets of $613 million, (ii) $90 of unrealized and realized gains (losses) on marketable investment securities and other investments, and (iii) $352 million of unrealized losses on investments accounted for at fair value discussed above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

	For the Years Ended
	December 31,		Variance
	2007	2006	Amount	%
	(In thousands)
Revenue:
Equipment sales — DISH Network	$1,280,296	$1,282,125	$(1,829)	(0.1)
Equipment sales — other	247,213	235,880	11,333	4.8
Satellite services, digital broadcast operations and other services — DISH Network	13,677	—	13,677	NM
Satellite and other services — other	2,879	7,315	(4,436)	(60.6)

Total revenue	1,544,065	1,525,320	18,745	1.2

Costs and Expenses:
Cost of sales — equipment	1,437,712	1,433,010	4,702	0.3
% of Total equipment sales	94.1%	94.4%
Satellite services, digital broadcast operations and other cost of sales	16,272	7,020	9,252	NM
% of Total satellite services, digital broadcast operations and other services	98.3%	96.0%
Research and development expenses	66,320	44,032	22,288	50.6
% of Total revenue	4.3%	2.9%
Selling, general and administrative expenses	100,435	72,673	27,762	38.2
% of Total revenue	6.5%	4.8%
Depreciation and amortization	9,705	6,032	3,673	60.9

Total costs and expenses	1,630,444	1,562,767	67,677	4.3

Operating income (loss)	(86,379)	(37,447)	(48,932)	NM

Other Income (Expense):
Interest income	10,459	831	9,628	NM
Interest expense, net of amounts capitalized	(796)	(1,059)	263	24.8
Unrealized and realized gains (losses) on marketable investment securities and other investments	3,071	8,706	(5,635)	(64.7)
Other, net	(9,550)	(2,118)	(7,432)	NM

Total other income (expense)	3,184	6,360	(3,176)	(49.9)

Income (loss) before income taxes	(83,195)	(31,087)	(52,108)	NM
Income tax (provision) benefit, net	(2,105)	(3,075)	970	(31.5)
Effective tax rate	2.5%	9.9%

Net income (loss)	$(85,300)	$(34,162)	$(51,138)	NM

Other Data:
EBITDA	$(83,153)	$(24,827)	$(58,326)	NM

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment sales — DISH Network. For the year ended December 31, 2007, revenue from “Equipment sales — DISH Network” totaled $1.280 billion, a decrease of $2 million or 0.1% compared to the same period during 2006. This resulted from decreased equipment sales to DISH Network. Digital set-top boxes and related components were historically sold to DISH Network at cost.
Equipment sales — other. For the year ended December 31, 2007, “Equipment sales — other” totaled $247 million, an increase of $11 million or 4.8% compared to the same period during 2006. This increase principally resulted from the sale of Slingboxes and related equipment as a result of the Sling Media acquisition in 2007.
Satellite services, digital broadcast operations and other services — DISH Network. “Satellite services, digital broadcast operations and other services — DISH Network” totaled $14 million during the year ended December 31, 2007 resulting from the increase of other services provided to DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $1.438 billion during the year ended December 31, 2007, an increase of $5 million or 0.3% compared to the same period in 2006. This change resulted from an increase in sales of Slingboxes and related equipment, and costs related to equipment sales to DISH Network. These costs were partially offset by a decline in the unit cost of digital set-top boxes and related components sold to international customers. As discussed above, digital set-top boxes and related components were historically sold to DISH Network at cost. “Cost of sales — equipment” represented 94.1% and 94.4% of “Total equipment sales” during the years ended December 31, 2007 and 2006, respectively. The decrease in the expense to revenue ratio principally related to a decrease from 2006 to 2007 in the relative percentage of equipment sales to DISH Network at cost versus sales with margin. Additionally, this change resulted from margins earned on sales of Slingboxes and related equipment and an increase in margins on sales of digital set-top boxes and related components sold to international customers.
Research and development expense. “Research and development expense” totaled $66 million during the year ended December 31, 2007, an increase of $22 million or 50.6% compared to the same period in 2006. This increase primarily related to the expensing of the in-process research and development costs associated with the acquisition of Sling Media. See Note 13 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. “Research and development expense” represented 4.3% and 2.9% of “Total revenue” during the years ended December 31, 2007 and 2006, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increase in “Research and development expenses” discussed above.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $100 million during the year ended December 31, 2007, an increase of $28 million or 38.2% compared to the same period in 2006. This increase was primarily attributable to selling costs and certain management and administrative expenses including non-cash, stock-based compensation expense, primarily associated with the acquisition of Sling Media in 2007 and increased administrative support from DISH Network. “Selling, general and administrative expenses” represented 6.5% and 4.8% of “Total revenue” during the year ended December 31, 2007 and 2006, respectively. The increase in the ratio of those expenses to “Total revenue” was primarily attributable to the increases in “Selling, general and administrative expenses” discussed above.
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
Income tax (provision) benefit, net. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Determining necessary allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. As of December 31, 2007, we had an approximate $73 million valuation allowance recorded as an offset against all of our net deferred tax assets.
Net income (loss). Net loss was $85 million during the year ended December 31, 2007 an increase in net loss of $51 million compared to the same period in 2006. The increase in losses was primarily attributable to the changes in revenue and expenses discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities. As of December 31, 2008, our cash, cash equivalents and current marketable investment securities totaled $829 million compared to $532 million of cash, cash equivalents and current marketable investment securities as of December 31, 2007. The $297 million increase in cash, cash equivalents and current marketable investment securities was primarily related to the contribution of approximately $1.0 billion of cash, cash equivalents and current marketable investment securities to us in connection with the Spin-off. This increase was partially offset by purchases of: (i) $227 million of current marketable investment securities, (ii) $144 million of non-marketable and other investment securities, (iii) $230 million of property and equipment, and (iv) the repurchase of 3.6 million shares of our common stock for $68 million. As of December 31, 2008, we held approximately $46 million of publicly traded investment securities which are shown as noncurrent in “Marketable and other investment securities” on our Consolidated Balance Sheets. As of December 31, 2007, these publicly traded investment securities were valued at $207 million and classified as a current asset in “Marketable investment securities” on our Consolidated Balance Sheets.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. As of December 31, 2008 and 2007, we held VRDNs with fair values of $622 million and zero, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The following discussion highlights our cash flow activities during the years ended December 31, 2008, 2007 and 2006.
Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the year ended December 31, 2008, we reported net cash flows from operating activities of $113 million. For the years ended December 31, 2007 and 2006, we reported cash outflows from operating activities of $88 million and $36 million, respectively.
The $201 million improvement in net cash inflows from operating activities during the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to a $291 million increase in net income, adjusted to exclude non-cash changes in: (i) “Impairments of goodwill, indefinite-lived and long-lived assets” (ii) “Unrealized gains (losses) on investments accounted for at fair value, net,” (iii) “Depreciation and amortization” expense, (iv) “Unrealized and realized gains (losses) on marketable investment securities and other investments,” and (v) “Deferred tax expense (benefit).” This increase was partially offset by a decline in cash resulting from changes in operating assets and liabilities of $79 million, including a $276 million increase in net receivables from DISH Network, partially offset by an increase in cash inflows related to changes in accounts payable of $151 million and in accrued expenses of $60 million.
Prior to the Spin-off, our operating cash flows did not necessarily reflect what our operating cash flow would have been as a separate company as our historical operations did not include our “Satellite Services Business” and our equipment sales were provided to DISH Network at cost.
The increase in net cash outflows from operating activities during the year ended December 31, 2007 compared to the same period in 2006 of $52 million resulted from the $51 million increase in net loss.
Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures and strategic investments. For the years ended December 31, 2008, 2007 and 2006, we reported net cash outflows from investing activities of $565 million, $501 million and $55 million, respectively.
The increase in net cash outflows from investing activities from 2007 to 2008 of $64 million primarily resulted from a net increase in purchases of marketable investment securities, an increase in cash used for purchases of property and equipment, partially offset by a decrease in cash used for the purchases of strategic investments, including the effect of the 2007 acquisition of Sling Media.
The increase in net cash outflows from investing activities from 2006 to 2007 of $446 million primarily resulted from an increase in cash used for the purchases of strategic investments, including Sling Media and an increase in cash used for purchases of property and equipment.
Cash flows from financing activities. Our financing activities generally include cash used for payment of capital lease obligations, mortgages or other notes payable, and repurchases of our Class A common stock. For the years ended December 31, 2008, 2007 and 2006 we reported net cash inflows from financing activities of $435 million, $600 million and $105 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
The decrease in net cash inflow from financing activities from 2007 to 2008 of $165 million principally resulted from the repurchase of common stock of $68 million, repayment of debt of $47 million and a $601 million decrease in advances from owner, partially offset by the $544 million contribution from DISH Network in connection with the Spin-off.
The increase in net cash inflow from financing activities from 2006 to 2007 of $495 million principally resulted from the increase in advances from owner of $496 million.
Obligations and Future Capital Requirements
Contractual Obligations and Off-balance Sheet Arrangement
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$1,303,251	$184,289	$149,849	$59,128	$80,677	$78,841	$750,467
Capital lease obligations	338,563	52,136	47,983	51,924	57,258	63,198	66,064
Operating lease obligations	14,014	5,663	4,107	2,032	977	788	447
Purchase obligations	1,438,417	1,435,084	3,333	—	—	—	—
Mortgages and other notes payable	7,876	641	693	748	808	873	4,113
Other long-term obligations	94,212	82,388	11,824	—	—	—	—

Total	$3,196,333	$1,760,201	$217,789	$113,832	$139,720	$143,700	$821,091

Future commitments related to satellites, including one satellite launch contract, is included in the table above under “Satellite-related obligations.”
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.
DISH Mexico. In November 2008, we entered into a joint venture for direct-to-home, or DTH, service in Mexico through several arrangements that provide us an approximate 24% indirect economic interest in DISH Mexico, S. de R.L. de C.V., or DISH Mexico. In accordance with the terms of the arrangements, we provide certain broadcast services and transponder services and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period. The remaining commitments as of December 31, 2008 owed pursuant to the agreement are included in the table above. Of the total commitment, approximately $42 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of cash, certain services or equipment. As of December 31, 2008, we had invested approximately $8 million of cash and contributed equipment in DISH Mexico.
In general, we do not engage in off-balance sheet financing activities.
Interest on Long-Term Debt
We have periodic cash interest payment requirements for our outstanding long-term debt securities as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Mortgages and notes payable	$3,440	$630	$579	$523	$463	$399	$846
Capital lease obligations	94,768	27,057	23,004	18,743	14,038	8,835	3,091

Total	$98,208	$27,687	$23,583	$19,266	$14,501	$9,234	$3,937

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Satellite-Related Obligations
Satellites Under Construction. We have contracts to lease capacity on two satellites currently under construction which are expected to be completed between 2009 and 2011. Future commitments related to these satellites are included in the table captioned “Contractual Obligations and Off-balance Sheet Arrangements” under “Satellite-related obligations.”
Nimiq 5. In March 2008, we entered into a fifteen-year satellite service agreement with Bell TV to lease 16 DBS transponders on Nimiq 5, a Canadian DBS satellite. Nimiq 5 is expected to be launched in the second half of 2009 and will operate at the 72.7 degree orbital location.
QuetzSat-1. In November 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched in 2011 and operate at the 77 degree orbital location.
Capital Lease Obligations
We have two ten-year satellite service agreements with SES Americom to lease all the capacity on the following satellites:
AMC-15. AMC-15, an FSS satellite, commenced commercial operation during January 2005. This lease is renewable by us on a year to year basis following the initial ten year term, and provides us with certain rights to lease capacity on replacement satellites. For further discussion, please see Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
AMC-16. AMC 16, an FSS satellite, commenced commercial operation during February 2005. This lease is renewable by us on a year to year basis following the initial ten year term, and provides us with certain rights to lease capacity on replacement satellites. For further discussion, please see Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), we account for the satellite component of these agreements as capital leases. The commitment related to the present value of the net future minimum lease payments for the satellite component of the agreement is included under “Capital Lease Obligations” in the table above. The commitment related to future minimum payments designated for the lease of the orbital slots and other executory costs is included under “Satellite-Related Obligations” in the table above. The commitment related to the amount representing interest is included under Interest on “Long-Term Debt” in the table above.
Purchase Obligations
Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Satellite Insurance
We do not carry insurance for any of the in-orbit satellites that we own because we believe that the premium costs are uneconomical relative to the risk of satellite failure. The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Future Capital Requirements
We expect to fund our future working capital and capital expenditures primarily from cash generated from operations, existing cash and marketable investment securities and future financings. Our ability to generate positive net cash flows from operations is dependent upon, among other things, our ability to retain existing customers and generate new business. There can be no assurance we will be successful in executing our business plan. In addition, the current significant volatility of financial markets has greatly affected the volatility and value of our marketable investment securities. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, falling short of our capital needs.
Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our “Satellite Services” business, or if we decide to purchase one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital. We may also use a significant portion of our existing cash to fund a potential stock buyback program of up to $500 million of our Class A common stock, of which $470 million remained available as of December 31, 2008.
However, there can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms or at all. Recent development in the financial markets such as the scarcity of capital have made it more difficult for borrowers to access capital markets on acceptable terms or at all, which may significantly constrain our ability to obtain financing to support our business operations. These developments in the credit markets may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms. In addition, we have no experience as a separate entity in raising capital and we may be unable to raise sufficient additional capital when we need it, on reasonable terms or at all. The recent reduction in our stock price combined with the instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution of our existing shareholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or joint venture agreements on unattractive terms.
Critical Accounting Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.
•	Accounting for investments in publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	Fair value of financial instruments. Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Illiquid credit markets have resulted in inactive markets for certain of our financial instruments. As a result, there is no or limited observable market data for these instruments. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.

•	Acquisition of investments in non-marketable investment securities. We calculate the fair value of our interest in non-marketable investment securities either at consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model. The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

•	Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flow from such asset or asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. For further discussion, please see Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

•	Valuation of goodwill and intangible assets with indefinite lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position. For further discussion, please see Note 7 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

•	Allowance for doubtful accounts. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

•	Inventory allowance. Management estimates the amount of allowance required for potential obsolete inventory based upon past experience, the introduction of new technology and consideration of other relevant factors. However, past experience may not be indicative of future reserve requirements and therefore additional charges could be incurred in the future to reflect differences between estimated and actual reserve requirements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
•	Stock-based compensation. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include, among other things, estimating the length of time employees will retain their vested stock options before exercising them (expected term); the estimated volatility of our common stock price over the expected term (volatility), and the number of options that will ultimately not complete their vesting requirements (forfeitures), see Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation.

•	Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow the guidelines set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our results of operations.

•	Uncertainty in tax positions. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management evaluates the recognition and measurement of the benefit to be recognized in the financial statements for uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our income tax expense, which could be material to our consolidated results of operations and financial position.

•	Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.
New Accounting Pronouncements
Revised Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the character and magnitude of the specific effects will depend upon the type, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
Seasonality
We are affected by seasonality to the extent it impacts our customers. Our customers in the pay-TV industry, including DISH Network, our largest customer, typically experience seasonality. Historically, the first half of the year generally produces fewer new subscribers for the pay-TV industry than the second half of the year. However, we can not provide assurance that this will continue in the future.
Inflation
Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures.
Backlog
We do not have any material backlog of our products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments are exposed to interest rate and equity price risks, discussed below.
Interest Rate Risk
Cash and Marketable Securities. As of December 31, 2008, our restricted and unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $832 million. Of that amount, a total of $680 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.
Our cash, cash equivalents and marketable investment securities had an average annual return for the year ended December 31, 2008 of 6.9%. A hypothetical 10% decrease in the average interest rates during 2008 would result in a decrease of approximately $8 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. The value of these investments can also be impacted by interest rate fluctuations.
In general, our marketable investment securities portfolio includes debt and equity of public companies we hold for strategic and financial purposes. As of December 31, 2008, we held strategic and financial debt and equity investments of public companies with a fair value of $151 million. These investments, which are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $15 million decrease in the fair value of that portfolio. The fair value of our strategic debt investments are currently not materially impacted by interest rate fluctuations due to the nature of these investments.
As of December 31, 2008, we had $346 million of long-term debt, of which $338 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS107”).
Equity Risk
Other Investments. We are exposed to equity risk as it relates to changes in the market value of our other investments which totaled $157 million as of December 31, 2008. We invest in equity instruments of public and private companies for operational, financial and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate $16 million decrease in the fair value of the portfolio.
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
Our Consolidated Financial Statements are included in this report beginning on page F-4.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 14 of this report under the caption “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements

(2)	Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

3.1(a)*	Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

3.1(b)*	Text of Amendment to Articles of Incorporation of EchoStar Corporation (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K of EchoStar dated January 25, 2008, Commission File No. 001-35807).

3.2*	Bylaws of EchoStar Holding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

4.1*	Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.1*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.2*	Form of Transition Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.3*	Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.4*	Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.5*	Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition LLC, Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.6*	Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.7*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.8*	Agreement between HTS, EchoStar Satellite L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.9*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).

10.10*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No.0-26176).

10.11*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.12*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).

10.13*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.14*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.15*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).

10.16*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).

10.17*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.18*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176).

10.19*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.20*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).

10.21*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.22*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).

10.23*	Form of EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.24*	Form of EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.25*	Form of EchoStar Corporation 2008 Nonemployee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.26*	Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.27*	NIMIQ 5 Transponder Services Agreement, dated March 11, 2008, between Bell ExpressVu Limited Partnership, acting through its general partner Bell Express Vu Inc., on the one hand, and EchoStar and DISH Network (solely as to the obligations set forth in Section 19.10), on the other hand (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.28*	NIMIQ 5 Transponder Services Agreement, dated March 11, 2008, between EchoStar and DISH Network L.L.C. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2008, Commission File No. 0-26176).

10.29*	Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc., and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2008, Commission File No.001-33807).

99.1*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2008, Commission File No.001-33807).

99.2*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended September 30, 2008, Commission File No.001-33807).

10.32•	QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar.

10.33•	QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C.

21•	Subsidiaries of EchoStar Corporation.

23.1•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1•	Powers of Attorney authorizing signature of Joseph P. Clayton, Michael T. Dugan, David K. Moskowitz, Tom A. Ortolf, C. Michael Schroeder and Carl E. Vogel.

31.1•	Section 302 Certification by Chairman, President and Chief Executive Officer.

31.2•	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1•	Section 906 Certification by Chairman, President and Chief Executive Officer.

32.2•	Section 906 Certification by Executive Vice President and Chief Financial Officer.

•	Filed herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer

Date: March 2, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Ergen Charles W. Ergen	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 2, 2009

/s/ Bernard L. Han Bernard L. Han	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

* Joseph P. Clayton	Director	March 2, 2009

* Michael T. Dugan	Director	March 2, 2009

* David K. Moskowitz	Director	March 2, 2009

* Tom A. Ortolf	Director	March 2, 2009

* C. Michael Schroeder	Director	March 2, 2009

* Carl E. Vogel	Director	March 2, 2009

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
EchoStar Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.
As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ KPMG LLP
Denver, Colorado
March 2, 2009

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	As of December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$24,467	$41,082
Marketable investment securities	804,194	491,185
Trade accounts receivable — DISH Network, net of allowance for doubtful accounts of zero and zero, respectively	297,629	—
Trade accounts receivable — other, net of allowance for doubtful accounts of $7,182 and $51, respectively	29,216	34,154
Inventories, net	46,493	21,043
Deferred tax assets	9,484	—
Other current assets	17,230	23,290

Total current assets	1,228,713	610,754

Noncurrent Assets:
Restricted cash and marketable investment securities	2,846	—
Property and equipment, net	1,182,048	213,837
FCC authorizations	69,810	42,873
Deferred tax assets	8,047	—
Intangible assets, net	185,143	71,646
Goodwill (Note 7)	—	248,428
Marketable and other investment securities	156,717	59,160
Other noncurrent assets, net	70,662	14,212

Total noncurrent assets	1,675,273	650,156

Total assets	$2,903,986	$1,260,910

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — DISH Network	$21,570	$—
Trade accounts payable — other	205,660	22,786
Accrued expenses and other	89,324	26,246
Current portion of capital lease obligations, mortgages and other notes payable	52,778	1,365

Total current liabilities	369,332	50,397

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	293,661	2,344
Deferred tax liabilities	—	651
Other long-term liabilities	15,220	—

Total long-term obligations, net of current portion	308,881	2,995

Total liabilities	678,213	53,392

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,382,704 shares and no shares issued, and 38,764,208 shares and no shares outstanding, respectively	42	—
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares and no shares issued and outstanding, respectively	48	—
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,248,327	—
Accumulated other comprehensive income (loss)	(10,598)	66,696
Accumulated earnings (deficit)	(944,001)	—
Owner’s net investment	—	1,140,822
Treasury stock, at cost	(68,045)	—

Total stockholders’ equity (deficit)	2,225,773	1,207,518

Total liabilities and stockholders’ equity (deficit)	$2,903,986	$1,260,910

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Equipment sales — DISH Network	$1,491,556	$1,280,296	$1,282,125
Equipment sales — other	246,655	247,213	235,880
Satellite services, digital broadcast operations and other services — DISH Network	367,890	13,677	—
Satellite and other services — other	44,419	2,879	7,315

Total revenue	2,150,520	1,544,065	1,525,320

Costs and Expenses:
Cost of sales — equipment	1,494,641	1,437,712	1,433,010
Satellite services, digital broadcast operations and other cost of sales (exclusive of depreciation shown below — Note 5)	220,817	16,272	7,020
Research and development expenses	40,275	66,320	44,032
Selling, general and administrative expenses	133,085	59,455	33,784
General and administrative expenses — DISH Network	25,354	40,980	38,889
Depreciation and amortization (Note 5)	264,197	9,705	6,032
Impairments of goodwill, indefinite-lived and long-lived assets	612,745	—	—

Total costs and expenses	2,791,114	1,630,444	1,562,767

Operating income (loss)	(640,594)	(86,379)	(37,447)

Other Income (Expense):
Interest income	83,114	10,459	831
Interest expense, net of amounts capitalized	(31,909)	(796)	(1,059)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(89,795)	3,071	8,706
Unrealized gains (losses) on investments accounted for at fair value, net	(352,227)	—	—
Other, net	(9,270)	(9,550)	(2,118)

Total other income (expense)	(400,087)	3,184	6,360

Income (loss) before income taxes	(1,040,681)	(83,195)	(31,087)
Income tax (provision) benefit, net	96,680	(2,105)	(3,075)

Net income (loss)	$(944,001)	$(85,300)	$(34,162)

Foreign currency translation adjustments	(2,947)	4,127	(1,430)
Unrealized holding gains (losses) on available-for-sale securities	(209,005)	4,493	61,206
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	146,954	(5,729)	(34)

Comprehensive income (loss)	$(1,008,999)	$(82,409)	$25,580

Numerator:
Numerator for basic and diluted net income (loss) per share — Net income (loss)	$(944,001)	$(85,300)	$(34,162)

Denominator:
Denominator for basic and diluted net income (loss) per share — weighted-average common shares outstanding	89,324	89,712	89,712

Net income (loss) per share — Class A and B common stock:
Basic and diluted net income (loss) per share	$(10.57)	$(0.95)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

						Accumulated
						Deficit and
						Accumulated	Net
					Additional	Other	Investment
	Class A and B Common Stock				Paid-In	Comprehensive	in	Treasury
	Issued	Treasury	Outstanding	Amount	Capital	Income (Loss)	EchoStar	Stock	Total
Balance, December 31, 2005	—	—	—	$—	$—	$4,063	$213,068	$—	$217,131

Advances from owner	—	—	—	—	—	—	256,411	—	256,411
Stock-based compensation	—	—	—	—	—	—	3,160	—	3,160
Foreign currency translation	—	—	—	—	—	(1,430)	—	—	(1,430)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	61,172	—	—	61,172
Net income (loss)	—	—	—	—	—	—	(34,162)	—	(34,162)

Balance, December 31, 2006	—	—	—	—	$—	$63,805	$438,477	$—	$502,282

Advances from owner	—	—	—	—	—	—	782,486	—	782,486
Stock-based compensation	—	—	—	—	—	—	5,159	—	5,159
Foreign currency translation	—	—	—	—	—	4,127	—	—	4,127
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(1,236)	—	—	(1,236)
Net income (loss)	—	—	—	—	—	—	(85,300)	—	(85,300)

Balance, December 31, 2007	—	—	—	$—	$—	$66,696	$1,140,822	$—	$1,207,518

Contribution from DISH Network in connection with the Spin-off	89,713	—	89,713	90	3,230,578	(12,296)	(1,140,822)	—	2,077,550
Issuances of Class A common stock:
Exercise of stock options	228	—	228	—	4,877	—	—	—	4,877
Restricted stock units	56	—	56	—	—	—	—	—	—
Employee Stock Purchase Plan	73	—	73	—	1,398	—	—	—	1,398
Class A common stock repurchases, at cost	—	(3,619)	(3,619)	—	—	—	—	(68,045)	(68,045)
Stock-based compensation and other, net of tax	—	—	—	—	11,474	—	—	—	11,474
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	—	—	—	(62,051)	—	—	(62,051)
Foreign currency translation	—	—	—	—	—	(2,947)	—	—	(2,947)
Net income (loss)	—	—	—	—	—	(944,001)	—	—	(944,001)

Balance, December 31, 2008	90,070	(3,619)	86,451	$90	$3,248,327	$(954,599)	$—	$(68,045)	$2,225,773

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(944,001)	$(85,300)	$(34,162)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	264,197	9,705	6,032
Equity in losses (earnings) of affiliates	7,176	403	(1,953)
Unrealized and realized gains (losses) on marketable investment securities and other investments	89,795	(2,555)	(8,706)
Unrealized gains (losses) on investments accounted for at fair value, net	352,227	—	—
Impairments of goodwill, indefinite-lived and long-lived assets	612,745	—	—
Non-cash, stock-based compensation recognized	23,605	5,159	3,160
Deferred tax expense (benefit)	(162,011)	360	291
Other, net	(26,352)	8,968	(890)
Change in noncurrent assets	(36,230)	(111)	(100)
Changes in current assets and current liabilities:
Trade accounts receivable — other	(7,861)	(7,119)	(679)
Allowance for doubtful accounts	7,130	(772)	580
Trade accounts receivable — DISH Network	(297,629)	—	—
Inventories	(20,370)	(21,316)	(2,219)
Other current assets	(741)	(16,863)	(1,211)
Trade accounts payable — other	164,304	13,640	925
Trade accounts payable — DISH Network	21,570	—	—
Accrued expenses and other	65,617	7,692	2,558

Net cash flows from operating activities	113,171	(88,109)	(36,374)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(3,069,716)	—	—
Sales and maturities of marketable investment securities	2,842,567	—	—
Purchases of property and equipment	(229,870)	(144,309)	(32,769)
Proceeds from insurance settlement	40,750	—	—
Purchase of strategic investments, included in marketable and other investment securities	(143,859)	(40,000)	(24,013)
Investment in Sling Media, net of in-process research and development and cash acquired (Note 13)	—	(319,928)	—
Other	(4,737)	3,470	2,001

Net cash flows from investing activities	(564,865)	(500,767)	(54,781)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(47,217)	(178)	(496)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off (Note 1)	544,065	—	—
Changes in advances from owner	—	600,515	105,030
Class A common stock repurchases (Note 10)	(68,045)	—	—
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	6,276	—	—

Net cash flows from financing activities	435,079	600,337	104,534

Net increase (decrease) in cash and cash equivalents	(16,615)	11,461	13,379
Cash and cash equivalents, beginning of period	41,082	29,621	16,242

Cash and cash equivalents, end of period	$24,467	$41,082	$29,621

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,812	$1,201	$1,114

Cash received for interest	$23,470	$1,458	$830

Cash paid for income taxes	$47,758	$2,384	$2,525

Vendor financing	$16,531	$—	$—

Non-cash investing activities	$15,862	$—	$—

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$132,900	$—	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$1,533,485	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
EchoStar Corporation (“EchoStar,” the “Company,” “we,” “us” and/or “our”) is a newly formed company which had not conducted independent operations prior to its separation (“Spin-off”) from DISH Network Corporation (“DISH Network”) on January 1, 2008 through a distribution of 100% of the common stock of EchoStar to the holders of DISH Network’s common stock. The Spin-off was made pursuant to a separation agreement by which DISH Network contributed to EchoStar the subsidiaries and assets that operated DISH Network’s digital set-top box business, satellite services, digital broadcast operations, certain real estate and other assets and liabilities. The Company has received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the Spin-off was tax free to the stockholders of DISH Network and EchoStar. DISH Network and EchoStar now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our President, Chief Executive Officer and Chairman of our board of directors.
We currently operate two primary business units:
•	Digital Set-Top Box Business — which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and directly to consumers via retail outlets. Our digital set-top box business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•	Satellite Services Business — which uses our eight owned or leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.
The table below summarizes the assets and liabilities which were contributed to us in connection with the Spin-off in addition to the assets included in our historical financial statements. The contribution was accounted for at DISH Network’s historical cost given the nature of the distribution.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

January 1, 2008
(In thousands)

Assets
Current Assets:
Cash and cash equivalents	$544,065
Marketable investment securities	455,935
Trade accounts receivable, net	3,900
Inventories, net	9,957
Other current assets	9,061

Total current assets	1,022,918
Restricted cash and marketable investment securities	3,150
Property and equipment, net	1,302,767
FCC authorizations	123,121
Intangible assets, net	142,898
Other noncurrent assets, net	20,335

Total assets	$2,615,189

Liabilities
Current Liabilities:
Deferred revenue and other accrued expenses	$11,586
Current portion of capital lease obligations, mortgages and other notes payable	39,168

Total current liabilities	50,754

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	339,542
Deferred tax liabilities	147,343

Total long-term obligations, net of current portion	486,885

Total liabilities	537,639

Net assets contributed	$2,077,550

2. Summary of Significant Accounting Policies
Basis of Presentation
Within this report, we have included both “combined” financial statements prior to the Spin-off and “consolidated” financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as “consolidated.”
After Spin-off — Principles of Consolidation. We consolidate all majority owned subsidiaries and investments in entities in which we have controlling influence. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For entities that are considered variable interest entities we apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Prior to Spin-off — Principles of Combination. The financial statements in this annual report for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the digital set-top box business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.
Our historical statements of operations include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology. In certain cases, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to us by DISH Network were allocated to us based on the relative percentages, as compared to DISH Network’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to transition services agreements we entered into with DISH Network prior to the Spin-off, DISH Network has continued to provide us with certain of these services at prices agreed upon by DISH Network and us for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network’s cost, which is believed to be fair value pricing.
Sling Media, Inc. Our financial statements reflect the financial position, results of operations and cash flows of Sling Media, Inc. (“Sling Media”) from the acquisition date of October 19, 2007.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Foreign Currency Translation
The functional currency of the majority of our foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenue and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in other miscellaneous income and expense. During the years ended December 31, 2008 and 2007 net transaction losses were $1 million and $4 million, respectively. During the year ended December 31, 2006 these amounts were not significant.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Cash and Cash Equivalents
We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 primarily consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.
Marketable Investment Securities
We currently classify all marketable investment securities as available-for-sale, except for the fair value method securities discussed below. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit),” net of related deferred income tax. Declines in the fair value of a marketable investment security which are determined to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.
We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:
•	the fair value of our marketable investment securities compared to the carrying amount,

•	the historical volatility of the price of each security, and

•	any market and company specific factors related to each security.
Declines in the fair value of investments below cost basis are generally accounted for as follows:

Length of Time
Investment Has Been In a	Treatment of the Decline in Value
Continuous Loss Position	(absent specific factors to the contrary)
Less than six months	Generally, considered temporary.

Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such decline is other-than-temporary.

Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our digital set-top boxes and related components. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead.
Property and Equipment
Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over lives ranging from one to forty years. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.
The cost of satellites under construction, including certain amounts prepaid under our satellite service agreements, is capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.
Long-Lived Assets
We account for impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellites for recoverability at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset (or asset group) exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flows, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.
Intangible Assets and FCC Authorizations
We account for our goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives.
We evaluate impairment in accordance with the guidance of EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”). Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:
•	FCC spectrum is a non-depleting asset;

•	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•	maintenance expenditures in order to obtain future cash flows are not significant; and

•	we intend to use these assets indefinitely.
In conducting our annual impairment test in 2008, other than impairments discussed in Note 7, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.
Marketable and Other Investment Securities — Cost and Equity Method
Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any “Cumulative translation adjustment” associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketable and Other Investment Securities — Fair Value Method
We elect the fair value method for certain investments in affiliates whose equity is publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. Changes in the fair value of marketable investment securities accounted for at fair value are recognized as unrealized gains and losses on our Consolidated Statements of Operations and Comprehensive Income (Loss). Interest income on fair value method debt investment securities is recorded in “Interest income” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We also account for at fair value an investment in non-marketable convertible debt and the fair value of this debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly, with changes in fair value recorded as “Unrealized gains (losses) of investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.
Sales Taxes
In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), we account for sales taxes imposed on our goods and services on a net basis in our “Consolidated Statements of Operations and Comprehensive Income (Loss).” Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.
Income Taxes
After Spin-off. We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances in accordance with SFAS 109, when we believe it is more likely than not that such net deferred tax assets will not be realized.
Prior to Spin-off. SFAS 109 specifies that the amount of current and deferred tax expense for an income tax return group shall be allocated among the members of that group when those members issue separate financial statements. Prior to the Spin-off, our income tax expense was recorded as if we filed a consolidated tax return separate from DISH Network, notwithstanding that a majority of our operations were historically included in the U.S. consolidated income tax return filed by DISH Network. Our valuation allowance was also determined on the separate tax return basis. Additionally, EchoStar’s tax attributes (i.e. net operating losses) were determined based on U.S. consolidated tax rules describing the apportioning of these items upon departure (i.e. Spin-off) from the DISH Network consolidated group.
DISH Network manages its tax position for the benefit of its entire portfolio of businesses. DISH Network’s tax strategies were not necessarily reflective of the tax strategies that we have followed as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone position. As a result, our effective tax rate as a stand-alone entity may differ significantly from those prevailing in historical periods.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accounting for Uncertainty in Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accrued interest on tax positions are recorded as a component of interest expense in our “Consolidated Statements of Operations and Comprehensive Income (Loss).” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Fair Value of Financial Instruments
As of December 31, 2008 and 2007, the carrying value is equal to or approximates fair value for restricted and unrestricted cash, cash equivalents and marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities due to their short-term nature. Pursuant to SFAS 107 “Disclosures about Fair Value of Financial Instruments,” disclosures regarding fair value of capital leases are not required.
Revenue Recognition
Revenue is recognized when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales and equipment upgrades are recognized upon shipment to customers. Revenue from digital broadcast operations and satellites services is recognized when the related services are performed.
Cost of Equipment and Other Sales
Cost of equipment and other sales associated with digital set-top boxes, Slingboxes and related components includes materials, labor, freight-in, royalties and manufacturing overhead. We have designed and developed digital set-top boxes, antennae and other equipment for DISH Network and international satellite service providers and other international customers. Prior to the Spin-off, digital set-top boxes and related components were sold to DISH Network at cost. The costs associated with digital broadcast operations and satellites services are recognized as the services are performed or as incurred.
Research and Development
The cost of research and development is charged to expense as incurred.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The number of shares presented for the year ended December 31, 2008 represents the actual weighted-average number of shares outstanding for the year. Prior to January 1, 2008, we were a wholly-owned subsidiary of DISH Network and had only a nominal number of shares outstanding. Accordingly for all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008. We had a net loss for each of the years ended December 31, 2008, 2007 and 2006. Therefore, the effect of stock options is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive.
New Accounting Pronouncements
Revised Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the character and magnitude of the specific effects will depend upon the type, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements for providing sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
3. Marketable Investment Securities and Other Investment Securities
Our marketable investment securities and other investment securities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)

Marketable investment securities:
Current marketable investment securities — VRDNs	$621,740	$—
Current marketable investment securities — strategic	151,050	491,185
Current marketable investment securities — other	31,404	—

Total current marketable investment securities	804,194	491,185
Restricted cash and marketable investment securities	2,846	—

Total marketable investment securities	$807,040	$491,185

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2008, we held approximately $46 million of publicly traded investment securities which are reported as noncurrent in “Marketable and other investment securities” on our Consolidated Balance Sheets. At December 31, 2007, these publicly traded investment securities were valued at $207 million and classified as a current asset in “Marketable investment securities” on our Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2). In connection with the Spin-off, we received a contribution of $456 million of marketable investment securities from DISH Network (see Note 1). For further discussion of our policy regarding marketable investment securities, see Note 2.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, VRDNs can be liquidated per the put option on a same day or on a five business day settlement basis. Of the $456 million contributed by DISH Network in connection with the Spin-off, we received $185 million of VRDNs.
Current Marketable Investment Securities — Strategic
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, our strategic investments have experienced and continue to experience volatility. As of December 31, 2008, a significant portion of our strategic investment portfolio consisted of securities of a single issuer and the value of that portfolio therefore depends on the value of that issuer.
During 2008, we purchased certain debt securities at a substantial discount. We account for these securities pursuant to the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. We account for this investment under the cost-recovery method and therefore have classified the entire discount as non-accretable yield in accordance with SOP 03-3. The face value and purchase price of the securities as of December 31, 2008 was $199 million and $103 million, respectively. The carrying value and fair value of these securities at December 31, 2008 was $88 million.
Current Marketable Investment Securities — other
Our other current marketable investment securities portfolio includes investments in various debt and equity instruments including corporate bonds, corporate equity securities and government bonds. Of the $456 million contributed by DISH Network in connection with the Spin-off, we received $271 million of other current marketable investment securities (see Note 1).

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Unrealized Gains (Losses) on Marketable Investment Securities
As of December 31, 2008 and 2007, we had accumulated net unrealized losses of $10 million, net of related tax effect, and unrealized gains of $64 million, net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” During 2008, a full valuation allowance has been established against the deferred tax assets associated with these unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2008				2007
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$621,740	$—	$—	$—	$—	$—	$—	$—
Other (including restricted)	127,803	—	(13,244)	(13,244)	223,973	11,337	(1,071)	10,266
Equity securities:
Other	57,497	2,825	—	2,825	267,212	59,077	(5,417)	53,660

Total marketable investment securities	$807,040	$2,825	$(13,244)	$(10,419)	$491,185	$70,414	$(6,488)	$63,926

As of December 31, 2008, restricted and non-restricted marketable investment securities include debt securities of $744 million with contractual maturities of one year or less and $6 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position Number 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. We are not aware of any specific factors which indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations.

	Primary	As of December 31, 2008
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

Total		$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows (in thousands):

	Total Fair Value As of December 31,
	2008
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$807,040	$59,513	$747,527	$—
Other investment securities	107,963	12,000	72,142	23,821

Total assets at fair value	$915,003	$71,513	$819,669	$23,821

Changes in Level 3 instruments are as follows (in thousands):

Level 3
Investment
Securities
Balance as of January 1, 2008	$—
Net realized/unrealized gains/(losses) included in earnings	(47,457)
Net realized/unrealized gains/(losses) included in other comprehensive income	—
Purchases, issuances and settlements, net	71,278

Balance as of December 31, 2008	$23,821

Restricted Marketable Investment Securities
As of December 31, 2008, restricted marketable investment securities included amounts required under our letters of credit.
Marketable and Other Investment Securities
We have several strategic investments in certain equity securities which are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets. These investments are detailed by method of accounting below.

	As of December 31,
	2008	2007
	(In thousands)
Marketable and other investment securities:
Fair value method	$107,963	$—
Cost method	27,913	39,046
Equity method	20,841	20,114

Total marketable and other investment securities	$156,717	$59,160

We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Marketable and Other Investment Securities — Fair Value
We elect the fair value method for certain investments in affiliates whose equity is publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. For further discussion of our policy regarding fair value method accounting, see Note 2.
Marketable and Other Investment Securities —Cost and Equity
Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. For further discussion of our policy regarding cost and equity method accounting, see Note 2.
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
Master Investment Agreement with TerreStar
In February 2008, we completed several transactions under a Master Investment Agreement, dated as of February 5, 2008 between us, TerreStar Corporation (“TerreStar”) and TerreStar Networks, Inc. (“TerreStar Networks”). Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”). In addition, we acquired $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 (“15% PIK Notes”).
The Exchangeable Notes are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc. and mature in June 2014. The Exchangeable Notes are exchangeable for shares of TerreStar common stock based on a conversion price of $5.57 per share. TerreStar Networks may be obligated to repurchase all or part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks. Interest on the Exchangeable Notes is payable in additional Exchangeable Notes through March 2011 and cash thereafter. Additional cash interest may be payable in the event that certain milestones are not satisfied.
We also entered into a Purchase Money Credit Agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. Pursuant to a Security Agreement, dated as of February 5, 2008, from TerreStar Networks in favor of US Bank National Association, as Collateral Agent, TerreStar Networks granted a security interest to the Collateral Agent in certain of TerreStar Networks’ assets to be financed by the proceeds of the loan, including, among other things, the communications satellite and related raw materials, work-in-progress, and finished goods. As of December 31, 2008, we had advanced approximately $18 million to TerreStar Networks under the terms of this agreement.
Also, in February 2008, we entered into a Spectrum Agreement (“Spectrum Agreement”) with TerreStar, which provided for the lease to TerreStar of our holdings of 1.4 GHz spectrum along with an option for TerreStar to acquire the company through which we held these licenses in exchange for the issuance of 30 million shares of TerreStar’s common stock (“Common Stock”). In June 2008, TerreStar completed the acquisition of the company under the Spectrum Agreement and issued 30 million shares of Common Stock to us. The $68 million gain resulting from our sale of the company which held certain FCC authorizations was recorded in “Unrealized and gains (losses) changes in marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
We have two representatives on TerreStar’s board of directors and have the ability to exert significant influence. We currently account for all of our investments in TerreStar using the fair value method of accounting as we believe that the fair value approach provides our investors with the most meaningful information.
Previously we reported TerreStar summary financial information without a lag, however we have modified our disclosure to report the information on a one-quarter lag as TerreStar is a public company but not a “large accelerated filer,” as defined by the Securities and Exchange Commission. As such, the balance sheets are presented as of September 30 and the statement of operations include the twelve months ended September  30 for each respective period presented. This disclosure change does not impact the fair value accounting method or the related results in our Consolidated Statements of Operations for our investments in TerreStar. We rely on TerreStar’s management to provide us with accurate summary financial information. We are not aware of any errors in or possible misstatements of the financial information provided to us that would have a material effect on our Consolidated Financial Statements.

Balance Sheets (unaudited):	2008	2007
	(In thousands)
Assets
Current assets	$307,789	$225,378
Noncurrent assets	1,193,981	1,070,323

Total assets	$1,501,770	$1,295,701

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities	$45,431	$63,794
Long-term liabilities	880,371	550,791
Minority interest	—	18,715
Cumulative preferred dividend	408,500	408,500
Stockholders’ equity (deficit)	167,468	253,901

Total liabilities and stockholders’ equity (deficit)	$1,501,770	$1,295,701

Statement of Operations (unaudited):	2008	2007	2006
	(In thousands)
Operating expenses	$215,246	$152,366	$87,138

Net income (loss) from continuing operations	$—	$(25,254)	$(87,138)

Net income (loss)	$(286,757)	$(182,937)	$(203,004)

Net income (loss) available to common stockholders	$(314,418)	$(210,908)	$(230,608)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments
“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities — gains (losses) on sales/exchange	$16,195	$15,254	$8,706
Marketable investment securities — other-than-temporary impairments	(163,139)	—	—
Gain on sale of a company which held certain FCC authorizations	67,624	—	—
Other investment securities — other-than-temporary impairments	(10,475)	(12,183)	—

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$(89,795)	$3,071	$8,706

4. Inventories
Inventories consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Finished goods	$17,814	$16,969
Raw materials	16,756	4,042
Work-in-process	15,168	205

Subtotal	49,738	21,216
Inventory allowance	(3,245)	(173)

Inventories, net	$46,493	$21,043

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
5. Property and Equipment
Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2008	2007
		(In thousands)
Land	—	$28,267	$2,509
Buildings and improvements	1-40	217,676	17,482
Furniture, fixtures, equipment and other	1-10	718,715	41,292
Satellites:
EchoStar III	12	234,083	—
EchoStar IV — fully depreciated	N/A	78,511	—
EchoStar VI	12	244,305	—
EchoStar VIII	12	175,801	—
EchoStar IX	12	127,376	—
EchoStar XII	10	190,051	—
Satellites acquired under capital leases	10	329,241	—
Construction in process	—	285,593	185,411

Total property and equipment		$2,629,619	$246,694
Accumulated depreciation		(1,447,571)	(32,857)

Property and equipment, net		$1,182,048	$213,837

“Construction in process” consists of the following:

	As of December 31,
	2008	2007
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$230,443	$185,411
Uplinking equipment	47,516	—
Other	7,634	—

Construction in process	$285,593	$185,411

Depreciation and amortization expense consists of the following:

	As of December 31,
	2008	2007	2006
	(In thousands)
Satellites	$139,079	$—	$—
Furniture, fixtures, equipment and other	86,629	4,591	4,378
Identifiable intangible assets subject to amortization	32,606	4,628	1,176
Buildings and improvements	5,883	486	478

Total depreciation and amortization	$264,197	$9,705	$6,032

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Satellites
In connection with the Spin-off, DISH Network contributed six of its owned satellites and two of its satellite lease agreements to us. The two leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements.

			Original
		Degree	Useful Life/
	Launch	Orbital	Lease Term
Satellites	Date	Location	(In Years)
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	12
EchoStar VI	July 2000	72.7	12
EchoStar VIII	August 2002	77	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10

Leased:
AMC-15	December 2004	105	10
AMC-16	January 2005	85	10

Under Construction:
CMBStar (owned)	TBA
Nimiq 5 (leased)	Late 2009	72.7	15
QuetzSat-1 (leased)	2011	77	10
While we believe that overall our satellite fleet is generally in good condition, during 2008 and prior periods, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their commercial operation. There can be no assurance future anomalies will not cause further losses, which could further impact the remaining life or commercial operation of any of these satellites. See Note 2 for further discussion of evaluation of impairment in “Long-Lived Assets.” There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures.
Owned Satellites
EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS, which provides service to the entire continental United States, at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of past TWTA failures, only 18 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we can only operate on 15 of our 19 FCC authorized frequencies at the 61.5 degree location. While we do not expect a large number of additional TWTAs to fail in any year, and the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 transponders operating at approximately 240 watts per channel. EchoStar VIII also includes spot-beam technology. This satellite has experienced several anomalies since launch, but none have impacted commercial operation or reduced the 12-year estimated useful life of the satellite. However, there can be no assurance that future anomalies will not cause further losses which could materially impact its commercial operation, or result in a total loss of the satellite. EchoStar VIII was moved to the 77 degree orbital location during 2008.
EchoStar IX. EchoStar IX was designed to operate 32 fixed satellite service (“FSS”) band transponders in CONUS at approximately 110 watts per channel, along with transponders that can provide services in the Ka-Band (a “Ka-band payload”). The satellite also includes a C-band payload which is owned by a third party. Prior to 2008, EchoStar IX experienced anomalies resulting in the loss of three solar array strings and the loss of one of its three momentum wheels, two of which are utilized during normal operations. A spare wheel was switched in at the time. These anomalies have not impacted the 12-year estimated useful life or the commercial operation of the satellite.
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the original minimum 12-year design life of the satellite. Prior to 2008, eight solar array circuits on EchoStar XII have experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite which will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.
Leased Satellites
AMC-16. During the first quarter of 2008, SES Americom notified us that AMC-16 had experienced an anomaly and is no longer capable of operating at full capacity. Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity. Effective October 1, 2008, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $5 million.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. Intangible Assets
As of December 31, 2008 and 2007, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(75,104)	$4,640	$(373)
Customer relationships	23,600	(9,833)	23,600	(1,967)
Technology-based	73,297	(17,383)	50,297	(4,551)

Total	$287,463	$(102,320)	$78,537	$(6,891)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $33 million, $5 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Estimated future amortization of our identifiable intangible assets as of December 31, 2008 is as follows (in thousands):

For the Years Ending December 31,
2009	$33,342
2010	31,376
2011	25,001
2012	23,184
2013	23,176
Thereafter	49,064

Total	$185,143

7. Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets
During the year ended December 31, 2008, we recorded impairment charges in “Impairments of goodwill, indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss), detailed in the table below.

	For the Year Ended
	December 31, 2008
	Pre-Tax	After-Tax
	(In thousands)
Impairments of goodwill, indefinite-lived and long-lived assets:
Goodwill impairment	$247,253	$247,253
FCC authorization impairment	38,720	33,434
Satellite impairments:
AMC-15	137,955	85,339
AMC-16	79,745	49,331
CMBStar	85,000	52,581
Casualty loss — AMC-14	12,799	7,918
Other impairments	11,273	8,678
Total impairments of goodwill, indefinite-lived and long-lived assets	$612,745	$484,534

The after tax amounts presented in the table above consider their specific tax attributes including the effect of any required valuation allowance for deferred tax assets (see Note 9).
During the years ended December 31, 2007 and 2006, we did not record any “Impairments of goodwill, indefinite-lived and long-lived assets.” See further discussion of 2008 impairments below.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Goodwill and Indefinite-Lived Asset Impairments
In accordance with SFAS 142, we assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. During the fourth quarter of 2008, our market capitalization fell significantly below the carrying amount of our consolidated net assets.
Goodwill Impairment. The fair value of goodwill carried in our “Digital Set-Top Box” reporting unit was determined using a discounted cash flow model. The discounted cash flows were based on probability weighted financial forecasts developed by management. This model used Level 3 inputs as defined in SFAS 157. The implied fair value of goodwill was measured as the difference between the fair value of the “Digital Set-Top Box” reporting unit and the reporting unit’s carrying value.
Based on this assessment, during the fourth quarter of 2008, we recorded a $247 million impairment charge. This impairment was the result of the significant decline in the fair value of our “Digital Set-Top Box” reporting unit caused by the weakening economic conditions and the effect of those conditions on our expected cash flows.
FCC Authorization Impairment. Prior to September 30, 2008, we held certain FCC licenses with an aggregate carrying amount of $43 million in our “All Other” reporting unit. During the third quarter of 2008, as a result of the weakening domestic economy, we determined that we no longer plan to invest additional amounts to exploit these assets. As a result of this change in the business environment and changes in our business plan for these assets, in the third quarter of 2008, we determined that we had a triggering event related to these FCC frequencies. Based on this triggering event we performed an impairment review of these assets using Level 3 inputs, as defined by SFAS 157, in a discounted cash flow model to determine our estimated fair value. Based on this assessment, we recorded an impairment charge of $39 million.
Long-Lived Asset Impairments
We account for impairments of long-lived assets in accordance with the provisions of SFAS 144, which requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable.
AMC-15 and AMC-16 Impairments. In connection with the Spin-off, the satellite lease agreements for AMC-15 and AMC-16, two in-orbit satellites with substantial unused satellite capacity, were contributed to us by DISH Network. These assets are part of our “Satellite Services” business. Our business plan contemplated sufficient cash inflows to support the carrying amount of these satellites. However, during the fourth quarter of 2008, due to our inability to successfully generate planned cash inflows from business opportunities, together with a decrease in demand for satellite services as a result of the weakening economy we performed an impairment analysis in accordance with SFAS 144 and determined that the respective undiscounted cash flows would not recover the carrying amount of these satellites. We estimated the fair values of these satellites using a discounted cash flow model based on discrete financial forecasts developed by management. The discounted cash flow models used Level 3 inputs as defined by SFAS 157.
Based on the results of this analysis, the carrying value of AMC-15 and AMC-16 exceeded the fair value by $138 million and $80 million, respectively, and we recorded these amounts as impairment charges during the fourth quarter of 2008. These assets are included in our “Satellite Services” segment.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
CMBStar Impairment. In connection with the Spin-off, DISH Network contributed to us, a satellite under construction, CMBStar. We have suspended construction of the CMBStar satellite and during April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. During the second and third quarters of 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse changes in the business climate and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis in accordance with SFAS 144 and determined that the undiscounted cash flows would not recover the carrying amount of this satellite. We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values). The valuation model used Level 3 inputs as defined by SFAS 157.
Based on the results of this analysis, the carrying value of CMBStar exceeded its fair value by $85 million and we recorded an impairment charge. This asset is included in our “All Other” segment.
AMC-14 Casualty Loss. During March 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during the first quarter of 2008 and were attributed to our “Satellite Services” segment. The insurance proceeds were collected during the second quarter of 2008.
8. Long-Term Debt
Capital Lease Obligations, Mortgages and Notes Payable
Capital lease obligations, mortgages and notes payable consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$327,462	$—
Other equipment financed under capital lease obligations	11,101	—
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	7,577	—
8% mortgage payable due in installments through 2015	299	3,709

Total	$346,439	$3,709
Less current portion	(52,778)	(1,365)

Capital lease obligations, mortgages and other notes payable, net of current portion	$293,661	$2,344

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
As of December 31, 2008, we had $329 million capitalized for satellites under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $219 million.
Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2008 are as follows:

For the Years Ended December 31,
2009	$95,525
2010	86,580
2011	85,523
2012	85,414
2013	85,414
Thereafter	80,659

Total minimum lease payments	519,115
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(85,784)

Net minimum lease payments	433,331
Less: Amount representing interest	(94,768)

Present value of net minimum lease payments	338,563
Less: Current portion	(52,137)

Long-term portion of capital lease obligations	$286,426

9. Income Taxes
After the Spin-off. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. We follow the guidelines set forth in SFAS 109 regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In accordance with SFAS 109, we periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Our deferred tax assets included tax effected net operating losses (“NOL”) and credits of $8 million as of December 31, 2008.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The components of pretax income (loss) are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Domestic	$(1,032,812)	$(84,408)	$(34,010)
Foreign	(7,869)	1,213	2,923

Total	$(1,040,681)	$(83,195)	$(31,087)

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current (provision) benefit:
Federal	$(55,166)	$—	$—
State	(7,953)	—	—
Foreign	(2,212)	(1,745)	(2,784)

	(65,331)	(1,745)	(2,784)

Deferred (provision) benefit:
Federal	297,201	5,731	311
State	42,846	3,089	1,895
Foreign	—	(360)	(291)
Decrease (increase) in valuation allowance	(178,036)	(8,820)	(2,206)

	162,011	(360)	(291)

Total benefit (provision)	$96,680	$(2,105)	$(3,075)

The actual tax provisions for 2008, 2007 and 2006 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2008	2007	2006
	% of pre-tax (income)/loss
Statutory rate	35.0	35.0	35.0
State income taxes, net of Federal benefit	2.3	3.7	3.4
Foreign taxes and income not U.S. taxable	(0.5)	(3.0)	(9.0)
Stock option compensation	0.1	(0.8)	(1.7)
Intercompany adjustment	—	(26.8)	(33.2)
Cumulative change in state tax rate, net of Federal benefit	—	—	2.7
Goodwill impairment	(8.3)	—	—
Decrease (increase) in valuation allowance	(17.1)	(10.6)	(7.1)
Other	(2.2)	—	—

Total benefit (provision) for income taxes	9.3	(2.5)	(9.9)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$8,462	$53,162
Unrealized (gains) losses on investments	307,436	51,872
Accrued expenses	8,286	1,064
Stock compensation	8,424	7,750
Research and development credits	722	2,706
State taxes net of federal effect	31,702	3,564
Other	2,553	4

Total deferred tax assets	367,585	120,122
Valuation allowance	(233,577)	(72,900)

Deferred tax asset after valuation allowance	134,008	47,222

Deferred tax liabilities:
Equity method investments	3,856	603
Depreciation, amortization and intangible assets	111,853	20,692
Other	768	1,902
Other comprehensive income	—	24,676

Total deferred tax liabilities	116,477	47,873

Net deferred tax asset (liability)	$17,531	$(651)

Current portion of net deferred tax asset (liability)	$9,484	$—
Noncurrent portion of net deferred tax asset (liability)	8,047	(651)

Total net deferred tax asset (liability)	$17,531	$(651)

Our deferred tax assets included tax effected net operating losses (“NOL”) and credits of $53 million as of December 31, 2007. The NOL’s and credits represent the amounts that were apportioned to these entities in accordance with the Internal Revenue Code and Treasury Regulations as a result of our separation from DISH Network. The NOL’s and credits decreased $22 million for the year ended December 31, 2007 to correspond to the apportionment of DISH Network’s consolidated tax group’s tax attributes as adjusted for the 2007 utilization of NOL’s in consolidation. The impact of these allocation rules on the tax attributes determined on a separate company basis is reflected as an intercompany adjustment in the statutory income tax rate reconciliation above. The federal NOL carryforwards begin to expire in 2020, state NOL’s begin to expire in 2019, and the credits will begin to expire in the year 2010. In conjunction with the acquisition of Sling Media, additional NOLs of $58 million were acquired, which were subject to a Section 382 limitation. This limitation did not allow for the full utilization of the acquired NOLs in one year.
Overall, our net deferred tax assets are offset by a valuation allowance of $234 million and $73 million as of December 31, 2008 and 2007, respectively. The increase in the valuation allowance primarily relates to unrealized losses on marketable investment securities and other investments. We evaluated and assessed the expected near-term utilization of NOL’s, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2008 and 2007.
We have elected to treat our portion of all foreign subsidiary earnings through December 31, 2008 as permanently reinvested under the accounting guidance of SFAS 109. As such, we have not recognized a deferred tax liability for the outside basis difference in our investment in those foreign subsidiaries. As of December 31, 2008, approximately $13 million of undistributed earnings attributable to foreign subsidiaries was considered to be permanently reinvested.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Accounting for Uncertainty in Income Taxes
In addition to filing federal income tax returns, we and one or more of our subsidiaries will file income tax returns in all states that impose an income tax. We are not currently subject to any to U.S. federal, state or local income tax examinations. We also file income tax returns in the United Kingdom, The Netherlands, Spain and a number of other foreign jurisdictions where we have insignificant operations. We are generally open to income tax examination in these foreign jurisdictions by tax authorities in taxable years beginning in 2003 forward. As of December 31, 2008, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$800
Additions based on tax positions related to the current year	14,381

Balance as of December 31, 2008	$15,181

We have $15 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect to pay or effectively settle any of this amount within the next twelve months.
Accrued interest and penalties on uncertain tax positions are recorded as a component of “Other income (expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2008, we recorded no interest and penalty expense to earnings.
10. Stockholders’ Equity (Deficit)
Common Stock
The Class A, Class B and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock. There are no shares of Class C common stock outstanding.
Each holder of Class D common stock is not entitled to a vote on any matter. Each share of Class D common stock is entitled to receive dividends and distributions upon liquidation on a basis equivalent to that of the Class A common stock. There are no shares of Class D common stock outstanding.
Preferred Stock
Our board of directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions of the series, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series. Our board of directors may, without stockholder approval, issue additional preferred stock of existing or new series with voting and other rights that could adversely affect the voting power of the holders of common stock and could have certain anti-takeover effects.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Common Stock Repurchase Program
Our board of directors previously authorized stock repurchases of up to $1.0 billion of our Class A common stock. Effective November 6, 2008, the board extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we were authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. During the period January 1, 2008 through November 6, 2008, we repurchased 1.9 million shares of our common stock for $42 million. Subsequent to that date, we repurchased 1.7 million shares of our common stock for $26 million. As of December 31, 2008, $474 million remained available under this plan for share repurchases.
11. Employee Benefit Plans
Employee Stock Purchase Plan
Prior to the Spin-off, EchoStar employees participated in DISH Network’s employee stock purchase plan (the “DISH Network ESPP”). During 2007 and 2006, our employees purchased approximately 24,600 and 20,700 shares of DISH Network’s Class A common stock through the DISH Network ESPP, respectively. As of January 1, 2008, EchoStar employees are no longer eligible to participate in the DISH Network ESPP.
Effective January 1, 2008, our employees participate in EchoStar’s employee stock purchase plan (the “ESPP”). Approximately 173,000 shares of Class A common stock were issued under the plan in connection with the Spin-off. At December 31, 2008, we had 114,000 shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During 2008, employees purchased approximately 73,000 shares of Class A common stock through the ESPP.
401(k) Employee Savings Plan
Our employees participate in DISH Network’s 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Expense recognized related to matching 401(k) contributions, net of forfeitures, totaled $1 million for the year ended December 31, 2008 and less than $1 million during the each of the years ended December 31, 2007 and 2006.
We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Discretionary stock contributions, net of forfeitures, to the 401(k) Plan were $1 million for the year ended December 31, 2008 and $2 million during each of the years ended December 31, 2007 and 2006.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
12. Stock-Based Compensation
We account for our stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R (As Amended), “Share-Based Payment” (“SFAS 123R”), which (i) revises Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”) to eliminate both the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and (ii) requires the cost resulting from all share-based payment transactions with employees be recognized in the results of operations over the period during which an employee provides the requisite service in exchange for the award and establishes fair value as the measurement basis of the cost of such transactions.
Stock Incentive Plans
In connection with the Spin-off, as provided in DISH Network’s existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two stock options as follows:
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of December 31, 2008, we had outstanding under these plans stock options to acquire 5.2 million shares of our Class A common stock and 0.3 million restricted stock awards. Stock options granted through December 31, 2008 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our stock options have been subject to vesting, typically at the rate of 20% to 25% per year, however, some stock options have been granted with immediate vesting and other stock options vest only upon the achievement of certain company-wide objectives. As of December 31, 2008, we had 9.5 million shares of our Class A common stock available for future grant under our stock incentive plans.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
As of December 31, 2008, the following stock incentive awards were outstanding:

	As of December 31, 2008
	EchoStar Awards		DISH Network Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by EchoStar employees	3,461,701	186,990	3,567,737	934,999
Held by DISH Network employees	1,722,714	85,866	N/A	N/A

Total	5,184,415	272,856	3,567,737	934,999

We are responsible for fulfilling all stock incentive awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock incentive awards related to DISH Network common stock, regardless of whether such stock incentive awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123R, our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock incentive awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.
Stock Award Activity
Our stock option activity (including performance and non-performance based stock options) for the year ended December 31, 2008 was as follows:

	For the Year Ended
	December 31, 2008
		Weighted-
		Average
		Exercise
	Options	Price

Total options outstanding, beginning of period	4,182,755	$22.96
Granted	2,498,500	29.33
Exercised	(228,090)	21.77
Forfeited and cancelled	(1,268,750)	12.63

Total options outstanding, end of period	5,184,415	28.61

Performance based options outstanding, end of period (1)	885,650	25.61

Exercisable at end of period	1,296,512	29.45

(1)	These stock options, which are included in the caption “Total stock options outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
We realized $2 million of tax benefits from stock options exercised during the year ended December 31, 2008. DISH Network received all cash proceeds and realized all tax benefits related to the exercise of stock options by EchoStar employees during 2007 and 2006. Based on the closing market price of our Class A common stock on December 31, 2008, the aggregate intrinsic value of our outstanding stock options was $0.4 million. Of that amount, stock options with an aggregate intrinsic value of $0.3 million were exercisable at the end of the period.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Our restricted stock award activity (including performance and non-performance based stock options) for the year ended December 31, 2008 was as follows:

	For the Year Ended
	December 31, 2008
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	343,386	$29.69
Granted	—	—
Exercised	(56,000)	31.24
Forfeited and cancelled	(14,530)	29.14

Total restricted stock awards outstanding, end of period	272,856	29.40

Restricted performance units outstanding, end of period (1)	108,856	26.42

(1)	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
Exercise prices for stock options outstanding and exercisable as of December 31, 2008 are as follows:

			Options Outstanding			Options Exercisable
			Number	Weighted-			Weighted-
			Outstanding	Average	Weighted-	Number	Average	Weighted-
			as of	Remaining	Average	Exercisable as	Remaining	Average
			December 31,	Contractual	Exercise	of December	Contractual	Exercise
			2008	Life	Price	31, 2008	Life	Price
$0.07	-	$6.00	39,244	6.69	$2.23	24,602	6.01	$2.08
$6.01	-	$20.00	41,874	2.86	10.99	36,479	2.04	11.66
$20.01	-	$29.00	2,250,577	6.38	25.37	945,018	5.85	25.42
$29.01	-	$31.00	2,353,300	9.25	29.54	1,800	4.50	29.22
$31.01	-	$40.00	288,820	7.74	35.40	78,013	6.06	34.53
$40.01	-	$67.00	210,600	1.43	51.90	210,600	1.43	51.90

$0.07	-	$67.00	5,184,415	7.53	28.61	1,296,512	5.04	29.45

Long-Term Performance-Based Plans
1999 LTIP. In 1999, DISH Network adopted a long-term, performance-based stock incentive plan (the “1999 LTIP”) within the terms of its 1995 Stock Incentive Plan. All stock options under the 1999 LTIP expired on December 31, 2008 because the performance condition was not achieved.
2005 LTIP. In 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”), that our employees participated in, within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock options is subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
of the goal was not probable as of December 31, 2008, that assessment could change at any time.
In accordance with SFAS 123R, if all of the awards under the 2005 LTIP were vested and the goal had been met or if we had determined that the goal was probable during the year ended December 31, 2008, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goals are met and there are unvested stock options at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$18,344	$5,259
EchoStar awards held by EchoStar employees	3,725	1,068

Total	$22,069	$6,327

Of the 5.2 million stock options and 0.3 million restricted stock awards outstanding under our stock incentive plans as of December 31, 2008, the following awards were outstanding pursuant to the 2005 LTIP:

	As of December 31, 2008
		Weighted-
	Number	Average
	of	Exercise
	Awards	Price
Stock Options	885,650	$25.61
Restricted Performance Units	108,856

Total	994,506

No awards were granted under the 2005 LTIP during the year ended December 31, 2008.
Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2008, 2007, and 2006 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Satellite services, digital broadcast operations and other cost of sales	$722	$—	$—
Research and development expenses	6,901	2,321	1,422
Selling, general and administrative expenses	15,982	2,838	1,738

Total non-cash, stock-based compensation	$23,605	$5,159	$3,160

As of December 31, 2008, our total unrecognized compensation cost related to our non-performance based unvested stock options was $50 million and includes compensation expense that we will recognize for DISH Network stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the years ended December 31, 2008, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

For the Years Ended December 31,
Stock Options	2008	2007(1)	2006(1)
Risk-free interest rate	2.74% - 3.42%	3.51% - 5.19%	4.49% - 5.22%
Volatility factor	19.98% - 24.90%	18.10% - 24.84%	24.71% - 25.20%
Expected term of options in years	6.0 - 6.1	2.5 - 10.0	6.0 - 10.0
Weighted-average fair value of options granted	$7.63 - $9.29	$7.19 - $48.20	$6.30 - $17.78

(1)	Prior to January 1, 2008, our employees participated in DISH Network’s stock incentive plans. The assumptions listed above for 2007 and 2006 represent the values used in DISH Network’s Black-Scholes option pricing model.
We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of stock options for our stock as new events or changes in circumstances become known.
13. Acquisition of Sling Media, Inc.
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
The purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows:

Final
Purchase Price
Allocation
(In thousands)
Tangible assets	$28,779
Prepaid compensation costs	11,844
Other non-current assets (a)	(8,969)
Acquisition intangibles	61,800
In-process research and development	22,200
Goodwill (b)	247,053
Current liabilities	(18,604)
Long-term liabilities	(2,259)

Total purchase price	$341,844

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(a)	Represents the elimination of DISH Network’s previously recorded 6% non-controlling interest in Sling Media.

(b)	Goodwill of $247 million was determined to be impaired during the fourth quarter of 2008. For further discussion, please see Note 7.
The total $62 million of acquired intangible assets resulting from the Sling Media transactions is comprised of technology-based intangibles and trademarks totaling approximately $34 million with estimated weighted-average useful lives of seven years, reseller relationships totaling approximately $24 million with estimated weighted-average useful lives of three years and contract-based intangibles totaling approximately $4 million with estimated weighted-average useful lives of four years. The in-process research and development costs of $22 million were expensed to “Research and development expense” upon acquisition in accordance with SFAS 141. The goodwill recorded as a result of the acquisition is not deductible for income tax purposes.
The results of operations of Sling Media from the date of acquisition have been included in our consolidated financial statements. The following unaudited pro forma information shows the results of operations for 2007 and 2006 as if the Sling Media acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands):

	For the Years Ended
	December 31,
	2007	2006
	(In thousands)
Revenue	$1,567,285	$1,539,047

Net income (loss)	$(99,246)	$(59,658)

14. Commitments and Contingencies
Commitments
Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Satellite-related obligations	$1,303,251	$184,289	$149,849	$59,128	$80,677	$78,841	$750,467
Capital lease obligations	338,563	52,136	47,983	51,924	57,258	63,198	66,064
Operating lease obligations	14,014	5,663	4,107	2,032	977	788	447
Purchase obligations	1,438,417	1,435,084	3,333	—	—	—	—
Mortgages and other notes payable	7,876	641	693	748	808	873	4,113
Other long-term obligations	94,212	82,388	11,824	—	—	—	—

Total	$3,196,333	$1,760,201	$217,789	$113,832	$139,720	$143,700	$821,091

Future commitments related to satellites, including one satellite launch contract, is included in the table above under “Satellite-related obligations.”
In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Satellite-Related Obligations
Satellites Under Construction. We have contracts to lease capacity on two satellites currently under construction which are expected to be completed between 2009 and 2011. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”
•	Nimiq 5. In March 2008, we entered into a fifteen-year satellite service agreement with Bell TV, formerly known as Bell ExpressVu, to lease 16 DBS transponders on Nimiq 5, a Canadian DBS satellite. Nimiq 5 is expected to be launched in the second half of 2009 and will operate at the 72.7 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite.

•	QuetzSat-1. In November 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.
Purchase Obligations
Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.
Rent Expense
For the years ended December 31, 2008, 2007, and 2006, total rent expense for operating leases approximated $12 million, $2 million and $1 million, respectively.
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
Contingencies
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
In July 2006, DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that they and we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Trial is not currently scheduled. The District Court has stayed our action until the Federal Circuit has resolved DirecTV’s appeal. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 (the ‘158 patent) and 4,930,160 (the ‘160 patent). The ‘158 patent is entitled “Selective Video Playing System” and the ‘160 patent is entitled “Automatic Censorship of Video Programs.” Both patents are expired and relate to certain parental lock features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226 entitled “Conditional Motion Compensated Interpolation Of Digital Motion Video,” 5,227,878 entitled “Adaptive Coding and Decoding of Frames and Fields of Video,” 5,136,377 entitled “Adaptive Non-linear Quantizer,” 5,500,678 entitled “Optimized Scanning of Transform Coefficients in Video Coding,” and 5,563,593 entitled “Video Coding with Optimized Low Complexity Variable Length Codes.” The patents relate to encoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 (the ‘952 patent). The ‘952 patent is entitled “Television Receiver Having Memory Control for Tune-By-Label Feature,” and relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, approximately $105 million was released by DISH Network from an escrow account to Tivo.
In addition, we have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have formal legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held on February 17-19, 2009 and the Court will rule after receiving the parties’ post-trial briefs. In January 2009, the Patent and Trademark Office (“PTO”) granted our Petition for Re-Examination of the software claims of Tivo’s ‘389 patent, which are the subject of Tivo’s current motion for contempt. The PTO found that there is a ‘substantial new question’ of patentability as to the software claims in light of prior patents that appear to render Tivo’s ‘389 patent invalid as obvious.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
15. Segment Reporting
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
•	“Digital Set-Top Box” Business — which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•	“Satellite Services” Business — which uses our eight owned or leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which the disclosure requirements of SFAS 131 do not apply.

	Digital	Satellite
	Set-Top Box	Services	All		Consolidated
	Business	Business	Other	Eliminations	Total
	(In thousands)
Year Ended December 31, 2008
Total revenue	$1,940,915	$189,166	$20,459	$(20)	$2,150,520
Depreciation and amortization	104,903	141,701	17,593	—	264,197
Total costs and expenses	2,231,756	422,539	136,839	(20)	2,791,114
Interest income	1,093	—	84,477	(2,456)	83,114
Interest expense, net of amounts capitalized	(641)	(31,241)	(2,483)	2,456	(31,909)
Other	(18,736)	4	(432,560)	—	(451,292)
Income tax benefit (provision), net	123,392	105,659	(132,371)	—	96,680
Net income (loss)	(185,733)	(158,951)	(599,317)	—	(944,001)

Year Ended December 31, 2007
Total revenue	$1,544,065	$—	$—	$—	$1,544,065
Depreciation and amortization	9,705	—	—	—	9,705
Total costs and expenses	1,630,444	—	—	—	1,630,444
Interest income	10,459	—	—	—	10,459
Interest expense, net of amounts capitalized	(796)	—	—	—	(796)
Other	(6,479)	—	—	—	(6,479)
Income tax benefit (provision), net	(2,105)	—	—	—	(2,105)
Net income (loss)	(85,300)	—	—	—	(85,300)

Year Ended December 31, 2006
Total revenue	$1,525,320	$—	$—	$—	$1,525,320
Depreciation and amortization	6,032	—	—	—	6,032
Total costs and expenses	1,562,767	—	—	—	1,562,767
Interest income	831	—	—	—	831
Interest expense, net of amounts capitalized	(1,059)	—	—	—	(1,059)
Other	6,588	—	—	—	6,588
Income tax benefit (provision), net	(3,075)	—	—	—	(3,075)
Net income (loss)	(34,162)	—	—	—	(34,162)

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Geographic Information and Transactions with Major Customers
Geographic Information. Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. International revenue includes transactions with customers in Europe, Africa, South America and the Middle East The following table summarizes total long-lived assets and revenue attributed to foreign locations:

	United
	States	Europe	Asia	Total
		(In thousands)
Long-lived assets, including FCC authorizations
As of December 31, 2008	$1,285,096	$16,279	$135,626	$1,437,001

As of December 31, 2007	$379,826	$12,679	$184,279	$576,784

Revenue
2008	$2,075,451	$75,069	$—	$2,150,520

2007	$1,436,109	$107,956	$—	$1,544,065

2006	$1,446,926	$78,394	$—	$1,525,320

Transactions with Major Customers. During the years ended December 31, 2008, 2007 and 2006, United States revenue in the table above primarily included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Total revenue:
DISH Network	$1,859,446	$1,293,973	$1,282,125
Bell TV	180,470	164,627	186,387
Other	110,604	85,465	56,808

Total revenue	$2,150,520	$1,544,065	$1,525,320

Percentage of total revenue:
DISH Network	86.5%	83.8%	84.1%

Bell TV	8.4%	10.7%	12.2%

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
16. Valuation and Qualifying Accounts
Our valuation and qualifying accounts as of December 31, 2008, 2007 and 2006 are as follows:

	Balance at	Charged to Costs		Balance at End of
	Beginning of Year	and Expenses	Deductions	Year
		(In thousands)
Allowance for doubtful accounts
For the years ended:
December 31, 2008	$51	$6,432	$699	$7,182
December 31, 2007	$823	$(9)	$(763)	$51
December 31, 2006	$243	$660	$(80)	$823

Allowance for inventory
For the years ended:
December 31, 2008	$173	$3,644	$(572)	$3,245
December 31, 2007	$449	$—	$(276)	$173
December 31, 2006	$910	$187	$(648)	$449
17. Quarterly Financial Data (Unaudited)
Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
		(In thousands)
Year ended December 31, 2008:
Total revenue	$554,571	$483,340	$616,173	$496,436
Operating income (loss)	13,661	(2,389)	2,081	(653,947)
Net income (loss)	5,701	47,824	(307,930)	(689,596)
Basic income per share	$0.06	$0.53	$(3.43)	$(7.73)
Diluted income per share	$0.06	$0.53	$(3.43)	$(7.73)

Year ended December 31, 2007:
Total revenue	$447,763	$330,589	$404,416	$361,297
Operating income (loss)	(17,972)	(13,489)	(8,707)	(46,211)
Net income (loss)	(18,504)	(14,789)	(6,650)	(45,357)
Basic income per share (1)	$(0.21)	$(0.16)	$(0.07)	$(0.51)
Diluted income per share (1)	$(0.21)	$(0.16)	$(0.07)	$(0.51)

Year ended December 31, 2006:
Total revenue	$365,509	$390,107	$377,283	$392,421
Operating income (loss)	(6,101)	1,891	(15,766)	(17,471)
Net income (loss)	(6,940)	4,616	(18,162)	(13,676)
Basic income per share (1)	$(0.08)	$0.05	$(0.20)	$(0.15)
Diluted income per share (1)	$(0.08)	$0.05	$(0.20)	$(0.15)

(1)	For all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
18. Related Party Transactions
Related Party Transactions with NagraStar
During the years ended December 31, 2008, 2007 and 2006, we purchased security access devices from NagraStar of $47 million, $55 million and $56 million, respectively. As of December 31, 2008 and 2007, amounts payable to NagraStar totaled $33 million and $3 million, respectively. Additionally, as of December 31, 2008, we were committed to purchase $29 million of security access devices from NagraStar.
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
Pursuant to the commercial agreements we entered into with DISH Network, we will sell equipment, including digital set-top boxes, to DISH Network and we will provide digital broadcast operations and other products and services to DISH Network. Generally, all agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin, which varies depending on the nature of the products and services provided. These commercial agreements also provide for an arbitration mechanism in the event we are unable to reach agreement with DISH Network as to the additional amounts payable for products and services, under which the arbitrator will determine the additional amounts payable by reference to fair market value of the products and services supplied.
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The management services agreement is for a one year period, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days’ prior written notice, (ii) by DISH Network at the end of any renewal term, upon at least 180 days’ prior notice; and (iii) by DISH Network upon written notice to us, following certain changes in control.
Real Estate Lease Agreement. During 2008, we entered into an agreement to sublease space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.
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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.
Other DISH Network transactions
Nimiq 5 Lease Agreement. On March 11, 2008, we entered into a satellite service agreement with Bell TV which provides to us service on 16 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell TV currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. On March 11, 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on all of the DBS transponders covered by the transponder service agreement. DISH Network guaranteed certain of our obligations under the transponder service agreement.
Under the terms of the satellite service agreement, we will make certain up-front payments to Bell TV through the service commencement date on the Nimiq 5 satellite and thereafter will make certain monthly payments to Bell TV for the remainder of the service term. Unless earlier terminated under the terms and conditions of the satellite service agreement, the service term will expire fifteen years following the actual service commencement date of the Nimiq 5 satellite. Upon expiration of this initial term, we have the option to continue to receive service on the Nimiq 5 satellite on a month-to-month basis. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, we have certain rights to receive service from Bell TV on a replacement satellite.
Under the terms of the transponder service agreement, DISH Network will make certain monthly payments to us commencing when the Nimiq 5 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the transponder service agreement, the service term will expire ten years following the date it is placed in service. Upon expiration of the initial term, DISH Network has the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.
QuetzSat-1 Lease Agreement. On November 24, 2008, we entered into a satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the new QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. SES will start the procurement process for the QuetzSat-1 satellite immediately. On November 24, 2008, we also entered into a transponder service agreement with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders. The remaining eight DBS transponders on the QuetzSat-1 satellite are expected to be used by DISH Mexico.
Under the terms of the satellite service agreement we will make certain up-front payments to SES through the service commencement date on the QuetzSat-1 satellite and thereafter will make certain monthly payments to SES for the remainder of the service term. Unless earlier terminated under the terms and conditions of the satellite service agreement, the service term with SES will expire ten years following the actual service commencement date of the QuetzSat-1 satellite. Upon expiration of the initial term, we have the option to renew the satellite service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, we have certain rights to receive service from SES on a replacement satellite.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Under the terms of the transponder service agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the transponder service agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.
DISH Mexico. In November 2008, we entered into a joint venture for direct-to-home, or DTH, service in Mexico through several arrangements that provide us an approximate 24% indirect economic interest in DISH Mexico, S. de R.L. de C.V., or DISH Mexico. In accordance with the terms of the arrangements, we provide certain broadcast services and transponder services and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period. The remaining commitments as of December 31, 2008 owed pursuant to the agreement are included in the “Commitments” table in Note 14. Of the total commitment, approximately $42 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of cash, certain services or equipment. As of December 31, 2008, we had invested approximately $8 million of cash and contributed equipment in DISH Mexico.