Form 10-K/A
period 2008-12-31
EchoStar CORP
filed 2009-03-16
CIK 1415404

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.3

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Included as Exhibit 99.3 to this Form 10-K/A are the consolidated financial statements and related footnotes (collectively, “the financial statements”) of the company’s noncontrolled affiliate, TerreStar Corporation (“TerreStar”). We are required to include the TerreStar financial statements in Form 10-K/A due to TerreStar meeting certain tests of significance under SEC Rule S-X 3-09. The financial statements are prepared by TerreStar in accordance with generally accepted accounting principles (GAAP). The management of TerreStar is solely responsible for the form and content of the TerreStar financial statements. We have no responsibility for the form or content of the TerreStar financial statements since we do not control TerreStar and are not involved in the day-to-day management of TerreStar.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Exhibits
Item 15 on pages 62 through 66 of the Annual Report on Form 10-K for the fiscal year ended December 31,2008 is amended by the addition of the following exhibits:
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification by Chairman, President and Chief Executive Officer.

31.2	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1	Section 906 Certification by Chairman, President and Chief Executive Officer.

32.2	Section 906 Certification by Executive Vice President and Chief Financial Officer.

99.3	Audited Consolidated Financial Statements of TerreStar Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR CORPORATION
By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President, and Chief Financial Officer

Date: March 16, 2009

3