Form 10-Q
period 2009-03-31
EchoStar CORP
filed 2009-05-11
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number: 001-33807
EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

100 Inverness Terrace East
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip code)
(303) 706-4000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2009, the registrant’s outstanding common stock consisted of 39,065,070 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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
The risks and uncertainties include, but are not limited to, the following:
General Risks Affecting Our Business
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•	We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss as a customer of, or a significant reduction in orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

•	Adverse developments in DISH Network’s business, such as the recent termination of its distribution relationship with AT&T, may adversely affect us.

•	We currently have substantial unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to utilize more of this capacity.

•	Our sales to DISH Network could be terminated or substantially curtailed on short notice which would have a detrimental effect on us.

•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.

•	We may experience significant financial losses on our existing investments.

•	We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.

•	We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

•	If we are unable to properly respond to technological changes, our business could be significantly harmed.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

i

Risks Affecting Our “Digital Set-Top Box” Business
•	We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

•	Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and internet protocol television.

•	Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

•	We may be exposed to the risk of inflation which could have a material adverse effect on our results of operations.

•	The average selling price of our digital set-top boxes may decrease, which could negatively impact our financial position and results of operations.

•	Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

•	Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.

•	The digital set-top box business is extremely competitive.

•	We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.

•	Our digital set-top boxes are highly complex and may experience quality or supply problems.

•	If significant numbers of television viewers are unwilling to pay for premium programming packages that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

•	Our reliance on a single supplier or a limited number of suppliers for several key components used in our digital set-top boxes could restrict production and result in higher digital set-top box costs.

•	Our future growth depends on market acceptance of high definition, or HD, television.

•	If we are unsuccessful in defending Tivo’s litigation against us, we could be prohibited from offering DVR technology that would in turn put us at a significant disadvantage to our competitors.
Risks Affecting Our “Satellite Services” Business
•	We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•	Our satellites are subject to significant operational and atmospheric risks that could limit our ability to utilize these satellites.

•	Our satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.

•	Our satellites are subject to risks related to launch that could limit our ability to utilize these satellites.

•	Our “Satellite Services” business is subject to risks of adverse government regulation.

•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	We may not be aware of certain foreign government regulations.

•	Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

ii

Risks Relating to the Spin-Off
•	We have potential conflicts of interest with DISH Network due to our common ownership and management.
Risks Relating to our Common Stock and the Securities Market
•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We are controlled by one principal shareholder who is our Chairman, President and Chief Executive Officer.

•	We do not intend to pay dividends for the foreseeable future.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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

iii

Item 1. FINANCIAL STATEMENTS
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$147,517	$24,467
Marketable investment securities	782,888	804,194
Trade accounts receivable — DISH Network, net of allowance for doubtful accounts of zero	315,992	297,629
Trade accounts receivable — other, net of allowance for doubtful accounts of $4,819 and $7,182, respectively	26,088	29,216
Inventories, net	39,615	46,493
Deferred tax assets	14,002	9,484
Other current assets	27,282	17,230

Total current assets	1,353,384	1,228,713

Noncurrent Assets:
Restricted cash and marketable investment securities	2,846	2,846
Property and equipment, net of accumulated depreciation of $1,494,969 and $1,447,571, respectively	1,163,764	1,182,048
FCC authorizations	69,810	69,810
Deferred tax assets	—	8,047
Intangible assets, net	176,824	185,143
Marketable and other investment securities	182,796	156,717
Other noncurrent assets, net	52,086	56,475

Total noncurrent assets	1,648,126	1,661,086

Total assets	$3,001,510	$2,889,799

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$205,488	$205,660
Trade accounts payable — DISH Network	24,474	21,570
Accrued expenses and other	94,447	89,324
Current portion of capital lease obligations, mortgages and other notes payable	51,027	52,778

Total current liabilities	375,436	369,332

Long-term obligations, net of current portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	282,275	293,661
Deferred tax liabilities	33,644	—
Other long-term liabilities	15,307	15,220

Total long-term obligations, net of current portion	331,226	308,881

Total liabilities	706,662	678,213

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,433,772 and 42,382,704 shares issued, 38,815,276 and 38,764,208 shares outstanding, respectively	42	42
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,252,108	3,248,327
Accumulated other comprehensive income (loss)	69,528	(10,598)
Accumulated earnings (deficit)	(958,833)	(958,188)
Treasury stock, at cost	(68,045)	(68,045)

Total stockholders’ equity (deficit)	2,294,848	2,211,586

Total liabilities and stockholders’ equity (deficit)	$3,001,510	$2,889,799

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Revenue:
Equipment revenue — DISH Network	$320,319	$371,694
Equipment revenue — other	56,911	74,822
Services and other revenue — DISH Network	91,885	92,470
Services and other revenue — other	10,432	15,585

Total revenue	479,547	554,571

Costs and Expenses:
Cost of sales — equipment	327,017	382,425
Cost of sales — services and other (exclusive of depreciation shown below — Note 10)	52,784	52,516
Research and development expenses	10,970	10,587
Selling, general and administrative expenses	24,417	28,058
General and administrative expenses — DISH Network	4,758	6,354
Depreciation and amortization (Note 10)	61,949	60,970
Impairments of goodwill, indefinite-lived and long-lived assets	—	12,799

Total costs and expenses	481,895	553,709

Operating income (loss)	(2,348)	862

Other Income (Expense):
Interest income	9,289	21,369
Interest expense, net of amounts capitalized	(7,286)	(8,283)
Unrealized and realized gains (losses) on marketable investment securities and other investments	1,323	(1,043)
Unrealized gains (losses) on investments accounted for at fair value, net	6,887	—
Other, net	(2,585)	(2,242)

Total other income (expense)	7,628	9,801

Income (loss) before income taxes	5,280	10,663
Income tax (provision) benefit, net	(5,925)	(4,962)

Net income (loss)	$(645)	$5,701

Comprehensive Income (Loss):
Foreign currency translation adjustments	(257)	(1,200)
Unrealized holding gains (losses) on available-for-sale securities	126,720	(41,337)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,323)	(974)
Deferred income tax (expense) benefit	(45,014)	16,573

Comprehensive income (loss)	$79,481	$(21,237)

Denominator for basic and diluted net income (loss) per share — Class A and B common stock:
Denominator for basic net income (loss) per share — weighted-average common shares outstanding	86,471	89,727

Denominator for diluted net income (loss) per share — weighted-average common shares outstanding	86,471	91,313

Net income (loss) per share — Class A and B common stock:
Basic net income (loss) per share	$(0.01)	$0.06

Diluted net income (loss) per share	$(0.01)	$0.06

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(645)	$5,701
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	61,949	60,970
Equity in losses (earnings) of affiliates	1,667	1,580
Unrealized and realized (gains) losses on marketable investment securities and other investments	(1,323)	1,043
Unrealized (gains) losses on investments accounted for at fair value, net	(6,887)	—
Impairments of goodwill, indefinite-lived and long-lived assets	—	12,799
Non-cash, stock-based compensation	3,454	5,470
Deferred tax expense (benefit)	(8,351)	(10,567)
Other, net	(5,705)	(169)
Change in noncurrent assets	(1,686)	(9,654)
Changes in current assets and current liabilities, net	(6,496)	(74,817)

Net cash flows from operating activities	35,977	(7,644)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(243,088)	(825,735)
Sales and maturities of marketable investment securities	386,662	690,947
Purchases of property and equipment	(34,689)	(61,777)
Purchase of strategic investments included in marketable and other investment securities	(8,979)	(57,174)
Other, net	1,355	(505)

Net cash flows from investing activities	101,261	(254,244)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(14,679)	(9,466)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off	—	544,065
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	491	761

Net cash flows from financing activities	(14,188)	535,360

Net increase (decrease) in cash and cash equivalents	123,050	273,472
Cash and cash equivalents, beginning of period	24,467	41,082

Cash and cash equivalents, end of period	$147,517	$314,554

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,169	$8,027

Cash received for interest	$9,067	$4,025

Cash paid for income taxes	$3,814	$50

Vendor financing	$1,542	$13,946

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,533,485

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business Activities
Principal Business
EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two primary business units:
•	Digital Set-Top Box Business - which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our digital set-top box business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•	Satellite Services Business - which uses our eight owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.
Effective January 1, 2008, DISH Network Corporation (“DISH Network”) completed its distribution to us (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. We and DISH Network now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, inventory allowances, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair values of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively beginning in the period they occur.
Revision of Previously Issued Financial Statements
During the three months ended March 31, 2009, we identified an additional $14 million adjustment related to investments in certain marketable investment securities that should have been recorded in the quarter ended December 31, 2008. We have determined that the impact of the prior period amount is not considered material to our consolidated results of operations or financial position for the year ended December 31, 2008. Consistent with the provisions of SAB 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” we revised our previously issued 2008 consolidated financial statements as reflected in the December 31, 2008 Condensed Consolidated Balance Sheets as presented in this Form 10-Q.
The revision increased the loss in our previously reported “Unrealized gains (losses) on investments accounted for at fair value, net,” changing “Total other income (expense),” “Income (loss) before income taxes” and “Net income (loss)” for 2008 by $14 million and our basic and diluted net loss per share by $0.16 to $10.73. Further, our “Other noncurrent assets, net,” “Total noncurrent assets,” “Total assets,” “Accumulated earnings (deficit),” “Total stockholders’ equity (deficit)” and “Total liabilities and stockholders’ equity (deficit)” were decreased by $14 million. The revision had no impact on the 2008 total cash flows from operating, investing or financing activities in our Consolidated Statement of Cash Flows.
New Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that adoption of FSP 157-4 will have on our financial position and our results of operations.
In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP 115-2”) and FASB Staff Position No. 124-2 (“FSP 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 and FSP 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that adoption of FSP 115-2 and FSP 124-2 will have on our financial position and our results of operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
3. Basic and Diluted Income (Loss) Per Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.
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

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share — Net income (loss)	$(645)	$5,701

Denominator:
Denominator for basic net income (loss) per common share — weighted-average common shares outstanding	86,471	89,727
Dilutive impact of options outstanding	—	1,586

Denominator for diluted net income (loss) per share — weighted-average diluted common shares outstanding	86,471	91,313

Net income (loss) per share — Class A and B common stock:
Basic net income (loss)	$(0.01)	$0.06

Diluted net income (loss)	$(0.01)	$0.06

We had a net loss for the three months ended March 31, 2009. Therefore, the effect of stock options is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive. As of March 31, 2008, there were stock awards to purchase 0.4 million shares of Class A common stock outstanding not included in the above denominator, as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted performance units”) granted pursuant to our long-term incentive plan is contingent upon meeting a certain long-term goal which has not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Performance-based options	856	1,938
Restricted performance units	104	118

Total	960	2,056

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$487,783	$621,740
Current marketable investment securities — strategic	245,846	151,050
Current marketable investment securities — other	49,259	31,404

Total current marketable investment securities	782,888	804,194
Restricted marketable investment securities (1)	2,830	2,846

Total marketable investment securities	785,718	807,040

Restricted cash and cash equivalents:
Restricted cash and cash equivalents (1)	16	—

Total restricted cash and cash equivalents	16	—

Marketable and other investment securities:
Marketable and other investment securities — cost method	27,913	27,913
Marketable and other investment securities — equity method	33,200	20,841
Marketable and other investment securities — fair value method	121,683	107,963

Total marketable and other investment securities	182,796	156,717

Total marketable investment securities, restricted cash and other investment securities	$968,530	$963,757

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Strategic
Our strategic marketable investment securities are highly speculative and are concentrated in a small number of companies. Additionally, our strategic investments have experienced and continue to experience volatility. As of March 31, 2009, a significant portion of our strategic investment portfolio consisted of securities of a single issuer.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
During 2008, we purchased certain debt securities at a substantial discount. We account for these securities pursuant to the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment. We account for these securities under the cost-recovery method and therefore have classified the entire discount as non-accretable yield in accordance with SOP 03-3. The face value of these securities as of March 31, 2009 and December 31, 2008 was $175 million and $199 million, respectively. The carrying value, which is equal to fair value, of these securities at March 31, 2009 and December 31, 2008 was $159 million and $88 million, respectively.
Current Marketable Investment Securities — other
Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate bonds and government bonds.
Restricted Marketable Investment Securities
As of March 31, 2009 and December 31, 2008, restricted marketable investment securities included amounts required under our letters of credit.
Marketable and Other Investment Securities
We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting. We have several strategic investments in certain equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.
Marketable and Other Investment Securities — Fair Value
We elect the fair value method for certain investments in affiliates whose equity is publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. For our investments carried at fair value, interest and dividends are measured at fair value and those amounts are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net.”
Marketable and Other Investment Securities — Cost and Equity
Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.
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
Unrealized Gains (Losses) on Marketable Investment Securities — Recorded on the Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008, we had accumulated net unrealized gains of $115 million, with $45 million of related tax effect, and unrealized losses of $10 million, with no related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with the 2008 unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	As of March 31, 2009				As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$487,783	$2	$(3)	$(1)	$621,740	$—	$—	$—
Other (including restricted)	216,586	85,078	(92)	84,986	127,803	—	(13,244)	(13,244)
Equity securities:
Other	81,349	32,056	(2,063)	29,993	57,497	2,825	—	2,825

Total marketable investment securities	$785,718	$117,136	$(2,158)	$114,978	$807,040	$2,825	$(13,244)	$(10,419)

As of March 31, 2009, restricted and non-restricted marketable investment securities include debt securities of $699 million with contractual maturities of one year or less and $5 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position No. 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. We are not aware of any specific factors that indicate the unrealized loss in these investments is due to anything other than temporary market fluctuations.

	Primary	As of March 31, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Debt securities	Temporary market fluctuations	$10,357	$10,045	$(61)	$—	$—	$312	$(34)
Equity securities	Temporary market fluctuations	975	975	(2,063)	—	—	—	—

Total		$11,332	$11,020	$(2,124)	$—	$—	$312	$(34)

	Primary	As of December 31, 2008
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Debt securities	Temporary market fluctuations	$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

Total		$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Fair Value Measurements
SFAS 157 “Fair Value Measurements” established a new framework for measuring fair value for all financial and non-financial instruments and expanded related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 established market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, defined as observable inputs including quoted prices for similar assets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of March 31, 2009
Assets	Total	Level 1	Level 2	Level 3
		(In thousands)
Marketable investment securities	$785,718	$83,351	$702,367	$—
Other investment securities	121,683	16,800	79,767	25,116

Total assets at fair value	$907,401	$100,151	$782,134	$25,116

Changes in Level 3 instruments are as follows (in thousands):

Level 3
Investment
Securities
Balance as of December 31, 2008	$23,821
Net realized/unrealized gains (losses) included in earnings	(284)
Purchases, issuances and settlements, net	1,579

Balance as of March 31, 2009	$25,116

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments — Recorded on the Condensed Consolidated Statements of Operations
“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$1,323	$379
Marketable investment securities - other-than-temporary impairments	—	(1,422)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$1,323	$(1,043)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Investment in TerreStar
We currently account for our investment in TerreStar using the fair value method of accounting. We have two representatives on TerreStar’s board of directors and have the ability to exert significant influence and believe that the fair value approach provides our investors with the most meaningful information.
We report the TerreStar financial information on a one-quarter lag as TerreStar is a public company but not a “large accelerated filer,” as defined by the Securities and Exchange Commission. As such, the statements of operations data, shown below, includes the three months ended December 31 for each respective period presented. We rely on TerreStar’s management to provide us with accurate summary financial information. We are not aware of any errors in or possible misstatements of the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following table provides summarized financial information from TerreStar:

	For the Three Months
	Ended December 31,
Statements of Operations Data (unaudited):	2008	2007
	(In thousands)
Operating expenses	$34,993	$58,896

Net income (loss) from continuing operations	$(52,183)	$(61,248)

Net income (loss)	$(52,183)	$(61,248)

Net income (loss) available to common stockholders	$(55,026)	$(68,060)

In May 2009, TerreStar filed its quarterly report on Form 10-Q for the quarter ended March 31, 2009 that included a disclosure that based upon its current plans, TerreStar estimates that its cash and cash equivalents will not be sufficient to cover its estimated funding needs for 2010. We account for our investment in TerreStar using the fair value method of accounting and its financial position as indicated in their Form 10-Q for the quarter ended March 31, 2009 could have a material impact on the fair value of our investment in subsequent periods.
5. Inventories
Inventories consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Finished goods	$15,843	$17,814
Raw materials	14,610	16,756
Work-in-process	13,844	15,168

Subtotal	44,297	49,738
Inventory allowance	(4,682)	(3,245)

Inventories, net	$39,615	$46,493

6. Satellites
We currently utilize six owned and two leased satellites in geostationary orbit approximately 22,300 miles above the equator. Our leased satellites are accounted for as capital leases pursuant to Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and are depreciated over the ten-year terms of the satellite service agreements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life or commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.
Owned Satellites
EchoStar XII. EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel when providing service to the entire continental United States (“CONUS”), or 22 spot beams in a combination of 135 and 65 watts per channel. We currently operate the satellite in spot beam/CONUS hybrid mode. EchoStar XII has a total of 24 solar array circuits, approximately 22 of which are required to assure full power for the 12-year design life of the satellite. Prior to 2009, eight solar array circuits on EchoStar XII experienced anomalous behavior resulting in both temporary and permanent solar array circuit failures. During March 2009, EchoStar XII experienced an additional solar array circuit failure. Although the design life of the satellite has not been affected, these circuit failures have resulted in a reduction in power to the satellite that will preclude us from using the full complement of transponders on EchoStar XII for the 12-year design life of the satellite.
Long-Lived Satellite Assets
We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellites for recoverability at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. While certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition pursuant to the guidance under SFAS 144 because the projected cash flows have not been significantly affected by these anomalies.
7. Intangible Assets
As of March 31, 2009 and December 31, 2008, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	March 31, 2009		December 31, 2008
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(79,261)	$190,566	$(75,104)
Customer relationships	23,600	(11,800)	23,600	(9,833)
Technology-based	73,314	(19,595)	73,297	(17,383)

Total	$287,480	$(110,656)	$287,463	$(102,320)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $8 million and $8 million for the three months ended March 31, 2009 and 2008, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Estimated future amortization of our identifiable intangible assets as of March 31, 2009 is as follows (in thousands):

For the Years Ending December 31,
2009 (remaining nine months)	$25,011
2010	31,381
2011	25,005
2012	23,185
2013	23,180
Thereafter	49,062

Total	$176,824

8. Stock-Based Compensation
Stock Incentive Plans
In connection with the Spin-off, as permitted by DISH Network’s existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two stock options as follows:
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Awards under these plans include both performance and non-performance based equity incentives. As of March 31, 2009, we had outstanding under these plans stock options to acquire 6.4 million shares of our Class A common stock and 0.2 million restricted stock awards. Stock options granted through March 31, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our stock options have been subject to vesting, typically at the rate of 20% to 25% per year, however, some stock options have been granted with immediate vesting and other stock options vest only upon the achievement of certain company-wide objectives. As of March 31, 2009, we had 8.4 million shares of our Class A common stock available for future grant under our stock incentive plans.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
As of March 31, 2009, the following stock incentive awards were outstanding:

	As of March 31, 2009
	EchoStar Awards		DISH Network Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Incentive Awards Outstanding	Options	Units	Options	Units
Held by EchoStar employees	4,733,513	84,540	3,603,669	427,249
Held by DISH Network employees	1,622,315	81,366	N/A	N/A

Total	6,355,828	165,906	3,603,669	427,249

We are responsible for fulfilling all stock incentive awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock incentive awards related to DISH Network common stock, regardless of whether such stock incentive awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from awards outstanding at the Spin-off date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock incentive awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.
Stock Award Activity
Our stock option activity (including performance and non-performance based stock options) for the three months ended March 31, 2009 was as follows:

	For the Three Months
	Ended March 31, 2009
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	5,184,415	$28.61
Granted	1,266,500	14.83
Exercised	(27,806)	6.17
Forfeited and cancelled	(67,281)	29.10

Total options outstanding, end of period	6,355,828	25.96

Performance based options outstanding, end of period (1)	855,850	25.55

Exercisable at end of period	1,789,845	29.79

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
We realized less than $1 million of tax benefits from stock options exercised during each of the three months ended March 31, 2009 and 2008. Based on the closing market price of our Class A common stock on March 31, 2009, the aggregate intrinsic value of our outstanding stock options was $0.4 million. Of that amount, stock options with an aggregate intrinsic value of $0.2 million were exercisable at the end of the period.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our restricted stock award activity (including performance and non-performance based stock awards) for the three months ended March 31, 2009 was as follows:

	For the Three Months
	Ended March 31, 2009
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Total restricted stock awards outstanding, beginning of period	272,856	$29.40
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(106,950)	31.54

Total restricted stock awards outstanding, end of period	165,906	28.02

Restricted performance units outstanding, end of period (1)	104,356	26.49

(1)	These restricted performance units, which are included in the caption “Total restricted stock awards outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”), that certain of our employees participated in prior to the Spin-off, within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted performance units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock options is subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2009, that assessment could change at any time.
In accordance with SFAS 123R, if all of the awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock options at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,757	$6,681
EchoStar awards held by EchoStar employees	3,605	1,356

Total	$21,362	$8,037

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Of the 6.4 million stock options and 0.2 million restricted stock awards outstanding under our stock incentive plans as of March 31, 2009, the following awards were outstanding pursuant to the 2005 LTIP:

	As of March 31, 2009
		Weighted-
	Number	Average
	of	Exercise
	Awards	Price
Stock options	855,850	$25.55
Restricted performance units	104,356

Total	960,206

No awards were granted under the 2005 LTIP during the three months ended March 31, 2009.
Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Satellite services, digital broadcast operations and other cost of sales	$182	$203
Research and development expenses	1,014	1,941
Selling, general and administrative expenses	2,258	3,326

Total non-cash, stock based compensation	$3,454	$5,470

As of March 31, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock options was $37 million and includes compensation expense that we will recognize for DISH Network stock options held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each award for the three months ended March 31, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2009	2008
Risk-free interest rate	2.00%	2.74%
Volatility factor	28.48%	19.98%
Expected term of options in years	6.2	6.1
Weighted-average fair value of options granted	$4.76	$7.85
We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods presented. The Black-Scholes option valuation model was developed for use in estimating the

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.
We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.
9. Commitments and Contingencies
Contingencies
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off and we have been indemnified by DISH Network for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company that seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 which relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million.
We have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held in mid-February 2009, the parties’ have submitted their post-trial briefs, and we are now awaiting a ruling from the Court.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
10. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Satellites	$25,570	$34,786
Furniture, fixtures, equipment and other	26,570	16,562
Identifiable intangible assets subject to amortization	8,264	8,222
Buildings and improvements	1,545	1,400

Total depreciation and amortization	$61,949	$60,970

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites.
11. Segment Reporting
Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition, we operate as two business units.
•	“Digital Set-Top Box” Business - which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•	“Satellite Services” Business - which uses our eight owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which the disclosure requirements of SFAS 131 do not apply.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Digital set-top box	$433,857	$493,615
Satellite services	40,935	56,204
All other	4,755	4,752

Total revenue	$479,547	$554,571

Net income (loss):
Digital set-top box	$(6,846)	$(2,913)
Satellite services	(1,512)	(9,563)
All other	7,713	18,177

Total net income (loss)	$(645)	$5,701

Geographic Information and Transactions with Major Customers
Geographic Information. Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. All other revenue includes transactions with customers in Europe, Africa, South America and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the United States and foreign locations:

	United	All
	States	Other	Total
	(In thousands)
Long-lived assets, including FCC authorizations
March 31, 2009	$1,301,658	$108,740	$1,410,398

December 31, 2008	$1,340,229	$96,772	$1,437,001

Revenue
March 31, 2009	$469,067	$10,480	$479,547

March 31, 2008	$519,683	$34,888	$554,571

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Transactions with Major Customers. The following table summarizes sales to our major customers for the three months ended March 31, 2009 and 2008 and their respective percentage of total revenue.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Total revenue:
DISH Network	$412,204	$464,164
Bell TV	45,456	42,963
Other	21,887	47,444

Total revenue	$479,547	$554,571

Percentage of total revenue:
DISH Network	86.0%	83.7%

Bell TV	9.5%	7.7%

12. Related Party Transactions
Related Party Transactions with DISH Network
Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen.
In connection with the Spin-off, we and DISH Network entered into certain transitional services and other agreements pursuant to which we obtain certain services and rights from DISH Network, DISH Network obtains certain services and rights from us, and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses. Subsequent to the Spin-off, we have entered into certain agreements with DISH Network and may enter into additional agreements with DISH Network in the future. The following is a summary of the terms of the principal agreements that we have entered into with DISH Network that have an impact on our results of operations.
In the near term, we expect that DISH Network will remain our principal customer. However, except as otherwise noted below, DISH Network has no obligation to purchase digital set-top boxes, satellite services or digital broadcast operation services from us after January 1, 2010 because these services are provided pursuant to contracts that generally expire on that date. Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties before that date, there could be a significant adverse effect on our business, results of operations and financial position.
Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin, which varies depending on the nature of the products and services provided.
“Equipment revenue — DISH Network”
Receiver Agreement. We entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes, related accessories, and other equipment from us for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the receiver agreement annually for up to two years. DISH Network has exercised its right to renew this agreement for an additional year. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days written notice. We may terminate this

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
“Services and other revenue — DISH Network”
Broadcast Agreement. We entered into a broadcast agreement pursuant to which DISH Network receives broadcast services, including teleport services such as transmission and downlinking, channel origination services, and channel management services from us for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the broadcast agreement annually for up to two years. DISH Network has exercised its right to renew this agreement for an additional year. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network must pay us a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.
Satellite Capacity Agreements. We entered into satellite capacity agreements pursuant to which a DISH Network subsidiary leases satellite capacity on satellites owned or leased by us. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) January 1, 2010.
Nimiq 5 Lease Agreement. During March 2008, we entered into a fifteen-year satellite service agreement with Bell TV to receive service on 16 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location. The Nimiq 5 satellite is expected to be launched in the second half of 2009. Bell TV currently has the right to receive service on the entire communications capacity of the Nimiq 5 satellite pursuant to an agreement with Telesat Canada. During March 2008, we also entered into a transponder service agreement (“Nimiq 5 Transponder Agreement”) with DISH Network pursuant to which DISH Network will receive service from us on all of the DBS transponders covered by our satellite service agreement with Bell TV. DISH Network guaranteed certain of our obligations under our satellite service agreement with Bell TV.
Under the terms of the Nimiq 5 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the Nimiq 5 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the Nimiq 5 Transponder Agreement, the service term will expire ten years following the date it is placed in service. Upon expiration of the initial term, DISH Network has the option to renew the Nimiq 5 Transponder Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon a launch failure, in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.
QuetzSat-1 Lease Agreement. During November 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1. The remaining eight DBS transponders on QuetzSat-1 are expected to be used by DISH Mexico.
Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
TT&C Agreement. We entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the agreement annually for up to two years. DISH Network has exercised its right to renew this agreement for an additional year. The fees for the services provided under the TT&C agreement are equal to our cost plus a fixed margin which varies depending on the nature of the services provided. DISH Network may terminate the TT&C agreement for any reason upon sixty days prior written notice.
Real Estate Lease Agreements. We entered into certain lease agreements with DISH Network. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and DISH Network is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:
Inverness Lease Agreement. The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010.
Meridian Lease Agreement. The lease for 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.
Santa Fe Lease Agreement. The lease for 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.
Gilbert Lease Agreement. The lease for 801 N. DISH Dr. in Gilbert, Arizona, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years.
EDN Sublease Agreement. The sublease for 211 Perimeter Center in Atlanta, Georgia, is for a period of three years ending on April 30, 2011.
Product Support Agreement. We entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all digital set-top boxes and related accessories that our subsidiaries have previously sold and in the future sell to DISH Network. The fees for the services provided under the product support agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which DISH Network has the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. DISH Network may terminate the satellite procurement agreement for any reason upon sixty days prior written notice.
Services Agreement. We entered into a services agreement pursuant to which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. The fees for the services provided under this services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
“General and administrative expenses — DISH Network”
Management Services Agreement. We entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but serve as EchoStar’s Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. Effective March 30, 2009, Carl E. Vogel resigned from the Board of Directors of EchoStar and from his position as Senior Advisor of EchoStar and its subsidiaries. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.
The management services agreement is for a one year period commencing on January 1, 2008, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days’ prior written notice, (ii) by DISH Network at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH Network upon written notice to us, following certain changes in control.
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
Transition Services Agreement. We entered into a transition services agreement with DISH Network pursuant to which we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit and corporate quality, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years, ending on January 1, 2010. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice.
Other Agreements — DISH Network
Packout Services Agreement. We entered into a packout services agreement, whereby we have the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. The fees charged by DISH Network for the services provided under the packout services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The original one year term of the packout services agreement, which expired on January 1, 2009, was extended for an additional one year. We may terminate this agreement for any reason upon sixty days prior written notice to DISH Network. In the event of an early termination of this agreement, we will be entitled to a refund of any unearned fees paid to DISH Network for the services.
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with DISH Network under which we have the right to purchase remanufactured receivers and accessories from DISH Network for a two-year period ending on January 1, 2010. Under the remanufactured receiver agreement, we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DISH Network.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Tax Sharing Agreement. We entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, will be borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network will not be liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of our stock, stock options or assets, (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement terminates after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.
Related Party Transactions with NagraStar
During the three months ended March 31, 2009 and 2008, we purchased security access devices from NagraStar in the amount of $4 million and $8 million, respectively. As of March 31, 2009 and December 31, 2008, amounts payable to NagraStar totaled $34 million and $33 million, respectively. Additionally, as of March 31, 2009, we were committed to purchase $32 million of security access devices from NagraStar.
Related Party Transactions with DISH Mexico
During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $26 million has been satisfied in the form of cash, equipment and services, leaving $86 million remaining under this commitment. Of the remaining commitment, approximately $37 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Item 1A. Risk Factors.”
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
“Digital Set-Top Box” Business
Our “Digital Set-Top Box” business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada and other international customers. As part of the Spin-off, DISH Network contributed Sling Media, Inc., a leading innovator in the digital-lifestyle space, to us to complement our existing product line. Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband internet connection.
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
During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. In accordance with the terms of the arrangements, we provide certain broadcast services and transponder services and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $26 million has been satisfied in the form of cash, equipment and services, leaving $86 million remaining under this commitment. Of the remaining commitment approximately $37 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.
Dependence on DISH Network. We currently depend on DISH Network for a substantial portion of the revenue for our “Digital Set-Top Box” business and we expect for the foreseeable future that DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business. In addition, because the number of potential new customers for our “Digital Set-Top Box” business is small and may be limited by our common ownership and related management with DISH Network, our current customer concentration is likely to continue for the foreseeable future.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Changes in DISH Network subscriber growth could have a material adverse affect on our digital set-top box sales. In particular, weaknesses in the economy and other factors adversely affecting DISH Network, such as the decision by AT&T to terminate its distribution agreement with DISH Network effective January 31, 2009, may have an adverse impact on us. According to DISH Network’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the three months ended March 31, 2009, its relationship with AT&T accounted for approximately 17% and 5%, respectively, of DISH Network’s gross subscriber additions. Furthermore, DISH Network has in recent quarters experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline. Because DISH Network’s current digital set-top box inventory is at higher-than-historical levels, we may see fewer orders for digital set-top boxes from DISH Network in the near term.
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
Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects would be diminished.
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
While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.
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
Future Capital Sources
We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. If these events were to occur, it may become necessary for us to seek financing, and such financing may not be available to us. Furthermore, the current state of credit markets would make such financing even more difficult to obtain on acceptable terms or at all.
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
EXPLANATION OF KEY METRICS AND OTHER ITEMS
Equipment revenue — DISH Network. “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.
Equipment revenue — other. “Equipment revenue — other” primarily includes sales of digital set-top boxes and related components to Bell TV and other international customers, including sales of Slingboxes and related hardware products.
Services and other revenue — DISH Network. “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.
Services and other revenue — other. “Services and other revenue — other” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV and other international customers, including costs associated with Slingboxes and related hardware products.
Cost of sales — services and other. “Cost of sales — services and other” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.
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
Interest income. “Interest income” consists primarily of interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.
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
Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” consists of unrealized gains and losses from changes in fair value of marketable and other strategic investments accounted for at fair value.
Other, net. The main component of “Other, net” is primarily equity in earnings and losses of our affiliates.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

	For the Three Months
	Ended March 31,		Variance
	2009	2008	Amount	%
	(In thousands)
Statements of Operations Data
Revenue:
Equipment revenue — DISH Network	$320,319	$371,694	$(51,375)	(13.8)
Equipment revenue — other	56,911	74,822	(17,911)	(23.9)
Services and other revenue — DISH Network	91,885	92,470	(585)	(0.6)
Services and other revenue — other	10,432	15,585	(5,153)	(33.1)

Total revenue	479,547	554,571	(75,024)	(13.5)

Costs and Expenses:
Cost of sales — equipment	327,017	382,425	(55,408)	(14.5)
% of Total equipment revenue	86.7%	85.6%
Cost of sales — services and other	52,784	52,516	268	0.5
% of Total services and other revenue	51.6%	48.6%
Research and development expenses	10,970	10,587	383	3.6
% of Total revenue	2.3%	1.9%
Selling, general and administrative expenses	29,175	34,412	(5,237)	(15.2)
% of Total revenue	6.1%	6.2%
Depreciation and amortization	61,949	60,970	979	1.6
Impairments of goodwill, indefinite-lived and long-lived assets	—	12,799	(12,799)	(100.0)

Total costs and expenses	481,895	553,709	(71,814)	(13.0)

Operating income (loss)	(2,348)	862	(3,210)	NM

Other Income (Expense):
Interest income	9,289	21,369	(12,080)	(56.5)
Interest expense, net of amounts capitalized	(7,286)	(8,283)	997	12.0
Unrealized and realized gains (losses) on marketable investment securities and other investments	1,323	(1,043)	2,366	NM
Unrealized gains (losses) on investments accounted for at fair value, net	6,887	—	6,887	NM
Other, net	(2,585)	(2,242)	(343)	(15.3)

Total other income (expense)	7,628	9,801	(2,173)	(22.2)

Income (loss) before income taxes	5,280	10,663	(5,383)	(50.5)
Income tax (provision) benefit, net	(5,925)	(4,962)	(963)	(19.4)
Effective tax rate	112.2%	46.5%

Net income (loss)	$(645)	$5,701	$(6,346)	(111.3)

Other Data:
EBITDA	$65,226	$58,547	$6,679	11.4

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Equipment revenue — DISH Network. “Equipment revenue — DISH Network” totaled $320 million during the three months ended March 31, 2009, a decrease of $51 million or 13.8% compared to the same period in 2008. This change resulted primarily from an 11% decrease in unit sales of set-top boxes and a 13% decline in average revenue per unit sold. The change in average revenue per unit was associated with a change in the mix of receivers sold and a reduction in costs for set-top boxes that we sell for a fixed margin.
In the near term, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network at cost plus a fixed margin through January 1, 2011, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. Because DISH Network’s current set-top box inventory is at higher-than-historical levels, we may see fewer orders for digital set-top boxes from DISH Network in the near term. In addition, if DISH Network’s subscriber growth continues to decline, it may have a material adverse effect on our financial position and results of operations.
Equipment revenue — other. “Equipment revenue — other” totaled $57 million during the three months ended March 31, 2009, a decrease of $18 million or 23.9% compared to the same period in 2008. This change resulted primarily from a 75% decrease in hardware sales to international customers other than Bell TV, partially offset by a 6% increase in sales to Bell TV. While unit sales to Bell TV increased versus the same quarter in 2008, the average revenue per unit decreased due to a change in mix of equipment and as a result of a February 6, 2009 amendment to our agreement with Bell TV that reduced certain prices to Bell TV in exchange, among other things, for Bell TV making us their exclusive provider for certain set-top boxes. Our sales to international customers other than Bell TV were adversely impacted by low cost competitors that are principally located in Asia.
A substantial majority of our international revenue during the three months ended March 31, 2009 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.
Services and other revenue — DISH Network. “Services and other revenue — DISH Network” totaled $92 million during the three months ended March 31, 2009, a decrease of less than $1 million or 0.6% compared to the same period during 2008. This change resulted from DISH Network leasing fewer transponders which was offset by revenue associated with an increase in satellite uplinking/downlinking services provided to DISH Network.
Services and other revenue — other. “Services and other revenue — other” totaled $10 million during the three months ended March 31, 2009, a decrease of $5 million or 33.1% compared to the same period during 2008. The variance was driven primarily by revenue from several non-recurring sources recognized during the three months ended March 31, 2008.
Cost of sales — equipment. “Cost of sales — equipment” totaled $327 million during the three months ended March 31, 2009, a decrease of $55 million or 14.5% compared to the same period in 2008. This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network and to international customers other than Bell TV, partially offset by an increase in the sales of digital set-top boxes and related components to Bell TV. “Cost of sales — equipment” represented 86.7% and 85.6% of total equipment sales during the three months ended March 31, 2009 and 2008, respectively. The increase in the expense to revenue ratio principally resulted from a decline in margins on sales of digital set-top boxes and related components to DISH Network, Bell TV and other international customers.
Cost of sales — services and other. “Cost of sales — services and other” totaled $53 million during each of the three months ended March 31, 2009 and 2008. “Cost of sales — services and other” represented 51.6% and 48.6% of total “Services and other revenue” during the three months ended March 31, 2009 and 2008, respectively. The increase in this expense to revenue ratio was mostly driven by the revenue from several non-recurring sources in the first quarter 2008 that had minimal associated costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $29 million during the three months ended March 31, 2009, a decrease of $5 million or 15.2% compared to the same period in 2008. This decrease was attributable to a reduction of our marketing and advertising expenses for Slingboxes and related products and the collection of a previously reserved receivable. “Selling, general and administrative expenses” represented 6.1% and 6.2% of “Total revenue” during the three months ended March 31, 2009 and 2008, respectively. The decrease in the ratio of those expenses to “Total revenue” was primarily attributable to a decrease in “Selling, general and administrative expenses” relative to the decline in revenue, discussed previously.
Impairments of goodwill, indefinite-lived and long-lived assets. “Impairments of goodwill, indefinite-lived and long-lived assets” totaled $13 million during the three months ended March 31, 2008. In connection with the AMC-14 launch anomaly, we wrote-off certain deposits, capitalized interest and insurance costs, net of insurance proceeds.
Interest income. “Interest income” totaled $9 million during the three months ended March 31, 2009, a $12 million decrease compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and lower total percentage returns earned on our cash and marketable investment securities during the first quarter of 2009.
Unrealized gains (losses) on investment accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled $7 million during the three months ended March 31, 2009 primarily attributable to the change in valuation of our fair value investments.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $65 million during the three months ended March 31, 2009, an increase of $7 million compared to the same period in 2008. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)
EBITDA	$65,226	$58,547
Less:
Interest expense, net	(2,003)	(13,086)
Income tax provision (benefit), net	5,925	4,962
Depreciation and amortization	61,949	60,970

Net income (loss)	$(645)	$5,701

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
Income tax (provision) benefit, net. Our income tax provision was $6 million during the three months ended March 31, 2009, an increase of $1 million compared to the same period in 2008. The increase in the provision was primarily related to the establishment of valuation allowances against certain deferred tax assets that are capital in nature.
Net income (loss). Our net loss was less than $1 million during the three months ended March 31, 2009, a decrease of $6 million compared to the same period in 2008. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
             Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. As of March 31, 2009, our cash, cash equivalents and current marketable investment securities totaled $930 million compared to $829 million as of December 31, 2008. As of March 31, 2009 our $930 million of cash, cash equivalents and current marketable investment securities included $179 million of securities of a single issuer. The $101 million increase in cash, cash equivalents and current marketable investment securities was primarily related to an increase in the value of certain marketable investment securities and cash generated from operating cash flows, partially offset by capital expenditures, purchases of strategic investments and the repayment of debt.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of March 31, 2009 and December 31, 2008, we held VRDNs with fair values of $488 million and $622 million, respectively.
The following discussion highlights our cash flow activities during the three months ended March 31, 2009.
Cash Flow
Cash flows from operating activities
For the three months ended March 31, 2009, we reported net cash flows from operating activities of $36 million. This amount includes net loss adjusted for depreciation and amortization of $61 million, offset by the timing of receivables from DISH Network of $18 million and an $8 million non-cash gain on investments.
Cash flows from investing activities
For the three months ended March 31, 2009, we reported cash flows from investing activities of $101 million primarily related to the net sale of marketable investment securities of $144 million, partially offset by $12 million of satellite related capital expenditures, $23 million of other capital expenditures and $9 million of strategic investment purchases.
Cash flows from financing activities
For the three months ended March 31, 2009, we reported net cash outflows from financing activities of $14 million primarily resulting from the repayment of debt.
Future Capital Sources
We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. If these events were to occur, it may become necessary for us to seek financing, and such financing may not be available to us. Furthermore, the current state of credit markets would make such financing even more difficult to obtain on acceptable terms or at all.
Off-Balance Sheet Arrangements
In general, we do not engage in off-balance sheet financing activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments and debt are exposed to market risks, discussed below.
Interest Rate Risk
Cash, Cash Equivalents and Marketable Investment Securities. As of March 31, 2009, our restricted and unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $933 million. Of that amount, a total of $687 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. As of March 31, 2009, all of the $687 million was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen.
Strategic Marketable Investment Securities. In general, our marketable investment securities portfolio includes debt and equity of public companies we hold for strategic and financial purposes. As of March 31, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $246 million. These investments, which are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $25 million decrease in the fair value of these investments.
Marketable and Other Investment Securities. We are exposed to equity risk as it relates to changes in the market value of our other investments which totaled $183 million as of March 31, 2009. We invest in equity instruments of public and private companies for operational, financial and strategic business purposes. These securities are subject to significant fluctuations in market value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate $18 million decrease in the value of these investments.
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
Interest Rate Risk. Our cash, cash equivalents and marketable investment securities had an average annual return for the three months ended March 31, 2009 of 5.4%. A hypothetical 10% decrease in the average interest rates would result in a decrease of approximately $4 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. The value of these investments can also be impacted by interest rate fluctuations.
Long Term Debt. As of March 31, 2009, we had $333 million of long-term debt, of which $325 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS 107”).

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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides for, among other things, the division of liability resulting from litigation. Under the terms of the separation agreement, we have assumed liability for any acts or omissions that relate to our business whether such acts or omissions occurred before or after the Spin-off. Certain exceptions are provided, including for intellectual property related claims generally, whereby we will only be liable for our acts or omissions that occurred following the Spin-off and we have been indemnified by DISH Network for any potential liability or damages resulting from intellectual property claims relating to the period prior to the effective date of the Spin-off.
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an intellectual property holding company that seeks to license an acquired patent portfolio. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Broadcast Innovation, L.L.C.
In 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094

PART II — OTHER INFORMATION — Continued
patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
During 2004, the judge issued an order finding the ‘066 patent invalid. Also in 2004, the Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the ‘094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Finisar Corporation
Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).
In July 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe this patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Global Communications
On April 19, 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. On October 24, 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the ‘702 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION — Continued
Guardian Media
On December 22, 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Personalized Media Communications
In February 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952 which relates to certain favorite channel features.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

PART II — OTHER INFORMATION — Continued
Tivo Inc.
On January 31, 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” upheld the award of damages from the District Court, and ordered that the stay of the District Court’s injunction against us, which was issued pending appeal, be dissolved when the appeal becomes final. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million.
We have developed and deployed ‘next-generation’ DVR software to our customers’ DVRs. This improved software is fully operational and has been automatically downloaded to current customers (our “alternative technology”). We have written legal opinions from outside counsel that conclude that our alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo has filed a motion for contempt alleging that we are in violation of the Court’s injunction. We have vigorously opposed the motion arguing that the Court’s injunction does not apply to DVRs that have received our alternative technology, that our alternative technology does not infringe Tivo’s patent, and that we are in compliance with the injunction. An evidentiary hearing on Tivo’s motion for contempt was held in mid-February 2009, the parties’ have submitted their post-trial briefs, and we are now awaiting a ruling from the Court.
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
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. During the three months ended March 31, 2009, there were no material changes in risk factors as previously disclosed.

PART II — OTHER INFORMATION — Continued
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock from January 1, 2009 through March 31, 2009.

				Maximum Approximate
	Total		Total Number of	Dollar Value of
	Number		Shares Purchased as	Shares
	of Shares	Average	Part of Publicly	that May Yet be
	Purchased	Price Paid	Announced Plans or	Purchased Under the
Period	(a)	per Share	Programs	Plans or Programs (b)
				(In thousands)
January 1 - January 31, 2009	—	$—	—	$470,114
February 1 - February 28, 2009	—	$—	—	$470,114
March 1 - March 31, 2009	—	$—	—	$470,114

Total	—	$—	—	$470,114

(a)	During the period from January 1, 2009 through March 31, 2009, we did not repurchase any of our Class A common stock pursuant to our repurchase program.

(b)	In November 2007, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A common stock during 2008. Effective November 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of the shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.
Item 5. OTHER INFORMATION
On May 7, 2009, DISH Network exercised its option to extend the terms of the Receiver Agreement, Broadcast Agreement, and TT&C Agreement by one year to January 1, 2011.
Item 6. EXHIBITS
(a) Exhibits.
10.1☐	Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar and Bell TV.***

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.
***	Certain portions of the exhibit have been omitted and separately filed with the commission with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION
By:	/s/ Charles W. Ergen
Charles W. Ergen
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009