Form 10-Q
period 2009-06-30
EchoStar CORP
filed 2009-08-10
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2009, the registrant’s outstanding common stock consisted of 37,930,647 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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
The risks and uncertainties include, but are not limited to, the following:
General Risks Affecting Our Business
•	Weakening economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.
•	We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss as a customer of, or a significant reduction in orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.
•	Adverse developments in DISH Network’s business, such as the recent termination of its distribution relationship with AT&T, may adversely affect us.
•	We currently have substantial unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to utilize more of this capacity.
•	Our sales to DISH Network could be terminated or substantially curtailed on short notice which would have a detrimental effect on us.
•	We may need additional capital, which may not be available on acceptable terms or at all, in order to continue investing in our business and to finance acquisitions and other strategic transactions.
•	We may experience significant financial losses on our existing investments.
•	We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and in which we may lose the entire value of our investment.
•	We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.
•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
•	We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.
•	If we are unable to properly respond to technological changes, our business could be significantly harmed.
•	We rely on key personnel and the loss of their services may negatively affect our businesses.

i

Risks Affecting Our “Digital Set-Top Box” Business
•	We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.
•	Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and Internet protocol television.
•	Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.
•	We may be exposed to the risk of inflation which could have a material adverse effect on our results of operations.
•	The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.
•	Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.
•	Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.
•	The digital set-top box business is extremely competitive.
•	We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.
•	Our digital set-top boxes are highly complex and may experience quality or supply problems.
•	If significant numbers of television viewers are unwilling to pay for premium programming packages that utilize digital set-top boxes, we may not be able to sustain our current revenue level.
•	Our reliance on a single supplier or a limited number of suppliers for several key components used in our digital set-top boxes could restrict production and result in higher digital set-top box costs.
•	Our future growth depends on market acceptance of high definition, or HD, television.
•	If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would in turn place us at a significant disadvantage to our competitors and significantly decrease sales of digital set-top boxes to DISH Network and others.
Risks Affecting Our “Satellite Services” Business
•	We currently face competition from established competitors in the satellite service business and may face competition from others in the future.
•	Our satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.
•	Our satellites have minimum design lives of 12 years, but could fail or suffer reduced capacity before then.
•	Our satellites under construction are subject to risks related to launch that could limit our ability to utilize these satellites.
•	Our “Satellite Services” business is subject to risks of adverse government regulation.
•	Our business depends substantially on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.
•	We may not be aware of certain foreign government regulations.
•	Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

ii

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.
Risks Relating to the Spin-Off
•	We have potential conflicts of interest with DISH Network due to our common ownership and management.
Risks Relating to our Common Stock and the Securities Market
•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.
•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.
•	We are controlled by one principal shareholder who is our Chairman, President and Chief Executive Officer.
•	We do not intend to pay dividends for the foreseeable future.
•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.
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
ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$63,457	$24,467
Marketable investment securities	886,738	804,194
Trade accounts receivable — DISH Network, net of allowance for doubtful accounts of zero	222,779	297,629
Trade accounts receivable — other, net of allowance for doubtful accounts of $3,402 and $7,182, respectively	35,362	29,216
Inventories, net	47,995	46,493
Deferred tax assets	12,123	9,484
Other current assets	36,482	17,230

Total current assets	1,304,936	1,228,713

Noncurrent Assets:
Restricted cash and marketable investment securities	11,846	2,846
Property and equipment, net of accumulated depreciation of $1,523,896 and $1,447,572, respectively	1,183,822	1,182,048
FCC authorizations	69,810	69,810
Deferred tax assets	—	8,047
Intangible assets, net	168,487	185,143
Marketable and other investment securities	315,373	156,717
Other noncurrent assets, net	54,149	56,475

Total noncurrent assets	1,803,487	1,661,086

Total assets	$3,108,423	$2,889,799

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable — other	$189,302	$205,660
Trade accounts payable — DISH Network	20,456	21,570
Accrued expenses and other	91,196	89,324
Current portion of capital lease obligations, mortgages and other notes payable	51,894	52,778

Total current liabilities	352,848	369,332

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	270,036	293,661
Deferred tax liabilities	51,014	—
Other long-term liabilities	16,200	15,220

Total long-term obligations, net of current portion	337,250	308,881

Total liabilities	690,098	678,213

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,571,145 and 42,382,704 shares issued, 38,463,466 and 38,764,208 shares outstanding, respectively	43	42
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,257,363	3,248,327
Accumulated other comprehensive income (loss)	94,179	(10,598)
Accumulated earnings (deficit)	(857,019)	(958,188)
Treasury stock, at cost	(75,547)	(68,045)

Total EchoStar stockholders’ equity (deficit)	2,419,067	2,211,586

Noncontrolling interest	(742)	—

Total stockholders’ equity (deficit)	2,418,325	2,211,586

Total liabilities and stockholders’ equity (deficit)	$3,108,423	$2,889,799

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue:
Equipment revenue — DISH Network	$204,284	$301,039	$524,603	$672,733
Equipment revenue — other	70,077	76,951	126,988	151,773
Services and other revenue — DISH Network	99,484	93,019	191,369	185,489
Services and other revenue — other	9,303	12,331	19,735	27,916

Total revenue	383,148	483,340	862,695	1,037,911

Costs and Expenses:
Cost of sales — equipment	231,637	317,483	558,654	699,908
Cost of sales — services and other (exclusive of depreciation shown below — Note 11)	48,267	57,699	101,051	110,215
Research and development expenses	11,222	7,473	20,814	16,619
Selling, general and administrative expenses	27,099	33,117	52,894	62,616
General and administrative expenses — DISH Network	8,498	6,942	13,256	13,296
Depreciation and amortization (Note 11)	59,475	63,015	121,424	123,985
Impairments of goodwill, indefinite-lived and long-lived assets	—	—	—	12,799

Total costs and expenses	386,198	485,729	868,093	1,039,438

Operating income (loss)	(3,050)	(2,389)	(5,398)	(1,527)

Other Income (Expense):
Interest income	5,489	7,491	14,778	17,956
Interest expense, net of amounts capitalized	(7,229)	(8,278)	(14,515)	(16,561)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(4,277)	67,848	(2,954)	66,805
Unrealized gains (losses) on investments accounted for at fair value, net	110,063	(7,689)	116,950	3,215
Other, net	(2,460)	(3,363)	(5,045)	(5,605)

Total other income (expense)	101,586	56,009	109,214	65,810

Income (loss) before income taxes	98,536	53,620	103,816	64,283
Income tax (provision) benefit, net	2,536	(5,796)	(3,389)	(10,758)

Net income (loss)	101,072	47,824	100,427	53,525
Less: Net income (loss) attributable to noncontrolling interest	(742)	—	(742)	—

Net income (loss) attributable to EchoStar common shareholders	$101,814	$47,824	$101,169	$53,525

Comprehensive Income (Loss):
Net income (loss)	$101,072	$47,824	$100,427	$53,525
Foreign currency translation adjustments	1,420	416	1,163	(784)
Unrealized holding gains (losses) on available-for-sale securities	39,809	(22,316)	166,529	(63,653)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,183)	(34,716)	(2,506)	(35,690)
Deferred income tax (expense) benefit	(15,395)	3,912	(60,409)	20,485

Comprehensive income (loss)	125,723	(4,880)	205,204	(26,117)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(742)	—	(742)	—

Comprehensive income (loss) attributable to EchoStar common shareholders	$126,465	$(4,880)	$205,946	$(26,117)

Weighted-average common shares outstanding — Class A and B common stock:
Basic	86,539	89,863	86,505	89,795

Diluted	86,609	90,261	86,805	91,285

Earnings per share — Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$1.18	$0.53	$1.17	$0.60

Diluted net income (loss) per share attributable to EchoStar common shareholders	$1.18	$0.53	$1.17	$0.59

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$100,427	$53,525
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	121,424	123,985
Equity in losses (earnings) of affiliates	4,922	2,696
Unrealized and realized (gains) losses on marketable investment securities and other investments	2,954	(66,805)
Unrealized (gains) losses on investments accounted for at fair value, net	(116,950)	(3,215)
Impairments of goodwill, indefinite-lived and long-lived assets	—	12,799
Non-cash, stock-based compensation	6,861	11,021
Deferred tax expense (benefit)	(4,877)	(17,628)
Other, net	(7,777)	(703)
Change in noncurrent assets	(636)	(13,904)
Changes in current assets and current liabilities, net	11,209	(105,906)

Net cash flows from operating activities	117,557	(4,135)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(633,816)	(1,194,985)
Sales and maturities of marketable investment securities	728,271	1,113,858
Purchases of property and equipment	(105,746)	(92,931)
Proceeds from insurance settlement	—	40,750
Change in restricted cash and marketable investment securities	(9,050)	564
Purchase of strategic investments included in marketable and other investment securities	(31,247)	(133,692)
Other, net	6,155	(86)

Net cash flows from investing activities	(45,433)	(266,522)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(26,592)	(23,051)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off	—	544,065
Repurchases of Class A common stock	(7,502)	—
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	960	5,175

Net cash flows from financing activities	(33,134)	526,189

Net increase (decrease) in cash and cash equivalents	38,990	255,532
Cash and cash equivalents, beginning of period	24,467	41,082

Cash and cash equivalents, end of period	$63,457	$296,614

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,039	$16,065

Cash received for interest	$13,010	$9,783

Cash paid for income taxes	$25,168	$19,978

Vendor financing	$2,083	$13,946

Non-cash investing activities	$—	$15,862

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$—	$132,900

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,533,485

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The revision increased the loss in our previously reported “Unrealized gains (losses) on investments accounted for at fair value, net,” changing “Total other income (expense),” “Income (loss) before income taxes,” “Net income (loss)” for 2008 by $14 million and our basic and diluted net loss per share by $0.16 to $10.73. Further, our “Other noncurrent assets, net,” “Total noncurrent assets,” “Total assets,” “Accumulated earnings (deficit),” “Total EchoStar stockholders’ equity (deficit),” “Total stockholders’ equity (deficit)” and “Total liabilities and stockholders’ equity (deficit)” were decreased by $14 million. The revision had no impact on the 2008 total cash flows from operating, investing or financing activities in our Consolidated Statements of Cash Flows.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
3. Basic and Diluted Income (Loss) Per Share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing “Net income (loss) attributable to EchoStar common shareholders” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.
The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income (loss) attributable to EchoStar common shareholders	$101,814	$47,824	$101,169	$53,525

Weighted-average common shares outstanding — Class A and B common stock:
Basic	86,539	89,863	86,505	89,795
Dilutive impact of stock awards outstanding	70	398	300	1,490

Diluted	86,609	90,261	86,805	91,285

Earnings per share — Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$1.18	$0.53	$1.17	$0.60

Diluted net income (loss) per share attributable to EchoStar common shareholders	$1.18	$0.53	$1.17	$0.59

As of June 30, 2009 and 2008, there were stock awards to purchase 4.8 million and 0.6 million shares, respectively, of Class A common stock outstanding not included in the above denominator, as their effect is antidilutive.
Vesting of options and rights to acquire shares of our Class A common stock (“Restricted performance units”) granted pursuant to our long-term incentive plan is contingent upon meeting a certain long-term goal which has not yet been achieved. As a consequence, the following are not included in the diluted EPS calculation:

	As of June 30,
	2009	2008
	(In thousands)
Performance-based options	796	1,913
Restricted performance units	104	115

Total	900	2,028

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
4. Marketable Investment Securities, Restricted Cash and Other Investment Securities
Our marketable and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities — VRDNs	$449,645	$621,740
Current marketable investment securities — strategic	302,836	151,050
Current marketable investment securities — other	134,257	31,404

Total current marketable investment securities	886,738	804,194
Restricted marketable investment securities (1)	2,795	2,846

Total marketable investment securities	889,533	807,040

Restricted cash and cash equivalents (1)	9,051	—

Marketable and other investment securities:
Marketable and other investment securities — cost method	27,913	27,913
Marketable and other investment securities — equity method	50,386	20,841
Marketable and other investment securities — fair value method	237,074	107,963

Total marketable and other investment securities	315,373	156,717

Total marketable investment securities, restricted cash and other investment securities	$1,213,957	$963,757

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.
Marketable Investment Securities
Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.
Current Marketable Investment Securities — VRDNs
Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.
Current Marketable Investment Securities — Strategic
Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of June 30, 2009, a significant portion of our strategic investment portfolio consisted of securities of a few issuers and the value of that portfolio therefore depends on those issuers.
We account for debt securities purchased at a discount that is related to credit quality pursuant to the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected over our initial investment. These investments are accounted for under the cost recovery method, partial accrual or full accrual methods based on management’s quarterly evaluation of these securities.
During 2008, we purchased certain debt securities at a credit related discount and prior to the second quarter we accounted for these securities under the cost-recovery method and classified the entire discount as non-accretable yield in accordance with SOP 03-3. As a result of our second quarter 2009 evaluation, these investments are now accounted for under the full accrual method. The face value of these securities as of June 30, 2009 and December 31, 2008 was $175 million and $199 million, respectively. The carrying value, which is equal to fair value, of these securities at June 30, 2009 and December 31, 2008 was $172 million and $88 million, respectively.
Current Marketable Investment Securities — Other
Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate bonds and government bonds.
Restricted Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, restricted marketable investment securities included amounts required under our letters of credit.
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
Marketable and Other Investment Securities — Cost and Equity
Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of an investee. However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.
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
Unrealized Gains (Losses) on Marketable Investment Securities
As of June 30, 2009 and December 31, 2008, we had accumulated net unrealized gains of $154 million, excluding $60 million of related tax effect, and net unrealized losses of $10 million, with no related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against the deferred tax assets associated with the 2008 unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	As of June 30, 2009				As of December 31, 2008
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$449,645	$1	$—	$1	$621,740	$—	$—	$—
Other (including restricted)	314,279	103,958	(82)	103,876	127,803	—	(13,244)	(13,244)
Equity securities:
Other	125,609	49,727	—	49,727	57,497	2,825	—	2,825

Total marketable investment securities	$889,533	$153,686	$(82)	$153,604	$807,040	$2,825	$(13,244)	$(10,419)

As of June 30, 2009, restricted and non-restricted marketable investment securities include debt securities of $748 million with contractual maturities of one year or less and $16 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.
Marketable Investment Securities in a Loss Position
In accordance with the guidance of FASB Staff Position No. 115-1 (“FSP 115-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. We are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations. In addition, we have the ability and intent to hold our investments in these debt securities until they recover or mature.

	Primary	As of June 30, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$32,560	$32,319	$(69)	$—	$—	$241	$(13)

Total		$32,560	$32,319	$(69)	$—	$—	$241	$(13)

	Primary	As of December 31, 2008
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
				(In thousands)
Debt securities	Temporary market fluctuations	$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

Total		$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

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
•	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
•	Level 2, defined as observable inputs including quoted prices for similar assets; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.
Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of June 30, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities	$889,533	$127,605	$761,928	$—
Marketable and other investment securities	237,074	45,900	158,654	32,520

Total assets at fair value	$1,126,607	$173,505	$920,582	$32,520

Changes in Level 3 instruments are as follows (in thousands):

Level 3
Investment
Securities
Balance as of December 31, 2008	$23,821
Net realized and unrealized gains (losses) included in earnings	6,241
Purchases, issuances and settlements, net	2,458

Balance as of June 30, 2009	$32,520

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments
“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities — gains (losses) on sales/exchange	$2,494	$44,874	$3,817	$45,254
Gain on sale of a company which held certain FCC authorizations	—	67,624	—	67,624
Marketable and other investment securities — other-than-temporary impairments	(6,771)	(44,650)	(6,771)	(46,073)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$(4,277)	$67,848	$(2,954)	$66,805

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
We report the TerreStar financial information on a one-quarter lag as TerreStar is a public company but not a “large accelerated filer,” as defined by the Securities and Exchange Commission. As such, the statements of operations data, shown below, includes the three months ended March 31 for each respective period presented. We rely on TerreStar’s management to provide us with accurate summary financial information. We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following table provides summarized financial information from TerreStar:

	For the Three Months
	Ended March 31,
Statements of Operations Data (unaudited):	2009	2008
	(In thousands)
Operating expenses	$35,952	$67,194

Net income (loss) from continuing operations	$(49,463)	$(102,950)

Net income (loss)	$(49,463)	$(102,950)

Net income (loss) available to common stockholders	$(52,077)	$(101,499)

In August 2009, TerreStar filed its quarterly report on Form 10-Q for the quarter ended June 30, 2009. This report included a disclosure that TerreStar estimates its cash and cash equivalents will not be sufficient to cover its estimated funding needs for 2010 based upon its current plans. We account for our investment in TerreStar using the fair value method of accounting and its financial position as indicated in their Form 10-Q for the quarter ended June 30, 2009 could have a material impact on the fair value of our investment in subsequent periods.
5. Inventories
Inventories consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods	$10,967	$17,814
Raw materials	28,081	16,756
Work-in-process	14,820	15,168

Subtotal	53,868	49,738
Inventory allowance	(5,873)	(3,245)

Inventories, net	$47,995	$46,493

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
Owned Satellites
EchoStar XII. Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in full continental United States (“CONUS”)/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the 12-year design life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite. However, there can be no assurance future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII. As a result of the May 2009 anomalies on EchoStar XII, we determined that we had a triggering event related to EchoStar XII. See discussion of evaluation of impairment in “Long-Lived Satellite Assets” below. Based on this triggering event we performed an impairment review of the satellite using an undiscounted cash flow model and concluded that the estimated undiscounted cash flows associated with EchoStar XII were still in excess of its carrying value and therefore no impairment was required.
Long-Lived Satellite Assets
We account for impairments of long-lived satellite assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires a long-lived asset or asset group to be tested for recoverability whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. Based on the guidance under SFAS 144, we evaluate our satellites for recoverability at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Other than the evaluation discussed in EchoStar XII above, certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite. Based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition, pursuant to the guidance under SFAS 144 because the projected cash flows have not been significantly affected by these anomalies.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
7. Intangible Assets
As of June 30, 2009 and December 31, 2008, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	June 30, 2009		December 31, 2008
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
		(In thousands)
Contract-based	$190,566	$(83,418)	$190,566	$(75,104)
Customer relationships	23,600	(13,767)	23,600	(9,833)
Technology-based	73,314	(21,808)	73,297	(17,383)

Total	$287,480	$(118,993)	$287,463	$(102,320)

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years.
Estimated future amortization of our identifiable intangible assets as of June 30, 2009 is as follows (in thousands):

For the Years Ended December 31,
2009 (remaining six months)	$16,674
2010	31,381
2011	25,005
2012	23,185
2013	23,180
Thereafter	49,062

Total	$168,487

8. Stockholders’ Equity (Deficit)
Common Stock Repurchase Program
Our board of directors authorized stock repurchases of up to $500 million of our Class A common stock through and including December 31, 2009. During the six months ended June 30, 2009, we repurchased 0.5 million shares of our common stock for $8 million. As of June 30, 2009, we may repurchase up to $463 million under this plan.
9. Stock-Based Compensation
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
We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of June 30, 2009, we had outstanding under these plans stock options to acquire 6.3 million shares of our Class A common stock and 0.2 million restricted stock units. Stock options granted through June 30, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our stock awards have been subject to vesting, typically at the rate of 20% to 25% per year, however, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of June 30, 2009, we had 8.4 million shares of our Class A common stock available for future grant under our stock incentive plans.
As of June 30, 2009, the following stock awards were outstanding:

	As of June 30, 2009
	EchoStar Awards		DISH Network Awards
		Restricted		Restricted
	Stock	Stock	Stock	Stock
Stock Awards Outstanding	Options	Units	Options	Units
Held by EchoStar employees	4,801,087	82,065	3,534,866	410,374
Held by DISH Network employees	1,533,770	77,366	N/A	N/A

Total	6,334,857	159,431	3,534,866	410,374

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, based on the requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (“SFAS 123R”), our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Stock Award Activity
Our stock option activity for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
		Average
	Options	Exercise Price
Total options outstanding, beginning of period	5,184,415	$28.61
Granted	1,473,000	14.97
Exercised	(34,540)	6.03
Forfeited and cancelled	(288,018)	27.39

Total options outstanding, end of period	6,334,857	25.81

Performance based options outstanding, end of period (1)	795,850	25.61

Exercisable at end of period	1,885,600	29.60

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2009 and 2008 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Tax benefit from stock awards exercised	$148	$1,127	$292	$1,247

Based on the closing market price of our Class A common stock on June 30, 2009, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2009
	Options	Options
	Outstanding	Exercisable
	(In thousands)
Aggregate intrinsic value	$1,792	$218

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Our restricted stock unit activity for the six months ended June 30, 2009 was as follows:

	For the Six Months
	Ended June 30, 2009
		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Total restricted stock units outstanding, beginning of period	272,856	$29.40
Granted	—	—
Exercised	(4,000)	25.42
Forfeited and cancelled	(109,425)	31.55

Total restricted stock units outstanding, end of period	159,431	28.03

Restricted performance units outstanding, end of period (1)	104,356	26.49

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting certain long-term company goals. See discussion of the 2005 LTIP below.
Long-Term Performance-Based Plans
2005 LTIP. In 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”), that certain of our employees participated in prior to the Spin-off, within the terms of its 1999 Stock Incentive Plan. The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.
Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2009, that assessment could change at any time.
In accordance with SFAS 123R, if all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,757	$6,681
EchoStar awards held by EchoStar employees	3,605	1,356

Total	$21,362	$8,037

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Of the 6.3 million stock options and 0.2 million restricted stock units outstanding under our stock incentive plans as of June 30, 2009, the following awards were outstanding pursuant to the 2005 LTIP:

	As of June 30, 2009
		Weighted-
		Average
	Number of	Exercise
	Awards	Price
Stock options	795,850	$25.61
Restricted performance units	104,356

Total	900,206

Stock-Based Compensation
Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of sales — services and other	$—	$172	$—	$375
Research and development expenses	998	1,349	1,937	3,023
Selling, general and administrative expenses	2,409	4,030	4,924	7,623

Total non-cash, stock based compensation	$3,407	$5,551	$6,861	$11,021

As of June 30, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $34 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
The fair value of each stock award for the three and six months ended June 30, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	2.92%	3.42%	2.00% - 2.92%	2.74% - 3.42%
Volatility factor	28.91%	21.86%	28.48% - 28.91%	19.98% - 21.86%
Expected term of options in years	6.3	6.0	6.2 - 6.3	6.0 - 6.1
Weighted-average fair value of options granted	$5.58	$9.29	$4.76 - $5.58	$7.85 - $9.29
We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods presented. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
10. Commitments and Contingencies
Contingencies
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
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
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million to Tivo.
We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order. This award does not include sanctions for contempt, which could be substantial.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.
Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH Network may be required to pay could impair its ability to pay us and also negatively impact our future liquidity. If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.
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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
11. Depreciation and Amortization Expense
Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Satellites	$25,570	$34,785	$51,141	$69,571
Furniture, fixtures, equipment and other	24,011	18,574	50,581	35,136
Identifiable intangible assets subject to amortization	8,265	8,222	16,528	16,444
Buildings and improvements	1,629	1,434	3,174	2,834

Total depreciation and amortization	$59,475	$63,015	$121,424	$123,985

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Digital set-top box	$338,088	$429,553	$771,945	$923,168
Satellite services	40,417	48,613	81,352	104,817
All other	4,643	5,174	9,398	9,926

Total revenue	$383,148	$483,340	$862,695	$1,037,911

Net income (loss) attributable to EchoStar common Shareholders:
Digital set-top box	$(8,943)	$(9,261)	$(15,219)	$(6,679)
Satellite services	(1,923)	(2,944)	(3,435)	(11,866)
All other	112,680	60,029	119,823	72,070

Total net income (loss) attributable to EchoStar common shareholders	$101,814	$47,824	$101,169	$53,525

Geographic Information and Transactions with Major Customers
Geographic Information. Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. All other revenue includes transactions with customers in Europe, Africa, South America, and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the United States and foreign locations.

	United	All
	States	Other	Total
	(In thousands)
Long-lived assets, including FCC authorizations:
As of June 30, 2009	$1,313,585	$108,534	$1,422,119

As of December 31, 2008	$1,340,229	$96,772	$1,437,001

Revenue:
For the six months ended June 30, 2009	$843,089	$19,606	$862,695

For the six months ended June 30, 2008	$981,007	$56,904	$1,037,911

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Transactions with Major Customers. The following table summarizes sales to our major customers for the three and six months ended June 30, 2009 and 2008 and their respective percentage of total revenue.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Total revenue:
DISH Network	$303,768	$394,058	$715,972	$858,222
Bell TV	53,505	66,838	98,962	109,801
Other	25,875	22,444	47,761	69,888

Total revenue	$383,148	$483,340	$862,695	$1,037,911

Percentage of total revenue:
DISH Network	79.3%	81.5%	83.0%	82.7%

Bell TV	14.0%	13.8%	11.5%	10.6%

13. Related Party Transactions
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
“Equipment revenue — DISH Network”
Receiver Agreement. We entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes, related accessories, and other equipment from us for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the receiver agreement annually for up to two years. DISH Network has exercised its right to renew this agreement for an additional year. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
written notice. We may terminate this agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties will indemnify each other for certain intellectual property matters.
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
Satellite Capacity Agreements. We entered into satellite capacity agreements pursuant to which a DISH Network subsidiary leases satellite capacity on satellites owned or leased by us. The fees for the services to be provided under the satellite capacity agreements are based on spot market prices for similar satellite capacity and depend, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. Generally, each satellite capacity agreement will terminate upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date that the transponder on which service is being provided under the agreement fails; or (iv) January 1, 2010. We expect to enter into agreements pursuant to which DISH Network will continue to lease satellite capacity on certain satellites owned or leased by us after January 1, 2010.
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
QuetzSat-1 Lease Agreement. During November 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1. The remaining eight DBS transponders on QuetzSat-1 are expected to be used by DISH Mexico.
Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.
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
Inverness Lease Agreement. The lease for 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010. In August 2009, we and DISH Network agreed to extend this agreement through January 1, 2011.
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
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which DISH Network has the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are equal to our cost

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
plus a fixed margin, which varies depending on the nature of the services provided. DISH Network may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010 DISH Network will continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon sixty days prior written notice.
Services Agreement. We entered into a services agreement pursuant to which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. The fees for the services provided under this services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010 DISH Network will continue to have the right, but not the obligation, to receive from us the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon sixty days prior written notice.
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
Transition Services Agreement. We entered into a transition services agreement with DISH Network pursuant to which we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years, ending on January 1, 2010. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. We and DISH Network have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive certain of the services previously provided by DISH Network under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.
Other Agreements — DISH Network
Packout Services Agreement. We entered into a packout services agreement, whereby we have the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. The fees charged by DISH Network for the services provided

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
Remanufactured Receiver Agreement. We entered into a remanufactured receiver agreement with DISH Network under which we have the right to purchase remanufactured receivers and accessories from DISH Network for a two-year period ending on January 1, 2010. In August 2009, we and DISH Network agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DISH Network.
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
Tivo. Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Related Party Transactions with NagraStar
We purchase security access devices from NagraStar. The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Purchases:	(In thousands)
Purchases from NagraStar	$16,115	$12,211	$20,473	$19,933

	As of
	June 30,	December 31,
	2009	2008
Amounts Payable and Commitments:	(In thousands)
Amounts payable to NagraStar	$35,460	$32,504

Commitments to purchase from NagraStar during 2009	$24,417	$29,151

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Related Party Transactions with DISH Mexico
During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $46 million has been satisfied in the form of cash, equipment and services, leaving $66 million remaining under this commitment. Of the remaining commitment, approximately $28 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three months ended June 30, 2009, we sold $5 million of set-top boxes and related accessories to DISH Mexico that are not related to the original commitment associated with our investment in DISH Mexico. As of June 30, 2009, amounts receivable from DISH Mexico totaled $4 million.
Related Party Transactions with a Taiwanese Joint Venture
During June of 2009, we entered into an agreement to form a Taiwanese joint venture, for a DTH service in Taiwan and certain other targeted regions in Asia. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. Subject to a number of conditions, including regulatory approvals and entry into various other arrangements, we committed to provide approximately $36 million of value over an initial three year period, of which $18 million will be satisfied in the form of cash and $18 million will be satisfied in the form of a loan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, under the caption “Item 1A. Risk Factors.”
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
“Digital Set-Top Box” Business
Our “Digital Set-Top Box” business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada and other international customers. As part of the Spin-off, DISH Network contributed Sling Media, Inc., a leading innovator in the digital-lifestyle space to us, to complement our existing product line. Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband Internet connection.
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
During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and may sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $46 million has been satisfied in the form of cash, equipment and services, leaving $66 million remaining under this commitment. Of the remaining commitment, approximately $28 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.
During June of 2009, we entered into an agreement to form a Taiwanese joint venture, for a DTH service in Taiwan and certain other targeted regions in Asia. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. Subject to a number of conditions, including regulatory approvals and entry into various other arrangements, we committed to provide approximately $36 million of value over an initial three year period, of which $18 million will be satisfied in the form of cash and $18 million will be satisfied in the form of a loan.

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
Changes in DISH Network subscriber growth could have a material adverse affect on our digital set-top box sales. In particular, weaknesses in the economy and other factors adversely affecting DISH Network, such as the decision by AT&T to terminate its distribution agreement with DISH Network effective January 31, 2009, may have an adverse impact on us. According to DISH Network’s Form 10-K for the year ended December 31, 2008, its relationship with AT&T accounted for approximately 17% of DISH Network’s gross subscriber additions. Furthermore, DISH Network has in the last six months experienced declining and negative subscriber growth. To the extent that this trend continues or intensifies as a result of deteriorating economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline.
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
Future Capital Sources
We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.
Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH Network may be required to pay could impair its ability to pay us and also negatively impact our future liquidity.
If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.
Other Risks
Our profitability is also affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses, as well as other expenses that we incur as a separate publicly-traded company. These costs are associated with, among other things, financial reporting, information technology, complying with federal securities laws (including compliance with the Sarbanes- Oxley Act of 2002), tax administration and human resources related functions. As we expand
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
Equipment revenue — other. “Equipment revenue — other” primarily includes sales of digital set-top boxes and related components to Bell TV, DISH Mexico and other international customers, including sales of Slingboxes and related hardware products.
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
Cost of sales — equipment. “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, DISH Mexico and other international customers, including costs associated with Slingboxes and related hardware products.
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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss) attributable to EchoStar common shareholders” plus “Interest expense” net of “Interest income,” “Income taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss) attributable to EchoStar common shareholders” in our discussion of “Results of Operations” below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

	For the Three Months
	Ended June 30,		Variance
	2009	2008	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Equipment revenue — DISH Network	$204,284	$301,039	$(96,755)	(32.1)
Equipment revenue — other	70,077	76,951	(6,874)	(8.9)
Services and other revenue — DISH Network	99,484	93,019	6,465	7.0
Services and other revenue — other	9,303	12,331	(3,028)	(24.6)

Total revenue	383,148	483,340	(100,192)	(20.7)

Costs and Expenses:
Cost of sales — equipment	231,637	317,483	(85,846)	(27.0)
% of Total equipment revenue	84.4%	84.0%
Cost of sales — services and other	48,267	57,699	(9,432)	(16.3)
% of Total services and other revenue	44.4%	54.8%
Research and development expenses	11,222	7,473	3,749	50.2
% of Total revenue	2.9%	1.5%
Selling, general and administrative expenses	35,597	40,059	(4,462)	(11.1)
% of Total revenue	9.3%	8.3%
Depreciation and amortization	59,475	63,015	(3,540)	(5.6)

Total costs and expenses	386,198	485,729	(99,531)	(20.5)

Operating income (loss)	(3,050)	(2,389)	(661)	27.7

Other Income (Expense):
Interest income	5,489	7,491	(2,002)	(26.7)
Interest expense, net of amounts capitalized	(7,229)	(8,278)	1,049	12.7
Unrealized and realized gains (losses) on marketable investment securities and other investments	(4,277)	67,848	(72,125)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	110,063	(7,689)	117,752	NM
Other, net	(2,460)	(3,363)	903	26.9

Total other income (expense)	101,586	56,009	45,577	81.4

Income (loss) before income taxes	98,536	53,620	44,916	83.8
Income tax (provision) benefit, net	2,536	(5,796)	8,332	NM
Effective tax rate	2.6%	(10.8% )

Net income (loss)	$101,072	$47,824	$53,248	NM
Less: Net income (loss) attributable to noncontrolling interest	(742)	—	(742)	NM

Net income (loss) attributable to EchoStar common shareholders	$101,814	$47,824	$53,990	NM

Other Data:
EBITDA	$160,493	$117,422	$43,071	36.7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment revenue — DISH Network. “Equipment revenue — DISH Network” totaled $204 million during the three months ended June 30, 2009, a decrease of $97 million or 32.1% compared to the same period in 2008. This change resulted primarily from a 31% decrease in unit sales of set-top boxes and an 18% decline in average revenue per unit resulting from a change in the mix of receivers sold.
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
Equipment revenue — other. “Equipment revenue — other” totaled $70 million during the three months ended June 30, 2009, a decrease of $7 million or 8.9% compared to the same period in 2008. This change resulted primarily from a $13 million decrease in sales to Bell TV, partially offset by an increase in sales to DISH Mexico and sales of Slingboxes and related hardware products. The number of units sold and average revenue per unit to Bell TV decreased versus the same quarter in 2008 due to a change in sales mix and as a result of the February 6, 2009 amendment to our agreement with Bell TV, discussed below. The sales to DISH Mexico are not part of the original commitment associated with our investment in DISH Mexico.
A substantial majority of our international revenue during the three months ended June 30, 2009 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.
Services and other revenue — DISH Network. “Services and other revenue — DISH Network” totaled $99 million during the three months ended June 30, 2009, an increase of $6 million or 7.0% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided to DISH Network related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of DISH Network’s HD local markets, partially offset by a slight decrease in the transponder capacity leased by DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $232 million during the three months ended June 30, 2009, a decrease of $86 million or 27% compared to the same period in 2008. This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network and to Bell TV, partially offset by an increase in sales to DISH Mexico and sales of Slingboxes and related hardware products. “Cost of sales — equipment” represented 84.4% and 84.0% of total equipment sales during the three months ended June 30, 2009 and 2008, respectively.
Cost of sales — services and other. “Cost of sales — services and other” totaled $48 million during the three months ended June 30, 2009, a decrease of $9 million or 16.3% compared to the same period during 2008. “Cost of sales — services and other” represented 44.4% and 54.8% of total “Services and other revenue” during the three months ended June 30, 2009 and 2008, respectively. The overall decrease and the decline in this expense to revenue ratio were primarily driven by a decrease in costs associated with fiber backhaul and a decrease in costs related to certain international programming events.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $36 million during the three months ended June 30, 2009, a decrease of $4 million or 11.1% compared to the same period in 2008. This decrease was attributable to a reduction of our marketing and advertising expenses for Slingboxes and related hardware products and the collection of previously reserved receivables, partially offset by an increase in litigation expense. “Selling, general and administrative expenses” represented 9.3% and 8.3% of “Total revenue” during the three months ended June 30, 2009 and 2008, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Depreciation and amortization. “Depreciation and amortization” expense totaled $59 million during the three months ended June 30, 2009, a $4 million or 5.6% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to less depreciation expense on AMC-15 and AMC-16, partially offset by assets placed in service during 2009. In 2008, we impaired AMC-15 and AMC-16 by the combined amount of $218 million.
Interest income. “Interest income” totaled $5 million during the three months ended June 30, 2009, a $2 million decrease compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during the second quarter of 2009.
Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” for the three months ended June 30, 2009 was a net loss of $4 million compared to a net gain of $68 million during the same period in 2008. The change is primarily attributable to a 2008 gain on the sale of a company, which held certain FCC authorizations, for a publicly traded stock.
Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled $110 million during the three months ended June 30, 2009, a $118 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $160 million during the three months ended June 30, 2009, an increase of $43 million compared to the same period in 2008. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$160,493	$117,422
Less:
Interest expense, net	1,740	787
Income tax provision (benefit), net	(2,536)	5,796
Depreciation and amortization	59,475	63,015

Net income (loss) attributable to EchoStar common shareholders	$101,814	$47,824

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
Income tax (provision) benefit, net. During the three months ended June 30, 2009, we recorded an income tax benefit totaling $3 million compared to an income tax provision of $6 million during the same period in 2008. This change resulted from the decrease in our effective tax rate which was positively impacted by the release of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Net income (loss) attributable to EchoStar common shareholders. Our net income attributable to EchoStar common shareholders was $102 million during the three months ended June 30, 2009, an increase of $54 million compared to the same period in 2008. This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

	For the Six Months
	Ended June 30,		Variance
	2009	2008	Amount	%
Statements of Operations Data	(In thousands)
Revenue:
Equipment revenue — DISH Network	$524,603	$672,733	$(148,130)	(22.0)
Equipment revenue — other	126,988	151,773	(24,785)	(16.3)
Services and other revenue — DISH Network	191,369	185,489	5,880	3.2
Services and other revenue — other	19,735	27,916	(8,181)	(29.3)

Total revenue	862,695	1,037,911	(175,216)	(16.9)

Costs and Expenses:
Cost of sales — equipment	558,654	699,908	(141,254)	(20.2)
% of Total equipment revenue	85.7%	84.9%
Cost of sales — services and other	101,051	110,215	(9,164)	(8.3)
% of Total services and other revenue	47.9%	51.6%
Research and development expenses	20,814	16,619	4,195	25.2
% of Total revenue	2.4%	1.6%
Selling, general and administrative expenses	66,150	75,912	(9,762)	(12.9)
% of Total revenue	7.7%	7.3%
Depreciation and amortization	121,424	123,985	(2,561)	(2.1)
Impairments of goodwill, indefinite-lived and long-lived assets	—	12,799	(12,799)	(100.0)

Total costs and expenses	868,093	1,039,438	(171,345)	(16.5)

Operating income (loss)	(5,398)	(1,527)	(3,871)	NM

Other Income (Expense):
Interest income	14,778	17,956	(3,178)	(17.7)
Interest expense, net of amounts capitalized	(14,515)	(16,561)	2,046	12.4
Unrealized and realized gains (losses) on marketable investment securities and other investments	(2,954)	66,805	(69,759)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	116,950	3,215	113,735	NM
Other, net	(5,045)	(5,605)	560	10.0

Total other income (expense)	109,214	65,810	43,404	66.0

Income (loss) before income taxes	103,816	64,283	39,533	61.5
Income tax (provision) benefit, net	(3,389)	(10,758)	7,369	(68.5)
Effective tax rate	(3.3% )	(16.7% )

Net income (loss)	$100,427	$53,525	$46,902	87.6
Less: Net income (loss) attributable to noncontrolling interest	(742)	—	(742)	NM

Net income (loss) attributable to EchoStar common shareholders	$101,169	$53,525	$47,644	89.0

Other Data:
EBITDA	$225,719	$186,873	$38,846	20.8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Equipment revenue — DISH Network. “Equipment revenue — DISH Network” totaled $525 million during the six months ended June 30, 2009, a decrease of $148 million or 22% compared to the same period in 2008. This change resulted primarily from a 20% decrease in unit sales of set-top boxes and a 15% decline in average revenue per unit resulting from a change in the mix of receivers sold.
Equipment revenue — other. “Equipment revenue — other” totaled $127 million during the six months ended June 30, 2009, a decrease of $25 million or 16.3% compared to the same period in 2008. This change resulted primarily from a $32 million decrease in sales to Bell TV and other international customers, partially offset by an increase in sales to DISH Mexico and in sales of Slingboxes and related hardware products. The number of units sold and average revenue per unit to Bell TV decreased versus the same period in 2008 due to a change in sales mix and as a result of the February 6, 2009 amendment to our agreement with Bell TV, previously discussed. Our sales to international customers other than Bell TV were adversely impacted by low cost competitors that are principally located in Asia. The sales to DISH Mexico are not part of the original commitment associated with our investment in DISH Mexico.
Services and other revenue — DISH Network. “Services and other revenue — DISH Network” totaled $191 million during the six months ended June 30, 2009, an increase of $6 million or 3.2% compared to the same period during 2008. This change was primarily attributable to an increase in uplink services provided to DISH Network related to the launch of Ciel II which commenced commercial operations in February 2009 and continued expansion of DISH Network’s HD local markets, partially offset by a slight decrease in the transponder capacity leased by DISH Network.
Services and other revenue — other. “Services and other revenue — other” totaled $20 million during the six months ended June 30, 2009, a decrease of $8 million or 29.3% compared to the same period during 2008. The change was driven primarily by a decrease in revenue from several non-recurring sources in the first quarter of 2008 that had minimal associated costs, partially offset by an increase in transponder leasing provided to customers other than DISH Network.
Cost of sales — equipment. “Cost of sales — equipment” totaled $559 million during the six months ended June 30, 2009, a decrease of $141 million or 20.2% compared to the same period in 2008. This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network, Bell TV and to other international customers, partially offset by an increase in sales to DISH Mexico and sales of Slingboxes and related hardware products. “Cost of sales — equipment” represented 85.7% and 84.9% of total equipment sales during the six months ended June 30, 2009 and 2008, respectively. The increase in the expense to revenue ratio principally resulted from a decline in the number of, and margins on, sales of digital set-top boxes and related components to Bell TV and other international customers.
Cost of sales — services and other. “Cost of sales — services and other” totaled $101 million during the six months ended June 30, 2009, a decrease of $9 million or 8.3% compared to the same period in 2008. “Cost of sales — services and other” represented 47.9% and 51.6% of total “Services and other revenue” during the six months ended June 30, 2009 and 2008, respectively. The overall decrease and the decline in the expense to revenue ratio was primarily driven by decreases in costs related to certain international programming events and in certain transponder leasing costs which ceased during the first quarter of 2008.
Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $66 million during the six months ended June 30, 2009, a decrease of $10 million or 12.9% compared to the same period in 2008. This decrease was attributable to a reduction of our marketing and advertising expenses for Slingboxes and related hardware products and the collection of previously reserved receivables, partially offset by an increase in litigation expense. “Selling, general and administrative expenses” represented 7.7% and 7.3% of “Total revenue” during the six months ended June 30, 2009 and 2008, respectively.
Impairments of goodwill, indefinite-lived and long-lived assets. “Impairments of goodwill, indefinite-lived and long-lived assets” totaled $13 million during the six months ended June 30, 2008. In connection with the AMC-14 launch anomaly, we wrote-off certain deposits, capitalized interest and insurance costs, net of insurance proceeds.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Interest income. “Interest income” totaled $15 million during the six months ended June 30, 2009, a $3 million decrease compared to the same period in 2008. This decrease principally resulted from lower cash and marketable investment securities balances and lower percentage returns earned on our cash and marketable investment securities during 2009.
Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” for the six months ended June 30, 2009 was a net loss of $3 million compared to a net gain of $67 million during the same period in 2008. The change is primarily attributable to a 2008 gain on the sale of a company, which held certain FCC authorizations, for a publicly traded stock.
Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled $117 million during the six months ended June 30, 2009, a $114 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.
Earnings before interest, taxes, depreciation and amortization. EBITDA was $226 million during the six months ended June 30, 2009, an increase of $39 million compared to the same period in 2008. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2009	2008
	(In thousands)
EBITDA	$225,719	$186,873
Less:
Interest expense, net	(263)	(1,395)
Income tax provision (benefit), net	3,389	10,758
Depreciation and amortization	121,424	123,985

Net income (loss) attributable to EchoStar common shareholders	$101,169	$53,525

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
Income tax (provision) benefit, net. During the six months ended June 30, 2009, we recorded an income tax provision totaling $3 million compared to $11 million during the same period in 2008. The change resulted from a decrease in our effective tax rate primarily related to the release of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature, partially offset by an increase in “Income (loss) before income taxes.”
Net income (loss) attributable to EchoStar common shareholders. Our net income attributable to common shareholders was $101 million during the six months ended June 30, 2009, an increase of $48 million compared to the same period in 2008. This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Marketable Investment Securities
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2009, our cash, cash equivalents and current marketable investment securities totaled $950 million compared to $829 million as of December 31, 2008. As of June 30, 2009 our $950 million of cash, cash equivalents and current marketable investment securities included $197 million of securities of a single issuer. The $121 million increase in cash, cash equivalents and current marketable investment securities was primarily related to an increase in the value of certain marketable investment securities and cash generated from operations, partially offset by capital expenditures, purchases of marketable investment securities, repayment of debt and repurchases of our Class A common stock.
We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of June 30, 2009 and December 31, 2008, we held VRDNs with fair values of $450 million and $622 million, respectively.
The following discussion highlights our cash flow activities during the six months ended June 30, 2009.
Cash Flow
Cash flows from operating activities
For the six months ended June 30, 2009, we reported net cash flows from operating activities of $118 million. This amount primarily includes net income adjusted for “Depreciation and amortization” and “Unrealized (gains) losses on investments accounted for at fair value, net” of $105 million and changes in working capital.
Cash flows from investing activities
For the six months ended June 30, 2009, we reported net cash outflows from investing activities of $45 million primarily related to capital expenditures of $106 million and purchases of strategic investments of $31 million, partially offset by net sales of marketable investment securities of $94 million. The capital expenditures include $62 million of satellite related capital expenditures and $44 million of other corporate capital expenditures.
Cash flows from financing activities
For the six months ended June 30, 2009, we reported net cash outflows from financing activities of $33 million primarily resulting from debt repayments and repurchases of our Class A common stock.
Future Capital Sources
We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.
Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH Network may be required to pay could impair its ability to pay us and also negatively impact our future liquidity.
If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued
Off-Balance Sheet Arrangements
In general, we do not engage in off-balance sheet financing activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks Associated With Financial Instruments
Our investments and debt are exposed to market risks, discussed below.
Cash, Cash Equivalents and Marketable Investment Securities. As of June 30, 2009, our restricted and unrestricted cash, cash equivalents and current marketable investment securities had a fair value of $962 million. Of that amount, a total of $659 million was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper and notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. As of June 30, 2009, all of the $659 million was invested in fixed or variable rate instruments. The value of these investments can be impacted by interest rate fluctuations, but while an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Further, the value could be lowered by credit losses should economic conditions worsen.
Strategic Marketable Investment Securities. In general, our marketable investment securities portfolio includes debt and equity of public companies we hold for strategic and financial purposes. As of June 30, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $303 million. These investments, which are concentrated in a few companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in approximately a $30 million decrease in the fair value of these investments.
Marketable and Other Investment Securities. We are exposed to equity risk as it relates to changes in the market value of our other investments which totaled $315 million as of June 30, 2009. We invest in equity instruments of public and private companies for operational, financial and strategic business purposes. These securities are subject to significant fluctuations in market value due to volatility of the stock market and the industry in which the companies operate. A hypothetical 10% adverse change in the price of these equity instruments would result in an approximate $32 million decrease in the value of these investments.
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
Interest Rate Risk. Our cash, cash equivalents and marketable investment securities had an average annual return for the six months ended June 30, 2009 of 4.0%. A hypothetical 10% decrease in the average interest rates would result in a decrease of approximately $3 million in annual interest income. The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. The value of these investments can also be impacted by interest rate fluctuations.
Long Term Debt. As of June 30, 2009, we had $322 million of long-term debt, of which $314 million represents our capital lease obligations, which are not subject to the requirements of Financial Accounting Standards Board Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS 107”).
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
In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally,

PART II — OTHER INFORMATION — Continued
we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.
Acacia
During 2004, Acacia Media Technologies, (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. In March 2008, the Court issued an order outlining a schedule for filing dispositive invalidity motions based on its claim constructions. Acacia has agreed to stipulate to invalidity based on the Court’s claim constructions in order to proceed immediately to the Federal Circuit on appeal. The Court, however, has permitted us to file additional invalidity motions, which we have done. The Court has not yet ruled on those motions.
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
Broadcast Innovation, L.L.C.
During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.
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
During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. During April 2008, the Federal Circuit

PART II — OTHER INFORMATION — Continued
reversed the judgment against DirecTV and ordered a new trial. Our case is stayed until the DirecTV action is resolved.
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
Global Communications
During April 2007, Global Communications, Inc. (“Global”) filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the ‘702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the ‘702 patent and issued an Office Action finding that all of the claims of the ‘702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.
During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the ‘717 patent), which relates to satellite reception.
We intend to vigorously defend these cases. In the event that a Court ultimately determines that we infringe the ‘702 patent and/or the ‘717 patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
Guardian Media
During December 2008, Guardian Media Technologies LTD (“Guardian”) filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features.
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
Multimedia Patent Trust
On February 13, 2009, Multimedia Patent Trust (“MPT”) filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.
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

PART II — OTHER INFORMATION — Continued
suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
NorthPoint Technology
On July 2, 2009, NorthPoint Technology, Ltd (“Northpoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (“the ‘636 patent”). The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.
We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.
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
Technology Development Licensing
On January 22, 2009, Technology Development and Licensing LLC (“TechDev”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35, 952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.
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
Tivo Inc.
During January 2008, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its January 2008 decision, the Federal Circuit affirmed the jury’s verdict of infringement on Tivo’s “software claims,” and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo’s “hardware claims,” and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million to Tivo.
We also developed and deployed “next-generation” DVR software. This improved software was automatically downloaded to our current customers’ DVRs, and is fully operational (our “original alternative technology”). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo’s patent. Tivo filed a motion for contempt alleging that we are in violation of the Court’s injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo’s patent, and that we were in compliance with the injunction.
On June 2, 2009, the District Court granted Tivo’s contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order. This award does not include sanctions for contempt, which could be substantial.
On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. The Federal Circuit set an expedited briefing schedule for the appeal with oral argument possible as early as November 2009.
The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo is seeking up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits.

PART II — OTHER INFORMATION — Continued
On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of the ‘389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.
In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.
Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH Network may be required to pay could impair its ability to pay us and also negatively impact our future liquidity. If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

PART II — OTHER INFORMATION — Continued
Other
In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

PART II — OTHER INFORMATION — Continued
Item 1A. RISK FACTORS
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2008.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would in turn place us at a significant disadvantage to our competitors and significantly decrease sales of digital set-top boxes to DISH Network and others.
In June 2009, the U.S. District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million dollars in supplemental damages.
If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld is likely to be significant.
If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.
Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.
Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH Network may be required to pay could impair its ability to pay us and also negatively impact our future liquidity. If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital. Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.
The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.
The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set top boxes to DISH Network and increased pricing pressure on our average selling prices, including sales to Bell TV as a result of the February 6, 2009 amendment to our agreement with Bell TV. Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further

PART II — OTHER INFORMATION — Continued
decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our financial position and results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Class A common stock from April 1, 2009 through June 30, 2009.

			Total Number of	Maximum Approximate
	Total		Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (a)
				(In thousands)
April 1 - April 30, 2009	—	$—	—	$470,114
May 1 - May 31, 2009	—	$—	—	$470,114
June 1 - June 30, 2009	489,183	$15.34	489,183	$462,612

Total	489,183		489,183	$462,612

(a)	In November 2007, our Board of Directors authorized the repurchase of up to $1.0 billion of our Class A common stock during 2008. Effective November 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we are currently authorized to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of the shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II — OTHER INFORMATION — Continued
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were voted upon at the annual meeting of our shareholders held on May 11, 2009:
a.	The election of Joseph P. Clayton, R. Stanton Dodge, Michael T. Dugan, Charles W. Ergen, David K. Moskowitz, Tom A. Ortolf, and C. Michael Schroeder as directors to serve until the 2010 annual meeting of shareholders;

b.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009;

c.	Approval to amend and restate our Employee Stock Purchase Plan; and

d.	Approval of amendments to existing equity plans to allow for stock award exchange programs.
All matters voted on at the annual meeting were approved. The voting results were as follows:

	Votes
		Against/		Broker
	For	Withheld	Abstain	Non-Votes
Election as directors:
Joseph P. Clayton	505,117,587	3,443,434	—	—
R. Stanton Dodge	496,594,546	11,966,475	—	—
Michael T. Dugan	496,858,585	11,702,436	—	—
Charles W. Ergen	502,118,805	6,442,216	—	—
David K. Moskowitz	496,596,350	11,964,671	—	—
Tom A. Ortolf	505,093,090	3,467,931	—	—
C. Michael Schroeder	505,096,251	3,464,770	—	—

Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009	508,026,393	57,226	477,402	—

Approval to amend and restate our Employee Stock Purchase Plan	500,742,401	3,346,425	585,418	3,886,777

Approval of amendments to existing equity plans to allow for stock award exchange programs	488,777,173	19,191,552	592,296	—
Item 5. OTHER INFORMATION
Satellite Procurement Agreement. We entered into a satellite procurement agreement pursuant to which DISH Network has the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. DISH Network may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010 DISH Network will continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon sixty days prior written notice.

Services Agreement. We entered into a services agreement pursuant to which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. The fees for the services provided under this services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010 DISH Network will continue to have the right, but not the obligation, to receive from us the services previously provided under the services agreement for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon sixty days prior written notice.

Transition Services Agreement. We entered into a transition services agreement with DISH Network pursuant to which we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years, ending on January 1, 2010. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. We and DISH Network have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive certain of the services previously provided by DISH Network under the transition services agreement for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon sixty days prior written notice.

Tivo. Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the three months ended June 30, 2009, we recorded a charge included in “General and administrative expenses - DISH Network” on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

PART II — OTHER INFORMATION — Continued
Item 6. EXHIBITS
(a) Exhibits.

10.1*	Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).

10.2*	Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).

10.3*	Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).

31.1☐	Section 302 Certification by Chairman and Chief Executive Officer.

31.2☐	Section 302 Certification by Executive Vice President and Chief Financial Officer.

32.1☐	Section 906 Certification by Chairman and Chief Executive Officer.

32.2☐	Section 906 Certification by Executive Vice President and Chief Financial Officer.

☐	Filed herewith.

*	Incorporated by reference.

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

Date: August 10, 2009