Form 10-Q
period 2009-09-30
EchoStar CORP
filed 2009-11-09
CIK 1415404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1232727 (I.R.S. Employer Identification No.)
100 Inverness Terrace East Englewood, Colorado (Address of principal executive offices)	80112 (Zip code)

(303) 706-4000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 23, 2009, the registrant's outstanding common stock consisted of 37,111,637 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I—FINANCIAL INFORMATION
	Disclosure Regarding Forward-Looking Statements	i
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—September 30, 2009 and December 31, 2008 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	68
Item 6.	Exhibits	69
	Signatures	70

PART I—FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "intend," "plan," "estimate," "expect" or "anticipate" will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.

        The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

  •
  Weakened economic conditions, including the recent downturn in financial markets and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

  •
  We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss as a customer of, or a significant reduction in orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to, DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

  •
  Adverse developments in DISH Network's business, such as the termination of its distribution relationship with AT&T, may adversely affect us.

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

i

  •
  We rely on key personnel and the loss of their services may negatively affect our businesses.

Risks Affecting Our "Digital Set-Top Box" Business

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

  •
  Growth in our "Digital Set-Top Box" business likely requires expansion of our sales to international customers; we may be unsuccessful in expanding international sales.

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

  •
  If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would in turn place us at a significant disadvantage to our competitors and significantly decrease sales of digital set-top boxes to DISH Network and others.

Risks Affecting Our "Satellite Services" Business

  •
  We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

ii

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

  •
  Our "Satellite Services" business is subject to risks of adverse government regulation.

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

        In this report, the words "EchoStar," the "Company," "we," "our" and "us" refer to EchoStar Corporation and its subsidiaries, unless the context otherwise requires. "DISH Network" refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$47,456	$24,467
Marketable investment securities	887,301	804,194
Trade accounts receivable—DISH Network, net of allowance for doubtful accounts of zero	297,715	297,629
Trade accounts receivable—other, net of allowance for doubtful accounts of $3,752 and $7,182, respectively	39,487	29,216
Inventories, net	33,563	46,493
Deferred tax assets	11,715	9,484
Other current assets	18,758	17,230

Total current assets	1,335,995	1,228,713

Noncurrent Assets:
Restricted cash and marketable investment securities	17,846	2,846
Property and equipment, net of accumulated depreciation of $1,567,507 and $1,447,572, respectively	1,166,255	1,182,048
FCC authorizations	69,810	69,810
Deferred tax assets	—	8,047
Intangible assets, net	160,150	185,143
Marketable and other investment securities	575,416	156,717
Other noncurrent assets, net	62,017	56,475

Total noncurrent assets	2,051,494	1,661,086

Total assets	$3,387,489	$2,889,799

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable—other	$255,289	$205,660
Trade accounts payable—DISH Network	20,516	21,570
Accrued expenses and other	104,661	89,324
Current portion of capital lease obligations, mortgages and other notes payable	49,673	52,778

Total current liabilities	430,139	369,332

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	257,432	293,661
Deferred tax liabilities	23,905	—
Other long-term liabilities	16,502	15,220

Total long-term obligations, net of current portion	297,839	308,881

Total liabilities	727,978	678,213

Commitments and Contingencies (Note 10)
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,606,794 and 42,382,704 shares issued, 37,136,304 and 38,764,208 shares outstanding, respectively	43	42
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,261,513	3,248,327
Accumulated other comprehensive income (loss)	58,041	(10,598)
Accumulated earnings (deficit)	(563,079)	(958,188)
Treasury stock, at cost	(97,055)	(68,045)

Total stockholders' equity (deficit)	2,659,511	2,211,586

Total liabilities and stockholders' equity (deficit)	$3,387,489	$2,889,799

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Equipment revenue—DISH Network	$314,362	$461,675	$838,965	$1,134,408
Equipment revenue—other	68,647	55,110	195,635	206,883
Services and other revenue—DISH Network	89,913	91,388	281,282	276,877
Services and other revenue—other	10,010	8,000	29,745	35,916

Total revenue	482,932	616,173	1,345,627	1,654,084

Costs and Expenses:
Cost of sales—equipment	327,522	446,970	886,176	1,146,878
Cost of sales—services and other (exclusive of depreciation shown below—Note 11)	47,954	52,670	149,005	162,885
Research and development expenses	10,633	7,302	31,447	23,921
Selling, general and administrative expenses	37,223	31,176	90,117	93,792
General and administrative expenses—DISH Network	4,447	6,192	17,703	19,488
Depreciation and amortization (Note 11)	58,989	69,782	180,413	193,767
Impairments of goodwill, indefinite-lived and long-lived assets	—	43,193	—	55,992

Total costs and expenses	486,768	657,285	1,354,861	1,696,723

Operating income (loss)	(3,836)	(41,112)	(9,234)	(42,639)

Other Income (Expense):
Interest income	9,757	8,807	24,535	26,763
Interest expense, net of amounts capitalized	(6,964)	(7,839)	(21,479)	(24,400)
Unrealized and realized gains (losses) on marketable investment securities and other investments	100,458	(110,719)	97,504	(43,914)
Unrealized gains (losses) on investments accounted for at fair value, net	232,359	(150,321)	349,309	(147,106)
Other, net	1,400	(1,706)	(3,645)	(7,311)

Total other income (expense)	337,010	(261,778)	446,224	(195,968)

Income (loss) before income taxes	333,174	(302,890)	436,990	(238,607)
Income tax (provision) benefit, net	(38,492)	(5,040)	(41,881)	(15,798)

Net income (loss)	294,682	(307,930)	395,109	(254,405)
Less: Net income (loss) attributable to noncontrolling interest	742	—	—	—

Net income (loss) attributable to EchoStar common shareholders	$293,940	$(307,930)	$395,109	$(254,405)

Comprehensive Income (Loss):
Net income (loss)	$294,682	$(307,930)	$395,109	$(254,405)
Foreign currency translation adjustments	(546)	(1,037)	617	(1,821)
Unrealized holding gains (losses) on available-for-sale securities	41,596	(53,557)	208,125	(153,720)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(100,458)	100,728	(102,964)	101,548
Deferred income tax (expense) benefit	23,270	—	(37,139)	20,485

Comprehensive income (loss)	258,544	(261,796)	463,748	(287,913)
Less: Comprehensive income (loss) attributable to noncontrolling interest	742	—	—	—

Comprehensive income (loss) attributable to EchoStar common shareholders	$257,802	$(261,796)	$463,748	$(287,913)

Weighted-average common shares outstanding—Class A and B common stock:
Basic	85,260	89,884	86,086	89,825

Diluted	85,310	89,884	86,303	89,825

Earnings per share—Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$3.45	$(3.43)	$4.59	$(2.83)

Diluted net income (loss) per share attributable to EchoStar common shareholders	$3.45	$(3.43)	$4.58	$(2.83)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$395,109	$(254,405)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	180,413	193,767
Equity in losses (earnings) of affiliates	4,179	3,304
Unrealized and realized (gains) losses on marketable investment securities and other investments	(97,504)	43,914
Unrealized (gains) losses on investments accounted for at fair value, net	(349,309)	147,106
Impairments of goodwill, indefinite-lived and long-lived assets	—	55,992
Non-cash, stock-based compensation	10,118	17,477
Deferred tax expense (benefit)	(8,348)	(51,634)
Other, net	(14,029)	(13,897)
Change in noncurrent assets	(168)	(36,610)
Changes in current assets and current liabilities, net	21,078	(71,593)

Net cash flows from operating activities	141,539	33,421

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,284,078)	(2,440,917)
Sales and maturities of marketable investment securities	1,423,943	2,439,078
Purchases of property and equipment	(124,910)	(147,268)
Proceeds from insurance settlement	—	40,750
Change in restricted cash and marketable investment securities	(15,906)	304
Purchase of strategic investments included in marketable and other investment securities	(53,023)	(133,692)
Other, net	5,052	(1,012)

Net cash flows from investing activities	(48,922)	(242,757)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(42,094)	(37,016)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off	—	544,065
Repurchases of Class A common stock	(29,010)	(14,785)
Net proceeds from Class A common stock options exercised and Class A common stock issued under the Employee Stock Purchase Plan	1,476	5,784

Net cash flows from financing activities	(69,628)	498,048

Net increase (decrease) in cash and cash equivalents	22,989	288,712
Cash and cash equivalents, beginning of period	24,467	41,082

Cash and cash equivalents, end of period	$47,456	$329,794

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,310	$24,509

Cash received for interest	$9,506	$17,637

Cash paid for income taxes	$25,532	$23,045

Assets financed under capital lease obligations	$2,760	$15,172

Non-cash investing activities	$—	$15,862

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$—	$132,900

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,533,485

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business Activities

Principal Business

        EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as "EchoStar," the "Company," "we," "us" and/or "our") operate two primary business units:

  •
  "Digital Set-Top Box" Business—which designs, develops and distributes digital set-top boxes and related products, including our Slingbox "placeshifting" technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our digital set-top box business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

  •
  "Satellite Services" Business—which uses our nine owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

        Effective January 1, 2008, DISH Network Corporation ("DISH Network") completed its distribution to us (the "Spin-off") of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. We and DISH Network now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, President and Chief Executive Officer or by certain trusts established by Mr. Ergen for the benefit of his family.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 ("2008 10-K"). Certain prior period amounts have been reclassified to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements on November 9, 2009.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature in one place related to a particular topic. We were required to implement the Codification during the third quarter of 2009. The Codification did not have any impact on our consolidated financial position or results of operations. However, it affects the way we reference authoritative accounting literature in our Condensed Consolidated Financial Statements. Accordingly, this Quarterly Report on Form 10-Q and all subsequent applicable public filings will reference the Codification as the source of authoritative literature.

Principles of Consolidation

        We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, inventory allowances, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Illiquid credit markets and general downward economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

        As of September 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. Disclosure regarding fair value of capital leases is not required.

Revision of Previously Issued Financial Statements

        During the three months ended March 31, 2009, we identified an additional $14 million adjustment related to investments in certain marketable investment securities that should have been recorded in the quarter ended December 31, 2008. We have determined that the impact of the prior period amount is not considered material to our consolidated results of operations or financial position for the year ended December 31, 2008. Consistent with the provisions of SEC Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements," we revised our previously issued 2008 consolidated financial statements as reflected in the December 31, 2008 Condensed Consolidated Balance Sheets as presented in this Form 10-Q.

        The revision increased the loss in our previously reported "Unrealized gains (losses) on investments accounted for at fair value, net," changing "Total other income (expense)," "Income (loss) before income taxes," "Net income (loss)" for 2008 by $14 million and our basic and diluted net loss per share by $0.16 to $10.73. Further, our "Other noncurrent assets, net," "Total noncurrent assets," "Total assets," "Accumulated earnings (deficit)," "Total EchoStar stockholders' equity (deficit)," "Total stockholders' equity (deficit)" and "Total liabilities and stockholders' equity (deficit)" were decreased by $14 million. The revision had no impact on the 2008 total cash flows from operating, investing or financing activities in our Consolidated Statements of Cash Flows.

New Accounting Pronouncements

Consolidation of Variable Interest Entities

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS No. 167 has been deemed authoritative literature even though the provisions of this standard have not yet been integrated into the Codification. SFAS 167 amends the guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary. In addition, it requires ongoing reassessments of whether an enterprise is the primary beneficiary and enhanced disclosures related to an enterprise's involvement in a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.

3. Basic and Diluted Income (Loss) Per Share

        We present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing "Net income (loss) attributable to EchoStar common shareholders" by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

        The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table presents earnings per

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Basic and Diluted Income (Loss) Per Share (Continued)

share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar common shareholders	$293,940	$(307,930)	$395,109	$(254,405)

Weighted-average common shares outstanding—Class A and B common stock:
Basic	85,260	89,884	86,086	89,825
Dilutive impact of stock awards outstanding	50	—	217	—

Diluted	85,310	89,884	86,303	89,825

Earnings per share—Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$3.45	$(3.43)	$4.59	$(2.83)

Diluted net income (loss) per share attributable to EchoStar common shareholders	$3.45	$(3.43)	$4.58	$(2.83)

        We had a net loss for the three and nine months ended September 30, 2008. Therefore, the effect of stock options is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive. As of September 30, 2009 and 2008, there were stock awards to purchase 5.0 million shares and 4.6 million shares, respectively, of Class A common stock outstanding, not included in the above denominator, as their effect is antidilutive.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Basic and Diluted Income (Loss) Per Share (Continued)

        Vesting of options and rights to acquire shares of our Class A common stock ("Restricted performance units") granted pursuant to a long-term, performance based stock incentive plan is contingent upon meeting a certain long-term company goal which has not yet been achieved. As a consequence, the following are also not included in the diluted EPS calculation:

	As of September 30,
	2009	2008
	(In thousands)
Performance-based options	731	1,910
Restricted performance units	101	114

Total	832	2,024

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities

        Our marketable investment securities, restricted cash, and other investment securities consist of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities—VRDNs	$489,860	$621,740
Current marketable investment securities—strategic	149,377	151,050
Current marketable investment securities—other	248,064	31,404

Total marketable investment securities—current	887,301	804,194
Restricted marketable investment securities(1)	1,939	2,846

Total	889,240	807,040

Restricted cash and cash equivalents(1)	15,907	—

Marketable and other investment securities—noncurrent:
Marketable and other investment securities—cost method	27,913	27,913
Marketable and other investment securities—equity method	64,773	20,841
Marketable and other investment securities—fair value method	482,730	107,963

Total marketable and other investment securities—noncurrent	575,416	156,717

Total marketable investment securities, restricted cash and other investment securities	$1,480,563	$963,757

(1)
Restricted marketable investment securities and restricted cash and cash equivalents are included in "Restricted cash and marketable investment securities" on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Marketable Investment Securities—Current

        Our current marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Current Marketable Investment Securities—VRDNs

        Variable rate demand notes ("VRDNs") are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows for VRDNs to be liquidated on a same day or on a five business day settlement basis.

Current Marketable Investment Securities—Strategic

        Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of September 30, 2009, a significant portion of our strategic investment portfolio consisted of securities of a few issuers and the value of that portfolio therefore depends on those issuers.

Current Marketable Investment Securities—Other

        Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Marketable Investment Securities

        As of September 30, 2009 and December 31, 2008, restricted marketable investment securities included amounts required under our letters of credit or surety bonds.

Marketable and Other Investment Securities—Noncurrent

        We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting. We have several strategic investments in certain equity securities that are included in noncurrent "Marketable and other investment securities" on our Condensed Consolidated Balance Sheets.

Marketable and Other Investment Securities—Fair Value

        We elect the fair value method for certain investments in affiliates whose equity is publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. For our investments carried at fair value, interest and dividends are measured at fair value and those amounts are recorded in "Unrealized gains (losses) on investments accounted for at fair value, net."

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Marketable and Other Investment Securities—Cost and Equity

        Non-majority owned investments are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of an investee. However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.

        Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

        As of September 30, 2009 and December 31, 2008, we had accumulated net unrealized gains of $95 million, excluding $37 million of related tax effect, and net unrealized losses of $10 million, with no related tax effect, respectively, as a part of "Accumulated other comprehensive income (loss)" within "Total stockholders' equity (deficit)." A full valuation allowance has been established against the deferred tax assets associated with the 2008 unrealized capital losses. The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2009				As of December 31, 2008
		Unrealized				Unrealized
	Marketable Investment Securities				Marketable Investment Securities
		Gains	Losses	Net		Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$489,860	$—	$—	$—	$621,740	$—	$—	$—
Other (including restricted)	268,723	14,140	(66)	14,074	127,803	—	(13,244)	(13,244)
Equity securities:
Other	130,657	80,669	—	80,669	57,497	2,825	—	2,825

Total marketable investment securities	$889,240	$94,809	$(66)	$94,743	$807,040	$2,825	$(13,244)	$(10,419)

        As of September 30, 2009, restricted and non-restricted marketable investment securities include debt securities of $710 million with contractual maturities of one year or less and $49 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

        The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

		As of September 30, 2009
			Less than Six Months		Six to Nine Months		Nine Months or More
	Primary Reason for Unrealized Loss
Investment Category		Total Fair Value	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$34,509	$34,368	$(59)	$—	$—	$141	$(7)

Total		$34,509	$34,368	$(59)	$—	$—	$141	$(7)

		As of December 31, 2008
			Less than Six Months		Six to Nine Months		Nine Months or More
	Primary Reason for Unrealized Loss
Investment Category		Total Fair Value	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

Total		$109,219	$103,380	$(13,184)	$—	$—	$5,839	$(60)

Fair Value Measurements

        We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

  •
  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

  •
  Level 2, defined as observable inputs including quoted prices for similar assets in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

        Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of September 30, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities—current and restricted	$889,240	$132,657	$756,583	$—
Marketable and other investment securities—noncurrent	482,730	68,700	349,189	64,841

Total assets at fair value	$1,371,970	$201,357	$1,105,772	$64,841

        Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2008	$23,821
Net realized and unrealized gains (losses) included in earnings	24,810
Purchases, issuances and settlements, net	16,210

Balance as of September 30, 2009	$64,841

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

        "Unrealized and realized gains (losses) on marketable investment securities and other investments" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities—gains (losses) on sales/exchange	$100,458	$(30,284)	$104,275	$14,969
Gain on sale of a company which held certain FCC authorizations	—	—	—	67,624
Marketable and other investment securities—other-than-temporary impairments	—	(80,435)	(6,771)	(126,507)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$100,458	$(110,719)	$97,504	$(43,914)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Investment in TerreStar

        We currently account for our investment in TerreStar using the fair value method of accounting. We have two representatives on TerreStar's board of directors and have the ability to exert significant influence and believe that the fair value approach provides our investors with the most meaningful information.

        We report the TerreStar financial information on a one-quarter lag as TerreStar is a public company but not a "large accelerated filer," as defined by the Securities and Exchange Commission. As such, the statements of operations data, shown below, includes the three and six months ended June 30 for each respective period presented. We rely on TerreStar's management to provide us with accurate summary financial information. We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following table provides summarized financial information from TerreStar:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Operations Data (unaudited):	2009	2008	2009	2008
	(In thousands)
Operating expenses	$41,932	$57,280	$77,884	$124,474

Net income (loss) from continuing operations	$(52,624)	$(66,715)	$(97,155)	$(161,289)

Net income (loss)	$(52,624)	$(66,715)	$(97,155)	$(161,289)

Net income (loss) available to common stockholders	$(60,002)	$(73,640)	$(112,079)	$(175,139)

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

5. Inventories

        Inventories consist of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$3,318	$17,814
Raw materials	23,797	16,756
Work-in-process	13,312	15,168

Subtotal	40,427	49,738
Inventory allowance	(6,864)	(3,245)

Inventories, net	$33,563	$46,493

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Satellites

        We currently utilize six owned and three leased satellites in geostationary orbit approximately 22,300 miles above the equator. Our leased satellites are accounted for as capital leases. The capital leases are depreciated over the terms of the satellite service agreements.

        Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See "Long-Lived Satellite Assets" below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.

Owned Satellites

        EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in full continental United States ("CONUS") mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers ("TWTAs") to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 16 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 14 of our FCC authorized frequencies at the 61.5 degree orbital location. While the failures have not reduced the original minimum 12-year design life of the satellite, it is likely that additional TWTA failures will occur from time to time in the future, and such failures could further impact commercial operation of the satellite.

        EchoStar XII.    Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the 12-year design life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite. Additionally, there can be no assurance that future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII. As a result of the May 2009 anomalies on EchoStar XII, we determined that we had a triggering event related to EchoStar XII. See discussion of evaluation of impairment in "Long-Lived Satellite Assets" below. Based on this triggering event we performed an impairment review of the satellite using an undiscounted cash flow model and concluded that the estimated undiscounted cash flows associated with EchoStar XII were still in excess of its carrying value and therefore no impairment was required.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Satellites (Continued)

Leased Satellites

        Nimiq 5.    Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet. See Note 13 for further discussion.

Long-Lived Satellite Assets

        We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Other than the evaluation discussed in EchoStar XII above, certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite. Based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition because the projected cash flows have not been significantly affected by these anomalies.

7. Intangible Assets

        As of September 30, 2009 and December 31, 2008, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	September 30, 2009		December 31, 2008
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$190,566	$(87,576)	$190,566	$(75,104)
Customer relationships	23,600	(15,733)	23,600	(9,833)
Technology-based	73,314	(24,021)	73,297	(17,383)

Total	$287,480	$(127,330)	$287,463	$(102,320)

        Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Intangible Assets (Continued)

        Estimated future amortization of our identifiable intangible assets as of September 30, 2009 is as follows (in thousands):

For the Years Ended December 31,
2009 (remaining three months)	$8,337
2010	31,381
2011	25,005
2012	23,185
2013	23,180
Thereafter	49,062

Total	$160,150

8. Stockholders' Equity (Deficit)

Common Stock Repurchase Program

        Our board of directors authorized stock repurchases of up to $500 million of our Class A common stock through and including December 31, 2009. During the three and nine months ended September 30, 2009, we repurchased 1.363 million and 1.852 million shares of our common stock for $22 million and $29 million, respectively. On November 3, 2009, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2010.

9. Stock-Based Compensation

Stock Incentive Plans

        In connection with the Spin-off, as permitted by DISH Network's existing stock incentive plans and consistent with the Spin-off exchange ratio, each DISH Network stock option was converted into two stock options as follows:

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

        We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of September 30, 2009, we had outstanding under these plans stock options to acquire 6.3 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted through September 30, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our stock awards have been subject to vesting, typically at the rate of 20% to 25% per year, however, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of September 30, 2009, we had 8.5 million shares of our Class A common stock available for future grant under our stock incentive plans.

        As of September 30, 2009, the following stock awards were outstanding:

	As of September 30, 2009
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	4,874,678	82,065	3,451,851	410,374
Held by DISH Network employees	1,398,788	63,833	N/A	N/A

Total	6,273,466	145,898	3,451,851	410,374

        We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our or DISH Network's employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in "Additional paid-in capital" on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

Stock Award Activity

        Our stock option activity for the nine months ended September 30, 2009 was as follows:

	For the Nine Months Ended September 30, 2009
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	5,184,415	$28.61
Granted	1,513,000	15.06
Exercised	(35,589)	5.97
Forfeited and cancelled	(388,360)	25.91

Total options outstanding, end of period	6,273,466	25.64

Performance based options outstanding, end of period(1)	731,250	25.45

Exercisable at end of period	1,889,937	29.58

(1)
These stock options, which are included in the caption "Total options outstanding, end of period," were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting a certain long-term company goal which has not yet been achieved. See discussion of the 2005 LTIP below.

        We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2009 and 2008 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$65	$612	$357	$1,859

        Based on the closing market price of our Class A common stock on September 30, 2009, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2009
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$5,494	$311

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

        Our restricted stock unit activity for the nine months ended September 30, 2009 was as follows:

	For the Nine Months Ended September 30, 2009
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	272,856	$29.40
Granted	—	—
Vested	(6,000)	26.30
Forfeited and cancelled	(120,958)	31.04

Total restricted stock units outstanding, end of period	145,898	28.19

Restricted performance units outstanding, end of period(1)	100,823	26.55

(1)
These restricted performance units, which are included in the caption "Total restricted stock units outstanding, end of period," were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting a certain long-term company goal which has not yet been achieved. See discussion of the 2005 LTIP below.

Long-Term Performance-Based Plans

        2005 LTIP.    In 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the "2005 LTIP"). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a company-specific goal is achieved prior to March 31, 2015.

        Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2009, that assessment could change at any time.

        If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,757	$6,853
EchoStar awards held by EchoStar employees	3,605	1,391

Total	$21,362	$8,244

        Of the 6.3 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of September 30, 2009, the following awards were outstanding pursuant to the 2005 LTIP:

	As of September 30, 2009
	Number of Awards	Weighted- Average Exercise Price
Stock options	731,250	$25.45
Restricted performance units	100,823

Total	832,073

Stock-Based Compensation

        Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of sales—services and other	$—	$196	$—	$571
Research and development expenses	680	1,526	2,617	4,549
Selling, general and administrative expenses	2,577	4,734	7,501	12,357

Total non-cash, stock based compensation	$3,257	$6,456	$10,118	$17,477

        As of September 30, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $30 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

        The fair value of each stock award for the three and nine months ended September 30, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	2.72%	3.15%	2.00% - 2.92%	2.74% - 3.42%
Volatility factor	29.87%	24.90%	28.48% - 29.87%	19.98% - 24.90%
Expected term of options in years	6.3	6.1	6.2 - 6.3	6.0 - 6.1
Weighted-average fair value of options granted	$6.55	$7.63	$4.76 - $6.55	$7.63 - $9.29

        We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods presented. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing model provides as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

        We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies

Commitments

        As of September 30, 2009, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$7,243	$9	$693	$748	$808	$872	$4,113
Capital lease obligations	299,862	12,092	49,088	52,162	57,258	63,198	66,064
Interest expense on long-term debt and capital lease obligations	76,936	6,391	23,604	19,269	14,501	9,234	3,937
Satellite-related obligations	1,486,858	70,800	127,821	135,215	117,839	108,759	926,424
Operating lease obligations	14,451	1,858	6,017	3,704	1,557	855	460
Purchase and other obligations	1,487,623	1,472,648	14,975	—	—	—	—

Total	$3,372,973	$1,563,798	$222,198	$211,098	$191,963	$182,918	$1,000,998

        The table above does not include $16 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of September 30, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.

        In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Contingencies

        In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network's acts or omissions following the Spin-off.

Acacia

        During 2004, Acacia Media Technologies, ("Acacia") filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

digital data. On September 25, 2009, the Court granted summary judgment to defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

        During 2001, Broadcast Innovation, L.L.C. ("Broadcast Innovation") filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

        During 2004, the judge issued an order finding the '066 patent invalid. Also in 2004, the Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the '094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

Finisar Corporation

        Finisar Corporation ("Finisar") obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV's electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the '505 patent).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

        During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On May 19, 2009, the District Court granted summary judgment to DirecTV, and dismissed the action with prejudice. Finisar is appealing that decision. Our case is stayed until the DirecTV action is resolved.

        We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Global Communications

        During April 2007, Global Communications, Inc. ("Global") filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the '702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the '702 patent and issued an initial Office Action finding that all of the claims of the '702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.

        During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the '717 patent), which relates to satellite reception.

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

Guardian Media

        During December 2008, Guardian Media Technologies LTD ("Guardian") filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

Multimedia Patent Trust

        On February 13, 2009, Multimedia Patent Trust ("MPT") filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology

        On July 2, 2009, NorthPoint Technology, Ltd ("Northpoint") filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 ("the '636 patent"). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

        We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

Technology Development Licensing

        On January 22, 2009, Technology Development and Licensing LLC ("TechDev") filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

        We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Tivo Inc.

        During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's "software claims," and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's "hardware claims," and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million to Tivo.

        We also developed and deployed "next-generation" DVR software. This improved software was automatically downloaded to our current customers' DVRs, and is fully operational (our "original alternative technology"). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo's patent. Tivo filed a motion for contempt alleging that we are in violation of the Court's injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo's patent, and that we were in compliance with the injunction.

        On June 2, 2009, the District Court granted Tivo's contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was "non-infringing," the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

        On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court's contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. Oral argument on our appeal of the contempt ruling took place on November 2, 2009 before three judges of the Federal Circuit.

        The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits.

        On August 3, 2009, the Patent and Trademark Office (the "PTO") issued an initial office action rejecting the software claims of the '389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO's conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO's conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo's patent.

        On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network's appeal of the underlying June 2, 2009 contempt order).

        In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we have downloaded one of our design-around options to approximately 125 subscribers for "beta" testing.

        If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

        If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.

        Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Depreciation and Amortization Expense

        Depreciation and amortization expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Satellites	$25,570	$34,786	$76,711	$104,357
Furniture, fixtures, equipment and other	23,560	25,576	74,140	60,712
Identifiable intangible assets subject to amortization	8,264	7,972	24,793	24,416
Buildings and improvements	1,595	1,448	4,769	4,282

Total depreciation and amortization	$58,989	$69,782	$180,413	$193,767

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

  •
  "Digital Set-Top Box" Business—which designs, develops and distributes digital set-top boxes and related products, including our Slingbox "placeshifting" technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our "Digital Set-Top Box" business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

  •
  "Satellite Services" Business—which uses our nine owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Segment Reporting (Continued)

        The "All Other" category consists of revenue and net income (loss) attributable to EchoStar common stockholders from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Revenue:
Digital set-top box	$438,858	$567,434	$1,210,802	$1,490,601
Satellite services	39,774	43,584	121,127	148,401
All other	4,300	5,155	13,698	15,082

Total revenue	$482,932	$616,173	$1,345,627	$1,654,084

Net income (loss) attributable to EchoStar common shareholders:
Digital set-top box	$(2,744)	$(6,919)	$(21,319)	$(13,598)
Satellite services	(2,431)	(4,966)	(5,866)	(16,832)
All other	299,115	(296,045)	422,294	(223,975)

Total net income (loss) attributable to EchoStar common shareholders	$293,940	$(307,930)	$395,109	$(254,405)

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

	United States	All Other	Total
	(In thousands)
Long-lived assets, including FCC authorizations:
As of September 30, 2009	$1,263,302	$132,913	$1,396,215

As of December 31, 2008	$1,340,229	$96,772	$1,437,001

Revenue:
For the nine months ended September 30, 2009	$1,317,707	$27,920	$1,345,627

For the nine months ended September 30, 2008	$1,580,585	$73,499	$1,654,084

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Segment Reporting (Continued)

        Transactions with Major Customers.    The following table summarizes sales to our major customers for the three and nine months ended September 30, 2009 and 2008 and their respective percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Total revenue:
DISH Network	$404,275	$553,063	$1,120,247	$1,411,285
Bell TV	50,459	41,910	149,420	151,710
Other	28,198	21,200	75,960	91,089

Total revenue	$482,932	$616,173	$1,345,627	$1,654,084

Percentage of total revenue:
DISH Network	83.7%	89.8%	83.3%	85.3%

Bell TV	10.4%	6.8%	11.1%	9.2%

13. Related Party Transactions

Related Party Transactions with DISH Network

        Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, President and Chief Executive Officer, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.

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

        In the near term, we expect that DISH Network will remain our principal customer. However, except as otherwise noted below, DISH Network has no obligation to purchase digital set-top boxes, satellite services or digital broadcast operation services from us after January 1, 2011 because these services are provided pursuant to contracts that generally expire on that date. Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties before that date, there could be a significant adverse effect on our business, results of operations and financial position.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

        Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin, which varies depending on the nature of the products and services provided.

"Equipment revenue—DISH Network"

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

"Services and other revenue—DISH Network"

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

        Nimiq 5 Lease Agreement.    During March 2008, we entered into a fifteen-year satellite service agreement with Bell TV, to receive service on 16 DBS transponders on the Nimiq 5 satellite at the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

72.7 degree orbital location (the "Bell Transponder Agreement"). During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada ("Telesat") to receive service on all 32 DBS transponders on the Nimiq 5 satellite (the "Telesat Transponder Agreement"). As disclosed in our Current Report on Form 8-K filed September 18, 2009, upon the occurrence of certain events, the Bell Transponder Agreement would terminate and the Telesat Transponder Agreement would become effective. As of October 8, 2009, the Bell Transponder Agreement terminated and the Telesat Transponder Agreement became effective. The Nimiq 5 satellite was placed into service on October 10, 2009.

        During March 2008, we also entered into a satellite service agreement ("DISH Bell Agreement") with DISH Network L.L.C. ("DISH L.L.C."), a wholly-owned subsidiary of DISH Network, pursuant to which DISH L.L.C. would receive service from us on all of the DBS transponders covered by the Bell Transponder Agreement. DISH Network guaranteed certain of our obligations under the Bell Transponder Agreement. During September 2009, we also entered into a satellite service agreement (the "DISH Telesat Agreement") with DISH L.L.C., pursuant to which DISH L.L.C. will receive service from us on all of the DBS transponders covered by the Telesat Transponder Agreement. DISH Network has also guaranteed certain of our obligations under the Telesat Transponder Agreement. As disclosed in our Current Report on Form 8-K filed September 18, 2009, upon the occurrence of certain events, the DISH Bell Agreement and DISH Network's guarantee of certain of our obligations under the Bell Transponder Agreement would terminate and the DISH Telesat Agreement and DISH Network's guarantee of certain of our obligations under the Telesat Transponder Agreement would become effective. As of October 8, 2009, the DISH Bell Agreement and associated guarantee terminated and the DISH Telesat Agreement and associated guarantee became effective.

        Under the terms of the DISH Telesat Agreement, DISH L.L.C. will make certain monthly payments to us that commenced when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service. Upon expiration of the initial term DISH L.L.C. has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH L.L.C. has certain rights to receive service from us on a replacement satellite.

        QuetzSat-1 Lease Agreement.    During November 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. ("SES"), which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location. During November 2008, we also entered into a transponder service agreement ("QuetzSat-1 Transponder Agreement") with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1. The remaining eight DBS transponders on QuetzSat-1 are expected to be used by DISH Mexico.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.

        TT&C Agreement.    We entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a two year period ending on January 1, 2010. DISH Network has the right, but not the obligation, to extend the agreement annually for up to two years. DISH Network has exercised its right to renew this agreement for an additional year. The fees for the services provided under the TT&C agreement are equal to our cost plus a fixed margin which varies depending on the nature of the services provided. DISH Network may terminate the TT&C agreement for any reason upon sixty days prior written notice.

        Real Estate Lease Agreements.    We have entered into certain lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and DISH Network is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

          Inverness Lease Agreement.     The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period of two years ending on January 1, 2010. In August 2009, we and DISH Network agreed to extend this agreement through January 1, 2011.

          Meridian Lease Agreement.     The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years. DISH Network has exercised its right to renew this agreement for an additional year.

          Santa Fe Lease Agreement.     The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years. DISH Network has exercised its right to renew this agreement for an additional year.

          Gilbert Lease Agreement.     The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona, is for a period of two years ending on January 1, 2010 with annual renewal options for up to three additional years. We do not expect to renew this agreement.

          EDN Sublease Agreement.     The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years ending on April 30, 2011.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

        Product Support Agreement.    We entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all digital set-top boxes and related accessories that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

        Satellite Procurement Agreement.    We entered into a satellite procurement agreement pursuant to which DISH Network has the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement has a two year term expiring on January 1, 2010. The fees for the services to be provided under the satellite procurement agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. DISH Network may terminate the satellite procurement agreement for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010, DISH Network will continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network pursuant to a Professional Services Agreement between us and DISH Network for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon thirty days notice and either party may terminate the Professional Services Agreement upon sixty days prior written notice.

        Services Agreement.    We entered into a services agreement pursuant to which DISH Network has the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. The fees for the services provided under this services agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. This agreement has a term of two years ending on January 1, 2010. DISH Network may terminate the services agreement with respect to a particular service for any reason upon sixty days prior written notice. We and DISH Network have agreed that following January 1, 2010, DISH Network will continue to have the right, but not the obligation, to receive from us the services previously provided under the services agreement pursuant to a Professional Services Agreement between us and DISH Network for a one-year period and for successive one-year periods thereafter; however, DISH Network may terminate these services upon thirty days notice and either party may terminate the Professional Services Agreement upon sixty days prior written notice.

"General and administrative expenses—DISH Network"

        Management Services Agreement.    We entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to EchoStar. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but serve as EchoStar's Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. Effective March 30, 2009, Carl E. Vogel

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

resigned from the board of directors of EchoStar and from his position as Senior Advisor of EchoStar and its subsidiaries. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

        The management services agreement is for a one year period commencing on January 1, 2008, and will be renewed automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days' prior written notice, (ii) by DISH Network at the end of any renewal term, upon at least 180 days' prior notice; or (iii) by DISH Network upon written notice to us, following certain changes in control. The management services agreement was automatically renewed for an additional one year term through December 31, 2010.

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

        Transition Services Agreement.    We entered into a transition services agreement with DISH Network pursuant to which we have the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement are equal to cost plus a fixed margin, which varies depending on the nature of the services provided. The transition services agreement has a term of two years, ending on January 1, 2010. We may terminate the transition services agreement with respect to a particular service for any reason upon thirty days prior written notice. We and DISH Network have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive certain of the services previously provided by DISH Network under the transition services agreement pursuant to a Professional Services Agreement between us and DISH Network for a one-year period and for successive one-year periods thereafter; however, we may terminate these services upon thirty days notice and either party may terminate the Professional Services Agreement upon sixty days prior written notice.

Other Agreements—DISH Network

        Packout Services Agreement.    We entered into a packout services agreement, whereby we have the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. The fees charged by DISH Network for the services provided under the packout services agreement are equal to cost

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

plus a fixed margin, which varies depending on the nature of the services provided. The original one year term of the packout services agreement, which expired on January 1, 2009, was extended for an additional one year. We may terminate this agreement for any reason upon sixty days prior written notice to DISH Network. In the event of an early termination of this agreement, we will be entitled to a refund of any unearned fees paid to DISH Network for the services. We do not expect to renew this agreement.

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

        Tivo.    Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

license to use, any intellectual property developed in connection with any potential new alternative technology.

Other Agreements

        On November 4, 2009, Mr. Roger Lynch, became employed by both us and DISH Network as Executive Vice President. Mr. Lynch will report to Mr. Ergen and will be responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network. Mr. Lynch's compensation will consist of cash and equity compensation and will be borne by both DISH Network and us.

Related Party Transactions with NagraStar

        We own 50% of NagraStar L.L.C. ("NagraStar"), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

        The table below summarizes our transactions with NagraStar.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Purchases:
Purchases from NagraStar	$14,777	$12,590	$35,250	$32,523

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$41,362	$32,504

Commitments to purchase from NagraStar during 2009	$31,539	$29,151

Related Party Transactions with DISH Mexico

        During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $59 million has been satisfied in the form of cash, equipment and services, leaving $53 million remaining under this commitment. Of the remaining commitment, approximately $27 million is expected to be paid in cash and the remaining

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Related Party Transactions (Continued)

amounts may be satisfied in the form of certain services or equipment. During the three and nine months ended September 30, 2009, we sold $6 million and $11 million, respectively, of set-top boxes and related accessories to DISH Mexico that are not related to the original commitment associated with our investment in DISH Mexico. As of September 30, 2009, amounts receivable from DISH Mexico totaled $1 million.

Related Party Transactions with a Taiwanese Joint Venture

        During June of 2009, we entered into an agreement to form a Taiwanese joint venture, for a DTH service in Taiwan and certain other targeted regions in Asia. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. Subject to a number of conditions, including regulatory approvals and entry into various other arrangements, we committed to provide $18 million of cash, of which $8 million has been deposited into an escrow account to be used for ongoing expenses until the final regulatory approvals are received, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of September 30, 2009, no amounts have been drawn on the line of credit.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report. This management's discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, under the caption "Item 1A. Risk Factors."

EXECUTIVE SUMMARY

Overview

        Effective January 1, 2008, DISH Network Corporation ("DISH Network") completed its distribution to us (the "Spin-off") of its set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. We currently operate two primary business units: (i) our "Digital Set-Top Box" business, and (ii) our "Satellite Services" business.

"Digital Set-Top Box" Business

        Our "Digital Set-Top Box" business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox "placeshifting" technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada, DISH Mexico and other international customers. As part of the Spin-off, DISH Network contributed Sling Media, Inc., a leading innovator in the digital-lifestyle space to us, to complement our existing product line. Slingbox "placeshifting" technology allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband Internet connection.

        Our "Digital Set-Top Box" business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

        We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets. As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we can provide end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.

        During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as DISH Mexico, S. de R.L. de C.V., or DISH Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to DISH Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $59 million has been satisfied in the form of cash, equipment and services, leaving $53 million remaining under this commitment. Of the

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

remaining commitment, approximately $27 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three and nine months ended September 30, 2009, we sold $6 million and $11 million, respectively, of set-top boxes and related accessories to DISH Mexico that are not related to the original commitment associated with our investment in DISH Mexico. As of September 30, 2009, amounts receivable from DISH Mexico totaled $1 million.

        During June of 2009, we entered into an agreement to form a Taiwanese joint venture, for a DTH service in Taiwan and certain other targeted regions in Asia. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. Subject to a number of conditions, including regulatory approvals and entry into various other arrangements, we committed to provide $18 million of cash, of which $8 million has been deposited into an escrow account to be used for ongoing expenses until the final regulatory approvals are received, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of September 30, 2009, no amounts have been drawn on the line of credit.

        Dependence on DISH Network.    We currently depend on DISH Network for a substantial portion of the revenue for our "Digital Set-Top Box" business and we expect for the foreseeable future that DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network's satellite pay-TV business. In addition, because the number of potential new customers for our "Digital Set-Top Box" business is small and may be limited by our common ownership and related management with DISH Network, our current customer concentration is likely to continue for the foreseeable future.

        Changes in DISH Network subscriber growth could have a material adverse affect on our digital set-top box sales. In particular, weaknesses in the economy and other factors adversely affecting DISH Network, such as the decision by AT&T to terminate its distribution agreement with DISH Network effective January 31, 2009, may have an adverse impact on us. According to DISH Network's Form 10-K for the year ended December 31, 2008, its relationship with AT&T accounted for approximately 17% of DISH Network's gross subscriber additions. Furthermore, to the extent that DISH Network subscriber growth decreases as a result of weakened economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline.

        The impact to us of any weakening of DISH Network subscriber growth may be offset over the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition ("HD") receivers, digital video recorders ("DVRs") and HD DVRs, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology or Slingbox placeshifting technology. However, there can be no assurance that any of these factors will mitigate any weakening of subscriber growth at DISH Network. In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that DISH Network will continue to purchase products and services from us in the future.

        We may experience significant pressure on margins we earn on the sale of digital set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to current economic conditions, advancements in the technology and functionality of digital set-top boxes and other equipment. The margins we earn on sales are determined largely through periodic negotiations that could result in pricing reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers' current sales and marketing priorities, the product and service

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Additional Challenges for our "Digital Set-Top Box" Business.    We believe that our best opportunities for developing potential new customers for our "Digital Set-Top Box" business over the near term lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods. However, there can be no assurance that we will be able to sustain or grow our international business. In particular, we have noticed an increase in new market entrants, primarily located in Asia, that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in pricing pressure in international markets that we hope to enter. If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.

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

        Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes. The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs in order to maintain the margins we earn on digital set-top boxes and the profitability of our "Digital Set-Top Box" business. Our ability to reduce production costs could be impacted by the current economic conditions which could cause inflated pricing as a result of a shortage of available parts.

"Satellite Services" Business

        Our satellite services segment consists principally of transponder leasing provided primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers. We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators. We began operating the "Satellite Services" business following the completion of the Spin-off using our owned and leased in-orbit satellites, multiple digital broadcast

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

centers and other transmission assets. We are also pursuing expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties. However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

        The American Recovery and Reinvestment Act of 2009 ("ARRA") has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service ("RUS") for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration ("NTIA") of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas. During August 2009, we, both individually and jointly with other parties, filed applications for over $1.1 billion of broadband stimulus funds with the RUS and/or the NTIA. If RUS decides not to fund any of the broadband infrastructure projects that include us as an applicant, NTIA may elect to do so. If either the RUS and/or the NTIA funds any of the broadband infrastructure projects that include us as an applicant, we along with certain co-applicants in some cases, expect to use the funds to help finance project(s) to provide broadband service by satellite. We are also supporting an affiliate of DISH Network for a sustainable broadband project that, if funded, would seek to increase subscribers for broadband service. We cannot be sure that our applications will be granted, or that they will be granted on acceptable terms.

        Dependence on DISH Network.    We currently depend on DISH Network for a substantial portion of the revenue for our "Satellite Services" business. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network's satellite pay-TV business.

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

        During September 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite. Pursuant to this agreement, DISH Network will receive service from us on all 32 of the DBS transponders covered by our transponder contract with Telesat. DISH Network began receiving service on 16 of these DBS transponders upon service commencement of the satellite on October 10, 2009 and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012.

        In addition, because the number of potential new customers for our "Satellite Services" business is small and may be limited by our relationship with DISH Network, our current customer concentration is likely to continue for the foreseeable future. Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us. Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.

        Additional Challenges for our "Satellite Services" Business.    Our ability to expand revenues in the "Satellite Services" business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with customers. As a result, in order to grow our "Satellite Services" business we may need to develop or otherwise acquire

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

access to new satellite-delivered services so that we may offer customers differentiated services. In addition, as our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

        However, there can be no assurance that we would be able to develop successful alternative services or the sales and marketing expertise necessary to sell these services profitably.

Adverse Economic Conditions

        Our ability to grow or maintain our business may be adversely affected by weakened global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate. Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

        Furthermore, unfavorable events in the economy, including continued or further deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.

Future Capital Sources

        We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.

        Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Risks

        Our profitability is affected by our marketable investment securities accounted for at fair value, which had a fair value of $483 million and $108 million as of September 30, 2009 and December 31, 2008, respectively. The fluctuations in fair value of these investments are recorded in "Unrealized gains (losses) on investments accounted for at fair value, net" on our Statement of Operations and Comprehensive Income (Loss) directly impacting our profitability. For the nine months ended September 30, 2009, we recorded a $349 million gain on these investments compared to a $147 million loss for the same period in 2008. These investments are highly speculative and have experienced and continue to experience significant volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

        Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

        Equipment revenue—other.    "Equipment revenue—other" primarily includes sales of digital set-top boxes and related components to Bell TV, DISH Mexico and other international customers, including sales of Slingboxes and related hardware products.

        Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

        Services and other revenue—other.    "Services and other revenue—other" primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

        Cost of sales—equipment.    "Cost of sales—equipment" principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, DISH Mexico and other international customers, including costs associated with Slingboxes and related hardware products.

        Cost of sales—services and other.    "Cost of sales—services and other" principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.

        Research and development expenses.    "Research and development expenses" consist primarily of costs associated with the design and development of our digital set-top boxes, Slingboxes and related components, including among other things, salaries and consulting fees.

        Selling, general and administrative expenses.    "Selling, general and administrative expenses" consists primarily of selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administration provided by DISH Network and other third parties.

        Impairments of goodwill, indefinite-lived and long-lived assets.    "Impairments of goodwill, indefinite-lived and long-lived assets" consists primarily of impairments of goodwill, FCC authorizations and satellites.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Interest income.    "Interest income" consists primarily of interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

        Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" primarily includes interest expense associated with our capital lease obligations.

        Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments" consists primarily of gains and losses realized on the sale or exchange of investments and "other-than-temporary" impairments of marketable and other investment securities.

        Unrealized gains (losses) on investments accounted for at fair value, net.    "Unrealized gains (losses) on investments accounted for at fair value, net" consists of unrealized gains and losses from changes in fair value of marketable and other strategic investments accounted for at fair value.

        Other, net.    The main component of "Other, net" is primarily equity in earnings and losses of our affiliates.

        Earnings before interest, taxes, depreciation and amortization ("EBITDA").    EBITDA is defined as "Net income (loss) attributable to EchoStar common shareholders" plus "Interest expense" net of "Interest income," "Income taxes" and "Depreciation and amortization." This "non-GAAP measure" is reconciled to "Net income (loss) attributable to EchoStar common shareholders" in our discussion of "Results of Operations" below.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Equipment revenue—DISH Network	$314,362	$461,675	$(147,313)	(31.9)
Equipment revenue—other	68,647	55,110	13,537	24.6
Services and other revenue—DISH Network	89,913	91,388	(1,475)	(1.6)
Services and other revenue—other	10,010	8,000	2,010	25.1

Total revenue	482,932	616,173	(133,241)	(21.6)

Costs and Expenses:
Cost of sales—equipment	327,522	446,970	(119,448)	(26.7)
% of Total equipment revenue	85.5%	86.5%
Cost of sales—services and other	47,954	52,670	(4,716)	(9.0)
% of Total services and other revenue	48.0%	53.0%
Research and development expenses	10,633	7,302	3,331	45.6
% of Total revenue	2.2%	1.2%
Selling, general and administrative expenses	41,670	37,368	4,302	11.5
% of Total revenue	8.6%	6.1%
Depreciation and amortization	58,989	69,782	(10,793)	(15.5)
Impairments of goodwill, indefinite-lived and long-lived assets	—	43,193	(43,193)	(100.0)

Total costs and expenses	486,768	657,285	(170,517)	(25.9)

Operating income (loss)	(3,836)	(41,112)	37,276	90.7

Other Income (Expense):
Interest income	9,757	8,807	950	10.8
Interest expense, net of amounts capitalized	(6,964)	(7,839)	875	11.2
Unrealized and realized gains (losses) on marketable investment securities and other investments	100,458	(110,719)	211,177	NM
Unrealized gains (losses) on investments accounted for at fair value, net	232,359	(150,321)	382,680	NM
Other, net	1,400	(1,706)	3,106	NM

Total other income (expense)	337,010	(261,778)	598,788	NM

Income (loss) before income taxes	333,174	(302,890)	636,064	NM
Income tax (provision) benefit, net	(38,492)	(5,040)	(33,452)	NM
Effective tax rate	11.6%	(1.7)%

Net income (loss)	294,682	(307,930)	602,612	NM
Less: Net income (loss) attributable to noncontrolling interest	742	—	742	NM

Net income (loss) attributable to EchoStar common shareholders	$293,940	$(307,930)	$601,870	NM

Other Data:
EBITDA	$388,628	$(234,076)	$622,704	NM

        Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $314 million during the three months ended September 30, 2009, a decrease of $147 million or 31.9% compared to the same period in 2008. This change related primarily to a 14% decrease in unit sales of set-top boxes and a 24% decline in average revenue per unit resulting from a change in the mix of receivers sold, including a shift towards sales of lower cost models.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In the near term, we expect DISH Network to remain the primary customer of our "Digital Set-Top Box" business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network at cost plus a fixed margin through January 1, 2011, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. In addition, if DISH Network's subscriber growth declines, it may have a material adverse effect on our financial position and results of operations.

        Equipment revenue—other.    "Equipment revenue—other" totaled $69 million during the three months ended September 30, 2009, an increase of $14 million or 24.6% compared to the same period in 2008. This change resulted primarily from a $9 million increase in sales to Bell TV and sales of $4 million to DISH Mexico. Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same quarter in 2008 due to a change in sales mix and as a result of the February 6, 2009 amendment to our agreement with Bell TV, discussed below. The sales to DISH Mexico are not part of the original commitment associated with our investment in DISH Mexico.

        A substantial majority of our international revenue during the three months ended September 30, 2009 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.

        Cost of sales—equipment.    "Cost of sales—equipment" totaled $328 million during the three months ended September 30, 2009, a decrease of $119 million or 26.7% compared to the same period in 2008. This change primarily resulted from a decrease in sales to DISH Network, partially offset by an increase in sales to Bell TV and sales to DISH Mexico. "Cost of sales—equipment" represented 85.5% and 86.5% of total equipment sales during the three months ended September 30, 2009 and 2008, respectively. The improvement in the expense to revenue ratio principally resulted from the decrease in the sales to DISH Network, partially offset by an increase in sales to Bell TV and sales to DISH Mexico.

        Cost of sales—services and other.    "Cost of sales—services and other" totaled $48 million during the three months ended September 30, 2009, a decrease of $5 million or 9.0% compared to the same period during 2008. "Cost of sales—services and other" represented 48.0% and 53.0% of total "Services and other revenue" during the three months ended September 30, 2009 and 2008, respectively. The overall decrease and the improvement in this expense to revenue ratio were primarily driven by a decrease in our fiber backhaul costs, partially offset by an increase in satellite licenses and fees.

        Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $42 million during the three months ended September 30, 2009, an increase of $4 million or 11.5% compared to the same period in 2008. This increase was primarily attributable to an increase in litigation expense. "Selling, general and administrative expenses" represented 8.6% and 6.1% of "Total revenue" during the three months ended September 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to "Total revenue" was primarily attributable to the decrease in "Total revenue" relative to the increase in expense, discussed previously.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Depreciation and amortization.    "Depreciation and amortization" expense totaled $59 million during the three months ended September 30, 2009, an $11 million or 15.5% decrease compared to the same period in 2008. The decrease in "Depreciation and amortization" expense was primarily due to less depreciation expense on AMC-15 and AMC-16. In 2008, we impaired AMC-15 and AMC-16 by the combined amount of $218 million.

        Impairments of goodwill, indefinite-lived and long-lived assets.    "Impairments of goodwill, indefinite-lived and long-lived assets" totaled $43 million during the three months ended September 30, 2008 and resulted from impairments of certain FCC authorizations.

        Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments" totaled a net gain of $100 million during the three months ended September 30, 2009, a $211 million increase compared to the same period in 2008. This change was attributable to a net gain of $99 million on the sale of marketable investment securities during the three months ended September 30, 2009, compared to $80 million in impairments on our marketable and other investment securities and a loss on the exchange of marketable investment securities of $32 million during the same period in 2008.

        Unrealized gains (losses) on investments accounted for at fair value, net.    "Unrealized gains (losses) on investments accounted for at fair value, net" totaled $232 million during the three months ended September 30, 2009, a $383 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.

        Earnings before interest, taxes, depreciation and amortization.    EBITDA was $389 million during the three months ended September 30, 2009, an increase of $623 million compared to the same period in 2008. EBITDA for the three months ended September 30, 2009 was positively impacted by the $100 million "Unrealized and realized gains (losses) on marketable investment securities and other investments" and the $232 million "Unrealized gains (losses) on investments accounted for at fair value, net." The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended September 30,
	2009	2008
	(In thousands)
EBITDA	$388,628	$(234,076)
Less:
Interest expense, net	(2,793)	(968)
Income tax provision (benefit), net	38,492	5,040
Depreciation and amortization	58,989	69,782

Net income (loss) attributable to EchoStar common shareholders	$293,940	$(307,930)

        EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. EBITDA is used by our management as a measure of

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Income tax (provision) benefit, net.    During the three months ended September 30, 2009, we recorded an income tax provision totaling $38 million, an increase of $33 million compared to the same period in 2008. This change resulted primarily from the increase in "Income (loss) before income taxes," partially offset by the increase in our effective tax rate. During the three months ended September 30, 2009, our effective tax rate was positively impacted by the release of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature. During the three months ended September 30, 2008 our effective tax rate was negatively impacted by the establishment of a $102 million valuation allowance on the deferred tax assets related to unrealized losses on marketable investment securities accounted for at fair value and the impairment of certain marketable and non-marketable investment securities.

        Net income (loss) attributable to EchoStar common shareholders.    Our net income attributable to EchoStar common shareholders was $294 million during the three months ended September 30, 2009, an increase of $602 million compared to the same period in 2008. This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2009	2008	Amount	%
	(In thousands)
Revenue:
Equipment revenue—DISH Network	$838,965	$1,134,408	$(295,443)	(26.0)
Equipment revenue—other	195,635	206,883	(11,248)	(5.4)
Services and other revenue—DISH Network	281,282	276,877	4,405	1.6
Services and other revenue—other	29,745	35,916	(6,171)	(17.2)

Total revenue	1,345,627	1,654,084	(308,457)	(18.6)

Costs and Expenses:
Cost of sales—equipment	886,176	1,146,878	(260,702)	(22.7)
% of Total equipment revenue	85.7%	85.5%
Cost of sales—services and other	149,005	162,885	(13,880)	(8.5)
% of Total services and other revenue	47.9%	52.1%
Research and development expenses	31,447	23,921	7,526	31.5
% of Total revenue	2.3%	1.4%
Selling, general and administrative expenses	107,820	113,280	(5,460)	(4.8)
% of Total revenue	8.0%	6.8%
Depreciation and amortization	180,413	193,767	(13,354)	(6.9)
Impairments of goodwill, indefinite-lived and long-lived assets	—	55,992	(55,992)	(100.0)

Total costs and expenses	1,354,861	1,696,723	(341,862)	(20.1)

Operating income (loss)	(9,234)	(42,639)	33,405	78.3

Other Income (Expense):
Interest income	24,535	26,763	(2,228)	(8.3)
Interest expense, net of amounts capitalized	(21,479)	(24,400)	2,921	12.0
Unrealized and realized gains (losses) on marketable investment securities and other investments	97,504	(43,914)	141,418	NM
Unrealized gains (losses) on investments accounted for at fair value, net	349,309	(147,106)	496,415	NM
Other, net	(3,645)	(7,311)	3,666	50.1

Total other income (expense)	446,224	(195,968)	642,192	NM

Income (loss) before income taxes	436,990	(238,607)	675,597	NM
Income tax (provision) benefit, net	(41,881)	(15,798)	(26,083)	NM
Effective tax rate	9.6%	(6.6)%

Net income (loss)	395,109	(254,405)	649,514	NM
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	NM

Net income (loss) attributable to EchoStar common shareholders	$395,109	$(254,405)	$649,514	NM

Other Data:
EBITDA	$614,347	$(47,203)	$661,550	NM

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $839 million during the nine months ended September 30, 2009, a decrease of $295 million or 26.0% compared to the same period in 2008. This change related primarily to an 18% decrease in unit sales of set-top boxes and a 19% decline in average revenue per unit resulting from a change in the mix of receivers sold, including a shift towards sales of lower cost models.

        Equipment revenue—other.    "Equipment revenue—other" totaled $196 million during the nine months ended September 30, 2009, a decrease of $11 million or 5.4% compared to the same period in 2008. This change resulted primarily from a decrease of $21 million in sales to other international customers, partially offset by sales to DISH Mexico. Our sales to international customers other than Bell TV and DISH Mexico were adversely impacted by low cost competitors that are principally located in Asia. The sales to DISH Mexico are not part of the original commitment associated with our investment in DISH Mexico.

        Services and other revenue—other.    "Services and other revenue—other" totaled $30 million during the nine months ended September 30, 2009, a decrease of $6 million or 17.2% compared to the same period during 2008. The change was driven primarily by a decrease in other satellite services revenue and revenue from several non-recurring sources in the first quarter of 2008 that had minimal associated costs, partially offset by an increase in transponder leasing provided to customers other than DISH Network.

        Cost of sales—equipment.    "Cost of sales—equipment" totaled $886 million during the nine months ended September 30, 2009, a decrease of $261 million or 22.7% compared to the same period in 2008. This change primarily resulted from a decrease in sales to DISH Network and other international customers, partially offset by sales to DISH Mexico and an increase in charges for slow moving and obsolete inventory. "Cost of sales—equipment" represented 85.7% and 85.5% of total equipment sales during the nine months ended September 30, 2009 and 2008, respectively.

        Cost of sales—services and other.    "Cost of sales—services and other" totaled $149 million during the nine months ended September 30, 2009, a decrease of $14 million or 8.5% compared to the same period in 2008. "Cost of sales—services and other" represented 47.9% and 52.1% of total "Services and other revenue" during the nine months ended September 30, 2009 and 2008, respectively. The overall decrease and the improvement in the expense to revenue ratio was primarily driven by decreases in certain transponder leasing costs which ceased during the first quarter of 2008, a decrease in costs related to certain international programming events and in costs associated with fiber backhaul, partially offset by an increase in satellite licenses and fees.

        Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $108 million during the nine months ended September 30, 2009, a decrease of $5 million or 4.8% compared to the same period in 2008. This decrease was attributable to a reduction of our marketing and advertising expenses for Slingboxes and related hardware products and the collection of previously reserved receivables, partially offset by an increase in litigation expense. "Selling, general and administrative expenses" represented 8.0% and 6.8% of "Total revenue" during the nine months ended September 30, 2009 and 2008, respectively. The increase in the ratio of the expenses to "Total revenue" was primarily attributable to the decrease in "Total revenue" relative to the decrease in expense, discussed previously.

        Depreciation and amortization.    "Depreciation and amortization" expense totaled $180 million during the nine months ended September 30, 2009, a $13 million or 6.9% decrease compared to the

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

same period in 2008. The decrease in "Depreciation and amortization" expense was primarily due to less depreciation expense on AMC-15 and AMC-16, partially offset by assets placed in service during 2009. In 2008, we impaired AMC-15 and AMC-16 by the combined amount of $218 million.

        Impairments of goodwill, indefinite-lived and long-lived assets.    "Impairments of goodwill, indefinite-lived and long-lived assets" totaled $56 million during the nine months ended September 30, 2008 and resulted from impairments of certain FCC authorizations and satellites. In connection with the AMC-14 launch anomaly, we wrote-off certain deposits, capitalized interest and insurance costs, net of insurance proceeds.

        Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments" totaled a net gain of $98 million during the nine months ended September 30, 2009, a $141 million increase compared to the same period in 2008. This change was attributable to an increase in net gains of $22 million on the sale and exchange of marketable and non-marketable investment securities and a decline of $120 million in impairments on our marketable and other investment securities during the nine months ended September 30, 2009 compared to the same period in 2008.

        Unrealized gains (losses) on investments accounted for at fair value, net.    "Unrealized gains (losses) on investments accounted for at fair value, net" totaled $349 million during the nine months ended September 30, 2009, a $496 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.

        Earnings before interest, taxes, depreciation and amortization.    EBITDA was $614 million during the nine months ended September 30, 2009, an increase of $662 million compared to the same period in 2008. EBITDA for the nine months ended September 30, 2009 was positively impacted by the $98 million "Unrealized and realized gains (losses) on marketable investment securities and other investments" and the $349 million "Unrealized gains (losses) on investments accounted for at fair value, net." The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands)
EBITDA	$614,347	$(47,203)
Less:
Interest expense, net	(3,056)	(2,363)
Income tax provision (benefit), net	41,881	15,798
Depreciation and amortization	180,413	193,767

Net income (loss) attributable to EchoStar common shareholders	$395,109	$(254,405)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        Income tax (provision) benefit, net.    During the nine months ended September 30, 2009, we recorded an income tax provision totaling $42 million compared to $16 million during the same period in 2008. This change resulted primarily from the increase in "Income (loss) before income taxes," partially offset by the increase in our effective tax rate. During the nine months ended September 30, 2009, our effective tax rate was positively impacted by the release of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature. During the nine months ended September 30, 2008 our effective tax rate was negatively impacted by the establishment of an $88 million valuation allowance on the deferred tax assets related to unrealized losses on marketable investment securities accounted for at fair value and the impairment of certain marketable and non-marketable investment securities.

        Net income (loss) attributable to EchoStar common shareholders.    Our net income attributable to common shareholders was $395 million during the nine months ended September 30, 2009, an increase of $650 million compared to the same period in 2008. This increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

        We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See "Item 3.—Quantitative and Qualitative Disclosures about Market Risk" for further discussion regarding our marketable investment securities. As of September 30, 2009, our cash, cash equivalents and current marketable investment securities totaled $935 million compared to $829 million as of December 31, 2008, an increase of $106 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related an increase in cash generated from operations, net gains on the sale and an increase in the value of certain marketable investment securities, partially offset by capital expenditures, purchases of strategic investment securities, repayment of debt and repurchases of our Class A common stock.

        We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes ("VRDNs"). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of many municipalities and financial institutions that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

September 30, 2009 and December 31, 2008, we held VRDNs with fair values of $490 million and $622 million, respectively.

        The following discussion highlights our cash flow activities during the nine months ended September 30, 2009.

Cash Flow

Cash flows from operating activities

        For the nine months ended September 30, 2009, we reported net cash flows from operating activities of $142 million. This amount is primarily comprised of net income adjusted for "Depreciation and amortization," "Unrealized and realized gains (losses) on marketable investment securities and other investments" and "Unrealized gains (losses) on investments accounted for at fair value, net" of $129 million and changes in working capital of $21 million mainly related to an increase in accounts payable and accrued expenses partially offset by an increase in inventory.

Cash flows from investing activities

        For the nine months ended September 30, 2009, we reported net cash outflows from investing activities of $49 million primarily related to capital expenditures of $125 million and purchases of strategic investments of $53 million, partially offset by net sales of marketable investment securities of $140 million. The capital expenditures include $62 million of satellite related capital expenditures and $63 million of other corporate capital expenditures.

Cash flows from financing activities

        For the nine months ended September 30, 2009, we reported net cash outflows from financing activities of $70 million primarily resulting from debt repayments and repurchases of our Class A common stock.

Satellites

        As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Stock Repurchases

        Our board of directors authorized stock repurchases of up to $500 million of our Class A common stock through and including December 31, 2009. During the three and nine months ended September 30, 2009, we repurchased 1.363 million and 1.852 million shares of our common stock for $22 million and $29 million, respectively. On November 3, 2009, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

        As of September 30, 2009, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt obligations	$7,243	$9	$693	$748	$808	$872	$4,113
Capital lease obligations	299,862	12,092	49,088	52,162	57,258	63,198	66,064
Interest expense on long-term debt and capital lease obligations	76,936	6,391	23,604	19,269	14,501	9,234	3,937
Satellite-related obligations	1,486,858	70,800	127,821	135,215	117,839	108,759	926,424
Operating lease obligations	14,451	1,858	6,017	3,704	1,557	855	460
Purchase and other obligations	1,487,623	1,472,648	14,975	—	—	—	—

Total	$3,372,973	$1,563,798	$222,198	$211,098	$191,963	$182,918	$1,000,998

        The table above does not include $16 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of September 30, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.

        In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

        In general, we do not engage in off-balance sheet financing activities.

Future Capital Sources

        We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

        If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.

        Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

        The American Recovery and Reinvestment Act of 2009 ("ARRA") has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service ("RUS") for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration ("NTIA") of the United States Department of Commerce to fund broadband initiatives throughout the United States, including unserved and underserved areas. During August 2009, we, both individually and jointly with other parties, filed applications for over $1.1 billion of broadband stimulus funds with the RUS and/or the NTIA. If RUS decides not to fund any of the broadband infrastructure projects that include us as an applicant, NTIA may elect to do so. If either the RUS and/or the NTIA funds any of the broadband infrastructure projects that include us as an applicant, we along with certain co-applicants in some cases, expect to use the funds to help finance project(s) to provide broadband service by satellite. We are also supporting an affiliate of DISH Network for a sustainable broadband project that, if funded, would seek to increase subscribers for broadband service. We cannot be sure that our applications will be granted, or that they will be granted on acceptable terms.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

        Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

        As of September 30, 2009, our cash, cash equivalents and current marketable investment securities had a fair value of $935 million. Of that amount, a total of $785 million was invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

        A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our September 30, 2009 current non-strategic investment portfolio of $785 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $13 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

        Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2009 of 1.5%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2009 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

        As of September 30, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $149 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $15 million in the fair value of these investments.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

        As of September 30, 2009, we had $18 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our September 30, 2009 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

        As of September 30, 2009, we had $575 million of nonpublic debt and equity instruments that we hold for strategic business purposes. We account for these investments under the cost, equity and fair value methods of accounting.

        Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them. A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $58 million in the fair value of these investments.

Long-Term Debt

        As of September 30, 2009, we had $307 million of long-term debt, of which $300 million represents our capital lease obligations, which are not subject to fair value disclosure requirements.

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

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides among other things for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network's acts or omissions following the Spin-off.

Acacia

        During 2004, Acacia Media Technologies, ("Acacia") filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720 and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the Court granted summary judgment to defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

        During 2001, Broadcast Innovation, L.L.C. ("Broadcast Innovation") filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving us as the only defendant.

        During 2004, the judge issued an order finding the '066 patent invalid. Also in 2004, the Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the '094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

        We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly

PART II—OTHER INFORMATION (Continued)

features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Finisar Corporation

        Finisar Corporation ("Finisar") obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar alleged that DirecTV's electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the '505 patent).

        During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On May 19, 2009, the District Court granted summary judgment to DirecTV, and dismissed the action with prejudice. Finisar is appealing that decision. Our case is stayed until the DirecTV action is resolved.

        We intend to vigorously prosecute this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to modify our system architecture. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Global Communications

        During April 2007, Global Communications, Inc. ("Global") filed a patent infringement action against us and DISH Network in the United States District Court for the Eastern District of Texas. The suit alleges infringement of United States Patent No. 6,947,702 (the '702 patent), which relates to satellite reception. In October 2007, the United States Patent and Trademark Office granted our request for reexamination of the '702 patent and issued an initial Office Action finding that all of the claims of the '702 patent were invalid. At the request of the parties, the District Court stayed the litigation until the reexamination proceeding is concluded and/or other Global patent applications issue.

        During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the '717 patent), which relates to satellite reception.

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

PART II—OTHER INFORMATION (Continued)

Guardian Media

        During December 2008, Guardian Media Technologies LTD ("Guardian") filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.

Multimedia Patent Trust

        On February 13, 2009, Multimedia Patent Trust ("MPT") filed suit against us, DISH Network, DirecTV and several other defendants in the United States District Court for the Southern District of California alleging infringement of United States Patent Nos. 4,958,226, 5,227,878, 5,136,377, 5,500,678 and 5,563,593, which relate to video encoding, decoding and compression technology. MPT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

NorthPoint Technology

        On July 2, 2009, NorthPoint Technology, Ltd ("Northpoint") filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 ("the '636 patent"). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

        We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II—OTHER INFORMATION (Continued)

potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Technology Development Licensing

        On January 22, 2009, Technology Development and Licensing LLC ("TechDev") filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

        We intend to vigorously defend this case. In the event that a Court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Tivo Inc.

        During January 2008, the United States Court of Appeals for the Federal Circuit affirmed in part and reversed in part the April 2006 jury verdict concluding that certain of our digital video recorders, or DVRs, infringed a patent held by Tivo. In its January 2008 decision, the Federal Circuit affirmed the jury's verdict of infringement on Tivo's "software claims," and upheld the award of damages from the District Court. The Federal Circuit, however, found that we did not literally infringe Tivo's "hardware claims," and remanded such claims back to the District Court for further proceedings. On October 6, 2008, the Supreme Court denied our petition for certiorari. As a result, DISH Network paid approximately $105 million to Tivo.

        We also developed and deployed "next-generation" DVR software. This improved software was automatically downloaded to our current customers' DVRs, and is fully operational (our "original alternative technology"). The download was completed as of April 2007. We received written legal opinions from outside counsel that concluded our original alternative technology does not infringe, literally or under the doctrine of equivalents, either the hardware or software claims of Tivo's patent. Tivo filed a motion for contempt alleging that we are in violation of the Court's injunction. We opposed this motion on the grounds that the injunction did not apply to DVRs that have received our original alternative technology, that our original alternative technology does not infringe Tivo's patent, and that we were in compliance with the injunction.

        On June 2, 2009, the District Court granted Tivo's contempt motion, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was "non-infringing," the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 to April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order.

PART II—OTHER INFORMATION (Continued)

        On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court's contempt order pending resolution of our appeal. In so doing, the Federal Circuit found, at a minimum, that we had a substantial case on the merits. Oral argument on our appeal of the contempt ruling took place on November 2, 2009 before three judges of the Federal Circuit.

        The District Court held a hearing on July 28, 2009 on Tivo's claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending our appeal of the contempt order. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo's request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court's injunction. We also challenged Tivo's calculation of profits.

        On August 3, 2009, the Patent and Trademark Office (the "PTO") issued an initial office action rejecting the software claims of the '389 patent as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO's conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO's conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo's patent.

        On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network's appeal of the underlying June 2, 2009 contempt order).

        In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we have downloaded one of our design-around options to approximately 125 subscribers for "beta" testing.

        If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

        If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.

PART II—OTHER INFORMATION (Continued)

        Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Item 1A.    RISK FACTORS

        Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2008.

If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be subject to substantial liability and would be prohibited from offering DVR functionality that would in turn place us at a significant disadvantage to our competitors and significantly decrease sales of digital set-top boxes to DISH Network and others.

        In June 2009, the United States District Court granted Tivo's motion for contempt finding that our next-generation DVRs continue to infringe Tivo's intellectual property and awarded Tivo an additional $103 million dollars in supplemental damages and interest for the period from September 2006 through April 2008. In September 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award

PART II—OTHER INFORMATION (Continued)

for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending our appeal of the underlying June 2009 contempt order).

        If we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

        If we are successful in overturning the District Court's ruling on Tivo's motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo's patent, we could be prohibited from distributing DVRs. In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business could be material.

        Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Condensed Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

        The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital

PART II—OTHER INFORMATION (Continued)

set top boxes to DISH Network and increased pricing pressure on our average selling prices, including sales to Bell TV as a result of the February 6, 2009 amendment to our agreement with Bell TV. Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our financial position and results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table provides information regarding repurchases of our Class A common stock from July 1, 2009 through September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
				(In thousands)
July 1 - July 31, 2009	783,303	$15.28	783,303	$450,646
August 1 - August 31, 2009	349,750	$15.46	349,750	$445,240
September 1 - September 30, 2009	229,758	$18.00	229,758	$441,104

Total	1,362,811		1,362,811	$441,104

(a)
In November 2007, our board of directors authorized the repurchase of up to $1.0 billion of our Class A common stock during 2008. Effective November 2008, our board of directors extended the plan and authorized a reduction in the maximum dollar value of shares that may be repurchased, such that we were currently authorized to repurchase up to $500 million of our outstanding Class A common stock through and including December 31, 2009, subject to a limitation to purchase no more than 20% of our outstanding common stock. On November 3, 2009, our board of directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2010. This authorization is not subject to a limitation to purchase no more than 20% of our outstanding common stock. Purchases under the program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase all of the shares authorized for repurchase under this program and we may also enter into additional share repurchase programs authorized by our board of directors.

Item 5.    OTHER INFORMATION

        On November 4, 2009, Mr. Roger Lynch, became employed by both us and DISH Network as Executive Vice President. Mr. Lynch will report to Mr. Ergen and will be responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network. Mr. Lynch's compensation will consist of cash and equity compensation and will be borne by both DISH Network and us.

PART II—OTHER INFORMATION (Continued)

Item 6.    EXHIBITS

(a)    Exhibits.

10.1☐	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar.**
10.2☐	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar and DISH Network L.L.C.**
10.3☐	Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network**
10.4☐	Allocation Agreement, dated August 4, 2009, between EchoStar and DISH Network
31.1☐	Section 302 Certification of Chief Executive Officer.
31.2☐	Section 302 Certification of Chief Financial Officer.
32.1☐	Section 906 Certification of Chief Executive Officer.
32.2☐	Section 906 Certification of Chief Financial Officer.

☐
Filed herewith.

*
Incorporated by reference.

**
Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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
Date: November 9, 2009