Form 10-K
period 2009-12-31
EchoStar CORP
filed 2010-03-01
CIK 1415404

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Inverness Terrace East Englewood, Colorado	80112 5308
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 706-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of Class A common stock held by non-affiliates of the Registrant was $611 million based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 12, 2010, the Registrant's outstanding common stock consisted of 37,157,617 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

  •
  Weak economic conditions, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

  •
  We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to, DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

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

  •
  Adverse developments in DISH Network's business may adversely affect us.

  •
  We currently have substantial unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to utilize more of this capacity.

  •
  As a result of our Spin-off from DISH Network, our financial statements for 2007 do not reflect all the assets and lines of business that are reflected in our 2008 and 2009 financial statements, potentially making it more difficult to compare growth and other metrics in 2008 and 2009 with prior periods.

  •
  Our sales to DISH Network could be terminated or substantially curtailed on short notice which would have a detrimental effect on us.

  •
  We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

  •
  We may experience significant financial losses on our existing investments.

  •
  We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

  •
  We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.

i

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

  •
  Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and Internet protocol television ("IPTV").

  •
  Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

  •
  We may be exposed to the risk of inflation or stable component pricing which could have a material adverse effect on our results of operations.

  •
  The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

  •
  Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

  •
  Growth in our "Digital Set-Top Box" business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

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

  •
  Our future growth depends on growing demand for high definition, or HD, television.

ii

Risks Affecting Our "Satellite Services" Business

  •
  We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

  •
  Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

  •
  Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

  •
  Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

  •
  Our "Satellite Services" business is subject to risks of adverse government regulation.

  •
  Our business depends on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

  •
  We are controlled by one principal shareholder who is our Chairman.

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

iii

PART I

Item 1.    BUSINESS

OVERVIEW

EchoStar Corporation ("EchoStar," the "Company," "we," "us" and/or "our") had not conducted independent operations prior to its separation ("Spin-off") from DISH Network Corporation ("DISH Network") on January 1, 2008 through a distribution of 100% of the common stock of EchoStar to the holders of DISH Network's common stock. The Spin-off was made pursuant to a separation agreement by which DISH Network contributed to us the subsidiaries and assets that operated DISH Network's digital set-top box business, satellite services, digital broadcast operations, certain real estate and other assets and liabilities. We and DISH Network now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, the Chairman of our Board of Directors.

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

  •
  "Satellite Services" Business—which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

Our experience with digital set-top boxes and satellite delivery systems enables us to provide end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.

Related Party Transactions

During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $74 million has been satisfied in the form of cash, equipment and services, leaving $38 million remaining under this commitment. Of the remaining commitment, approximately $19 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the year ended December 31, 2009, we sold $36 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture, to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the entity. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. We have provided $18 million of cash, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of December 31, 2009, no amounts have been drawn on the line of credit.

We were organized in October 2007 as a corporation under the laws of the State of Nevada. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol "SATS." Our principal executive offices are located at 100 Inverness Terrace E., Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.

BUSINESS STRATEGIES

Expand "Digital Set-Top Box" business to additional customers.    Historically, many of our potential customers viewed us as a competitor due to our affiliation with DISH Network. Our separation from DISH Network was intended in part to enhance our opportunities to sell digital set-top boxes to a broader group of pay TV distributors in the United States as well as internationally. There can be no assurance, however, that we will be successful in entering into any of these commercial relationships (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and related management).

Leverage satellite capacity and related infrastructure.    Our "Satellite Services" business benefits from excess satellite and fiber capacity. While DISH Network is our primary customer for satellite services, we believe market opportunities exist to lease our capacity to a broader customer base, including providers of pay TV service, satellite-delivered IP, corporate communications and government services.

Offer end-to-end pay TV delivery systems.    We intend to leverage our approximately 1,000 engineers to customize infrastructure solutions for a broad base of customers. For example, as recently demonstrated by our Dish Mexico joint venture, we are offering customers end-to-end pay TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and network design and management.

Capitalize on change in regulations.    Changes in federal law and regulations applicable to the set-top box industry may create opportunities for us to expand our business. For instance, the Federal Communications Commission, or FCC, requires cable providers to use removable security modules to provide conditional access security for television content. The FCC intended for this regulation to spur competition in the retail set-top box market, providing an even playing field between leased cable set-top boxes and retail-bought, cable-ready TVs and set-top box equipment. We believe this new regulation may create an opportunity for us to compete on a more level field in the domestic market for cable set-top boxes.

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

Significantly expand our marketing and sales capabilities.    Historically, our sales and marketing efforts have been limited in scope and focused on international opportunities because the majority of our products and services were provided to DISH Network pursuant to purchase orders, as opposed to long-term contracts. In addition, we historically did not actively seek opportunities with other multi-channel video providers in light of our relationship with DISH Network, which is a competitor to many of these video providers. Therefore, to successfully implement our business strategy, we are expanding our marketing and sales capabilities both domestically and internationally. In particular, we are expanding our marketing and sales capabilities and efforts with domestic pay TV providers other than DISH Network.

"DIGITAL SET-TOP BOX" BUSINESS

Our Products

Digital Set-Top Boxes.    Our digital set-top boxes permit consumers to watch, control and record television programming through digital video recorder, or DVR, technology integrated with satellite receivers. Certain of our digital set-top boxes are also capable of incorporating IPTV functionality, which allows consumers to download movies, music and other content via the Internet through an Ethernet connection.

Our current digital set-top box offerings include:

  •
  Slingboxes:  From our wholly owned subsidiary, Sling Media, we produce and sell at retail channels a variety of Slingbox products, including the Slingbox, Slingbox PRO HD, SlingCatcher and Slingbox Solo. Slingboxes contain a patented "placeshifting" technology that allows consumers to watch and control their digital television content anywhere in the world via a broadband internet connection.

  •
  SlingLoaded HD-DVR digital set-top boxes:  These devices combine HD-DVR digital set-top boxes with Sling Media's Slingbox technology, creating the first high definition digital video recorder that incorporates placeshifting technology into a single device. This placeshifting set-top box has a built-in hard drive capable of storing up to 1,000 hours of SD, or 150 hours of HD, content, a new user interface, and allows users to increase their DVR storage capacity through the use of external hard drives.

  •
  Standard-definition ("SD") digital set-top boxes:  These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content and make use of a variety of interactive applications. These applications include an on-screen program guide, pay-per-view offerings, the ability to support V-chip type parental control technology, games and shopping.

  •
  SD-DVR digital set-top boxes:  In addition to the functionality of an SD basic digital set-top box, these devices enable subscribers to pause, stop, reverse, fast forward, record and replay digital television content using a built-in hard drive capable of storing up to 200 hours of content. They also include the ability to support video-on-demand, or VOD, services.

  •
  High-Definition ("HD") digital set-top boxes:  These devices enable subscribers to access the enhanced picture quality and sound of high-definition content, in addition to the functionality of an SD digital set-top box.

  •
  HD-DVR digital set-top boxes:  These devices combine the functionality of HD digital set-top box and a DVR digital set-top box into a single device. In general, our most-advanced HD-DVR digital set-top boxes are capable of storing up to 350 hours of SD, or 55 hours of HD, content, contain IPTV functionality, and allow users to increase their DVR storage capacity through the use of external hard drives.

In addition to digital set-top boxes, we also design and develop related products such as satellite dishes, remote controls, Sling enabled devices, digital-to-analog converter boxes, which will allow consumers to view, record and play back local over-the-air analog and digital broadcasts on analog TV sets, and other devices and accessories.

Digital Broadcast Operations.    We operate a number of digital broadcast centers in the United States. Our principal digital broadcast centers are located in Cheyenne, Wyoming, and Gilbert, Arizona. We also have six regional digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers' satellites. Programming and other data is received at these centers by fiber or satellite, it is then processed, compressed, and encrypted and then uplinked to our satellites and our customers' satellites for transmission to end users. In addition, we have the capability to aggregate content at our digital broadcast centers and offer transport services for over 300 channels of MPEG-4 IP encapsulated standard-definition and high-definition programming from our satellite located at the 85 degree orbital location. We intend to offer these wholesale programming transport services to telecommunication companies, rural cable operators, local exchange carriers and wireless broadband providers.

Our Customers

Historically, the primary customer of our "Digital Set-Top Box" business has been DISH Network. For the fiscal years ended December 31, 2009, 2008 and 2007, DISH Network accounted for approximately 81.3%, 86.5% and 83.8% of our total revenue, respectively. In addition, Bell TV, a direct-to-home satellite service provider in Canada, accounted for 10.5%, 8.4% and 10.7%, respectively, of our total revenue for the fiscal years ended December 31, 2009, 2008 and 2007. We also currently sell our digital set-top boxes to other international direct-to-home satellite service providers, although these customers do not account for a significant amount of our total revenue.

In the near term, we expect to rely on DISH Network to remain the primary customer of our "Digital Set-Top Box" business and the primary source of our total revenue. We have entered into commercial agreements with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network at our cost plus a fixed margin until January 1, 2011. However, DISH Network is under no obligation to purchase our digital set-top boxes or related products during or after this period.

A substantial majority of our international revenue during each of the years ended December 31, 2009, 2008, and 2007, was attributable to sales of digital set-top boxes to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of digital set-top boxes to Bell TV, subject to certain limited exceptions. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings.

Our Competition

As we seek to establish ourselves in the digital set-top box industry as an independent business, we face substantial competition. Many of our primary competitors, such as Motorola, Inc. and Cisco Systems, Inc., which owns Scientific Atlanta, Pace and Technicolor have established longstanding relationships with their customers. Although some of the competitors own the conditional access technology deployed by their customers, the FCC mandated removable security in digital cable systems, which allows us to compete for this type of business. In addition, we may face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours. Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring new technologies to market to keep pace with our competitors.

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

"SATELLITE SERVICES" BUSINESS

We operate six owned and four leased in-orbit satellites. We also have one owned satellite and one leased satellite under construction. In addition, we have suspended construction on the CMBStar satellite.

Our transponder capacity is currently used by our customers for a variety of applications:

  •
  Direct to Home Services.  We lease satellite transponder capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming. Our satellites are also used for the transmission of live sporting events, Internet and disaster recovery, and satellite news gathering services.

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

Our Customers

We lease transponder capacity on our satellite fleet primarily to DISH Network, but also to a small number of government entities, Internet service providers, broadcast news organizations, programmers and private enterprise customers. Currently, due to our limited base of customers, we have a substantial amount of excess capacity. For the year ended December 31, 2009, DISH Network accounted for approximately 87.6% of our total satellite services revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite. See "Related Party Transactions with DISH Network—Satellite Capacity Agreements" in Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion. However, DISH Network may terminate these agreements upon 60 days notice. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including DISH Network's ability to construct and launch its own satellites. Any termination or reduction in the services we provide to DISH Network may increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our other satellite service sales are generally characterized by shorter-term contracts or spot market sales. Future costs associated with our excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.

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

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

We intend to evaluate new strategic development opportunities both in North America, Asia and in other international markets. We also plan to expand our business and support the development of new satellite-delivered services, such as mobile video services. The expertise we obtain through these strategic investments may also help us to improve and expand the services that we provide to our existing customers.

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

Satellites	Launch Date	Degree Orbital Location	Original Useful Life/ Lease Term (In Years)
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	12
EchoStar VI	July 2000	72.7	12
EchoStar VIII	August 2002	77	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10
Leased from DISH Network:
EchoStar I	December 1995	77	12
Leased from Other Third Parties:
AMC-15	December 2004	105	10
AMC-16	January 2005	85	10
Nimiq 5	September 2009	72.7	15
Under Construction:
QuetzSat-1 (leased)	2011	77	10
EchoStar XVI (owned)	2012	61.5	15
CMBStar (owned)	construction suspended

Prior to 2009, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See "Long-Lived Satellite Assets" in Note 6 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers ("TWTAs") to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 14 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 13 of our FCC authorized frequencies at the 61.5 degree orbital location. While the failures have not impacted commercial operation of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and such failures could impact commercial operation of the satellite.

EchoStar XII.    Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the remaining useful life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite. Additionally, there can be no assurance that future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII. As a result of the May 2009 anomalies on EchoStar XII, we determined that we had a triggering event related to EchoStar XII. See discussion of evaluation of impairment in "Long-Lived Satellite Assets" in Note 6 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Based on this triggering event we performed an impairment review of the satellite using an undiscounted cash flow model and concluded that the estimated undiscounted cash flows associated with EchoStar XII were still in excess of its carrying value and therefore no impairment was required.

Satellite Capacity Leased to/from DISH Network

Satellite Capacity Agreements.    In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases certain satellite capacity on certain satellites owned or leased by us. In December 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity on a satellite owned by DISH Network. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the frequency on which the applicable satellite provides services. The term of each of the leases is set forth below:

  EchoStar III, VI, VIII, and XII.     DISH Network leases certain satellite capacity from us on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

  EchoStar I.    We lease certain satellite capacity from DISH Network on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew this lease on a year-to-year basis through the end of the satellite's life. There can be no assurance that any options to renew this agreement will be exercised.

  EchoStar XVI.    DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the satellite. There can be no assurance that any options to renew this agreement will be exercised.

Leased Satellites

Nimiq 5.    Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet. See Note 19 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Satellites Under Construction

QuetzSat-1.    During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. ("SES") to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.

EchoStar XVI.    During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

CMBStar.    During 2008, we suspended construction of the CMBStar satellite and recorded an $85 million impairment. We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and shifting its proposed orbital location in a manner that would be more cost effective than designing and constructing a new satellite.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic operations. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union ("ITU") and certain foreign governments. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

We have U.S. DBS licenses for 30 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States. We are also currently operating on the two unassigned frequencies at the 61.5 degree orbital location under a conditional special temporary authorization. That authority requires periodic renewal. The licensing of those two channels is under FCC review, and also subject to an FCC moratorium on new DBS applications. The FCC has previously found that existing DBS providers will not be eligible for the two unassigned channels at the 61.5 degree orbital location. There is a pending petition for reconsideration of that decision.

We also have the FCC authority to provide service at a Mexican DBS orbital slot at the 77 degree orbital location and at a Canadian DBS orbital slot at the 72.7 degree orbital location. In addition, we hold licenses or have entered into agreements to lease capacity on satellites at fixed satellite services orbital locations including:

  •
  500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing service to CONUS, plus more than 500 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

  •
  500 MHz of Ku spectrum divided into 24 frequencies at the 105 degree orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus at least 720 MHz of Ka spectrum capable of providing service into select spot beams; and

  •
  500 MHz of Ku spectrum divided into 24 frequencies at the 85 degree orbital location, currently capable of providing service to CONUS, plus at least 720 MHz of Ka spectrum capable of providing service into select spot beams.

More recently, we were granted authority for a "tweener" DBS satellite at the 86.5 degree orbital location. That authorization will be conditioned on final FCC licensing and service rules in the "tweener" proceeding, in which the FCC is examining permitting satellites to operate from orbital locations 4.5 degrees (half of the usual nine degrees) away from traditional DBS satellites. The FCC has also granted authorizations to Spectrum Five for a tweener satellite at the 114.5 degree orbital location.

We were also granted authority to launch and operate five satellites in the 17/24 GHz Broadcasting-Satellite Service ("BSS") at the 62.15, 75, 79, 107 and 110.4 degree orbital locations. These authorizations are conditioned on the results of a pending rulemaking addressing potential interference between DBS and 17/24 GHz BSS operations. The FCC has also authorized DirecTV to operate a satellite in the 17/24 GHz BSS band at 110.9 degrees, and therefore the available spectrum at the nominal 110 degrees orbital location is split equally between DirecTV and us.

Use of these licenses and conditional authorizations is subject to certain technical and due diligence requirements, including the requirement to construct and launch satellites according to specific milestones and deadlines. There can be no assurance that we will develop acceptable plans to meet these deadlines, or that we will be able to utilize these orbital slots.

Each of our FSS and 17/24 GHz BSS satellite licenses is subject to a bond requirement of $3 million, all or part of which may be forfeited if we do not meet the milestones for a particular satellite. In 2009, we surrendered our licenses for Ka-band satellites at the 97° W.L. and 113° W.L. orbital locations. We have requested that the bond funds for these satellites be released to us rather than being paid to the FCC. We cannot be sure that the FCC will approve these requests.

Before we may launch and operate a satellite, the FCC must grant us a license. Under an FCC rule, if a licensee does not meet construction or launch milestones under three satellite licenses within any three-year period, a rebuttable presumption is established that the licensee obtained one or more of those licenses for speculative purposes. As a result, the FCC will not grant any further satellite license applications from that licensee beyond two pending applications and/or licensed-but-unbuilt satellites, unless the applicant is able to rebut that presumption, the applicant demonstrates that it is likely to build and launch its satellites or the FCC grants a waiver. The FCC has also stated that the voluntary surrender of a satellite license counts as a missed milestone. On May 27, 2009, the FCC dismissed our application for a C-band satellite at the 85 degree orbital location (without prejudice to refiling) on the grounds that we had surrendered three satellite licenses within a three-year period. Unless we can convince the FCC to reconsider its decision, rebut the resulting presumption, make the required demonstration or the FCC grants a waiver, we will need to wait until we have fewer than two pending applications and/or licensed-but-unbuilt satellites before the FCC will grant us additional satellite licenses. We currently have several pending applications and/or licensed-but-unbuilt satellites, none of which are affected by the FCC's dismissal of this application. We re-filed our application for a C-band satellite at the 85 degree orbital location on May 28, 2009. In our refiled application, we asked the FCC to reconsider its decision, we sought to rebut the presumption and make the required demonstration, and we asked for a waiver of the rule. There can be no assurance that the FCC will grant our refiled application or that it will not dismiss any future satellite applications we may file on the same grounds.

In addition, we have a number of modification, special temporary authority, and license applications pending with the FCC. We cannot be sure that the FCC will grant any of our applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations.

Duration of our Satellite Licenses.    Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. The term of each of our DBS licenses is 10 years; our FSS and 17/24 GHz BSS licenses generally are for 15 year terms. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject to possible renewal by the FCC.

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

Reverse Band (17/24 GHz BSS) Spectrum.    Recently authorized 17/24 GHz BSS operations may interfere with the uplink operations of DBS satellites. At this time, no applications (other than our own application at 61.25 degrees) have been filed to operate a 17/24 GHz BSS satellite near our DBS satellites at 61.5 degrees. We cannot be certain that such an application will not be filed in the future. Furthermore, the FCC has a pending rulemaking to decide how to protect DBS satellites from 17/24 GHz BSS operations, and we cannot predict if and how the final rules will affect either our DBS operations at 61.5 degrees or our 17/24 GHz BSS authorizations.

Interference from Other Services Sharing Satellite Spectrum.    The FCC has adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services. The FCC has also authorized the use of terrestrial communication services ("MVDDS") in the DBS band. MVDDS licenses were auctioned in 2004. While, to our knowledge, no MVDDS systems have been commercially deployed, several systems are now being tested, and may soon be deployed. Despite regulatory provisions to protect DBS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

International Satellite Competition and Interference.    As noted above, we have received authority to provide service to the U.S. from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees. DirecTV and DISH Network L.L.C. have received similar authorizations to provide service to the U.S. from foreign orbital slots. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and The Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots. Such operations could cause harmful interference into our satellites and constrain our future operations at those slots if such "tweener" operations are approved by the FCC. The risk of harmful interference will depend upon the final rules adopted in the FCC's "tweener" proceeding.

The International Telecommunication Union.    Our satellites also must conform to ITU requirements and regulations. We have cooperated, and continue to cooperate, with the FCC in the preparation of ITU filings and responses. We have "requests for modification" that have been filed by the United States government relating to certain of our satellites. In the event such a "request for modification" is not granted by the ITU, we will have to enter into coordination agreements with adjacent operators or operate the applicable satellite(s) on a non-interference basis. If we cannot enter into coordination agreements with adjacent operators or operate on a non-interference basis, we may have to cease operating such satellite(s) at the affected orbital location. We cannot predict when the ITU will act upon these "requests for modifications".

Regulations Applicable to Our "Digital Set-Top Box" Business

FCC Jurisdiction over Set-Top Box Operations.    Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements. The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Plug and Play.    Traditionally, cable companies sold or leased set-top boxes with integrated security functionality to subscribers. Cable companies were required pursuant to the FCC's "plug and play" rules to separate the security functionality from their set-top boxes by July 1, 2007. The FCC's stated goal for these rules was to increase competition and encourage the sale of set-top boxes in the retail market. The development of a retail market for cable set-top boxes could provide us with an opportunity to expand sales of set-top boxes and related equipment for use in non-DBS households. The cable industry and consumer electronics companies have reached a "tru2way" commercial arrangement to resolve many of the outstanding issues in the cable "plug and play" docket. EchoStar has licensed tru2way technology for use with cable set-top boxes. DBS set-top boxes are not currently subject to separate security requirements. The FCC is considering an expansion of the scope of the cable "plug and play" rules, and "all-video provider" set-top box solutions. We cannot predict whether the FCC will impose rules on DBS providers that are based on cable "plug and play" rules or the concepts from the private tru2way commercial arrangement. If the FCC were to extend or expand its separate security rules or the tru2way commercial arrangement to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted. Specifically, if a retail DBS set-top box market develops capable of accepting removable security modules, we risk reduced sales if competitors produce DBS set-top boxes.

Export Control Regulation

We are required to obtain import and export licenses from the United States government to receive and deliver components of direct-to-home satellite television systems. In addition, the delivery of satellites and the supply of certain related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States is subject to export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

Broadband Service Regulation

The American Recovery and Reinvestment Act of 2009 ("ARRA") has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service ("RUS") for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration ("NTIA") of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas. Our proposals for broadband stimulus funds in the first round of funding were not granted. The agencies have announced a second round of funding that will total several billion dollars. This will include a set-aside of at least

$100 million for satellite projects. We are currently evaluating whether to submit second round applications for funding and we cannot be sure if any such applications will be granted, or that they will be granted on acceptable terms. If any of our applications are granted and we accept the terms of such grant(s), we may become subject to certain regulations promulgated by the agencies.

PATENTS AND TRADEMARKS

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products, obtain licenses from the holders of the intellectual property at a material cost, or redesign those products in such a way as to avoid infringement. If those intellectual property rights are held by a competitor, we may be unable to obtain a license to such intellectual property at any price, which could adversely affect our competitive position.

We may not be aware of all intellectual property rights that our products may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware. Further, the process of determining definitively whether a patent claim is valid and whether a particular product infringes a valid patent claim often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also be trebled in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid or that our products do not infringe on these rights. We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See "Item 3—Legal Proceedings."

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2010 or 2011. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2009, 2008 and 2007, see Note 16 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We have approximately 2,400 employees. In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network. See "Certain Intercompany Agreements—Management Services Agreement and Professional Services Agreement" set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during the past five years:

Name	Age	Position
R. Stanton Dodge	42	Executive Vice President, General Counsel, Secretary and Director
Michael T. Dugan	61	President, Chief Executive Officer and Director
Charles W. Ergen	57	Chairman
Bernard L. Han	45	Executive Vice President and Chief Financial Officer
Mark W. Jackson	49	President, EchoStar Technologies L.L.C.
Roger J. Lynch	47	Executive Vice President, Advanced Technologies
Dean A. Olmstead	54	President, EchoStar Satellite Services
Steven B. Schaver	55	President, EchoStar International Corporation

R. Stanton Dodge.    Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and EchoStar and is responsible for all legal and government affairs of DISH Network, EchoStar and their subsidiaries. Mr. Dodge also serves as a member of our Board of Directors. Mr. Dodge serves as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network's legal department, and assumed responsibility for human resources at DISH Network in January 2010.

Michael T. Dugan.    Mr. Dugan was named President and Chief Executive Officer of EchoStar in November 2009. Mr. Dugan also serves as a member of our Board of Directors. Mr. Dugan served as a senior advisor to EchoStar since the Spin-off of EchoStar from DISH Network on January 1, 2008. From May 2004 to December 2007, he was a Director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time.

Charles W. Ergen.    Mr. Ergen serves as our Chairman. Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009. Mr. Ergen is also the Chairman, President and Chief Executive Officer of DISH Network Corporation, a position that he has held since DISH Network's formation in 1980. During the past ten years he has also held various executive officer and director positions with DISH Network's subsidiaries.

Bernard L. Han.    Mr. Han serves as Executive Vice President and Chief Financial Officer and is currently responsible for all accounting, finance and information technology functions of EchoStar. Mr. Han serves as our Executive Vice President and Chief Financial Officer pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off. Mr. Han also serves as Chief Operating Officer of DISH Network. From October 2002 to May 2005, Mr. Han served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc.

Mark W. Jackson.    Mr. Jackson is currently the President of EchoStar Technologies L.L.C. and oversees all day to day operations of our "Digital Set-Top Box" business. Mr. Jackson served as the President of EchoStar Technologies Corporation from June 2004 through December 2007.

Roger J. Lynch.    Mr. Lynch has served as our Executive Vice President, Advanced Technologies since November 2009. Mr. Lynch also serves as Executive Vice President, Advanced Technologies at DISH Network. Prior to joining EchoStar, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 through 2009.

Dean A. Olmstead.    Mr. Olmstead joined EchoStar as President of EchoStar Satellite Services in January 2008 and is responsible for all aspects of our "Satellite Services" business. From May 2006 until January 2008, Mr. Olmstead served as an advisor to Loral Space & Communications ("Loral") on strategic and growth opportunities for Loral's satellite service businesses, which completed a merger with Telesat in October 2007, and he served on Loral's Board of Directors. From March 2005 to September 2006, he was President of Arrowhead Global Solutions, which was acquired by CapRock Communications in May 2007. Prior to March 2005, Mr. Olmstead was President and CEO of SES Americom and a member of the SES Global Executive Committee.

Steven B. Schaver.    Mr. Schaver was named President of EchoStar International Corporation in April 2000. Mr. Schaver served as DISH Network's Chief Financial Officer and Chief Operating Officer from 1996 to 2000.

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

General Risks Affecting Our Business

Weak economic conditions, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by weak economic conditions, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect the "Digital Set-Top Box" business and providers of pay-TV services, who are our primary customers. In particular, the weak economic conditions may result in the following:

  •
  Decreased Demand.  Subscribers to pay-TV services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay TV providers that include set top box equipment manufactured by us.

  •
  Increased Pricing Pressure.  Increased pricing pressures, which may result in reduced margins for pay-TV companies, including DISH Network and Bell TV, our primary customers, may reduce demand for high-end digital set top boxes on which we earn higher gross margins. Furthermore, pay-TV companies may increasingly look to make purchases from foreign set-top box suppliers primarily located in Asia with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of weak economic conditions.

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

  •
  Increased Impairment Charges.  Prolonged weak economic conditions could result in substantial future impairment charges relating to, among other things, satellites, FCC authorizations, and our debt and equity investments.

We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to, DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for approximately 81.3%, 86.5% and 83.8% of our revenue in the years ended December 31, 2009, 2008 and 2007, respectively. In addition, Bell TV accounted for approximately 10.5%, 8.4% and 10.7% of our revenue in the years ended December 31, 2009, 2008 and 2007, respectively. Any reduction in sales to DISH Network or Bell TV or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business. In addition, because substantially all of our revenue is tied to DISH Network and Bell TV, our success also depends to a significant degree on the continued success of DISH Network and Bell TV in attracting new subscribers and in marketing programming packages to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners and other advanced technology. Moreover, DISH Network has no future obligation to purchase digital set-top boxes from us and existing orders may be cancelled or reduced on short notice. Cancellations or reductions of customer orders, which could rise in weak economic conditions, could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

In addition, the timing of orders for digital set-top boxes from these two customers could vary significantly depending on equipment promotions these customers offer to their subscribers, changes in technology, and their use of remanufactured digital set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory. These inventory risks are particularly acute during end product transitions in which a new generation of digital set-top boxes is being deployed and inventory of older generation digital set-top boxes is at a higher risk of obsolescence. This in turn could cause our operating results to fluctuate significantly. Any reduction of customer orders for digital set-top boxes caused by the weak economic conditions may accentuate such risks. Furthermore, because of the competitive nature of the digital set-top box business, the limited number of potential new customers and the short-term nature of our purchase orders with DISH Network and BellTV, we could in the future experience downward pricing pressure on our digital set-top boxes to DISH Network or BellTV, which in turn would adversely affect our gross margins and profitability.

DISH Network is currently our primary customer of digital set-top boxes and digital broadcast operation services. These products and services are provided pursuant to contracts that generally expire on January 1, 2011. However, DISH may renew those contracts in their discretion for up to one additional year. Thereafter, if we are unable to extend those contracts on similar terms with DISH Network, or if we are otherwise unable to obtain acceptable contracts from third parties following a termination by DISH, there could be a significant adverse effect on our business, results of operations and financial position.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed with us that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Adverse developments in DISH Network's business may adversely affect us.

If DISH Network's gross subscriber additions are adversely affected by the weak economic conditions in the U.S, or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network.

We currently have substantial unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to utilize more of this capacity.

While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. In addition, especially in light of a possible decrease in demand for satellite services as a result of the weak economic conditions, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity. If we are unable to lease our excess satellite capacity, our margins would be negatively impacted and we may be required to record additional impairments related to our other satellites.

As a result of our Spin-off from DISH Network, our financial statements for 2007 do not reflect all the assets and lines of business that are reflected in our 2008 and 2009 financial statements, potentially making it more difficult to compare growth and other metrics in 2008 and 2009 with prior periods.

The financial information included in this report for 2007, which was prior to the Spin-off, does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly-traded company during 2007. This is primarily a result of the following factors:

  •
  Our profits during 2007 do not accurately reflect our operations following the Spin-off as the majority of our operations in 2007 were in support of DISH Network and we provided our products and services to DISH Network at cost during 2007. We cannot assure you that we can achieve or sustain profitability, or that we can grow our business profitably or at all.

  •
  The financial condition and results of operations of our "Satellite Services" business are not reflected in our historical financial information for 2007, because our "Satellite Services" business was operated as an integral part of DISH Network's subscription television business and did not constitute a "business" in the historical financial statements of DISH Network.

  •
  Sling Media, Inc., one of our subsidiaries, was acquired shortly before the Spin-off, in October 2007, and it was operated for only a short period by us prior to the effective date of the Spin-off on January 1, 2008.

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

DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services. Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations and financial position.

Furthermore, because there are a relatively small number of potential customers for our products and services, if we lose DISH Network as a customer, it will be difficult for us to replace our historical revenues from DISH Network.

We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need to raise additional capital in the future to among other things, continue investing in our business, construct and launch new satellites, and pursue acquisitions and other strategic transactions.

Weak financial markets have continued to make it difficult for certain borrowers to access capital markets at acceptable terms or at all. Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In particular, it may be difficult for us to raise debt financing on acceptable terms in light of the fact that we have never previously raised debt financing. In addition, weak economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by weak economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments in North America, Asia and elsewhere. These investments involve a high degree of risk and could diminish our ability to fund our stock buyback program, invest capital in our business or return capital to our shareholders. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources. In particular, the laws, regulations and practices of certain countries may make it harder for our investments to be successful. If our investments suffer losses, whether or not as a result of the current weak financial market condition, our financial condition could be materially adversely affected. In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue acquisitions and other strategic transactions to complement or expand our business which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to buy other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that might may otherwise offer us growth opportunities. We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business. In addition, we have entered, and may continue to enter, into strategic transactions and investments in North America, Asia and elsewhere. Any such acquisitions, transactions or investments that we are able to identify and complete may involve a number of risks, including, but not limited to, the following:

  •
  the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

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

We have made and will continue to make significant investments in research, development, and marketing for new products, services and related technologies, including new digital set-top box designs, as well as entry into new business areas. Investments in new technologies and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing. We may not achieve revenue or profitability from such investments for a number of years, if at all. Moreover, even if such products, services, technologies and business area become profitable, their operating margins may be minimal.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims which arise in the ordinary course of business. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products in such a way as to avoid infringement. If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business—Patents and Trademarks of this Annual Report on Form 10-K.

We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Prior to our Spin-off from DISH Network, our business was operated by DISH Network as part of its broader corporate organization, rather than as an independent company. DISH Network's senior management oversaw the strategic direction of our businesses and DISH Network performed various corporate functions for us, including, but not limited to:

  •
  selected human resources related functions;

  •
  accounting;

  •
  tax administration;

  •
  legal and external reporting;

  •
  treasury administration, investor relations, internal audit and insurance functions; and

  •
  selected information technology and telecommunications services.

Because we are now an independent company, neither DISH Network nor any of its affiliates have any obligation to provide these functions to us other than those services provided pursuant to the management services agreement and the professional services agreement between us and DISH Network. See "Related Party Transactions with DISH Network—Professional Services Agreement" and "Related Party Transactions with DISH Network—Management Services Agreement" set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." If, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our profitability may decline. If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively. Although DISH Network has no obligation to provide us services after expiration of the management services agreement and the professional services agreement, we anticipate continuing to receive services from DISH Network following the initial terms of these agreements, and may enter into subsequent similar agreements if we determine that it is beneficial for us to do so.

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

We and our suppliers may not be able to keep pace with technological developments. If we fail to timely obtain such technologies from our suppliers or introduce products and services with superior technologies, if the new technologies developed by us or our partners fail to achieve sustained acceptance in the marketplace or become obsolete, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, we could suffer a material adverse effect on our future competitive position that could in turn decrease our revenues and earnings. Further, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.

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

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other executives. Certain of these executives will also continue to devote significant time to their employment at DISH Network. The loss of Mr. Ergen or of certain other key executives or the ability of these certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives will have certain agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.

Risks Affecting Our "Digital Set-Top Box" Business

We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

Our historical revenues consist primarily of sales of our digital set-top boxes. In addition, we currently derive, and expect to continue to derive in the near term, nearly all of our revenue from sales of our digital set-top boxes to DISH Network and Bell TV. If the weak economic conditions persist, demand for digital set-top boxes from our two significant customers could decrease and, consequently, our revenue and profitability could be adversely affected.

Furthermore, continued market acceptance of our digital set-top boxes is critical to our future success. If we are not able to expand sales of our digital set-top boxes to other providers of digital television, including cable operators, which is harder to accomplish in weak economic conditions, and as a result of many potential customers perceiving us as a competitor due to our affiliation with DISH Network, our growth prospects will be limited, and our revenues will be substantially impacted if sales of our digital set-top boxes to providers of satellite-delivered digital television decline.

Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters and IPTV.

Our existing customers are direct-to-home satellite video providers, which compete with cable television operators and terrestrial broadcasters for the same pool of viewers. As technologies develop, other means of delivering information and entertainment to television viewers are evolving. For example, some telecommunications companies, such as AT&T and Verizon Communications, are seeking to compete with terrestrial broadcasters, cable television network operators and direct-to-home satellite services by offering IPTV, which allows telecommunications companies to stream television programs through telephone lines or fiber optic lines. These telecommunications companies are upgrading their older copper wire telephone lines with high-bandwidth fiber optic lines in larger markets. These fiber lines provide significantly greater capacity, enabling the telecommunications companies to offer substantial HD programming content. In addition, cable operators are increasingly offering on-demand television services to compete against the programming packages offered by direct-to-home satellite video providers. To the extent that the terrestrial broadcasters, telecommunications companies and cable television network operators compete successfully against direct-to-home satellite services for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected. As a result, demand for our satellite television digital set-top boxes could decline and we may not be able to sustain our current revenue levels.

Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

Our products were initially designed for, and have been deployed mostly by, providers of satellite-delivered digital television. To date, we have not made any significant sales of our digital set-top boxes to cable operators. In addition, the cable set-top box market is highly competitive and we expect competition to intensify in the future. In particular, we believe that most cable set-top boxes are sold by a small number of well entrenched competitors who have long-standing relationships with cable operators. This competition, and our perception by many potential customers as a competitor due to our affiliation with DISH Network, may make it more difficult for us to sell cable set-top boxes, and may result in pricing pressure, low profit margins, high sales and marketing expenses and limited market share, any of which could, to a certain extent, adversely affect our business, operating results and financial condition.

We may be exposed to the risk of inflation or stable component pricing which could have a material adverse effect on our results of operations.

The substantial majority of our revenues are derived from the sale of digital set-top boxes. A significant portion of the production costs of digital set-top boxes relate to the purchase of electronic components, the costs of which have historically fallen over time. To the extent that component pricing does not decline or is impacted by inflation, we may not be able to pass on the impact of increasing raw materials prices or labor and other costs, to our customers, and we may not be able to operate profitably. For example, we entered into a digital set-top box contract extension with Bell TV under which we supply digital set-top boxes to Bell TV at fixed prices over the duration of the contract. Under this fixed-price arrangement, we bear any risk of inflation because we are not able to pass any increase in our component pricing on to Bell TV.

The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set top boxes to DISH Network and increased pricing pressure on our average selling prices, including sales to BellTV as a result of our contract extension with BellTV. Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our financial position and results of operations.

Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

Our commercial success in selling our digital set-top boxes to cable television operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes. In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the cable television operator with its set-top boxes. We cannot assure you that we will able to obtain required licenses on commercially favorable terms, if at all. If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable television operators. Our failure to obtain a license to use the conditional access systems that we may require to develop or commercialize our digital set-top boxes with cable television operators in turn, would harm our ability to grow our customer base and revenue.

Growth in our "Digital Set-Top Box" business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

We believe that to grow our digital set-top box revenue and business and to build a large customer base, we must increase sales of our digital set-top boxes in international markets. We have had limited success in selling our digital set-top boxes internationally. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new relationships with cable operators and other providers of digital television in international markets. In addition, we may be subject to greater risks than our competitors as a result of such international expansion. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our products or services, or by political and economic instability in the countries in which we provide service. If we ever need to pursue legal remedies against our customers or our business partners located outside of the United States, it may be difficult for us to enforce our rights against them. Furthermore, we may be subject to currency risks with respect to payments from our international customers and our international customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

If we do not succeed in our efforts to sell to these target markets and customers and deal with these challenges in our international operations, the size of our total addressable market may be limited. This, in turn, would harm our ability to grow our customer base and revenue.

The digital set-top box business is extremely competitive.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the United States for many years. These competitors include companies such as Motorola, Cisco Systems, which owns Scientific Atlanta, Pace and Technicolor. In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products. We also expect additional competition in the future from new and existing companies who do not currently compete in the market for set-top boxes. As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business. We also face competition from set-top boxes that have been internally developed by digital video providers. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.

The set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing. We expect to face additional competition from companies, principally located in Asia, which offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in increased pricing pressure in the market. If market prices are substantially reduced by such new entrants, our business, financial condition or results of operations could be materially adversely affected. In particular, it may be difficult for us to make profitable sales in international markets where these new competitors are present and in which we have not previously made sales of set-top boxes.

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

Our digital set-top boxes are highly complex and can have defects in design, manufacture or associated software. Set-top boxes often contain "bugs" that can unexpectedly interfere with their operation.

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

However, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings. If our customers are unable to develop and effectively market compelling reasons for their subscribers to continue to purchase our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenues. This risk is exacerbated by the weak economic conditions under which consumers become more cost-sensitive in their discretionary spending.

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

The weak economic conditions may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our future growth depends on growing demand for HDTV.

Future demand for our digital set-top boxes will depend significantly on the growing demand for high definition television, or HDTV. The effective delivery of HDTV will depend on digital television operators developing and building infrastructure to provide wide-spread HDTV programming. If the deployment of or demand for HDTV, is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

Risks Affecting Our "Satellite Services" Business

We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

In our "Satellite Services" business, we compete against larger, well-established satellite service companies, such as Intelsat, SES Americom and Telesat Holdings. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high switching costs for customers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance. Our "Satellite Services" business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite manufacturers' errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

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

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite's functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of the satellites.

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

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Construction and launch delays could materially and adversely affect our ability to generate revenues. If we decide not to procure launch insurance, or we decide to procure launch insurance but we are unable to do so or are unable to obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities. In addition, the occurrence of launch failures whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

Our "Satellite Services" business is subject to risks of adverse government regulation.

Our "Satellite Services" business is subject to varying degrees of regulation in the United States by the FCC, and other entities, and in foreign countries by similar entities. These regulations are subject to the political process and have been in constant flux over the past decade. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in programming companies. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our customers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used or the availability of replacement spectrum. In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, Space Systems/Loral and Thales Alenia Space. There are also a limited number of launch service providers able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company, which has launched several of our satellites and is currently in bankruptcy. The loss of any of our manufacturers or launch service providers could result in the delay of the design, construction or launch of our satellites. Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

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

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

  •
  Cross officerships, directorships and stock ownership.  We continue to have significant overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. Certain of our executive officers and directors, including Charles W. Ergen, our Chairman, also serve as executive officers of DISH Network. Three of these individuals provide us services pursuant to a management services agreement we entered into with DISH Network. Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Mr. Ergen, who serves as the Chairman of DISH Network and us. The executive officers and the members of our Board of Directors who overlap with DISH Network have fiduciary duties to DISH Network's shareholders. Pursuant to the management services agreement, three of these officers are paid by DISH Network even if their duties include work for EchoStar. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 51.2% of the total equity and controls approximately 83.5% of the voting power of DISH Network. Mr. Ergen's beneficial ownership of DISH Network excludes 22,023,267 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 10.0% of the total equity securities and possess approximately 8.5% of the total voting power of DISH Network. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

  •
  Intercompany agreements related to the Spin-off.  We entered into agreements with DISH Network pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we pay DISH Network an amount equal to DISH Network's cost plus a fixed margin. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses. We also entered into certain commercial agreements with DISH Network pursuant to which we are, among other things, obligated to sell at specified prices, digital set-top boxes and related equipment to DISH Network. The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm's length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network do not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

  •
  Future intercompany transactions.  In the future, DISH Network or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of the directors on our board who are not also directors on the DISH Network board or a committee of such directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm's length negotiations.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

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

  •
  a provision that authorizes the issuance of "blank check" preferred stock, which could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

  •
  a provision limiting who may call special meetings of shareholders; and

  •
  a provision establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

In addition, pursuant to our certificate of incorporation we have a significant amount of authorized and unissued stock that would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

We are controlled by one principal shareholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 46.3% of our total equity securities and possesses approximately 61.2% of the total voting power. Mr. Ergen's beneficial ownership of us excludes 16,276,214 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 32.1% of our total equity securities and possess approximately 31.7% of our total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our shareholders. As a result of Mr. Ergen's voting power, we are a "controlled company" as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen also beneficially owns approximately 51.2% of the total equity and 83.5% of the total voting power of DISH Network and continues to be the Chairman, President and Chief Executive Officer of DISH Network, which directly and through its subsidiaries continues to be our largest customer, accounting for a substantial majority of our revenues. Mr. Ergen's beneficial ownership of DISH Network excludes 22,023,267 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 10.0% of the total equity securities and possess approximately 8.5% of the total voting power of DISH Network.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.    UNRESOLVED STAFF COMMENTS

None

Item 2.    PROPERTIES

The following table sets forth certain information concerning our principal properties related to our "Digital Set-Top Box" business ("STB") and our "Satellite Services" business ("SS"). We operate various facilities in the United States and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. We own or lease capacity on ten satellites which are used in our Satellite Services business.

Description/Use/Location	Segment(s) Using Property	Owned	Leased
Corporate headquarters and administrative offices, Englewood, Colorado	STB/SS	X
Engineering offices and service center, Englewood, Colorado	STB/SS	X
Engineering offices, Englewood, Colorado	STB	X
EchoStar Data Networks engineering offices, Atlanta, Georgia	STB		X
Digital broadcast operations center, Cheyenne, Wyoming	STB/SS	X
Digital broadcast operations center, Gilbert, Arizona	STB/SS	X
Regional digital broadcast operations center, Monee, Illinois	STB/SS	X
Regional digital broadcast operations center, New Braunfels, Texas	STB/SS	X
Regional digital broadcast operations center, Quicksburg, Virginia	STB/SS	X
Regional digital broadcast operations center, Spokane, Washington	STB/SS	X
Regional digital broadcast operations center, Orange, New Jersey	STB/SS	X
Micro digital broadcast operations center, Atlanta, Georgia	STB		X
Micro digital broadcast operations center, St. Louis, Missouri	STB		X
Micro digital broadcast operations center, Jackson, Mississippi	STB		X
Spacecraft autotrack operations center, Baker, Montana	SS		X
Spacecraft autotrack operations center, Black Hawk, South Dakota	SS	X
Engineering offices and warehouse, Almelo, The Netherlands	STB	X
Engineering offices, Steeton, England	STB	X
Sling corporate headquarters and data center, San Francisco, California	STB		X
Sling sales and engineering office, New York, New York	STB		X
Sling Engineering office, India	STB		X
Engineering office, Ukraine	STB		X

We lease portions of certain of our owned facilities to DISH Network. See "Related Party Transactions with DISH Network—Real Estate Lease Agreements" set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions." Also, see further discussion under "Item 1. Business—"Satellite Services" Business—Our Customers" in this Annual Report on Form 10-K.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. ("Broadcast Innovation") filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the judge issued an order finding the '066 patent invalid. Also in 2004, the District Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the '094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Federal Circuit Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. During January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment to DirecTV, and dismissed the action with prejudice. We are evaluating the impact of the Federal Circuit's decision.

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

During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the '717 patent), which relates to satellite reception. In December 2009, we and DISH Network settled the Texas and Florida actions with Global on terms and conditions that did not have a material impact on our results of operations.

Guardian Media

During 2008, Guardian Media Technologies LTD ("Guardian") filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.

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

In December 2009, we and DISH Network reached a settlement with MPT that did not have a material impact on our results of operations. DISH Network has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for all of the settlement relating to the period prior to the Spin-off and a portion of the settlement relating to the period after the Spin-off. We have agreed that our contribution towards the settlement shall not be applied against our aggregate liability cap under that certain Receiver Agreement entered into in connection with the

Spin-off dated December 31, 2007 between EchoSphere L.L.C., a subsidiary of DISH Network, and EchoStar Technologies L.L.C., a subsidiary of us.

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. ("Nazomi") filed suit against Sling Media, Inc, a subsidiary of ours, and several other defendants, in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 ("the '362 patent") and United States Patent No. 7,225,436 ("the '436 patent"). The '362 patent and the '436 patent relate to Java hardware acceleration. The suit alleges that the Slingbox-Pro-HD product infringes the '362 patent and the '436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the '636 patent). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. In July 2009, the

Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

In June 2009, the United States District Court granted Tivo's motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was "non-infringing," the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order.

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

On August 3, 2009, the Patent and Trademark Office (the "PTO") issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the'389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO's conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO's conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo's patent.

On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network's appeal of the underlying June 2, 2009 contempt order). The District Court also awarded Tivo its attorneys' fees incurred during the contempt proceedings. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amount to $6 million.

In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for "beta" testing.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information.    Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol "SATS." The high and low closing sale prices of our Class A common stock during 2009 and 2008 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2009	High	Low
First Quarter	$16.64	$13.13
Second Quarter	17.46	14.54
Third Quarter	19.77	14.66
Fourth Quarter	20.94	17.85

2008	High	Low
First Quarter	$40.16	$28.27
Second Quarter	38.09	28.29
Third Quarter	33.88	24.10
Fourth Quarter	23.67	13.04

As of February 12, 2010, there were approximately 11,081 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 12, 2010, 31,410,825 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 16,276,214 were held in a trust for members of Mr. Ergen's family. There is currently no trading market for our Class B common stock.

Dividends.    We currently do not intend to declare dividends on our common stock. Payment of any future dividends will depend upon our earnings, capital requirements and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time. See further discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.    See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding repurchases of our Class A common stock from October 1, 2009 through December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
October 1 - October 31, 2009	—	$—	—	$440,619
November 1 - November 2, 2009	945	$18.01	945	$440,602
November 3, 2009 - November 30, 2009(a)	—	$—	—	$500,000
December 1 - December 31, 2009		$—	—	$500,000

Total	945		945	$500,000

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

Item 6.    SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2009 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Certain prior period amounts have been reclassified to conform to the current period presentation.

Within this report, we have included both "combined" financial statements prior to the Spin-off and "consolidated" financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as "consolidated."

After Spin-off—Principles of Consolidation.    The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the "Digital Set-Top Box" business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Prior to Spin-off—Principles of Combination.    The financial statements in this Annual Report on Form 10-K for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the "Digital Set-Top Box" business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.

The financial data for the three years ended December 31, 2007 has been derived from our audited financial statements for the corresponding periods. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2009, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.

	For the Years Ended December 31,
Statements of Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Revenue	$1,903,559	$2,150,520	$1,544,065	$1,525,320	$1,513,691
Total costs and expenses	1,898,667	2,791,114	1,630,444	1,562,767	1,546,755

Operating income (loss)	$4,892	$(640,594)	$(86,379)	$(37,447)	$(33,064)

Net income (loss)	$364,704	$(958,188)	$(85,300)	$(34,162)	$(44,940)

Basic and diluted net income (loss)	$364,704	$(958,188)	$(85,300)	$(34,162)	$(44,940)
Basic weighted-average common shares outstanding	85,765	89,324	89,712 (1)	89,712 (1)	89,712 (1)
Diluted weighted-average common shares outstanding	86,059	89,324	89,712 (1)	89,712 (1)	89,712 (1)
Basic net income (loss) per share	$4.25	$(10.73)	$(0.95)	$(0.38)	$(0.50)
Diluted net income (loss) per share	$4.24	$(10.73)	$(0.95)	$(0.38)	$(0.50)

(1)
For all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

	As of December 31,
Balance Sheet Data:	2009	2008	2007	2006	2005
	(In thousands)
Cash, cash equivalents and current marketable securities	$829,162	$828,661	$532,267	$323,576	$106,109
Total assets	$3,468,068	$2,889,799	$1,260,910	$517,821	$229,392
Capital lease obligations, mortgages and other notes payable, including current portion	$446,369	$346,439	$3,709	$—	$495
Total stockholders' equity (deficit)	$2,664,850	$2,211,586	$1,207,518	$502,283	$217,132

	For the Years Ended December 31,
Cash Flow Data:	2009	2008	2007	2006	2005
	(In thousands)
Net cash flows from:
Operating activities	$196,276	$118,048	$(88,109)	$(36,374)	$(14,193)
Investing activities	$(114,278)	$(569,742)	$(500,767)	$(54,781)	$(16,700)
Financing activities	$(83,135)	$435,079	$600,337	$104,534	$39,782

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report. This management's discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Overview

Effective January 1, 2008, DISH Network completed its distribution to us (the "Spin-off") of its set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. We currently operate two primary business units: (i) our "Digital Set-Top Box" business, and (ii) our "Satellite Services" business.

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

During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $74 million has been satisfied in the form of cash, equipment and services, leaving $38 million remaining under this commitment. Of the remaining commitment, approximately $19 million is expected to be paid in cash and the remaining

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

amounts may be satisfied in the form of certain services or equipment. During the year ended December 31, 2009, we sold $36 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture, to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the entity. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. We have provided $18 million of cash, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of December 31, 2009, no amounts have been drawn on the line of credit.

Dependence on DISH Network.    We currently depend on DISH Network for a substantial portion of the revenue for our "Digital Set-Top Box" business and we expect for the foreseeable future that DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network's satellite pay-TV business. In addition, while we expect to sell equipment to other customers, the number of potential new customers for our "Digital Set-Top Box" business is small and may be limited by our common ownership and related management with DISH Network, our current customer concentration is likely to continue for the foreseeable future.

Changes in DISH Network subscriber growth could have a material adverse affect on our digital set-top box sales. In particular, factors that have an adverse affect on DISH Network may have an adverse impact on us. To the extent that DISH Network subscriber growth decreases as a result of weak economic conditions in the United States or otherwise, sales of our digital set-top boxes to DISH Network may decline.

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

We may experience significant pressure on margins we earn on the sale of digital set-top boxes and other equipment, including on sales to DISH Network. This pressure may be due to economic conditions, advancements in the technology and functionality of digital set-top boxes and other equipment. The margins we earn on sales are determined largely through periodic negotiations that could result in pricing reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers' current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.

Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us. Many of these customers may continue to view us as a competitor as a result of common ownership and related management with DISH Network. If we do not develop relationships with new customers, we may not

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The economic downturn and tightened credit markets may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes. The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our "Digital Set-Top Box" business. Our ability to reduce production costs could be impacted by the economic conditions which could cause inflated pricing as a result of a shortage of available parts.

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

The American Recovery and Reinvestment Act of 2009 ("ARRA") has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

("RUS") for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration ("NTIA") of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas. Our proposals for broadband stimulus funds in the first round of funding were not granted. The agencies have announced a second round of funding that will total several billion dollars. This will include a set-aside of as least $100 million for satellite projects. We are currently evaluating whether to submit second round applications for funding and we cannot be sure if any such applications will be granted, or that they will be granted on acceptable terms. If any of our applications are granted and we accept the terms of such grant(s), we may become subject to certain regulations promulgated by the agencies.

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

During September 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite. Pursuant to this agreement, DISH Network will receive service from us on all 32 of the DBS transponders covered by our satellite service agreement with Telesat. DISH Network began receiving service on 16 of these DBS transponders upon service commencement of the satellite on October 10, 2009 and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012.

During November 2008, we entered into a ten-year satellite service agreement with DISH Network for capacity on the QuetzSat-1 satellite. QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location. Pursuant to this agreement, DISH Network will receive service from us on 24 of the 32 DBS transponders covered by our satellite service agreement with SES Latin America S.A. ("SES").

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

Additional Challenges for our "Satellite Services" Business.    Our ability to expand revenues in the "Satellite Services" business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with customers. As a result, to grow our "Satellite Services" business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services. In addition, as our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

However, there can be no assurance that we would be able to develop successful alternative services or the sales and marketing expertise necessary to sell such services profitably.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adverse Economic Conditions

Our ability to grow or maintain our business may be adversely affected by weak global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate. Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, current dislocations in the credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

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

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. In addition, we will receive $103 million during the first quarter 2010 from DISH Network for the assignment of a launch contract. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court's ruling on Tivo's motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court's contempt order is upheld is likely to be significant.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Risks

Our profitability is affected by our marketable investment securities which are accounted for at fair value. These securities had a fair value of $434 million and $108 million as of December 31, 2009 and 2008, respectively. The fluctuations in fair value of these investments are recorded in "Unrealized gains (losses) on investments accounted for at fair value, net" on our Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the year ended December 31, 2009, we recorded a $313 million gain on these investments compared to a $318 million loss for the same period in 2008. These investments are highly speculative and have experienced and continue to experience significant volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

Our profitability is also affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses. As we expand internationally, we may also incur additional costs to conform our digital set-top boxes to comply with local laws or local specifications and to ship our digital set-top boxes to our international customers.

2008 Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets

For the year ended December 31, 2009, following periodic assessments of the carrying value of our tangible and intangible assets, we recorded no impairments.

For the year ended December 31, 2008, following periodic assessments of the carrying value of our tangible and intangible assets, we recorded impairments of our AMC-14, AMC-15, AMC-16 and

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CMBStar satellites, certain FCC licenses and the fair value of goodwill carried in our "Digital Set-Top Box" business, detailed below.

Satellites

AMC-14 Casualty Loss.    During 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during 2008 and were attributed to our "Satellite Services" segment.

AMC-15 and AMC-16 Impairments.    In connection with the Spin-off, we assumed satellite lease agreements for AMC-15 and AMC-16, two in-orbit satellites with substantial unused satellite capacity. These assets are part of our "Satellite Services" business. These satellites had substantial unused capacity, our initial business plan contemplated that we would generate cash inflows sufficient to support their carrying values. However, due to fewer opportunities for profitable alternative uses of the satellite capacity and lower demand for satellite services due to the weak economy, we determined that an impairment triggering event had occurred. Based on the results of our 2008 impairment analysis, we recorded impairment charges of aggregating $218 million with respect to these satellites, although we continue to explore opportunities to generate revenues from these assets.

CMBStar Impairment.    In connection with the Spin-off, DISH Network contributed to us a satellite under construction, CMBStar. In April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. During the second and third quarters of 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse change in the business climate and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis which determined that the undiscounted cash flows would not recover the carrying amount of this satellite. Based on the results of our impairment analysis, we recorded an impairment charge of $85 million with respect to CMBStar. We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and shifting its proposed orbital location in a manner that would be more cost effective than designing and constructing a new satellite.

Digital Set-Top Business Goodwill Impairment.    In 2008, the estimated fair value of our reporting units was based on discounted cash flow models derived from internal forecasts. Goodwill carried in our "Digital Set-Top Box" business, primarily related to our 2007 acquisition of Sling Media. Assessment of goodwill requires that we consider, among other factors, the fair value of our net assets as compared to our current equity market capitalization. In the fourth quarter 2008, our stock price was negatively impacted by, among other things, the deteriorating macroeconomic environment and market liquidity and our common stock traded at a discount to our book value, which was an indication of a possible goodwill impairment. As a result of our impairment analysis, we recorded a goodwill impairment charge of $247 million. Notwithstanding the goodwill impairment, we continue to capitalize on the Sling's "placeshifting" technology that allows consumers to watch and control their Pay TV content via a broadband internet connection.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Basis of Presentation

Within this report, we have included both "combined" financial statements prior to the Spin-off and "consolidated" financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as "consolidated."

After Spin-off—Principles of Consolidation.    The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the "Digital Set-Top Box" business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Prior to Spin-off—Principles of Combination.    The financial statements in this Annual Report on Form 10-K for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the "Digital Set-Top Box" business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.

Our historical statements of operations include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology. In certain cases, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to us by DISH Network were allocated to us based on the relative percentages, as compared to DISH Network's other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to transition services agreements we entered into with DISH Network prior to the Spin-off, DISH Network has continued to provide us with certain of these services at prices agreed upon by DISH Network and us for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network's cost, which is believed to be fair value pricing.

Acquisition of Sling Media, Inc.    Our financial statements reflect the financial position, results of operations and cash flows of Sling Media, Inc. ("Sling Media") from the acquisition date of October 19, 2007.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

Equipment revenue—other.    "Equipment revenue—other" primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other international and domestic customers, including sales of Slingboxes and related hardware products.

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

Cost of sales—equipment.    "Cost of sales—equipment" principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other international and domestic customers, including costs associated with Slingboxes and related hardware products.

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

Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments"

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

	For the Years Ended December 31,		Variance
	2009	2008	Amount	%
	(In thousands)
Revenue:
Equipment revenue—DISH Network	$1,174,763	$1,491,556	$(316,793)	(21.2)
Equipment revenue—other	302,787	246,655	56,132	22.8
Services and other revenue—DISH Network	373,226	367,890	5,336	1.5
Services and other revenue—other	52,783	44,419	8,364	18.8

Total revenue	1,903,559	2,150,520	(246,961)	(11.5)

Costs and Expenses:
Cost of sales—equipment	1,267,172	1,494,641	(227,469)	(15.2)
% of Total equipment revenue	85.8%	86.0%
Cost of sales—services and other	203,123	220,817	(17,694)	(8.0)
% of Total services and other revenue	47.7%	53.6%
Research and development expenses	44,009	34,901	9,108	26.1
% of Total revenue	2.3%	1.6%
Selling, general and administrative expenses	140,234	163,813	(23,579)	(14.4)
% of Total revenue	7.4%	7.6%
Depreciation and amortization	244,129	264,197	(20,068)	(7.6)
Impairments of goodwill, indefinite-lived and long-lived assets	—	612,745	(612,745)	(100.0)

Total costs and expenses	1,898,667	2,791,114	(892,447)	(32.0)

Operating income (loss)	4,892	(640,594)	645,486	NM

Other Income (Expense):
Interest income	26,441	34,694	(8,253)	(23.8)
Interest expense, net of amounts capitalized	(32,315)	(31,909)	(406)	(1.3)
Unrealized and realized gains (losses) on marketable investment securities and other investments	119,461	(89,795)	209,256	NM
Unrealized gains (losses) on investments accounted for at fair value, net	313,000	(317,994)	630,994	NM
Other, net	(6,120)	(9,270)	3,150	34.0

Total other income (expense)	420,467	(414,274)	834,741	NM

Income (loss) before income taxes	425,359	(1,054,868)	1,480,227	NM
Income tax (provision) benefit, net	(60,655)	96,680	(157,335)	NM
Effective tax rate	14.3%	9.2%

Net income (loss)	$364,704	$(958,188)	$1,322,892	NM

Other Data:
EBITDA	$675,362	$(793,456)	$1,468,818	NM

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $1.175 billion during the year ended December 31, 2009, a decrease of $317 million or 21.2% compared to the same period in 2008. This change related primarily to a decrease in unit sales of set-top boxes, a decline in average revenue per unit and, to a lesser extent, a decrease in accessory sales. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts. This contract change reduced our set-top box costs for 2009 and 2008, which resulted in a corresponding reduction in revenue of $40 million. Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

In the near term, we expect DISH Network to remain the primary customer of our "Digital Set-Top Box" business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network through January 1, 2011, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. In addition, if DISH Network's subscriber growth declines, it may have a material adverse effect on our financial position and results of operations.

Equipment revenue—other.    "Equipment revenue—other" totaled $303 million during the year ended December 31, 2009, an increase of $56 million or 22.8% compared to the same period in 2008. This change resulted primarily from sales of $36 million to Dish Mexico, and a $20 million increase in sales to Bell TV. Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same period in 2008 due to a change in sales mix and as a result of the early 2009 amendment to our agreement with Bell TV, discussed below. The sales to Dish Mexico were in addition to the original commitment associated with our investment in Dish Mexico.

A substantial majority of our international revenue during the year ended December 31, 2009 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" totaled $373 million during the year ended December 31, 2009, an increase of $5 million or 1.5% compared to the same period in 2008. The change was driven primarily by an increase in uplink services provided to DISH Network related to support for new satellites and new services like HD programming, partially offset by a decrease in transponder leasing and other services provided to DISH Network.

During October 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite. Pursuant to this agreement, DISH Network will receive service from us on all 32 of the DBS transponders covered by our transponder contract with Telesat. DISH Network began receiving service on 16 of these DBS transponders upon service commencement of the satellite on October 10, 2009 and will receive service on the remaining 16 DBS transponders over a phase-in period that will be completed in 2012.

Services and other revenue—other.    "Services and other revenue—other" totaled $53 million during the year ended December 31, 2009, an increase of $8 million or 18.8% compared to the same period in 2008. The change was driven primarily by an increase in transponder leasing provided to customers other than DISH Network.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of sales—equipment.    "Cost of sales—equipment" totaled $1.267 billion during the year ended December 31, 2009, a decrease of $227 million or 15.2% compared to the same period in 2008. This change primarily resulted from a decrease in sales to DISH Network, partially offset by sales to Dish Mexico and an increase in sales to Bell TV. "Cost of sales—equipment" represented 85.8% and 86.0% of total equipment sales during the year ended December 31, 2009 and 2008, respectively.

Cost of sales—services and other.    "Cost of sales—services and other" totaled $203 million during the year ended December 31, 2009, a decrease of $18 million or 8.0% compared to the same period in 2008. This change primarily resulted from a decrease in costs associated with fiber backhaul and a decline in other services provided to DISH Network. "Cost of sales—services and other" represented 47.7% and 53.6% of total "Services and other revenue" during the year ended December 31, 2009 and 2008, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing and uplink services revenue with relatively low variable costs.

Research and development expenses. "Research and development expenses" totaled $44 million during the year ended December 31, 2009, an increase of $9 million or 26.1% compared to the same period in 2008. This increase was related to the development of set-top box products for domestic and international cable, direct-to-home and IPTV customers, including the development and integration of Slingbox placeshifting technology into existing and future products.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $140 million during the year ended December 31, 2009, a decrease of $24 million or 14.4% compared to the same period in 2008. This decrease was primarily attributable to a reduction of our marketing and advertising expenses for Slingboxes and related hardware products and the collection of previously reserved receivables. "Selling, general and administrative expenses" represented 7.4% and 7.6% of "Total revenue" during the year ended December 31, 2009 and 2008, respectively. The decrease in the ratio of the expenses to "Total revenue" was primarily attributable to the decrease in "Total revenue" relative to the decrease in expense, previously discussed.

Depreciation and amortization.    "Depreciation and amortization" expense totaled $244 million during the year ended December 31, 2009, a $20 million or 7.6% decrease compared to the same period in 2008. The decrease in "Depreciation and amortization" expense was primarily due to less depreciation expense on AMC-15 and AMC-16, which we impaired in 2008 by a combined amount of $218 million. This decrease was partially offset by an increase in depreciation expense mainly associated with uplink equipment placed in service during 2009.

Impairments of goodwill, indefinite-lived and long-lived assets.    "Impairments of goodwill, indefinite-lived and long-lived assets" totaled $613 million during the year ended December 31, 2008 and resulted from impairments of goodwill, satellites, and FCC authorizations.

Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments" totaled a net gain of $119 million during the year ended December 31, 2009, a $209 million increase compared to the same period in 2008. This change was attributable to an increase in net gains of $42 million on the sale and exchange of marketable and non-marketable investment securities and a decline of $167 million in impairments on our marketable and other investment securities during the year ended December 31, 2009 compared to the same period in 2008.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Unrealized gains (losses) on investments accounted for at fair value, net.    "Unrealized gains (losses) on investments accounted for at fair value, net" totaled a net gain of $313 million during the year ended December 31, 2009, a $631 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $675 million during the year ended December 31, 2009, an increase of $1.469 billion compared to the same period in 2008. EBITDA for the year ended December 31, 2009 was positively impacted by changes in "Unrealized and realized gains (losses) on marketable investment securities and other investments" of $209 million and "Unrealized gains (losses) on investments accounted for at fair value, net" of $631 million and "Impairments of goodwill, indefinite-lived and long-lived assets" of $613 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2009	2008
	(In thousands)
EBITDA	$675,362	$(793,456)
Less:
Interest expense, net	5,874	(2,785)
Income tax provision, net	60,655	(96,680)
Depreciation and amortization	244,129	264,197

Net income (loss)	$364,704	$(958,188)

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

Income tax (provision) benefit, net.    During the year ended December 31, 2009, we recorded an income tax provision totaling $61 million, an increase of $157 million compared to the same period in 2008. This change resulted primarily from the increase in "Income (loss) before income taxes," partially offset by the increase in our effective tax rate. During the year ended December 31, 2009, our effective tax rate was positively impacted by the release of $105 million of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature. During the year ended December 31, 2008 our effective tax rate was negatively impacted by the establishment of a $178 million valuation allowance on the deferred tax assets related to unrealized losses on marketable investment securities accounted for at fair value and the impairment of certain marketable and non-marketable investment securities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income (loss).    Our net income was $365 million during the year ended December 31, 2009, an increase of $1.323 billion compared to the same period in 2008. This increase was primarily attributable to the changes in revenue and expenses discussed above.

The December 31, 2008 financial statements were revised to reflect an immaterial adjustment. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

	For the Years Ended December 31,		Variance
	2008	2007	Amount	%
	(In thousands)
Revenue:
Equipment revenue—DISH Network	$1,491,556	$1,280,296	$211,260	16.5
Equipment revenue—other	246,655	247,213	(558)	(0.2)
Services and other revenue—DISH Network	367,890	13,677	354,213	NM
Services and other revenue—other	44,419	2,879	41,540	NM

Total revenue	2,150,520	1,544,065	606,455	39.3

Costs and Expenses:
Cost of sales—equipment	1,494,641	1,437,712	56,929	4.0
% of Total equipment revenue	86.0%	94.1%
Cost of sales—services and other	220,817	16,272	204,545	NM
% of Total services and other revenue	53.6%	98.3%
Research and development expenses	34,901	66,320	(31,419)	(47.4)
% of Total revenue	1.6%	4.3%
Selling, general and administrative expenses	163,813	100,435	63,378	63.1
% of Total revenue	7.6%	6.5%
Depreciation and amortization	264,197	9,705	254,492	NM
Impairments of goodwill, indefinite-lived and long-lived assets	612,745	—	612,745	NM

Total costs and expenses	2,791,114	1,630,444	1,160,670	71.2

Operating income (loss)	(640,594)	(86,379)	(554,215)	NM

Other Income (Expense):
Interest income	34,694	10,459	24,235	NM
Interest expense, net of amounts capitalized	(31,909)	(796)	(31,113)	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	(89,795)	3,071	(92,866)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	(317,994)	—	(317,994)	NM
Other, net	(9,270)	(9,550)	280	2.9

Total other income (expense)	(414,274)	3,184	(417,458)	NM

Income (loss) before income taxes	(1,054,868)	(83,195)	(971,673)	NM
Income tax (provision) benefit, net	96,680	(2,105)	98,785	NM
Effective tax rate	9.2%	2.5%

Net income (loss)	$(958,188)	$(85,300)	$(872,888)	NM

Other Data:
EBITDA	$(793,456)	$(83,153)	$(710,303)	NM

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $1.492 billion during the year ended December 31, 2008, an increase of $211 million or 16.5% compared to the same period in 2007. This change resulted primarily from an increase in the margins earned on the sale of

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Equipment revenue—other.    "Equipment revenue—other" totaled $247 million during each of the years ended December 31, 2008 and 2007. In 2008, the increases in sales of digital set-top boxes and related components to Bell TV and in the sales of Slingboxes and related equipment were offset by a decrease in the sales of digital set-top boxes and related components to other international customers.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" totaled $368 million during the year ended December 31, 2008, an increase of $354 million compared to the same period during 2007. This change principally resulted from the sales of services to DISH Network including satellite and transponder leasing, digital broadcast operations, professional fees and other services in connection with the Spin-off.

Services and other revenue—other.    "Services and other revenue—other" totaled $44 million during the year ended December 31, 2008, an increase of $42 million compared to the same period during 2007. This change principally resulted from the increase in satellite and transponder leasing and other services provided to customers other than DISH Network which we started to provide after the Spin-off.

Cost of sales—equipment.    "Cost of sales—equipment" totaled $1.495 billion during the year ended December 31, 2008, an increase of $57 million or 4.0% compared to the same period in 2007. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and Bell TV and an increase in the sales of Slingboxes and related equipment, partially offset by a decrease in the cost of sales to other international customers. "Cost of sales—equipment" represented 86.0% and 94.1% of total equipment sales during the years ended December 31, 2008 and 2007, respectively. Prior to the Spin-off, digital set-top boxes and related components were historically sold to DISH Network at cost. The decrease in the expense to revenue ratio principally resulted from the sale of digital set-top boxes and related components sold to DISH Network at cost plus a fixed margin, offset by a decline in margins on sales of digital set-top boxes and related components to Bell TV during the year ended December 31, 2008.

Cost of sales—services and other.    "Cost of sales—services and other" totaled $221 million during the year ended December 31, 2008, an increase of $205 million compared to the same period in 2007. This increase principally resulted from the costs associated with digital broadcast operations and professional services primarily provided to DISH Network in connection with the Spin-off. "Satellite services, digital broadcast operations and other cost of sales" represented 53.6% and 98.3% of total "Satellite services, digital broadcast operations and other revenue" during the years ended December 31, 2008 and 2007, respectively. The decrease in this expense to revenue ratio principally resulted from the introduction of DISH Network sales with margins which did not exist in the prior year. The majority of the costs associated with our satellites utilized in our "Satellite Services" business are included in "Depreciation and amortization" expense discussed below.

Research and development expenses.    "Research and development expenses" totaled $35 million during the year ended December 31, 2008, a decrease of $31 million or 47.4% compared to the same period in 2007. The 2007 amount includes $22 million of in-process research and development costs associated

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

with the acquisition of Sling Media during 2007. "Research and development expenses" represented 1.6% and 4.3% of "Total revenue" during the years ended December 31, 2008 and 2007, respectively. The decrease in the ratio of those expenses to "Total revenue" was primarily attributable to the decrease in the expenses discussed above.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $164 million during the year ended December 31, 2008, an increase of $63 million or 63.1% compared to the same period in 2007. This increase was attributable to selling costs and certain management and administrative expenses including non-cash, stock-based compensation expense, primarily associated with the acquisition of Sling Media in 2007. In addition, this change resulted from an increase in our allowance for uncollectible accounts in 2008. "Selling, general and administrative expenses" represented 7.6% and 6.5% of "Total revenue" during the years ended December 31, 2008 and 2007, respectively. The increase in the ratio of those expenses to "Total revenue" was primarily attributable to the increase in expenses relative to the growth in revenue, discussed previously.

Depreciation and amortization.    "Depreciation and amortization" expense totaled $264 million during the year ended December 31, 2008, a $254 million increase compared to the same period in 2007. The increase was primarily attributable to expense associated with the contribution of satellites, digital broadcast assets, real estate and other assets by DISH Network to us in connection with the Spin-off.

Impairments of goodwill, indefinite-lived and long-lived assets.    "Impairments of goodwill, indefinite-lived and long-lived assets" of $613 million during the year ended December 31, 2008 resulted from impairments of goodwill, satellites, and FCC authorizations. See Note 8 in the Notes to the Consolidated Financial Statements in Item 15 and "Item 1. Business—Asset Impairments" of this Annual Report on Form 10-K.

Interest income.    "Interest income" totaled $35 million during the year ended December 31, 2008, a $24 million increase compared to the same period in 2007. This increase resulted from the interest earned on cash and marketable investment securities contributed by DISH Network to us in the Spin-off.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $32 million during the year ended December 31, 2008, a $31 million increase compared to the same period in 2007. This change resulted from the interest expense associated with capital leases contributed by DISH Network to us in the Spin-off.

Unrealized and realized gains (losses) on marketable investment securities and other investments.    "Unrealized and realized gains (losses) on marketable investment securities and other investments" totaled a net loss of $90 million during the year ended December 31, 2008, a $93 million increase compared to the same period in 2007. This increase was primarily attributable to the $174 million of other-than-temporary impairments of marketable investment securities and other investments, partially offset by a $68 million gain on the sale of a company which held certain FCC authorizations for a publicly traded stock.

Unrealized gains (losses) on investments accounted for at fair value, net.    "Unrealized gains (losses) on investments accounted for at fair value, net" totaled a net loss of $318 million during the year ended December 31, 2008. This change is attributable to decreases in fair value related to investments accounted for under the fair value method. See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Earnings before interest, taxes, depreciation and amortization.    EBITDA was a negative $793 million during the year ended December 31, 2008, a decrease of $710 million compared to the same period in 2007. EBITDA for the year ended December 31, 2008 was negatively impacted by: (i) the impairment of goodwill, indefinite-lived and long-lived assets of $613 million, (ii) $90 million of unrealized and realized gains (losses) on marketable investment securities and other investments, and (iii) $318 million of unrealized losses on investments accounted for at fair value discussed above. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2008	2007
	(In thousands)
EBITDA	$(793,456)	$(83,153)
Less:
Interest expense, net	(2,785)	(9,663)
Income tax provision, net	(96,680)	2,105
Depreciation and amortization	264,197	9,705

Net income (loss)	$(958,188)	$(85,300)

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

Net income (loss).    Our net loss was $958 million during the year ended December 31, 2008, an increase of $873 million compared to the same period in 2007. This increase was primarily attributable to: (i) the impairment of goodwill, indefinite-lived and long-lived assets of $613 million, (ii) $90 of unrealized and realized gains (losses) on marketable investment securities and other investments, and (iii) $318 million of unrealized losses on investments accounted for at fair value discussed above.

The December 31, 2008 financial statements were revised to reflect an immaterial adjustment. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See "Item 7A.—Quantitative and Qualitative Disclosures about Market Risk" in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities. As of December 31, 2009 and 2008, our cash, cash equivalents and current marketable investment securities totaled $829 million. The cash, cash equivalents and current marketable investment securities activity was primarily related to cash generated from operations of $196 million and net sales of marketable investment securities of $223 million partially offset by capital expenditures of $214 million, purchases of strategic investments of $114 million, the repayment of capital lease obligation, mortgages and other notes payable of $56 million and repurchases of our Class A common stock of $30 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes ("VRDNs"). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis. As of December 31, 2009 and 2008, we held VRDNs with fair values of $399 million and $622 million, respectively.

The following discussion highlights our cash flow activities during the years ended December 31, 2009, 2008, and 2007.

Cash flows from operating activities.    We typically reinvest the cash flow from operating activities in our business. For the year ended December 31, 2009 and 2008, we reported net cash inflows from operating activities of $196 million and $118 million, respectively. For the year ended December 31, 2007, we reported cash outflows from operating activities of $88 million.

The $78 million improvement in net cash inflows from operating activities during the year ended December 31, 2009 compared to the same period in 2008 was primarily attributable to an increase in cash resulting from changes in operating assets and liabilities of $19 million and an increase in net income of $57 million adjusted to exclude non-cash changes in: (i) "Impairments of goodwill, indefinite-lived and long-lived assets" (ii) "Unrealized gains (losses) on investments accounted for at fair value, net," (iii) "Unrealized and realized gains (losses) on marketable investment securities and other investments" (iv) "Depreciation and amortization" expense, and (v) "Deferred tax expense (benefit)."

The $206 million improvement in net cash inflows from operating activities during the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to a $242 million increase in net income, adjusted to exclude non-cash changes in: (i) "Impairments of goodwill, indefinite-lived and long-lived assets," (ii) "Unrealized gains (losses) on investments accounted for at fair value, net," (iii) "Unrealized and realized gains (losses) on marketable investment securities and other investments," (iv) "Depreciation and amortization" expense, and (v) "Deferred tax expense (benefit)."

This increase was partially offset by a decline in cash resulting from changes in operating assets and liabilities of $26 million, including a $276 million increase in net receivables from DISH Network,

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

partially offset by an increase in cash inflows related to changes in accounts payable of $151 million and in accrued expenses of $60 million.

Prior to the Spin-off, our operating cash flows did not necessarily reflect what our operating cash flow would have been as a separate company as our historical operations did not include our "Satellite Services Business" and our equipment sales were provided to DISH Network at cost.

Cash flows from investing activities.    Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures and strategic investments. For the years ended December 31, 2009, 2008 and 2007, we reported net cash outflows from investing activities of $114 million, $570 million and $501 million, respectively.

The decrease in net cash outflows from investing activities from 2008 to 2009 of $455 million primarily resulted from net sales of marketable investment securities of $450 million.

The increase in net cash outflows from investing activities from 2007 to 2008 of $69 million primarily resulted from an increase in net purchases of marketable investment securities, an increase in cash used for purchases of property and equipment, partially offset by a decrease in cash used for the purchases of strategic investments, including the effect of the 2007 acquisition of Sling Media.

Cash flows from financing activities.    Our financing activities generally include cash used for payment of capital lease obligations, mortgages or other notes payable, and repurchases of our Class A common stock. For the year ended December 31, 2009 we reported net cash outflows from financing activities of $83 million. For the years ended December 31, 2008 and 2007 we reported net cash inflows from financing activities of $435 million and $600 million, respectively.

The decline in net cash flow from financing activities from 2008 to 2009 of $518 million principally resulted from the 2008 contribution from DISH Network in connection with the Spin-off of $544 million, partially offset by a decrease in repurchases of common stock during 2009 compared to 2008.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangement

As of December 31, 2009 future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,235	$693	$748	$808	$873	$942	$3,171
Capital lease obligations	439,134	53,513	56,828	62,893	69,461	72,491	123,948
Interest expense on long-term debt and capital lease obligations	218,871	39,502	34,668	29,337	23,442	16,925	74,997
Satellite-related obligations	1,336,936	230,099	195,575	121,322	88,226	84,977	616,737
Operating lease obligations	13,059	6,153	3,899	1,700	847	460	—
Purchase and other obligations	493,512	491,312	2,200	—	—	—	—

Total	$2,508,747	$821,272	$293,918	$216,060	$182,849	$175,795	$818,853

The table above does not include $15 million of liabilities associated with unrecognized tax benefits which were accrued, discussed in Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $74 million has been satisfied in the form of cash, equipment and services, leaving $38 million remaining under this commitment, included in the table captioned "Contractual Obligations and Off-Balance Sheet Arrangements" under "Purchase and other obligations." Of the remaining commitment, approximately $19 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the year ended December 31, 2009, we sold $36 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture, to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the entity. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. We have provided $18 million of cash, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of December 31, 2009, no amounts have been drawn on the line of credit.

In general, we do not engage in off-balance sheet financing activities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Satellite-Related Obligations

Satellites Under Construction.    As of December 31, 2009, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next three years. Future commitments related to these satellites are included in the table above under "Satellite-related obligations."

QuetzSat-1.    During 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.

EchoStar XVI.    During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

Purchase Obligations

Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. On December 21, 2009, we assigned our rights under one of our launch service contracts to DISH Network for $103 million. DISH Network expects to use this launch service for EchoStar XV, which is scheduled to launch in late 2010. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our "Satellite Services" business, or if we decide to purchase one or more additional satellites. Other aspects of our business operations may also require

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

additional capital. We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital. We may also use a significant portion of our existing cash to fund our stock buyback program of up to $500 million of our Class A common stock, all of which remained available as of December 31, 2009.

However, there can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms or at all. Weak economic conditions have made it more difficult for borrowers to access capital markets on acceptable terms or at all, which may significantly constrain our ability to obtain financing to support our business operations. This may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms. In addition, we have no experience as a separate entity in raising capital and we may be unable to raise sufficient additional capital when we need it, on reasonable terms or at all. The instability in the equity markets has made it difficult for us to raise equity financing without incurring substantial dilution of our existing shareholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or joint venture agreements on unattractive terms.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On February 26, 2010, we entered into an agreement pursuant to which we and a Mexican joint venture partner will acquire all of the outstanding share capital of Satélites Mexicanos S.A. de C.V., ("Satmex"), a Mexican satellite operator that operates three satellites and two satellite uplink facilities, delivering video, audio and data services. Under the terms of the agreement, Satmex will be acquired in exchange for approximately $267 million in cash, plus up to $107 million in cash on Satmex's balance sheet at closing, as a result of which total cash of up to $374 million may be available for Satmex's stakeholders. The transaction is conditioned upon a number of conditions such as, among other things, the successful completion of the offer to purchase Satmex's existing senior secured notes, receipt of certain corporate approvals on behalf of the stakeholders of Satmex, certain actions with respect to construction of a replacement satellite for Satmex 5 and completion of an evaluation of the operational capabilities of Satmex's satellites, as well as other closing conditions such as receipt of regulatory approvals.

The American Recovery and Reinvestment Act of 2009 ("ARRA") has allocated $7.2 billion to expand access to broadband services. Of this amount, $2.5 billion is administered by the Rural Utilities Service ("RUS") for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration ("NTIA") of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas. Our proposals for broadband stimulus funds in the first round of funding were not granted. The agencies have announced a second round of funding that will total several billion dollars. This will include a set-aside of at least $100 million for satellite projects. We are currently evaluating whether to submit second round applications for funding and we cannot be sure if any such applications will be granted, or that they will be granted on acceptable terms. If any of our applications are granted and we accept the terms of such grant(s), we may become subject to certain regulations promulgated by the agencies.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  Accounting for investments in private and publicly-traded securities.  We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge in "Unrealized and realized gains (losses) on marketable investment securities and other investments" within "Other Income (Expense)" on our Consolidated Statements of Operations and Comprehensive Income (Loss) when we believe an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  •
  Fair value of financial instruments.  Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Weak economic conditions have resulted in inactive markets for certain of our financial instruments, including "Marketable and other investment securities" on our Consolidated Balance Sheets. For certain of these instruments, there is no or limited observable market data. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available. We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations. For example, as of December 31, 2009, we held $66 million of securities that lack observable market quotes and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $7 million.

    Further, our investments accounted for at fair value are speculative. The changes in the fair value of these investments have historically been volatile. If the fair value of these investments of $434 million as of December 31, 2009 decreased by 50%, for example, we would have recorded a decrease in the reported amount by $217 million in unrealized losses under "Unrealized gains (losses) on investments accounted for at fair value, net" on our Consolidated Statements of Operations and Comprehensive Income (Loss).

  •
  Acquisition of investments in non-marketable investment securities.  We calculate the fair value of our interest in non-marketable investment securities either as consideration given, or for non-cash acquisitions, based on the results of valuation analyses utilizing a discounted cash flow or DCF model. The DCF methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required.

  •
  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. See Note 2 in the Notes to the Consolidated Financial

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Statements in Item 15 of this Annual Report on Form 10-K. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss is recorded in "Impairments of goodwill, indefinite-lived and long-lived assets" on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

  •
  Valuation of goodwill and intangible assets with indefinite lives.  We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. While our impairment tests in 2009 indicated the fair value of our intangible assets were significantly above their carrying amounts, significant changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which would be recorded in "Impairments of goodwill, indefinite-lived and long-lived assets" on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position. A 10% decrease in the estimated future cash flows or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

  •
  Income taxes.  Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Any such valuation allowance is recorded in either "Income tax (provision) benefit, net" on our Consolidated Statements of Operations and Comprehensive Income (Loss) or "Accumulated other comprehensive income (loss) within "Stockholders' equity (deficit)" on our Consolidated Balance Sheets. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

  •
  Uncertainty in tax positions.  Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our "Income tax provision (benefit)," which could be material to our consolidated results of operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to "Selling, general and administrative expenses" on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial position.

New Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Arrangements

In October 2009, the FASB issued Accounting Standards Update 2009-13 ("ASU 2009-13"), Revenue Recognition—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements when adopted, as required, on January 1, 2011.

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

Inflation

Inflation has not materially affected our operations during the past three years. We believe that our ability to increase the prices charged for our products and services in future periods will depend primarily on competitive pressures or contractual terms.

Backlog

We do not have any material backlog.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

The primary purpose of our investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Our investments are exposed to risks, discussed below.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2009, our cash, cash equivalents and current marketable investment securities had a fair value of $829 million. Of that amount, a total of $702 million was invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our December 31, 2009 current non-strategic investment portfolio of $702 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $12 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2009 of 1.3%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2009 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2009, we held strategic and financial debt and equity investments of public companies with a fair value of $127 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $13 million in the fair value of these investments.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2009, we had $18 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our December 31, 2009 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of December 31, 2009, we had $562 million of nonpublic debt and equity instruments that we hold for strategic business purposes. We account for these investments under the cost, equity and fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $56 million in the fair value of these investments.

Long-Term Debt

As of December 31, 2009, we had $446 million of capital lease obligations, mortgages and other notes payable, of which $439 million represents our capital lease obligations, which are not subject to fair value disclosure requirements.

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

None.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 45(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Election of Directors," which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 13 of this report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions "Election of Directors," "Equity Security Ownership" and "Equity Compensation Plan Information," which information is hereby incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption "Principal Accounting Fees and Services," which information is hereby incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

  (2)
  Financial Statement Schedules

None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

  (3)
  Exhibits

2.1	*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
3.1	*
Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
3.2	*	Bylaws of EchoStar Holding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
4.1	*
Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
10.1	*
Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
10.2	*
Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**
10.3	*
Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition LLC, Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
10.4	*
Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.5	*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).
10.6	*
Agreement between HTS, EchoStar Satellite L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).
10.7	*
Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).
10.8	*
Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., EchoStar Satellite Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network for the quarter ended March 31, 2003, Commission File No.0-26176).***
10.9	*
Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***
10.10	*
Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***
10.11	*
Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.12	*
Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.13	*
Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.14	*
Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***
10.15	*
Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.16	*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176).***
10.17	*
Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***
10.18	*
Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***
10.19	*
Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***
10.20	*
Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., EchoStar Satellite L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***
10.21	*
Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**
10.22	*
Form of Satellite Capacity Agreement between EchoStar Holding Corporation and EchoStar Satellite L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).
10.23	*
Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc, and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2008, Commission File No.001-33807).***
10.24	•	QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar.***
10.25	•	QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C.***
10.26	•	Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar and Bell TV.***
10.27	*
Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).
10.28	*	Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).

10.29	*	Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Form 14 filed on March 31, 2009, Commission File No. 001-33807).
10.30	•	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar.***
10.31	•	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar and DISH Network L.L.C.***
10.32	*
Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 001-33807).***
10.33	*
Allocation Agreement, dated August 4, 2009, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2009, Commission File No. 001-33807).
10.34	•	Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C.
10.35	•	Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C.
10.36	•	EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C.***
10.37	•	Assignment of Rights Under Launch Service Contract from EchoStar to DISH Orbital II L.L.C.
21	•	Subsidiaries of EchoStar Corporation.
23.1	•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	•	Powers of Attorney authorizing signature of Charles W. Ergen, Joseph P. Clayton, David K. Moskowitz, Tom A. Ortolf and C. Michael Schroeder.
31.1	•	Section 302 Certification of Chief Executive Officer.
31.2	•	Section 302 Certification of Chief Financial Officer.
32.1	•	Section 906 Certification of Chief Executive Officer.
32.2	•	Section 906 Certification of Chief Financial Officer.
99.1	*
Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2008, Commission File No.001-33807).***
99.2	*
Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2008, Commission File No.001-33807).***

•
Filed herewith.

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

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. DUGAN Michael T. Dugan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2010
/s/ BERNARD L. HAN Bernard L. Han	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
* Charles W. Ergen	Chairman	March 1, 2010
* Joseph P. Clayton	Director	March 1, 2010
/s/ R. STANTON DODGE R. Stanton Dodge	Director	March 1, 2010
* David K. Moskowitz	Director	March 1, 2010
* Tom A. Ortolf	Director	March 1, 2010

Signature		Title	Date

* C. Michael Schroeder		Director	March 1, 2010
*By:	/s/ R. STANTON DODGE R. Stanton Dodge Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited EchoStar Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on EchoStar Corporation's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ KPMG LLP
Denver, Colorado March 1, 2010

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar in thousands, except per share amounts)

	As of December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$23,330	$24,467
Marketable investment securities	805,832	804,194
Trade accounts receivable—DISH Network, net of allowance for doubtful accounts of zero	373,454	297,629
Trade accounts receivable—other, net of allowance for doubtful accounts of $5,605 and $7,182, respectively	84,178	29,216
Inventory	53,014	46,493
Deferred tax assets	5,053	9,484
Other current assets	18,997	17,230

Total current assets	1,363,858	1,228,713

Noncurrent Assets:
Restricted cash and marketable investment securities	18,003	2,846
Property and equipment, net	1,233,185	1,182,048
FCC authorizations	69,810	69,810
Deferred tax assets	—	8,047
Intangible assets, net	151,813	185,143
Marketable and other investment securities	562,019	156,717
Other noncurrent assets, net	69,380	56,475

Total noncurrent assets	2,104,210	1,661,086

Total assets	$3,468,068	$2,889,799

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Trade accounts payable—other	$171,335	$205,660
Trade accounts payable—DISH Network	38,347	21,570
Accrued royalties	22,052	27,042
Accrued expenses and other	78,070	62,282
Current portion of capital lease obligations, mortgages and other notes payable	54,206	52,778

Total current liabilities	364,010	369,332

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	392,163	293,661
Deferred tax liabilities	31,588	—
Other long-term liabilities	15,457	15,220

Total long-term obligations, net of current portion	439,208	308,881

Total liabilities	803,218	678,213

Commitments and Contingencies (Note 15)
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,655,772 shares and 42,382,704 shares issued, and 37,157,314 shares and 38,764,208 shares outstanding, respectively	43	42
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,278,680	3,248,327
Accumulated other comprehensive income (loss)	77,120	(10,598)
Accumulated earnings (deficit)	(593,484)	(958,188)
Treasury stock, at cost	(97,557)	(68,045)

Total stockholders' equity (deficit)	2,664,850	2,211,586

Total liabilities and stockholders' equity (deficit)	$3,468,068	$2,889,799

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
Equipment revenue—DISH Network	$1,174,763	$1,491,556	$1,280,296
Equipment revenue—other	302,787	246,655	247,213
Services and other revenue—DISH Network	373,226	367,890	13,677
Services and other revenue—other	52,783	44,419	2,879

Total revenue	1,903,559	2,150,520	1,544,065

Costs and Expenses:
Cost of sales—equipment	1,267,172	1,494,641	1,437,712
Cost of sales—services and other (exclusive of depreciation shown below—Note 6)	203,123	220,817	16,272
Research and development expenses	44,009	34,901	66,320
Selling, general and administrative expenses	116,737	138,459	59,455
General and administrative expenses—DISH Network	23,497	25,354	40,980
Depreciation and amortization (Note 6)	244,129	264,197	9,705
Impairments of goodwill, indefinite-lived and long-lived assets	—	612,745	—

Total costs and expenses	1,898,667	2,791,114	1,630,444

Operating income (loss)	4,892	(640,594)	(86,379)

Other Income (Expense):
Interest income	26,441	34,694	10,459
Interest expense, net of amounts capitalized	(32,315)	(31,909)	(796)
Unrealized and realized gains (losses) on marketable investment securities and other investments	119,461	(89,795)	3,071
Unrealized gains (losses) on investments accounted for at fair value, net	313,000	(317,994)	—
Other, net	(6,120)	(9,270)	(9,550)

Total other income (expense)	420,467	(414,274)	3,184

Income (loss) before income taxes	425,359	(1,054,868)	(83,195)
Income tax (provision) benefit, net	(60,655)	96,680	(2,105)

Net income (loss)	$364,704	$(958,188)	$(85,300)

Comprehensive Income (Loss):
Foreign currency translation adjustments	$569	$(2,947)	$4,127
Unrealized holding gains (losses) on available-for-sale securities	212,070	(209,005)	4,493
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(124,921)	146,954	(5,729)

Comprehensive income (loss)	$452,422	$(1,023,186)	$(82,409)

Weighted-average common shares outstanding—Class A and B common stock:
Basic	85,765	89,324	89,712

Diluted	86,059	89,324	89,712

Earnings per share—Class A and B common stock:
Basic net income (loss) per share	$4.25	$(10.73)	$(0.95)

Diluted net income (loss) per share	$4.24	$(10.73)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Net Investment in EchoStar	Treasury Stock	Total
Balance, December 31, 2006	$—	$—	$63,805	$—	$438,477	$—	$502,282

Advances from owner	—	—	—	—	782,486	—	782,486
Stock-based compensation	—	—	—	—	5,159	—	5,159
Foreign currency translation	—	—	4,127	—	—	—	4,127
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(1,236)	—	—	—	(1,236)
Net income (loss)	—	—	—	—	(85,300)	—	(85,300)

Balance, December 31, 2007	$—	$—	$66,696	$—	$1,140,822	$—	$1,207,518

Contribution from DISH Network in connection with the Spin-off	90	3,230,578	(12,296)	—	(1,140,822)	—	2,077,550
Issuances of Class A common stock:
Exercise of stock options	—	4,877	—	—	—	—	4,877
Employee Stock Purchase Plan	—	1,398	—	—	—	—	1,398
Class A common stock repurchases, at cost	—	—	—	—	—	(68,045)	(68,045)
Stock-based compensation and other, net of tax	—	11,474	—	—	—	—	11,474
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(62,051)	—	—	—	(62,051)
Foreign currency translation	—	—	(2,947)	—	—	—	(2,947)
Net income (loss)	—	—	—	(958,188)	—	—	(958,188)

Balance, December 31, 2008	$90	$3,248,327	$(10,598)	$(958,188)	$—	$(68,045)	$2,211,586

Capital transaction with DISH Network in connection with the launch contract (Note 19)	—	14,460	—	—	—	—	14,460
Issuances of Class A common stock:
Exercise of stock options	1	217	—	—	—	—	218
Employee benefits	—	1,391	—	—	—	—	1,391
Employee Stock Purchase Plan	—	1,803	—	—	—	—	1,803
Class A common stock repurchases, at cost	—	—	—	—	—	(29,512)	(29,512)
Stock-based compensation	—	13,371	—	—	—	—	13,371
Income tax (expense) benefit related to stock awards and other	—	(889)	—	—	—	—	(889)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	87,149	—	—	—	87,149
Foreign currency translation	—	—	569	—	—	—	569
Net income (loss)	—	—	—	364,704	—	—	364,704

Balance, December 31, 2009	$91	$3,278,680	$77,120	$(593,484)	$—	$(97,557)	$2,664,850

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$364,704	$(958,188)	$(85,300)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	244,129	264,197	9,705
Equity in losses (earnings) of affiliates	5,517	7,176	403
Unrealized and realized (gains) losses on marketable investment securities and other investments	(119,461)	89,795	(2,555)
Unrealized (gains) losses on investments accounted for at fair value, net	(313,000)	317,994	—
Impairments of goodwill, indefinite-lived and long-lived assets	—	612,745	—
Non-cash, stock-based compensation	13,371	23,605	5,159
Deferred tax expense (benefit)	45,344	(162,011)	360
Other, net	(12,584)	(26,352)	8,968
Change in noncurrent assets	(6,785)	(36,230)	(111)
Changes in current assets and current liabilities:
Trade accounts receivable—other	(52,797)	(7,861)	(7,119)
Allowance for doubtful accounts	(1,576)	7,130	(772)
Trade accounts receivable—DISH Network	27,088	(297,629)	—
Inventory	(6,521)	(15,493)	(21,316)
Other current assets	(1,376)	47,679	(16,863)
Trade accounts payable—other	(15,255)	164,304	13,640
Trade accounts payable—DISH Network	16,777	21,570	—
Accrued expenses and other	8,701	65,617	7,692

Net cash flows from operating activities	196,276	118,048	(88,109)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,050,495)	(3,069,716)	—
Sales and maturities of marketable investment securities	2,273,523	2,842,567	—
Purchases of property and equipment	(213,921)	(229,870)	(144,309)
Proceeds from insurance settlement	—	40,750	—
Change in restricted cash and marketable investment securities	(15,009)	—	—
Purchase of strategic investments included in marketable and other investment securities	(114,164)	(148,736)	(40,000)
Investment in Sling Media, net of in-process research and development and cash acquired	—	—	(319,928)
Other, net	5,788	(4,737)	3,470

Net cash flows from investing activities	(114,278)	(569,742)	(500,767)

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(55,644)	(47,217)	(178)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off	—	544,065	—
Changes in advances from owner	—	—	600,515
Repurchases of Class A common stock (Note 11)	(29,512)	(68,045)	—
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	2,021	6,276	—

Net cash flows from financing activities	(83,135)	435,079	600,337

Net increase (decrease) in cash and cash equivalents	(1,137)	(16,615)	11,461
Cash and cash equivalents, beginning of period	24,467	41,082	29,621

Cash and cash equivalents, end of period	$23,330	$24,467	$41,082

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,767	$31,812	$1,201

Cash received for interest	$11,717	$23,470	$1,458

Cash paid for income taxes	$31,500	$47,758	$2,384

Employee benefits paid in Class A common stock	$1,391	$—	$—

Capital transaction with DISH Network in connection with the launch contract (Note 19)	$102,913	$—	$—

Satellites and other assets financed under capital lease obligations	$155,574	$16,531	$—

Non-cash investing activities	$—	$15,862	$—

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$—	$132,900	$—

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$1,533,485	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Activities

Principal Business

EchoStar Corporation ("EchoStar," the "Company," "we," "us" and/or "our") had not conducted independent operations prior to its separation ("Spin-off") from DISH Network Corporation ("DISH Network") on January 1, 2008 through a distribution of 100% of the common stock of EchoStar to the holders of DISH Network's common stock. The Spin-off was made pursuant to a separation agreement by which DISH Network contributed to us the subsidiaries and assets that operated DISH Network's digital set-top box business, satellite services, digital broadcast operations, certain real estate and other assets and liabilities. We and DISH Network now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, the Chairman of our Board of Directors.

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

  •
  "Satellite Services" Business—which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Business Activities (Continued)

The table below summarizes the assets and liabilities which were contributed to us in connection with the Spin-off in addition to the assets included in our historical financial statements. The contribution was accounted for at DISH Network's historical cost given the nature of the distribution.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Within this report, we have included both "combined" financial statements prior to the Spin-off and "consolidated" financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as "consolidated." Further, in connection with the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

preparation of the consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements on March 1, 2010.

After Spin-off—Principles of Consolidation.    The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the "Digital Set-Top Box" business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Prior to Spin-off—Principles of Combination.    The financial statements in this Annual Report on Form 10-K for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the "Digital Set-Top Box" business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical financial statements do not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the financial statements for the periods presented prior to the Spin-off do not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.

Our historical statements of operations include expense allocations for certain corporate functions historically provided to us by DISH Network, including, among other things, treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, investor relations and information technology. In certain cases, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to us by DISH Network were allocated to us based on the relative percentages, as compared to DISH Network's other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated. Pursuant to transition services agreements we entered into with DISH Network prior to the Spin-off, DISH Network has continued to provide us with certain of these services at prices agreed upon by DISH Network and us for a period of two years from the date of the Spin-off at cost plus an additional amount that is equal to a fixed percentage of DISH Network's cost, which is believed to be fair value pricing.

Acquisition of Sling Media, Inc.    Our financial statements reflect the financial position, results of operations and cash flows of Sling Media, Inc. ("Sling Media") from the acquisition date of October 19, 2007.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revision of Previously Issued Financial Statements

During the three months ended March 31, 2009, we identified a $14 million adjustment related to investments in certain marketable investment securities that should have been recorded in the quarter ended December 31, 2008. We determined that the impact of the prior period amount is not considered material to our consolidated results of operations or financial position for the year ended December 31, 2008. Consistent with the provisions of SEC Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements," we revised our previously issued 2008 consolidated financial statements as reflected in the December 31, 2008 Consolidated Balance Sheets as presented in this Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Illiquid credit markets and general weak economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

GAAP by providing all the authoritative literature in one place related to a particular topic. The Codification did not have any impact on our consolidated financial position or results of operations. However, it affects the way we reference authoritative accounting literature in our Consolidated Financial Statements. Accordingly, this Annual Report on Form 10-K and all subsequent applicable public filings will reference the Codification as the source of authoritative literature.

Foreign Currency Translation

The functional currency of the majority of our consolidated foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenue and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in "Other, net" income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2009, 2008 and 2007 net transaction losses were less than $1 million, $1 million and $4 million, respectively.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2009 and 2008 primarily consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

We currently classify all marketable investment securities as available-for-sale, except for the fair value method securities discussed below. We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of "Accumulated other comprehensive income (loss)" within "Total stockholders' equity (deficit)," net of related deferred income tax. Declines in the fair value of a marketable investment security which are determined to be "other-than-temporary" are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Declines in the fair value of investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

In situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

  i.
  We have the intent to sell the security.

  ii.
  It is more likely than not that we will be required to sell the security before maturity or recovery.

  iii.
  We do not expect to recover the security's entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first in, first out method to determine the cost basis on sales of marketable investment securities.

Accounts Receivable

Management estimates the amount of required allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are built by contract manufacturers to our specifications. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of our digital set-top boxes and related components. Manufactured inventories include materials, labor, freight-in and royalties.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset exceeded its undiscounted future net cash flows. Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable.

Intangible Assets and FCC Authorizations

We do not amortize goodwill and intangible assets with indefinite useful lives, but test for impairment annually or whenever indicators of impairments arise. Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

  •
  FCC spectrum is a non-depleting asset;

  •
  replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

  •
  maintenance expenditures in order to obtain future cash flows are not significant; and

  •
  we intend to use these assets indefinitely.

In conducting our annual impairment test in 2009, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

Marketable and Other Investment Securities—Cost and Equity Method

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any "Cumulative translation adjustment" associated with these investments will remain in "Accumulated other comprehensive income (loss)" within "Total stockholders' equity (deficit)" on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketable and Other Investment Securities—Fair Value Method

We elect the fair value method for certain investments in affiliates whose debt and equity are publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. Changes in the fair value of marketable investment securities, non-marketable convertible debt, and interest on debt investment securities accounted for at fair value are recognized as "Unrealized gains (losses) of investments accounted for at fair value, net" on our Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the non-marketable convertible debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our "Consolidated Statements of Operations and Comprehensive Income (Loss)." Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Income Taxes

After Spin-off.    We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized.

Prior to Spin-off.    Prior to the Spin-off, our income tax expense was recorded as if we filed a consolidated tax return separate from DISH Network, notwithstanding that a majority of our operations were historically included in the U.S. consolidated income tax return filed by DISH Network. Our valuation allowance was also determined on the separate tax return basis. Additionally, EchoStar's tax attributes (i.e. net operating losses) were determined based on U.S. consolidated tax rules describing

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the apportioning of these items upon departure (i.e. Spin-off) from the DISH Network consolidated group.

DISH Network manages its tax position for the benefit of its entire portfolio of businesses. DISH Network's tax strategies were not necessarily reflective of the tax strategies that we have followed as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone position.

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management's judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management's assessment of how the tax position will ultimately be settled. We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of "Interest expense, net of amounts capitalized" and "Other, net," respectively.

Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. Disclosure regarding fair value of capital leases is not required.

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales are generally recognized upon shipment to customers. Revenue from digital broadcast operations and satellite services and other is recognized when the related services are performed.

Cost of Equipment and Other Sales

Cost of equipment and other sales associated with digital set-top boxes, Slingboxes and related components includes materials, labor, freight-in and royalties. We have designed and developed digital set-top boxes, antennae and other equipment for DISH Network and international satellite service providers and other international customers. Prior to the Spin-off, digital set-top boxes and related components were sold to DISH Network at cost. The costs associated with digital broadcast operations and satellite services and other are recognized as the services are performed or as incurred.

Research and Development

The cost of research and development is charged to expense as incurred.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

Revenue Recognition—Multiple-Deliverable Arrangements

In October 2009, the FASB issued Accounting Standards Update 2009-13 ("ASU 2009-13"), Revenue Recognition—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements when adopted, as required, on January 1, 2011.

3. Basic and Diluted Income (Loss) Per Share

We present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing "Net income (loss)" by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

The number of shares presented for the year ended December 31, 2009 and 2008 represent the actual weighted-average number of shares outstanding for the years. Prior to January 1, 2008, we were a wholly-owned subsidiary of DISH Network and had only a nominal number of shares outstanding. Accordingly for all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net income (loss)	$364,704	$(958,188)	$(85,300)

Weighted-average common shares outstanding—Class A and B common stock:
Basic	85,765	89,324	89,712
Dilutive impact of stock awards outstanding	294	—	—

Diluted	86,059	89,324	89,712

Earnings per share—Class A and B common stock:
Basic net income (loss) per share	$4.25	$(10.73)	$(0.95)

Diluted net income (loss) per share	$4.24	$(10.73)	$(0.95)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Basic and Diluted Income (Loss) Per Share (Continued)

We had a net loss for the years ended December 31, 2008 and 2007, therefore, the effect of stock awards is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive. As of December 31, 2009, there were stock awards to purchase 4.7 million shares of Class A common stock outstanding, not included in the above denominator, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock ("Restricted performance units") granted pursuant to a long-term, performance based stock incentive plan is contingent upon meeting a certain long-term company goal which has not yet been achieved. As a consequence, the following are also not included in the diluted EPS calculation:

	For the years ended December 31,
	2009	2008	2007
	(In thousands)
Performance-based options	724	886	2,424
Restricted performance units	100	109	65

Total	824	995	2,489

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash, and other investment securities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Marketable investment securities:
Current marketable investment securities—VRDNs	$398,630	$621,740
Current marketable investment securities—strategic	126,622	151,050
Current marketable investment securities—other	280,580	31,404

Total marketable investment securities—current	805,832	804,194
Restricted marketable investment securities(1)	2,995	2,846

Total	808,827	807,040

Restricted cash and cash equivalents(1)	15,008	—

Marketable and other investment securities—noncurrent:
Marketable and other investment securities—cost method	33,288	27,913
Marketable and other investment securities—equity method	94,826	20,841
Marketable and other investment securities—fair value method	433,905	107,963

Total marketable and other investment securities—noncurrent	562,019	156,717

Total marketable investment securities, restricted cash and other investment securities	$1,385,854	$963,757

(1)
Restricted marketable investment securities and restricted cash and cash equivalents are included in "Restricted cash and marketable investment securities" on our Consolidated Balance Sheets.

Marketable Investment Securities—Current

Our current marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2).

Current Marketable Investment Securities—VRDNs

Variable rate demand notes ("VRDNs") are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated on a same day or on a five business day settlement basis.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Current Marketable Investment Securities—Strategic

Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of December 31, 2009, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio therefore depends on those issuers.

Current Marketable Investment Securities—Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Marketable Investment Securities

As of December 31, 2009 and 2008, restricted marketable investment securities included amounts required under our letters of credit or surety bonds.

Marketable and Other Investment Securities—Noncurrent

We account for our unconsolidated debt and equity investments under the fair value, equity or cost method of accounting. We have several strategic investments in certain equity securities that are included in noncurrent "Marketable and other investment securities" on our Consolidated Balance Sheets.

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

Marketable and Other Investment Securities—Fair Value

We elect the fair value method for certain investments in affiliates whose debt and equity are publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in "Unrealized gains (losses) on investments accounted for at fair value, net."

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2009 and 2008, we had accumulated net unrealized gains of $77 million, with no related tax effect, and net unrealized losses of $10 million, with no related tax effect, respectively, as a part of "Accumulated other comprehensive income (loss)" within "Total stockholders' equity (deficit)."

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

A full valuation allowance has been established against any deferred tax assets that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2009				2008
		Unrealized				Unrealized
	Marketable Investment Securities				Marketable Investment Securities
		Gains	Losses	Net		Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$398,630	$—	$—	$—	$621,740	$—	$—	$—
Other (including restricted)	316,793	15,696	(137)	15,559	127,803	—	(13,244)	(13,244)
Equity securities:
Other	93,404	61,172	—	61,172	57,497	2,825	—	2,825

Total marketable investment securities	$808,827	$76,868	$(137)	$76,731	$807,040	$2,825	$(13,244)	$(10,419)

As of December 31, 2009, restricted and non-restricted marketable investment securities include debt securities of $619 million with contractual maturities of one year or less and $96 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. We do not intend to sell our investments in these debt securities before they recover or mature, and it is more likely than not that we will hold these investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

		As of December 31, 2009
			Less than Six Months		Six to Nine Months		Nine Months or More
	Primary Reason for Unrealized Loss
Investment Category		Total Fair Value	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

Total		$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

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

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of December 31, 2009
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable investment securities—current and restricted	$808,827	$96,403	$712,424	$—
Marketable and other investment securities—noncurrent	433,905	28,200	339,677	66,028

Total assets at fair value	$1,242,732	$124,603	$1,052,101	$66,028

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2008	$23,821
Net realized and unrealized gains (losses) included in earnings	23,809
Purchases, issuances and settlements, net	18,398

Balance as of December 31, 2009	$66,028

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Investment in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation ("TerreStar") and TerreStar Networks, Inc. ("TerreStar Networks"). Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks' 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 ("Exchangeable Notes"). In addition, we acquired $50 million aggregate principal amount of TerreStar Networks' 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 ("15% PIK Notes").

The Exchangeable Notes, which are guaranteed by TerreStar License Inc. and TerreStar National Services, Inc., are exchangeable for shares of TerreStar common stock based on a conversion price of $5.57 per share. TerreStar Networks may be obligated to repurchase all or part of the Exchangeable Notes under certain circumstances, including upon a change of control of TerreStar Networks. Interest on the Exchangeable Notes is payable in additional Exchangeable Notes through March 2011 and cash thereafter. Additional cash interest may be payable in the event that certain milestones are not satisfied.

We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, "Harbinger"), in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which may be advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. As of December 31, 2009, we had advanced approximately $29 million to TerreStar Networks under the terms of this agreement.

We currently account for our investment in TerreStar using the fair value method of accounting. We have the right to appoint two representatives on TerreStar's Board of Directors and have the ability to exert significant influence and believe that the fair value approach provides our investors with the most meaningful information.

We report the following TerreStar financial information on a one-quarter lag as TerreStar is a public company but not a "large accelerated filer," as defined by the Securities and Exchange Commission. As such, the balance sheets are presented as of September 30 and the statements of operations data, shown below, includes twelve months ended September 30 for each respective period presented. We rely on TerreStar's management to provide us with accurate summary financial information. We are not aware of any errors in, or possible misstatements of, the financial information provided to us that

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

would have a material effect on our Consolidated Financial Statements. The following table provides summarized financial information from TerreStar:

Balance Sheets (unaudited):	2009	2008
	(In thousands)
Assets
Current assets	$80,970	$307,789
Noncurrent assets	1,259,783	1,193,981

Total assets	$1,340,753	$1,501,770

Liabilities and Stockholders' Equity (Deficit)
Current liabilities	$53,521	$45,431
Long-term liabilities	929,427	880,371
Cumulative preferred dividend	408,500	408,500
Stockholders' equity (deficit)	(50,695)	167,468

Total liabilities and stockholders' equity (deficit)	$1,340,753	$1,501,770

Statement of Operations (unaudited):	2009	2008	2007
	(In thousands)
Operating expenses	$152,203	$215,246	$152,366

Net income (loss) from continuing operations	$(217,669)	$—	$(25,254)

Net income (loss)	$(201,357)	$(286,757)	$(182,937)

Net income (loss) available to common stockholders	$(226,690)	$(314,418)	$(210,908)

In November 2009, TerreStar filed its quarterly report on Form 10-Q for the quarter ended September 30, 2009. This report included a disclosure that TerreStar estimates its cash and cash equivalents and available borrowing capacity will not be sufficient to cover its estimated funding needs for 2010 based upon its current plans. We account for our investment in TerreStar using the fair value method of accounting and its financial position could have a material impact on the fair value of our investment in subsequent periods as indicated in their Form 10-Q for the quarter ended September 30, 2009.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities (Continued)

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

"Unrealized and realized gains (losses) on marketable investment securities and other investments" on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities—gains (losses) on sales/exchange	$126,232	$16,195	$15,254
Marketable investment securities—other-than-temporary impairments	—	(163,139)	—
Gain on sale of a company which held certain FCC authorizations	—	67,624	—
Marketable and other investment securities—other-than-temporary impairments	(6,771)	(10,475)	(12,183)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$119,461	$(89,795)	$3,071

5. Inventory

Inventory consists of the following:

	As of December 31,
	2009	2008
	(In thousands)
Finished goods	$32,988	$15,727
Raw materials	16,647	16,417
Work-in-process	3,379	14,349

Inventory	$53,014	$46,493

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

Property and equipment consist of the following:

		As of December 31,
	Depreciable Life (In Years)
		2009	2008
		(In thousands)
Land	—	$28,301	$28,267
Buildings and improvements	1 - 40	226,964	217,676
Furniture, fixtures, equipment and other	1 - 10	756,827	718,715
Satellites:
EchoStar III	12	234,083	234,083
EchoStar IV—fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases(1)	10 - 15	508,553	329,241
Construction in process	—	271,490	285,593

Total property and equipment		2,842,262	2,629,619
Accumulated depreciation		(1,609,077)	(1,447,571)

Property and equipment, net		$1,233,185	$1,182,048

(1)
Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009.

"Construction in process" consists of the following:

	As of December 31,
	2009	2008
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs	$235,689	$230,443
Uplinking equipment	27,331	47,516
Other	8,470	7,634

Construction in process	$271,490	$285,593

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment (Continued)

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Satellites	$105,270	$139,079	$—
Furniture, fixtures, equipment and other	99,428	86,629	4,591
Identifiable intangible assets subject to amortization	33,057	32,606	4,628
Buildings and improvements	6,374	5,883	486

Total depreciation and amortization	$244,129	$264,197	$9,705

Satellites

We currently utilize six owned and four leased satellites in geostationary orbit approximately 22,300 miles above the equator. Our satellites under "Leased from Other Third Parties" below are accounted for as capital leases. The capital leases are depreciated over the terms of the satellite service agreements.

Satellites	Launch Date	Degree Orbital Location	Original Useful Life/ Lease Term (In Years)
Owned:
EchoStar III	October 1997	61.5	12
EchoStar IV	May 1998	77	12
EchoStar VI	July 2000	72.7	12
EchoStar VIII	August 2002	77	12
EchoStar IX	August 2003	121	12
EchoStar XII	July 2003	61.5	10
Leased from DISH Network:
EchoStar I	December 1995	77	12
Leased from Other Third Parties:
AMC-15	December 2004	105	10
AMC-16	January 2005	85	10
Nimiq 5	September 2009	72.7	15
Under Construction:
QuetzSat-1 (leased)	2011	77	10
EchoStar XVI (owned)	2012	61.5	15
CMBStar (owned)	construction suspended

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment (Continued)

impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and we will bear the risk associated with any in-orbit satellite failures. Recent developments with respect to our satellites are discussed below.

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers ("TWTAs") to provide redundancy. As a result of TWTA failures in previous years and an additional pair of TWTA failures during August 2009, only 14 transponders are currently available for use. Due to redundancy switching limitations and specific channel authorizations, we are currently operating on 13 of our FCC authorized frequencies at the 61.5 degree orbital location. While the failures have not impacted commercial operation of the satellite, it is likely that additional TWTA failures will occur from time to time in the future and such failures could impact commercial operation of the satellite.

EchoStar XII.    Prior to 2009, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. During March and May 2009, EchoStar XII experienced more of these anomalies, which further reduced the electrical power available to operate EchoStar XII. We currently operate EchoStar XII in CONUS/spot beam hybrid mode. If we continue to operate the satellite in this mode, as a result of this loss of electrical power, we would be unable to use the full complement of its available transponders for the remaining useful life of the satellite. However, since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite. Additionally, there can be no assurance that future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII. As a result of the May 2009 anomalies on EchoStar XII, we determined that we had a triggering event related to EchoStar XII. See discussion of evaluation of impairment in "Long-Lived Satellite Assets" below. Based on this triggering event we performed an impairment review of the satellite using an undiscounted cash flow model and concluded that the estimated undiscounted cash flows associated with EchoStar XII were still in excess of its carrying value and therefore no impairment was required.

Leased Satellites

Nimiq 5.    Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet. See Note 19 for further discussion.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment (Continued)

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

7. Intangible Assets

As of December 31, 2009 and 2008, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2009		December 31, 2008
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$190,566	$(91,733)	$190,566	$(75,104)
Customer relationships	23,600	(17,700)	23,600	(9,833)
Technology-based	73,314	(26,234)	73,297	(17,383)

Total	$287,480	$(135,667)	$287,463	$(102,320)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years, was $33 million, $33 million and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2009 is as follows (in thousands):

For the Years Ending December 31,
2010	$31,381
2011	25,005
2012	23,185
2013	23,181
2014	21,969
Thereafter	27,092

Total	$151,813

8. Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets

During the years ended December 31, 2009 and 2007, we did not record any impairments on goodwill, indefinite-lived or long-lived assets. During the year ended December 31, 2008, we recorded

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets (Continued)

impairment charges in "Impairments of goodwill, indefinite-lived and long-lived assets" on our Consolidated Statements of Operations and Comprehensive Income (Loss), detailed in the table below.

	For the Year Ended December 31, 2008
	Pre-Tax	After-Tax
	(In thousands)
Impairments of goodwill, indefinite-lived and long-lived assets:
Goodwill impairment	$247,253	$247,253
FCC authorization impairment	38,720	33,434
Satellite impairments:
AMC-15	137,955	85,339
AMC-16	79,745	49,331
CMBStar	85,000	52,581
Casualty loss—AMC-14	12,799	7,918
Other impairments	11,273	8,678

Total impairments of goodwill, indefinite-lived and long-lived assets	$612,745	$484,534

The after tax amounts presented in the table above consider their specific tax attributes including the effect of any required valuation allowance for deferred tax assets (see Note 10).

Goodwill and Indefinite-Lived Asset Impairments

We assess the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment.

Goodwill Impairment.    The fair value of goodwill carried in our "Digital Set-Top Box" reporting unit was determined using a discounted cash flow model. The discounted cash flows were based on probability weighted financial forecasts developed by management. This model used Level 3 inputs. The implied fair value of goodwill was measured as the difference between the fair value of the "Digital Set-Top Box" reporting unit and the reporting unit's carrying value.

Based on this assessment, during 2008, we recorded a $247 million charge to fully impair our goodwill. This impairment was the result of the significant decline in the fair value of our "Digital Set-Top Box" reporting unit caused by the weak economic conditions and the effect of those conditions on our expected cash flows.

FCC Authorization Impairment.    Prior to September 2008, we held certain FCC licenses with an aggregate carrying amount of $43 million in our "All Other" reporting unit. During 2008, as a result of the weak domestic economy, we determined that we no longer plan to invest additional amounts to exploit these assets. As a result of this change in the business environment and changes in our business plan for these assets, we determined that we had a triggering event related to these FCC frequencies. Based on this triggering event we performed an impairment review of these assets using Level 3 inputs in a discounted cash flow model to determine our estimated fair value. Based on this assessment, during 2008, we recorded an impairment charge of $39 million.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets (Continued)

Long-Lived Asset Impairments

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

AMC-15 and AMC-16 Impairments.    In connection with the Spin-off, the satellite lease agreements for AMC-15 and AMC-16, two in-orbit satellites with substantial unused satellite capacity, were contributed to us by DISH Network. These assets are part of our "Satellite Services" business. Our business plan contemplated sufficient cash inflows to support the carrying amount of these satellites. However, during 2008, due to our inability to successfully generate planned cash inflows from business opportunities, together with a decrease in demand for satellite services as a result of the weak economy we performed an impairment analysis and determined that the respective undiscounted cash flows would not recover the carrying amount of these satellites. We estimated the fair values of these satellites using a discounted cash flow model based on discrete financial forecasts developed by management. The discounted cash flow models used Level 3 inputs.

Based on the results of this analysis, the carrying value of AMC-15 and AMC-16 exceeded the fair value by $138 million and $80 million, respectively, and we recorded these amounts as impairment charges during 2008. These assets are included in our "Satellite Services" segment.

CMBStar Impairment.    In connection with the Spin-off, DISH Network contributed to us, a satellite under construction, CMBStar. We have suspended construction of the CMBStar satellite and during April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. During 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse changes in the business climate and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis and determined that the undiscounted cash flows would not recover the carrying amount of this satellite. We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values). The valuation model used Level 3 inputs.

Based on the results of this analysis, the carrying value of CMBStar exceeded its fair value by $85 million and we recorded an impairment charge. This asset is included in our "All Other" segment.

AMC-14 Casualty Loss.    During 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES Americom subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES Americom with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during 2008 and were attributed to our "Satellite Services" segment.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt

Capital Lease Obligations, Mortgages and Notes Payable

Capital lease obligations, mortgages and notes payable consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$436,924	$327,462
Other equipment financed under capital lease obligations	2,210	11,101
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	6,970	7,577
8% mortgage payable due in installments through 2015	265	299

Total	$446,369	$346,439
Less current portion	(54,206)	(52,778)

Capital lease obligations, mortgages and other notes payable, net of current portion	$392,163	$293,661

Capital Lease Obligations

As of December 31, 2009 and 2008, we had $509 million and $329 million capitalized for the estimated fair value of satellites acquired under capital leases included in "Property and equipment, net," with related accumulated depreciation of $240 million and $219 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $21 million and $55 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2009 and 2008, respectively. We recognized no depreciation expense on satellites acquired under capital lease agreements during the year ended December 31, 2007.

Nimiq 5.    Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet. See Note 19 for further discussion.

In connection with the Spin-off, the satellite lease contracts for AMC-15 and AMC-16 were contributed to EchoStar. These satellites are accounted for as capital leases and depreciated over the ten-year terms of the satellite service agreements.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-Term Debt (Continued)

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2009 are as follows (in thousands):

For the Years Ended December 31,
2010	$118,850
2011	117,427
2012	117,094
2013	117,094
2014	111,749
Thereafter	306,830

Total minimum lease payments	889,044
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(233,848)

Net minimum lease payments	655,196
Less: Amount representing interest	(216,062)

Present value of net minimum lease payments	439,134
Less: Current portion	(53,513)

Long-term portion of capital lease obligations	$385,621

10. Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that net deferred tax assets will not be realized. We periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Our deferred tax assets included tax effected net operating losses ("NOLs") and credits of $1 million as of December 31, 2009.

The components of pretax income (loss) are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic	$425,793	$(1,046,999)	$(84,408)
Foreign	(434)	(7,869)	1,213

Total	$425,359	$(1,054,868)	$(83,195)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current (provision) benefit:
Federal	$(9,240)	$(55,166)	$—
State	(5,216)	(7,953)	—
Foreign	(855)	(2,212)	(1,745)

	(15,311)	(65,331)	(1,745)
Deferred (provision) benefit:
Federal	(134,287)	297,201	5,731
State	(16,162)	42,846	3,089
Foreign	—	—	(360)
Decrease (increase) in valuation allowance	105,105	(178,036)	(8,820)

	(45,344)	162,011	(360)

Total benefit (provision)	$(60,655)	$96,680	$(2,105)

The actual tax provisions for 2009, 2008 and 2007 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2009	2008	2007
	% of pre-tax (income)/loss
Statutory rate	(35.0)	35.0	35.0
State income taxes, net of Federal benefit	(4.4)	2.3	3.7
Foreign taxes and income not U.S. taxable	—	(0.5)	(3.0)
Stock option compensation	(0.4)	0.1	(0.8)
Intercompany adjustment	—	—	(26.8)
Goodwill impairment	—	(8.3)	—
Decrease (increase) in valuation allowance	24.7	(17.1)	(10.6)
Other	0.8	(2.3)	—

Total benefit (provision) for income taxes	(14.3)	9.2	(2.5)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$5,765	$9,500
Unrealized (gains) losses on investments	70,341	326,911
Accrued expenses	13,532	8,703
Stock compensation	9,062	8,849
State taxes net of federal effect	10,884	21,037
Other	7,029	13,242

Total deferred tax assets	116,613	388,242
Valuation allowance	(95,102)	(233,577)

Deferred tax asset after valuation allowance	21,511	154,665

Deferred tax liabilities:
Unrealized (gains) losses on investments	(38,380)	—
Equity method investments	(1,493)	(4,051)
Depreciation, amortization and intangible assets	(8,173)	(133,083)

Total deferred tax liabilities	(48,046)	(137,134)

Net deferred tax asset (liability)	$(26,535)	$17,531

Current portion of net deferred tax asset (liability)	$5,053	$9,484
Noncurrent portion of net deferred tax asset (liability)	(31,588)	8,047

Total net deferred tax asset (liability)	$(26,535)	$17,531

Overall, our net deferred tax assets are offset by a valuation allowance of $95 million and $234 million as of December 31, 2009 and 2008, respectively. The decrease in the valuation allowance primarily relates to realized and unrealized gains on marketable investment securities and other investments. We evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2009 and 2008.

As of December 31, 2009, undistributed earnings attributable to foreign subsidiaries netted to a loss. In the future, if net undistributed earnings become positive, we may elect to treat our portion of foreign subsidiary earnings as permanently reinvested. We do not intend to recognize a deferred tax liability for the outside basis difference in our investment in those foreign subsidiaries.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

We are generally open to income tax examination in these foreign jurisdictions by tax authorities in taxable years beginning in 2003. As of December 31, 2009, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009	$15,181
Additions based on tax positions related to the current year	756
Reductions based on tax positions related to prior years	(777)

Balance as of December 31, 2009	$15,160

We have $15 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect to pay or effectively settle any of this amount within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of "Interest expense, net of amounts capitalized" and "Other, net," respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2009, we recorded $1 million of interest and penalty expense to earnings.

11. Stockholders' Equity (Deficit)

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Deficit) (Continued)

Common Stock Repurchase Program

Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock. During the years ended December 31, 2009 and 2008, we repurchased 1.9 million and 3.6 million shares of our common stock for $30 million and $68 million, respectively. On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2010. As of December 31, 2009, we may repurchase up to $500 million under this plan.

12. Employee Benefit Plans

Employee Stock Purchase Plan

Prior to the Spin-off, EchoStar employees participated in DISH Network's employee stock purchase plan (the "DISH Network ESPP"). During 2007, our employees purchased approximately 24,000 shares of DISH Network's Class A common stock through the DISH Network ESPP, respectively. As of January 1, 2008, EchoStar employees are no longer eligible to participate in the DISH Network ESPP.

Effective January 1, 2008, our employees participate in EchoStar's employee stock purchase plan (the "ESPP"). Approximately 0.2 million shares of Class A common stock were issued under the plan in connection with the Spin-off. At December 31, 2009, we had 2.1 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

The following table summarizes the expense associated with matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2009	2008	2007
	(In thousands)
Matching contributions, net of forfeitures	$1,424	$1,251	$305

Discretionary stock contributions, net of forfeitures	$3,719	$1,467	$2,441

13. Stock-Based Compensation

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

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of December 31, 2009, we had outstanding under these plans stock options to acquire 7.2 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted through December 31, 2009 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. Historically, our stock awards have been subject to vesting, typically at the rate of 20% to 25% per year, however, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of December 31, 2009, we had 7.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

As of December 31, 2009, the following stock awards were outstanding:

	As of December 31, 2009
	EchoStar Awards		DISH Network Awards
Stock Incentive Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	5,924,757	67,040	3,767,456	388,565
Held by DISH Network employees	1,278,344	63,000	N/A	N/A

Total	7,203,101	130,040	3,767,456	388,565

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our or DISH Network's employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in "Additional paid-in capital" on our Consolidated Balance Sheets.

Exercise prices for stock options outstanding and exercisable as of December 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.07 - $10.00	22,640	6.41	$2.64	16,096	6.15	$2.37
$10.00 - $15.00	1,270,300	9.23	14.83	5,800	3.83	14.83
$15.00 - $20.00	223,150	9.32	16.39	9,150	4.14	15.89
$20.00 - $25.00	2,055,684	7.57	22.34	395,221	4.96	23.54
$25.00 - $30.00	3,185,106	7.42	28.74	1,175,815	6.25	27.78
$30.00 - $35.00	101,881	5.97	32.19	55,920	4.65	32.38
$35.00 - $40.00	154,140	7.10	36.87	56,277	6.84	36.81
$40.00 - $67.00	190,200	0.47	52.57	190,200	0.47	52.57

$0.07 - $67.00	7,203,101	7.63	24.85	1,904,479	5.36	29.46

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

Stock Award Activity

Our stock option activity for the years ended December 31, 2009 and 2008 was as follows:

	2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	5,184,415	$28.61	4,182,755	$22.96
Granted	2,523,000	17.09	2,498,500	29.33
Exercised	(37,931)	5.73	(228,090)	21.77
Forfeited and cancelled	(466,383)	26.08	(1,268,750)	12.63

Total options outstanding, end of period	7,203,101	24.85	5,184,415	28.61

Performance based options outstanding, end of period(1)	724,450	25.40	885,650	25.61

Exercisable at end of period	1,904,479	29.46	1,296,512	29.45

(1)
These stock options, which are included in the caption "Total options outstanding, end of period," were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting a certain long-term company goal, which has not yet been achieved. See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$1,044	$1,933

DISH Network received all cash proceeds and realized all tax benefits related to the exercise of stock options by EchoStar employees during 2007.

Based on the closing market price of our Class A common stock on December 31, 2009, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2009
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$7,978	$356

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

Our restricted stock unit activity for the years ended December 31, 2009 and 2008 was as follows:

	2009		2008
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	272,856	$29.40	343,386	$29.69
Granted	—	—	—	—
Vested	(21,025)	30.26	(56,000)	31.24
Forfeited and cancelled	(121,791)	31.00	(14,530)	29.14

Total restricted stock units outstanding, end of period	130,040	27.78	272,856	29.40

Restricted performance units outstanding, end of period(1)	99,990	26.56	108,856	26.42

(1)
These restricted performance units, which are included in the caption "Total restricted stock units outstanding, end of period," were issued pursuant to a long-term, performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting a certain long-term company goal, which has not yet been achieved. See discussion of the 2005 LTIP below.

Long-Term Performance-Based Plans

2005 LTIP.    During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the "2005 LTIP"). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter. Exercise of the stock awards is subject to a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2009, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the year ended December 31, 2009, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,762	$6,861
EchoStar awards held by EchoStar employees	3,606	1,393

Total	$21,368	$8,254

Of the 7.2 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of December 31, 2009, the following awards were outstanding pursuant to the 2005 LTIP:

	As of December 31, 2009
	Number of Awards	Weighted- Average Exercise Price
Stock options	724,450	$25.40
Restricted performance units	99,990

Total	824,440

Other Employee Performance Plan

Our employees who were hired prior to the Spin-off are eligible to receive a DISH Network stock award. Vesting of this award is contingent upon meeting a certain company-specific goal, which is currently not probable of being achieved. While DISH Network is responsible for fulfillment of this award, we would have incurred compensation expense of approximately $3 million had achievement of the goal been probable as of December 31, 2009.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2009, 2008 and 2007 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cost of sales—services and other	$—	$722	$—
Research and development expenses	3,663	6,901	2,321
Selling, general and administrative expenses	9,708	15,982	2,838

Total non-cash, stock-based compensation	$13,371	$23,605	$5,159

As of December 31, 2009, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $33 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.5% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock award for the years ended December 31, 2009, 2008 and 2007 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2009	2008	2007(1)
Risk-free interest rate	1.70% - 3.16%	2.74% - 3.42%	3.51% - 5.19%
Volatility factor	28.48% - 42.68%	19.98% - 24.90%	18.10% - 24.84%
Expected term of options in years	3.0 - 6.4	6.0 - 6.1	2.5 - 10.0
Weighted-average fair value of options granted	$4.76 - $7.43	$7.63 - $9.29	$7.19 - $48.20

(1)
Prior to January 1, 2008, our employees participated in DISH Network's stock incentive plans. The assumptions listed above for 2007 represent the values used in DISH Network's Black-Scholes option pricing model.

We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods presented. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

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

14. Acquisition of Sling Media, Inc.

During October 2007, DISH Network acquired all remaining outstanding shares (94%) of Sling Media for cash consideration of $342 million, including direct transaction costs of $8 million. DISH Network also exchanged Sling Media employee stock options for its options to purchase approximately 342,000 of DISH Network's common stock valued at approximately $16 million. Sling Media, a leading innovator in the digital-lifestyle space, was acquired to complement our existing product line. This transaction was accounted for as a purchase business combination. Sling Media was contributed to us in the Spin-off.

The purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows:

Final Purchase Price Allocation
(In thousands)
Tangible assets	$28,779
Prepaid compensation costs	11,844
Other non-current assets(a)	(8,969)
Acquisition intangibles	61,800
In-process research and development	22,200
Goodwill(b)	247,053
Current liabilities	(18,604)
Long-term liabilities	(2,259)

Total purchase price	$341,844

(a)
Represents the elimination of DISH Network's previously recorded 6% noncontrolling interest in Sling Media.

(b)
Goodwill of $247 million was determined to be impaired during the fourth quarter of 2008. For further discussion, please see Note 8.

The total $62 million of acquired intangible assets resulting from the Sling Media transactions is comprised of technology-based intangibles and trademarks totaling approximately $34 million with estimated weighted-average useful lives of seven years, reseller relationships totaling approximately $24 million with estimated weighted-average useful lives of three years and contract-based intangibles totaling approximately $4 million with estimated weighted-average useful lives of four years. The

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Acquisition of Sling Media, Inc. (Continued)

in-process research and development costs of $22 million were expensed to "Research and development expense" upon acquisition.

The results of operations of Sling Media from the date of acquisition have been included in our consolidated financial statements. The following unaudited pro forma information shows the results of operations for 2007 as if the Sling Media acquisition had occurred at the beginning of the period and at the purchase price established at the time of the acquisition:

For the Year Ended December 31, 2007
(In thousands)
Revenue	$1,567,285

Net income (loss)	$(99,246)

15. Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,235	$693	$748	$808	$873	$942	$3,171
Capital lease obligations	439,134	53,513	56,828	62,893	69,461	72,491	123,948
Interest expense on long-term
debt and capital lease obligations	218,871	39,502	34,668	29,337	23,442	16,925	74,997
Satellite-related obligations	1,336,936	230,099	195,575	121,322	88,226	84,977	616,737
Operating lease obligations	13,059	6,153	3,899	1,700	847	460	—
Purchase and other obligations	493,512	491,312	2,200	—	—	—	—

Total	$2,508,747	$821,272	$293,918	$216,060	$182,849	$175,795	$818,853

Future commitments related to satellites, including one satellite launch contract, are included in the table above under "Satellite-related obligations."

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $15 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Consolidated Balance Sheets as of December 31, 2009. We do not expect any portion of this amount to be paid or settled within the next twelve months.

Satellite-Related Obligations

Satellites Under Construction.    As of December 31, 2009, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next three years.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Future commitments related to these satellites are included in the table above under "Satellite-related obligations."

  •
  QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. ("SES") to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.

  •
  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

Purchase Obligations

Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

Rent Expense

For the years ended December 31, 2009, 2008, and 2007, total rent expense for operating leases approximated $7 million, $12 million and $2 million, respectively. The decrease in rent expense from 2008 to 2009 was primarily attributable to a decrease in transponder lease expense primarily resulting from the termination of a lease agreement.

Patents and Intellectual Property

Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid, that our products do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. ("Broadcast Innovation") filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. The suit alleges infringement of United States Patent Nos. 6,076,094 (the '094 patent) and 4,992,066 (the '066 patent). The '094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The '066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the judge issued an order finding the '066 patent invalid. Also in 2004, the District Court found the '094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned the '094 patent finding of invalidity and remanded the Charter case back to the District Court. During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office. The Federal Circuit Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the '505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. During January 2010, the Federal Circuit affirmed the District Court's grant of summary judgment to DirecTV, and dismissed the action with prejudice. We are evaluating the impact of the Federal Circuit's decision.

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

During June 2009, Global filed a patent infringement action against us and DISH Network in the United States District Court for the Northern District of Florida. The suit alleges infringement of United States Patent No. 7,542,717 (the '717 patent), which relates to satellite reception. In December 2009, we and DISH Network settled the Texas and Florida actions with Global on terms and conditions that did not have a material impact on our results of operations.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Guardian Media

During 2008, Guardian Media Technologies LTD ("Guardian") filed suit against us, EchoStar Technologies L.L.C., DISH Network, DirecTV and several other defendants in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 4,930,158 and 4,930,160. Both patents are expired and relate to certain parental lock features. On September 9, 2009, Guardian voluntarily dismissed the case against us with prejudice.

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

In December 2009, we and DISH Network reached a settlement with MPT that did not have a material impact on our results of operations. DISH Network has determined that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for all of the settlement relating to the period prior to the Spin-off and a portion of the settlement relating to the period after the Spin-off. We have agreed that our contribution towards the settlement shall not be applied against our aggregate liability cap under that certain Receiver Agreement entered into in connection with the Spin-off dated December 31, 2007 between EchoSphere L.L.C., a subsidiary of DISH Network, and EchoStar Technologies L.L.C., a subsidiary of us.

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. ("Nazomi") filed suit against Sling Media, Inc, a subsidiary of ours, and several other defendants, in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 ("the '362 patent") and United States Patent No. 7,225,436 ("the '436 patent"). The '362 patent and the '436 patent relate to Java hardware acceleration. The suit alleges that the Slingbox-Pro-HD product infringes the '362 patent and the '436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the '636 patent). The '636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

In June 2009, the United States District Court granted Tivo's motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo's patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was "non-infringing," the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate. DISH Network posted a bond to secure that award pending appeal of the contempt order.

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

On August 3, 2009, the Patent and Trademark Office (the "PTO") issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the'389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling now pending on appeal. We believe that the PTO's conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court. The PTO's conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo's patent.

On September 4, 2009, the District Court partially granted Tivo's motion for contempt sanctions. In partially granting Tivo's motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court's estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending DISH Network's appeal of the underlying June 2, 2009 contempt order). The District Court also awarded Tivo its attorneys' fees incurred during the contempt proceedings. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys' fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amount to $6 million.

In light of the District Court's finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the '389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for "beta" testing.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter of 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Because we are jointly and severally liable with DISH Network, to the extent that DISH Network does not or is unable to pay any damages or sanctions arising from this lawsuit, we would then be liable for any portion of these damages and sanctions not paid by DISH Network. Any amounts that DISH

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

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

16. Segment Reporting

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

  •
  "Satellite Services" Business—which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to government entities, Internet service providers, broadcast news organizations and private enterprise customers.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Reporting (Continued)

The "All Other" category consists of revenue and net income (loss) attributable to EchoStar common stockholders from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

	Digital Set-Top Box Business	Satellite Services Business	All Other	Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2009
Total revenue	$1,709,670	$173,673	$20,216	$—	$1,903,559
Depreciation and amortization	117,447	107,440	19,242	—	244,129
Total costs and expenses	1,732,295	155,372	11,000	—	1,898,667
Interest income	1,066	—	25,375	—	26,441
Interest expense, net of amounts capitalized	(167)	(31,463)	(685)	—	(32,315)
Other	(11,517)	92	437,766	—	426,341
Income tax benefit (provision), net	13,031	5,124	(78,810)	—	(60,655)
Net income (loss)	(20,212)	(7,946)	392,862	—	364,704
Year Ended December 31, 2008
Total revenue	$1,940,915	$189,166	$20,459	$(20)	$2,150,520
Depreciation and amortization	104,903	141,701	17,593	—	$264,197
Total costs and expenses	2,231,756	422,539	136,839	(20)	$2,791,114
Interest income	1,093	—	36,057	(2,456)	$34,694
Interest expense, net of amounts capitalized	(641)	(31,241)	(2,483)	2,456	$(31,909)
Other	(18,736)	4	(398,327)	—	$(417,059)
Income tax benefit (provision), net	117,900	100,922	(122,142)	—	$96,680
Net income (loss)	(191,225)	(163,688)	(603,275)	—	$(958,188)
Year Ended December 31, 2007
Total revenue	$1,544,065	$—	$—	$—	$1,544,065
Depreciation and amortization	9,705	—	—	—	9,705
Total costs and expenses	1,630,444	—	—	—	1,630,444
Interest income	10,459	—	—	—	10,459
Interest expense, net of amounts capitalized	(796)	—	—	—	(796)
Other	(6,479)	—	—	—	(6,479)
Income tax benefit (provision), net	(2,105)	—	—	—	(2,105)
Net income (loss)	(85,300)	—	—	—	(85,300)

Geographic Information and Transactions with Major Customers

Geographic Information.    Revenues are attributed to geographic regions based upon the location where the sale originated. United States revenue includes transactions with both United States and international customers. All other revenue includes transactions with customers in Europe, Africa,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Reporting (Continued)

South America, and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the United States and foreign locations.

	United States	All Other	Total
	(In thousands)
Long-lived assets, including FCC authorizations
As of December 31, 2009	$1,411,292	$43,516	$1,454,808

As of December 31, 2008	$1,285,096	$151,905	$1,437,001

Revenue
2009	$1,845,839	$57,720	$1,903,559

2008	$2,075,451	$75,069	$2,150,520

2007	$1,436,109	$107,956	$1,544,065

Transactions with Major Customers.    During the years ended December 31, 2009, 2008 and 2007, United States revenue in the table above primarily included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Total revenue:
DISH Network	$1,547,989	$1,859,446	$1,293,973
Bell TV	200,601	180,470	164,627
Other	154,969	110,604	85,465

Total revenue	$1,903,559	$2,150,520	$1,544,065

Percentage of total revenue:
DISH Network	81.3%	86.5%	83.8%

Bell TV	10.5%	8.4%	10.7%

17. Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2009, 2008 and 2007 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Recovery of Amounts Previously Reserved	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2009	$7,182	$2,963	$(4,682)	$142	$5,605
December 31, 2008	$51	$6,432	$—	$699	$7,182
December 31, 2007	$823	$(9)	$—	$(763)	$51

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2009:
Total revenue	$479,547	$383,148	$482,932	$557,932
Operating income (loss)	(2,348)	(3,050)	(3,836)	14,126
Net income (loss)	(645)	101,814	293,940	(30,405)
Basic income (loss) per share	$(0.01)	$1.18	$3.45	$(0.37)
Diluted income (loss) per share	$(0.01)	$1.18	$3.45	$(0.37)
Year ended December 31, 2008:
Total revenue	$554,571	$483,340	$616,173	$496,436
Operating income (loss)	13,661	(2,389)	2,081	(653,947)
Net income (loss)	5,701	47,824	(307,930)	(703,783)
Basic income (loss) per share	$0.06	$0.53	$(3.43)	$(7.89)
Diluted income (loss) per share	$0.06	$0.53	$(3.43)	$(7.89)
Year ended December 31, 2007:
Total revenue	$447,763	$330,589	$404,416	$361,297
Operating income (loss)	(17,972)	(13,489)	(8,707)	(46,211)
Net income (loss)	(18,504)	(14,789)	(6,650)	(45,357)
Basic income (loss) per share(1)	$(0.21)	$(0.16)	$(0.07)	$(0.51)
Diluted income (loss) per share(1)	$(0.21)	$(0.16)	$(0.07)	$(0.51)

(1)
For all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

19. Related Party Transactions

Related Party Transactions with DISH Network

Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by our Chairman, Charles W. Ergen or by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with the Spin-off and subsequent to the Spin-off, we and DISH Network have entered into agreements pursuant to which we obtain certain products, services and rights from DISH Network, DISH Network obtains certain products, services and rights from us, and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with DISH Network in the future. The following is a summary of the terms of the principal agreements that we have entered into with DISH Network that have an impact on our results of operations.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

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

"Equipment revenue—DISH Network"

Receiver Agreement.    In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes, related accessories, and other equipment from us for a period ending on January 1, 2011. DISH Network has the right, but not the obligation, to extend the receiver agreement for one additional year. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days written notice. We may terminate this agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

"Services and other revenue—DISH Network"

Broadcast Agreement.    In connection with the Spin-off, we entered into a broadcast agreement pursuant to which DISH Network receives broadcast services, including teleport services such as transmission and downlinking, channel origination services, and channel management services from us for a period ending on January 1, 2011. However, DISH Network has the right, but not the obligation, to extend the broadcast agreement for one additional year. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network must pay us a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

Satellite Capacity Agreements.    In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases certain satellite capacity on certain satellites owned or leased by us. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the frequency on which the applicable satellite provides services. The term of each of the leases is set forth below:

  EchoStar III, VI, VIII, and XII.     DISH Network leases certain satellite capacity from us on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew each

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

  lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

  EchoStar XVI.     DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, we have the option to renew on a year-to-year basis through the end-of-life of the satellite. There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XV Launch Service.    On December 21, 2009, we assigned the rights under one of our launch contracts to DISH Network for $103 million. We recorded the sale of the launch contract at a net book value of $89 million and recorded the $14 million difference between our carrying value and DISH Network's purchase price as a capital transaction to DISH Network.

Nimiq 5 Agreement.    During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada ("Telesat") to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the "Telesat Transponder Agreement"). During September 2009, DISH Network also entered into a satellite service agreement (the "DISH Telesat Agreement") with us, pursuant to which they will receive service from us on all of the DBS transponders covered by the Telesat Transponder Agreement. Under the terms of the DISH Telesat Agreement, DISH Network makes certain monthly payments to us that commenced when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service. Upon expiration of the initial term DISH Network has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end-of-life of the Nimiq 5 satellite. Upon in-orbit failure or end-of-life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.

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

Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end-of-life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. QuetzSat-1 is expected to be completed during 2011.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

TT&C Agreement.    In connection with the Spin-off, we entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2011. DISH Network has the right, but not the obligation, to extend the agreement for up to one additional year. The fees for the services provided under the TT&C agreement are equal to our cost plus a fixed margin. DISH Network may terminate the TT&C agreement for any reason upon sixty days prior written notice.

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

  Inverness Lease Agreement.     The lease for certain space at 90 Inverness Circle East in Englewood, Colorado, is for a period ending on January 1, 2011.

  Meridian Lease Agreement.     The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado, is for a period ending on January 1, 2011 with annual renewal options for up to two additional years.

  Santa Fe Lease Agreement.    The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado, is for a period ending on January 1, 2011 with annual renewal options for up to two additional years.

  Gilbert Lease Agreement.     The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

  EDN Sublease Agreement.     The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.

Product Support Agreement.    In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all digital set-top boxes and related accessories that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are equal to our cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

Satellite Procurement Agreement.    In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which DISH Network had the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010, DISH Network will continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network pursuant to the Professional Services Agreement as described below.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

Services Agreement.    In connection with the Spin-off, we entered into a services agreement pursuant to which DISH Network had the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. This agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010, DISH Network will continue to have the right, but not the obligation, to receive from us the services previously provided under the services agreement pursuant to the Professional Services Agreement as described below.

"General and administrative expenses—DISH Network"

Management Services Agreement.    In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us. Specifically, Bernard L. Han, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but also serve as our Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period through January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days' prior written notice, (ii) by DISH Network at the end of any renewal term, upon at least 180 days' prior notice; or (iii) by DISH Network upon written notice to us, following certain changes in control.

Real Estate Lease Agreement.    During 2008, we entered into a sublease for space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years. The rent on a per square foot basis for this sublease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

Transition Services Agreement.    In connection with the Spin-off, we entered into a transition services agreement with DISH Network pursuant to which we had the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement were equal to cost plus a fixed margin, which varied depending on the nature of the services provided. The transition services agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive from DISH Network certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

Professional Services Agreement.    During December 2009, we and DISH Network agreed that following January 1, 2010 we will continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, following January 1, 2010 DISH Network will continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (as discussed above previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from us (as discussed above previously provided under the services agreement). The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then-current term, upon at least 60 days' prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

Other Agreements—DISH Network

Satellite Capacity Agreement.    Subsequent to the Spin-off, we have also entered into a satellite capacity agreement pursuant to which we lease satellite capacity on a certain satellite owned by DISH Network. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services. The term of this lease is set forth below:

  EchoStar I.     We lease certain satellite capacity from DISH Network on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of the life or the replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options. We generally have the option to renew this lease on a year-to-year basis through the end of the satellite's life. There can be no assurance that any options to renew this agreement will be exercised.

Packout Services Agreement.    In connection with the Spin-off, we entered into a packout services agreement, whereby we had the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. This agreement expired on January 1, 2010.

Remanufactured Receiver Agreement.    In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network under which we have the right to purchase remanufactured receivers and accessories from DISH Network for a two-year period ending on January 1, 2010. In August 2009, we and DISH Network agreed to extend this agreement through January 1, 2011. Under the remanufactured receiver agreement, we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to DISH Network.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

Tax Sharing Agreement.    In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of our stock, stock options or assets, (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

Tivo.    Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. Therefore, during the second quarter 2009, we recorded a charge included in "General and administrative expenses—DISH Network" on our Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Multimedia Patent Trust.    In December 2009, DISH Network agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for all of the settlement relating to the period prior to the Spin-off and a portion of the settlement relating to the period after the Spin-off. We have agreed that our contribution towards the settlement shall not be applied against our aggregate liability cap under the Receiver Agreement.

International Programming Rights Agreement.    For each of the years ended December 31, 2009 and 2008, DISH Network purchased certain international rights for sporting events from us included in "Services and other revenue—DISH Network" on the Consolidated Statements of Operations and Comprehensive Income (Loss) for $8 million, of which we only retain a certain portion.

Other Agreements

On November 4, 2009, Mr. Roger Lynch, became employed by both us and DISH Network as Executive Vice President. Mr. Lynch reports to Mr. Ergen and is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

DISH Network. Mr. Lynch's compensation consists of cash and equity compensation and is borne by both DISH Network and us.

Related Party Transactions with NagraStar LLC

We own 50% of NagraStar L.L.C. ("NagraStar"), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
Purchases:	2009	2008	2007
	(In thousands)
Purchases from NagraStar	$31,165	$46,712	$55,385

	As of December 31,
Amounts Payable and Commitments:	2009	2008
	(In thousands)
Amounts payable to NagraStar	$3,683	$32,504

Commitments to purchase from NagraStar	$11,836	$29,151

Related Party Transactions with Dish Mexico

During November 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $74 million has been satisfied in the form of cash, equipment and services, leaving $38 million remaining under this commitment. Of the remaining commitment, approximately $19 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the year ended December 31, 2009, we sold $36 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico. As of December 31, 2009, amounts receivable from Dish Mexico totaled $15 million.

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture, to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the entity. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services. We have provided $18 million of cash, and an $18 million line of credit that the joint venture

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Related Party Transactions (Continued)

may only use to purchase set-top boxes from us. As of December 31, 2009, no amounts have been drawn on the line of credit.

20. Subsequent Events

On February 26, 2010, we entered into an agreement pursuant to which we and a Mexican joint venture partner will acquire all of the outstanding share capital of Satélites Mexicanos S.A. de C.V., ("Satmex"), a Mexican satellite operator that operates three satellites and two satellite uplink facilities, delivering video, audio and data services. Under the terms of the agreement, Satmex will be acquired in exchange for approximately $267 million in cash, plus up to $107 million in cash on Satmex's balance sheet at closing, as a result of which total cash of up to $374 million may be available for Satmex's stakeholders. The transaction is conditioned upon a number of conditions such as, among other things, the successful completion of the offer to purchase Satmex's existing senior secured notes, receipt of certain corporate approvals on behalf of the stakeholders of Satmex, certain actions with respect to construction of a replacement satellite for Satmex 5 and completion of an evaluation of the operational capabilities of Satmex's satellites, as well as other closing conditions such as receipt of regulatory approvals.