Form 10-K/A
period 2009-12-31
EchoStar CORP
filed 2010-03-17
CIK 1415404

Use these links to rapidly review the document

TABLE OF CONTENTS 2

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

EXPLANATORY NOTE

Except as set forth in this Explanatory Note, this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009 ("Amendment No. 1") does not modify or update any of the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2009 to reflect any events that occurred after its filing on March 1, 2010.

This Amendment No. 1 includes, as Exhibit 99.3, the consolidated financial statements and related footnotes (collectively, the "TerreStar Financial Statements") of our noncontrolled affiliate, TerreStar Corporation ("TerreStar"). We are required to include the TerreStar Financial Statements in Form 10-K/A due to TerreStar meeting certain tests of significance under Securities and Exchange Commission Rule S-X 3-09. The TerreStar Financial Statements have been prepared by TerreStar in accordance with generally accepted accounting principles ("GAAP"). The management of TerreStar is solely responsible for the form and content of the TerreStar Financial Statements. We have no responsibility for the form or content of the TerreStar Financial Statements since we do not control TerreStar and are not involved in the day-to-day management of TerreStar.

This Amendment No. 1 also includes a revision to Part II, Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and Part II, Item 8, Note 15, "Commitments and Contingencies" to our Annual Report on Form 10-K for the year ended December 31, 2009. In the original filing, in the table under the caption "Contractual Obligations and Off-Balance Sheet Arrangements" in Item 7 and the corresponding table within Note 15, the line item "Purchase and other obligations" inadvertently excluded purchase obligations that were outstanding as of December 31, 2009 but were subsequently satisfied. As of December 31, 2009, total "Purchase and other obligations," as corrected, were approximately $731 million and "Total Commitments," as corrected, were approximately $2.746 billion. Because none of these revisions affect the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the period ended December 31, 2009, each of them remains unchanged.

Additionally, we have determined that the line item "Purchase and other obligations" in the table within the "Commitments and Contingencies" footnote (Note 10) and the corresponding table under Item 2, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" included in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 and the line item "Purchase obligations" in the table within the "Commitments and Contingencies" footnote (Note 14) and the corresponding table under, Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008 inadvertently included certain purchase obligations that had been satisfied prior to the relevant balance sheet date. As of September 30, 2009 and December 31, 2008, these line items, as corrected, were approximately $695 million and $692 million, respectively. As of September 30, 2009 and December 31, 2008, "Total Commitments," as corrected, were approximately $2.580 billion and $2.450 billion, respectively. Because none of these revisions affect the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2009, each of them remains unchanged. Because none of these revisions affect the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the period ended December 31, 2008, each of them remains unchanged.

As discussed in Item 7 "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and Item 8, Note 15, "Commitments and Contingencies," our "Purchase and other obligations" primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangement

As of December 31, 2009 future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,235	$693	$748	$808	$873	$942	$3,171
Capital lease obligations	439,134	53,513	56,828	62,893	69,461	72,491	123,948
Interest expense on long-term debt and capital lease obligations	218,871	39,502	34,668	29,337	23,442	16,925	74,997
Satellite-related obligations	1,336,936	230,099	195,575	121,322	88,226	84,977	616,737
Operating lease obligations	13,059	6,153	3,899	1,700	847	460	—
Purchase and other obligations	730,693	728,493	2,200	—	—	—	—

Total	$2,745,928	$1,058,453	$293,918	$216,060	$182,849	$175,795	$818,853

The above table reflects the revision of previously reported amounts for "Purchase and other obligations." As a result, total "Purchase and other obligations" as of December 31, 2009 was revised from approximately $494 million as originally filed on March 1, 2010 in our Form 10-K for the year ended December 31, 2009 to approximately $731 million, as reported above. Therefore, "Total Commitments" as of December 31, 2009 was revised from approximately $2.509 billion as originally filed on March 1, 2010 in our Form 10-K for the year ended on December 31, 2009 to approximately $2.746 billion, as reported above.

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

Purchase and Other Obligations

Our purchase and other obligations primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations. Our purchase and other obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)
Exhibits

Item 15 on pages 76 through 79 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is amended by the addition of the following exhibits:

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
10.24	*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.25	*
QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.26	*
Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar and Bell TV (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
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
10.30	*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.31	*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.32	*
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
10.34	*
Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).
10.35	*
Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).
10.36	*
EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.37	*
Assignment of Rights Under Launch Service Contract from EchoStar to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).
21	•	Subsidiaries of EchoStar Corporation.
23.1	•	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
23.2	•	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.3	•	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	•	Powers of Attorney authorizing signature of Charles W. Ergen, Joseph P. Clayton, David K. Moskowitz, Tom A. Ortolf and C. Michael Schroeder.
31.1	•	Section 302 Certification of Chief Executive Officer.
31.2	•	Section 302 Certification of Chief Financial Officer.
32.1	•	Section 906 Certification of Chief Executive Officer.
32.2	•	Section 906 Certification of Chief Financial Officer.
99.1	*
Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2008, Commission File No.001-33807).***

99.2	*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar and EchoStar Satellite L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2008, Commission File No.001-33807).***
99.3	•	Audited Consolidated Financial Statements of TerreStar Corporation.

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

Date: March 17, 2010

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

/s/ KPMG LLP
Denver, Colorado March 1, 2010, except for Commitments in note 15, as to which the date is March 17, 2010

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

15. Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,235	$693	$748	$808	$873	$942	$3,171
Capital lease obligations	439,134	53,513	56,828	62,893	69,461	72,491	123,948
Interest expense on long-term
debt and capital lease obligations	218,871	39,502	34,668	29,337	23,442	16,925	74,997
Satellite-related obligations	1,336,936	230,099	195,575	121,322	88,226	84,977	616,737
Operating lease obligations	13,059	6,153	3,899	1,700	847	460	—
Purchase and other obligations	730,693	728,493	2,200	—	—	—	—

Total	$2,745,928	$1,058,453	$293,918	$216,060	$182,849	$175,795	$818,853

The above table reflects the revision of previously reported amounts for "Purchase and other obligations." As a result, total "Purchase and other obligations" as of December 31, 2009 was revised from approximately $494 million as originally filed on March 1, 2010 in our Form 10-K for the year ended December 31, 2009 to approximately $731 million, as reported above. Therefore, "Total Commitments" as of December 31, 2009 was revised from approximately $2.509 billion as originally filed on March 1, 2010 in our Form 10-K for the year ended on December 31, 2009 to approximately $2.746 billion, as reported above.

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

Purchase and Other Obligations

Our purchase and other obligations primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations. Our purchase and other obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

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