Form 10-Q
period 2010-03-31
EchoStar CORP
filed 2010-05-10
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

OR

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO                       .

Commission File Number:  001-33807

EchoStar Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East
Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip code)

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

As of April 23, 2010, the registrant’s outstanding common stock consisted of 37,384,864 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

•                  We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue.  The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to, DISH Network would significantly reduce our revenue and adversely impact our results of operations.  The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes and/or other products and services to Bell TV would significantly reduce our revenue and adversely impact our results of operations.

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

•                  Adverse developments in DISH Network’s business may adversely affect us.

•                  We currently have substantial unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

•                  Our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

•                  We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•                  We may experience significant financial losses on our existing investments.

•                  We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

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

•                  Our business may suffer if direct-to-home satellite service providers, who currently comprise our customer base, do not compete successfully with existing and emerging alternative platforms for delivering digital television, including cable television operators, terrestrial broadcasters, and Internet protocol television (“IPTV”).

•                  Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

•                  Component pricing may remain stable or be affected by inflation, which could have a material adverse effect on our results of operations.

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

•                  Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

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

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$163,615	$23,330
Marketable investment securities	760,321	805,832
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	348,098	373,454
Trade accounts receivable - other, net of allowance for doubtful accounts of $4,102 and $5,605, respectively	57,100	84,178
Inventory	55,355	53,014
Deferred tax assets	7,698	5,053
Other current assets	20,577	18,997
Total current assets	1,412,764	1,363,858

Noncurrent Assets:
Restricted cash and marketable investment securities	18,003	18,003
Property and equipment, net of accumulated depreciation of $1,641,480 and $1,609,077, respectively	1,229,016	1,233,185
FCC authorizations	69,810	69,810
Intangible assets, net	143,476	151,813
Marketable and other investment securities	655,932	562,019
Other noncurrent assets, net	57,812	69,380
Total noncurrent assets	2,174,049	2,104,210
Total assets	$3,586,813	$3,468,068

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$186,672	$171,335
Trade accounts payable - DISH Network	30,049	38,347
Accrued royalties	18,591	22,052
Accrued expenses and other	96,402	78,070
Current portion of capital lease obligations, mortgages and other notes payable	51,679	54,206
Total current liabilities	383,393	364,010

Long-Term Obligations, Net of Current Portion:
Capital lease obligations, mortgages and other notes payable, net of current portion	394,960	392,163
Deferred tax liabilities	25,358	31,588
Other long-term liabilities	15,454	15,457
Total long-term obligations, net of current portion	435,772	439,208
Total liabilities	819,165	803,218

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,687,249 and 42,655,772 shares issued, 37,188,791 and 37,157,314 shares outstanding, respectively	43	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,283,453	3,278,680
Accumulated other comprehensive income (loss)	103,399	77,120
Accumulated earnings (deficit)	(521,738)	(593,484)
Treasury stock, at cost	(97,557)	(97,557)
Total stockholders’ equity (deficit)	2,767,648	2,664,850
Total liabilities and stockholders’ equity (deficit)	$3,586,813	$3,468,068

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
Equipment revenue - DISH Network	$385,848	$320,319
Equipment revenue - other	111,703	56,911
Services and other revenue - DISH Network	115,060	91,885
Services and other revenue - other	14,469	10,432
Total revenue	627,080	479,547

Costs and Expenses:
Cost of sales - equipment	422,208	327,017
Cost of sales - services and other (exclusive of depreciation shown below - Note 6)	57,433	52,784
Research and development expenses	12,234	9,592
Selling, general and administrative expenses	32,631	25,795
General and administrative expenses - DISH Network	4,159	4,758
Depreciation and amortization (Note 6)	57,649	61,949
Total costs and expenses	586,314	481,895

Operating income (loss)	40,766	(2,348)

Other Income (Expense):
Interest income	1,846	9,289
Interest expense, net of amounts capitalized	(11,595)	(7,286)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(537)	1,323
Unrealized gains (losses) on investments accounted for at fair value, net	65,828	6,887
Other, net	(1,671)	(2,585)
Total other income (expense)	53,871	7,628

Income (loss) before income taxes	94,637	5,280
Income tax (provision) benefit, net	(22,891)	(5,925)
Net income (loss)	$71,746	$(645)

Comprehensive Income (Loss):
Foreign currency translation adjustments	(390)	(257)
Unrealized holding gains (losses) on available-for-sale securities	26,669	126,720
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(1,323)
Deferred income tax (expense) benefit	—	(45,014)
Comprehensive income (loss)	$98,025	$79,481

Weighted-average common shares outstanding - Class A and B common stock:
Basic	84,855	86,471
Diluted	84,933	86,471

Earnings per share - Class A and B common stock:
Basic net income (loss) per share	$0.85	$(0.01)
Diluted net income (loss) per share	$0.84	$(0.01)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$71,746	$(645)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	57,649	61,949
Equity in losses (earnings) of affiliates	1,690	1,667
Unrealized and realized (gains) losses on marketable investment securities and other investments	537	(1,323)
Unrealized (gains) losses on investments accounted for at fair value, net	(65,828)	(6,887)
Non-cash, stock-based compensation	4,242	3,454
Deferred tax expense (benefit)	(8,820)	(8,351)
Other, net	2,184	(5,705)
Change in noncurrent assets	1,122	(1,686)
Changes in current assets and current liabilities, net	(35,646)	2,392
Net cash flows from operating activities	28,876	44,865

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(570,308)	(243,088)
Sales and maturities of marketable investment securities	642,418	386,662
Purchases of property and equipment	(32,492)	(34,689)
Capital transaction with DISH Network in connection with the launch contract (Note 12)	102,913	—
Purchase of strategic investments included in marketable and other investment securities	(18,601)	(17,935)
Other, net	(200)	1,423
Net cash flows from investing activities	123,730	92,373

Cash Flows From Financing Activities:
Repayment of capital lease obligations, mortgages and other notes payable	(12,845)	(14,679)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	524	491
Net cash flows from financing activities	(12,321)	(14,188)

Net increase (decrease) in cash and cash equivalents	140,285	123,050
Cash and cash equivalents, beginning of period	23,330	24,467
Cash and cash equivalents, end of period	$163,615	$147,517

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,422	$7,169
Cash received for interest	$2,803	$9,067
Cash paid for income taxes	$8,481	$3,814
Satellites and other assets financed under capital lease obligations	$47,808	$1,542
Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$34,693	$—

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

•                  “Satellite Services” Business — which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations.  We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers.  We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

Effective January 1, 2008, DISH Network completed its distribution to us (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities.  We and DISH Network now operate as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (“2009 10-K/A”).  Certain prior period amounts have been reclassified to conform to the current period presentation.  Further, in connection with the preparation of the condensed consolidated financial statements, we have evaluated subsequent events through the issuance of these financial statements.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

As of March 31, 2010 and December 31, 2009, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature.  Disclosure regarding fair value of capital leases is not required.

New Accounting Pronouncements

Revenue Recognition — Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

3.              Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes dilution and is computed by dividing “Net income (loss)” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock.  The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months
	Ended March 31,
In thousands, except per share amounts	2010	2009

Net income (loss)	$71,746	$(645)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	84,855	86,471
Dilutive impact of stock awards outstanding	78	—
Diluted	84,933	86,471

Earnings per share - Class A and B common stock:
Basic net income (loss) per share	$0.85	$(0.01)
Diluted net income (loss) per share	$0.84	$(0.01)

We had a net loss for the three months ended March 31, 2009, therefore, the effect of stock awards is excluded from the computation of diluted earnings (loss) per share since the effect is antidilutive.  As of March 31, 2010, there were stock awards to purchase 5.2 million shares of Class A common stock outstanding, not included in the above denominator, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a long-term, performance-based stock incentive plan is contingent upon meeting a certain long-term company goal which has not yet been achieved.  As a consequence, the following are also not included in the diluted EPS calculation:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Performance-based options	716	856
Restricted Performance Units	98	104
Total	814	960

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash, and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$227,960	$398,630
Current marketable investment securities - strategic	154,648	126,622
Current marketable investment securities - other	377,713	280,580
Total marketable investment securities - current	760,321	805,832
Restricted marketable investment securities (1)	2,995	2,995
Total	763,316	808,827

Restricted cash and cash equivalents (1)	15,008	15,008

Marketable and other investment securities - noncurrent:
Marketable and other investment securities - cost method	36,568	33,288
Marketable and other investment securities - equity method	108,537	94,826
Marketable and other investment securities - fair value method	510,827	433,905
Total marketable and other investment securities - noncurrent	655,932	562,019
Total marketable investment securities, restricted cash and other investment securities	$1,434,256	$1,385,854

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities - Current

Our current marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Current Marketable Investment Securities - VRDNs

Variable rate demand notes (“VRDNs”) are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Current Marketable Investment Securities - Strategic

Our strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio therefore depends on those issuers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Marketable Investment Securities

As of March 31, 2010 and December 31, 2009, restricted marketable investment securities included amounts required under our letters of credit or surety bonds.

Marketable and Other Investment Securities - Noncurrent

We account for our unconsolidated debt and equity investments under the fair value, equity and/or cost method of accounting.  We have several strategic investments in certain equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.

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

Marketable and Other Investment Securities — Fair Value

We elect the fair value method for certain investments in affiliates whose debt and equity are publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors.  For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net.”

Subsequent to March 31, 2010, the fair value of these investments continue to be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2010 and December 31, 2009, we had accumulated net unrealized gains of $103 million and $77 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any deferred tax assets that are capital in nature.  The components of our available-for-sale investments are detailed in the table below.

	As of March 31, 2010				As of December 31, 2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$227,960	$—	$—	$—	$398,630	$—	$—	$—
Other (including restricted)	417,565	19,246	(275)	18,971	316,793	15,696	(137)	15,559
Equity securities:
Other	117,791	84,559	(131)	84,428	93,404	61,172	—	61,172
Total marketable investment securities	$763,316	$103,805	$(406)	$103,399	$808,827	$76,868	$(137)	$76,731

As of March 31, 2010, restricted and non-restricted marketable investment securities include debt securities of $547 million with contractual maturities of one year or less and $99 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of March 31, 2010, the unrealized losses in our investments in equity securities represent an investment in the common stock of one company in the consumer electronics industry.  We are not aware of any specific factors indicating the unrealized loss in this investment is due to anything other than temporary market fluctuations.  We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	Primary	As of March 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Debt securities	Temporary market fluctuations	$93,316	$80,522	$(263)	$8,796	$(4)	$3,998	$(8)
Equity securities	Temporary market fluctuations	599	599	(131)	—	—	—	—
Total		$93,915	$81,121	$(394)	$8,796	$(4)	$3,998	$(8)

	Primary	As of December 31, 2009
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Debt securities	Temporary market fluctuations	$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—
Total		$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

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

•                  Level 2, defined as observable inputs, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value As of March 31, 2010				Total Fair Value As of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$227,960	$—	$227,960	$—	$398,630	$—	$398,630	$—
Other (including restricted)	417,565	4,568	412,997	—	316,793	2,998	313,795	—

Equity securities	117,791	117,791	—	—	93,404	93,404	—	—

Marketable and other investment securities - noncurrent	510,827	39,600	399,416	71,811	433,905	28,200	339,677	66,028

Total assets at fair value	$1,274,143	$161,959	$1,040,373	$71,811	$1,242,732	$124,602	$1,052,102	$66,028

During the three months ended March 31, 2010, none of our marketable investment securities transferred between levels.

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$66,028
Net realized and unrealized gains (losses) included in earnings	3,759
Purchases, issuances and settlements, net	2,024
Balance as of March 31, 2010	$71,811

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$—	$1,323
Marketable and other investment securities - other-than-temporary impairments	(537)	—
Total unrealized and realized gains (losses) on marketable investment securities and other investments	$(537)	$1,323

Investment in TerreStar

We account for our investment in TerreStar using the fair value method of accounting.  We have the right to appoint two representatives on TerreStar’s Board of Directors and have the ability to exert significant influence and believe that the fair value approach provides our investors with the most meaningful information.

We report the following TerreStar financial information on a one-quarter lag as TerreStar is a public company but not a “large accelerated filer,” as defined by the SEC.  As such, the statements of operations data, shown below, includes the three months ended December 31 for each respective period presented.  We rely on TerreStar’s management to provide us with accurate summary financial information.  We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements.  The following table provides summarized financial information from TerreStar:

	For the Three Months
	Ended December 31,
Statements of Operations Data (unaudited):	2009	2008
	(In thousands)
Revenue	$2,384	$—
Operating expenses	$44,068	$34,993
Net income (loss) from continuing operations	$(58,999)	$(52,183)
Net income (loss)	$(58,999)	$(52,183)
Net income (loss) available to common stockholders	$(63,408)	$(55,026)

TerreStar’s annual report on Form 10-K for the year ended December 31, 2009, as amended included disclosure that:

•                  Based on TerreStar’s current plans, there is substantial doubt that the available cash balance, investments and available borrowing capacity as of December, 31, 2009 will be sufficient to satisfy the projected funding needs for all of 2010;

•                  TerreStar will likely require additional funding in the second quarter of 2010 unless it is able to extend its obligations and commitments to future periods;

•                  TerreStar cannot guarantee that financing will be available or available on favorable terms; and

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

•                  If TerreStar fails to obtain necessary financing on a timely basis, it may be forced to curtail operations or take other actions that will impact its ability to conduct its operations as planned.

In addition, in the “Report of Independent Registered Public Accounting Firm” included in TerreStar’s Form 10-K for the year ended December 31, 2009, Ernst & Young LLP dated March 16, 2010 expressed an unqualified opinion on the consolidated balance sheet of TerreStar Corporation as of December 31, 2009 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended that included the following:

“The accompanying financial statements have been prepared assuming that TerreStar Corporation will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and will require additional financing in 2010 to meet its obligations.  The Company’s ability to obtain the needed additional financing on acceptable terms, or at all, is uncertain.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.”

We account for our investment in TerreStar using the fair value method of accounting and its financial position could have a material impact on the fair value of our investment in subsequent periods as indicated in their Form 10-K for the year ended December 31, 2009.

5.              Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Finished goods	$36,432	$32,988
Raw materials	13,284	16,647
Work-in-process	5,639	3,379
Inventory	$55,355	$53,014

6.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Satellites	$24,536	$25,570
Furniture, fixtures, equipment and other	23,242	26,570
Identifiable intangible assets subject to amortization	8,264	8,264
Buildings and improvements	1,607	1,545
Total depreciation and amortization	$57,649	$61,949

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellites

We currently utilize six owned and four leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Our leased satellites accounted for as capital leases are depreciated over the terms of the satellite service agreements.

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

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in CONUS mode at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy.  As a result of TWTA failures in previous years and during January and May 2010, only 12 transponders are currently available for use.  Although these failures have impacted the commercial operation of the satellite, it is fully depreciated.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

Leased Satellites

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During the first quarter of 2010, SES World Skies notified us that AMC-16 had experienced a solar-power anomaly which caused a power loss further reducing its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  Effective in early March 2010, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $35 million.

Long-Lived Satellite Assets

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition because the projected cash flows have not been significantly affected by these anomalies.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.              Intangible Assets

As of March 31, 2010 and December 31, 2009, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2010		December 31, 2009
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(95,890)	$190,566	$(91,733)
Customer relationships	23,600	(19,667)	23,600	(17,700)
Technology-based	73,314	(28,447)	73,314	(26,234)
Total	$287,480	$(144,004)	$287,480	$(135,667)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years.  Amortization was $8 million for each of the three months ended March 31, 2010 and 2009.

Estimated future amortization of our identifiable intangible assets as of March 31, 2010 is as follows (in thousands):

For the Years Ended December 31,
2010 (remaining nine months)	$23,044
2011	25,005
2012	23,185
2013	23,181
2014	21,969
Thereafter	27,092
Total	$143,476

8.              Long-Term Debt

Capital Lease Obligations

As of March 31, 2010 and December 31, 2009, we had $529 million and $509 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $248 million and $240 million, respectively.  In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $8 million and $5 million in depreciation expense on satellites acquired under capital lease agreements during the three months ended March 31, 2010 and 2009, respectively.

The following satellites are accounted for as capital leases and depreciated over the terms of the satellite service agreements.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet.  See Note 12 for further discussion.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of March 31, 2010 are as follows (in thousands):

For the Years Ended December 31,
2010 (nine months remaining)	$89,484
2011	117,762
2012	116,998
2013	116,998
2014	111,410
Thereafter	401,939
Total minimum lease payments	954,591
Less: Amount representing use of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(273,141)
Net minimum lease payments	681,450
Less: Amount representing interest	(242,030)
Present value of net minimum lease payments	439,420
Less: Current portion	(50,985)
Long-term portion of capital lease obligations	$388,435

9.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2010, we had outstanding under these plans stock options to acquire 7.2 million shares of our Class A common stock and 0.1 million restricted stock units.  Stock options granted through March 31, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  Historically, our stock awards have been subject to vesting, typically at the rate of 20% to 33% per year, however, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2010, we had 7.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.

As of March 31, 2010, the following stock awards were outstanding:

	As of March 31, 2010
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	5,963,851	66,790	3,687,295	386,241
Held by DISH Network employees	1,251,364	61,067	N/A	N/A
Total	7,215,215	127,857	3,687,295	386,241

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

Stock Award Activity

Our stock option activity for the three months ended March 31, 2010 was as follows:

	For the Three Months
	Ended March 31, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,203,101	$24.85
Granted	20,000	20.28
Exercised	(2,369)	8.35
Forfeited and cancelled	(5,517)	32.89
Total options outstanding, end of period	7,215,215	24.67
Performance-based options outstanding, end of period (1)	716,050	25.39
Exercisable at end of period	2,636,170	27.74

(1)  These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan.  Vesting of these stock options is contingent upon meeting a certain long-term company goal which has not yet been achieved.  See discussion of the 2005 LTIP below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We realized tax benefits from stock awards exercised during the three months ended March 31, 2010 and 2009 as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$700	$144

Based on the closing market price of our Class A common stock on March 31, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$8,270	$1,742

Our restricted stock unit activity for the three months ended March 31, 2010 was as follows:

	For the Three Months
	Ended March 31, 2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	130,040	$27.78
Granted	—	—
Vested	—	—
Forfeited and cancelled	(2,183)	25.77
Total restricted stock units outstanding, end of period	127,857	27.81
Restricted performance units outstanding, end of period (1)	98,057	26.58

(1) These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a long-term, performance-based stock incentive plan.  Vesting of these restricted performance units is contingent upon meeting a certain long-term company goal which has not yet been achieved.  See discussion of the 2005 LTIP below.

Long-Term Performance-Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2010, that assessment could change at any time.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$18,407	$10,389
EchoStar awards held by EchoStar employees	3,606	2,032
Total	$22,013	$12,421

Of the 7.2 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of March 31, 2010, the following awards were outstanding pursuant to the 2005 LTIP:

	As of March 31, 2010
	Number of Awards	Weighted- Average Exercise Price
Stock options	716,050	$25.39
Restricted performance units	98,057
Total	814,107

Other Employee Performance Plan

Our employees who were hired prior to the Spin-off are eligible to receive a DISH Network stock award.  Vesting of this award is contingent upon meeting a certain company-specific goal, which is currently not probable of being achieved.  While DISH Network is responsible for fulfillment of this award, we would have incurred compensation expense of approximately $2 million had achievement of the goal been probable as of March 31, 2010.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Cost of sales - services and other	$—	$182
Research and development expenses	1,157	1,014
Selling, general and administrative expenses	3,085	2,258
Total non-cash, stock based compensation	$4,242	$3,454

As of March 31, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $30 million and includes compensation expense that we will recognize for DISH Network stock

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The fair value of each stock award for the three months ended March 31, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2010	2009
Risk-free interest rate	2.97%	2.00%
Volatility factor	31.00%	28.48%
Expected term of options in years	6.1	6.2
Weighted-average fair value of options granted	$7.38	$4.76

We do not currently plan to pay dividends on our common stock, and therefore the dividend yield percentage is set at zero for all periods presented.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.  Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

10.       Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,219	$684	$749	$808	$871	$940	$3,167
Capital lease obligations	439,420	37,626	53,055	57,728	63,656	65,745	161,610
Interest expense on long-term debt and capital lease obligations	244,812	30,554	36,671	31,834	26,502	20,616	98,635
Satellite-related obligations	1,175,075	159,315	188,164	113,989	80,972	77,802	554,833
Operating lease obligations	12,793	4,825	4,397	2,145	966	460	—
Purchase and other obligations	529,633	529,633	—	—	—	—	—
Total	$2,408,952	$762,637	$283,036	$206,504	$172,967	$165,563	$818,245

Future commitments related to satellites, including one satellite launch contract, are included in the table above under “Satellite-related obligations.”

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations.

The table above does not include $15 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of March 31, 2010.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

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

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Charter case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, DISH Network and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, DISH Network and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc, a subsidiary of ours, and several other defendants, in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (“the ‘362 patent”) and United States Patent No. 7,225,436 (“the ‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

was “non-infringing,” the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field.  The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo’s patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  DISH Network posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending resolution of our appeal of the contempt order.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits.

On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the’389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions.  In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order).  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.  As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  We filed a petition for en banc review of that decision by the full Federal Circuit and requested that the District Court approve the implementation of one of our new design-around options on an expedited basis.  There can be no assurance that our petition for en banc review will be granted, and historically such petitions have rarely been granted.  Nor can there be any assurance that the District Court will approve the implementation of one of our design-around options.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality.  In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time.  Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court.  DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  Therefore, during the second quarter of 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital and there can be no assurance that such capital would be available on terms that would be attractive to us or at all.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

•                  “Satellite Services” Business — which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations.  We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers.  We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Revenue:
Digital set-top box	$559,268	$433,857
Satellite services	63,557	40,935
All other	4,255	4,755
Total revenue	$627,080	$479,547

Net income (loss):
Digital set-top box	$10,408	$(7,832)
Satellite services	5,951	(1,512)
All other	55,387	8,699
Total net income (loss)	$71,746	$(645)

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the sale originated.  North American revenue includes transactions with North American customers.  All other revenue includes transactions with customers in Europe, Africa, South America, and the Middle East.  The following table summarizes total long-lived assets and revenue attributed to the North American and foreign locations.

	North	All
	America	Other	Total
	(In thousands)
Long-lived assets, including FCC authorizations:
As of March 31, 2010	$1,399,386	$42,916	$1,442,302
As of December 31, 2009	$1,411,292	$43,516	$1,454,808

Revenue:
For the three months ended March 31, 2010	$616,222	$10,858	$627,080
For the three months ended March 31, 2009	$469,067	$10,480	$479,547

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Transactions with Major Customers.  During the three months ended March 31, 2010 and 2009, North American revenue in the table above primarily included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Total revenue:
DISH Network	$500,908	$412,204
Bell TV	73,308	45,456
Other	52,864	21,887
Total revenue	$627,080	$479,547

Percentage of total revenue:
DISH Network	79.9%	86.0%
Bell TV	11.7%	9.5%

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

In connection with the Spin-off and subsequent to the Spin-off, we and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network, DISH Network obtains certain products, services and rights from us, and  we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with DISH Network in the future.  The following is a summary of the terms of the principal agreements that we have entered into with DISH Network that may have an impact on our financial position and results of operations.

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

“Equipment revenue — DISH Network”

Receiver Agreement.  In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes, related accessories, and other equipment from us for a period ending on January 1, 2011.  DISH Network has the right, but not the obligation, to extend the receiver agreement for one additional year.  The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, we provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement.  DISH Network may terminate the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

receiver agreement for any reason upon sixty days written notice.  We may terminate this agreement if certain entities were to acquire DISH Network.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“Services and other revenue — DISH Network”

Broadcast Agreement.  In connection with the Spin-off, we entered into a broadcast agreement pursuant to which DISH Network receives broadcast services, including teleport services such as transmission and downlinking, channel origination, and channel management services from us for a period ending on January 1, 2011.  DISH Network has the right, but not the obligation, to extend the broadcast agreement for one additional year.  DISH Network may terminate channel origination and channel management services for any reason and without any liability upon sixty days written notice to us.  If DISH Network terminates teleport services for a reason other than our breach, DISH Network must pay us a sum equal to the aggregate amount of the remainder of the expected cost of providing the teleport services.

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

EchoStar III, VI, VIII, and XII.  DISH Network leases certain satellite capacity from us on EchoStar III, VI, VIII, and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.

Nimiq 5 Agreement.  During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  DISH Network is currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012.

Under the terms of the DISH Telesat Agreement, DISH Network makes certain monthly payments to us that commenced in October 2009 when the Nimiq 5 satellite was placed in service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed in service.  Upon expiration of the initial term DISH Network has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Launch Service.  On December 21, 2009, we assigned the rights under one of our launch contracts to DISH Network for its fair value of $103 million.  We recorded the assignment of the launch contract at our net book value of $89 million and recorded the $14 million difference between our carrying value and DISH Network’s purchase price as a capital transaction to DISH Network.

QuetzSat-1 Lease Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed in service at the 77 degree orbital location.  During 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.  The remaining eight DBS transponders on QuetzSat-1 are expected to be used by Dish Mexico.

Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.  QuetzSat-1 is expected to be completed during 2011.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2011.  DISH Network has the right, but not the obligation, to extend the agreement for up to one additional year.  The fees for the services provided under the TT&C agreement are equal to our cost plus a fixed margin.  DISH Network may terminate the TT&C agreement for any reason upon sixty days prior written notice.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Satellite Procurement Agreement.  In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which DISH Network had the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network.  The satellite procurement agreement expired on January 1, 2010.  However, we and DISH Network have agreed that following January 1, 2010, DISH Network continues to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network pursuant to the Professional Services Agreement as described below.

Services Agreement.  In connection with the Spin-off, we entered into a services agreement pursuant to which DISH Network had the right, but not the obligation, to receive logistics, procurement and quality assurance services from us.  This agreement expired on January 1, 2010.  However, we and DISH Network have agreed that following January 1, 2010, DISH Network continues to have the right, but not the obligation, to receive from us certain of the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed below.

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon 120 days written notice to us.

DISH Remote Access Services Agreement.  Effective January 1, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network will receive, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon 120 days written notice to us.

SlingService Services Agreement.  Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network will receive certain place-shifting services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon 120 days written notice to us.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Transition Services Agreement.  In connection with the Spin-off, we entered into a transition services agreement with DISH Network pursuant to which we had the right, but not the obligation, to receive the following services from DISH Network:  finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services.  The fees for the services provided under the transition services agreement were equal to cost plus a fixed margin, which varied depending on the nature of the services provided.    The transition services agreement expired on January 1, 2010.  However, we and DISH Network have agreed that following January 1, 2010 we continue to have the right, but not the obligation, to receive from DISH Network certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

Professional Services Agreement.  During December 2009, we and DISH Network agreed that following January 1, 2010, we would continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the transition services agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, following January 1, 2010, DISH Network continues to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (which services were previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from us (which services were previously provided under the services agreement).  The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then-current term, upon at least 60 days’ prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  In December 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the frequency on which the satellite provides services.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed in service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Packout Services Agreement.  In connection with the Spin-off, we entered into a packout services agreement, whereby we had the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries.  This agreement expired on January 1, 2010.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network under which we have the right to purchase remanufactured receivers and accessories from DISH Network for a two-year period ending on January 1, 2010.  In August 2009, we and DISH Network

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

extended this agreement through January 1, 2011 at cost plus a fixed margin, which varies depending on the nature of the equipment.  We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. DISH Network may also terminate this agreement if certain entities acquire it.

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

Tivo.  Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court.  DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  Therefore, during the second quarter 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

Multimedia Patent Trust.  In December 2009, DISH Network agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for all of the costs to settle this lawsuit relating to the period prior to the Spin-off and a portion of such settlement costs relating to the period after the Spin-off.  We have agreed that our contribution towards such settlement costs shall not be applied against our aggregate liability cap under the Receiver Agreement.

International Programming Rights Agreement.  During the three months ended March 31, 2010 and 2009, DISH Network purchased certain international rights for sporting events from us included in “Services and other revenue — DISH Network” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for approximately $2 million and zero dollars, respectively, of which we only retain a certain portion.

Other Agreements

On November 4, 2009, Mr. Roger Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both DISH Network and us.

Related Party Transactions with NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Purchases:
Purchases from NagraStar	$2,820	$4,358

	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$2,775	$3,683
Commitments to purchase from NagraStar	$21,321	$11,836

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $91 million has been satisfied in the form of cash, equipment and services, leaving $21 million remaining under this commitment.  Of the remaining commitment, approximately $10 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.  During the three months ended March 31, 2010, we sold $26 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.  As of March 31, 2010, amounts receivable from Dish Mexico totaled $6 million.

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  As of March 31, 2010, $4 million has been drawn on the line of credit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q, under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

Overview

EchoStar Corporation is a holding company, whose subsidiaries operate two primary business units:

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

•                  “Satellite Services” Business — which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations.  We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers.  We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

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

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $91 million has been satisfied in the form of cash, equipment and services, leaving $21 million remaining under this commitment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Of the remaining commitment, approximately $10 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.  During the three months ended March 31, 2010, we sold $26 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  As of March 31, 2010, $4 million has been drawn on the line of credit.

Dependence on DISH Network.  We currently depend on DISH Network for a substantial portion of the revenue for our “Digital Set-Top Box” business and we expect for the foreseeable future that DISH Network will continue to be the primary source of revenue for each of our businesses.  Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.  In addition, while we expect to sell equipment to other customers, the number of potential new customers for our “Digital Set-Top Box” business is small and may be limited by our common ownership and related management with DISH Network, and our current customer concentration is likely to continue for the foreseeable future.

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

Weakened economic conditions and volatile credit markets may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our “Digital Set-Top Box” business.  Our ability to reduce production costs could be negatively impacted by the economic conditions which could cause inflated pricing as a result of a shortage of available parts.

“Satellite Services” Business

Our satellite services segment consists principally of transponder leasing provided primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers.  We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.  We operate the “Satellite Services” business using our owned and leased in-orbit satellites, multiple digital broadcast centers and other transmission assets.  We are also pursuing expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) has allocated $7.2 billion to expand access to broadband services.  Of this amount, $2.5 billion is administered by the Rural Utilities Service (“RUS”) for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration (“NTIA”) of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas.  Our proposals for broadband stimulus funds in the first round of funding were not granted.  The agencies have announced a second round of funding that will total several billion dollars.  This will include a set-aside of at least $100 million for satellite projects.  We submitted an application, and are currently evaluating whether to submit any additional applications, for the second round of funding.  We cannot be sure if any such applications will be granted, or that they will be granted on acceptable terms.  If any of our applications are granted and we accept the terms of such grant(s), we may become subject to certain regulations promulgated by the agencies.

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

transponders covered by our satellite service agreement with Telesat.  DISH Network is currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012.

During 2008, we entered into a ten-year satellite service agreement with DISH Network for capacity on the QuetzSat-1 satellite.  QuetzSat-1 is expected to be launched in 2011 and will operate at the 77 degree orbital location.  Pursuant to this agreement, DISH Network will receive service from us on 24 of the 32 DBS transponders covered by our satellite service agreement with SES Latin America S.A. (“SES”).

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

Additional Challenges for our “Satellite Services” Business.  Our ability to expand revenues in the “Satellite Services” business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with customers.  As a result, to grow our “Satellite Services” business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer customers differentiated services.  However, there can be no assurance that we would be able to develop or otherwise acquire access to successful new satellite-delivered services or the sales and marketing expertise necessary to sell such services profitably.

In addition, as our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity, which may require us to seek additional financing.  However, there can be no assurance that such financing will be available to fund any such replacement alternatives on terms that would be attractive to us or at all.

Adverse Economic Conditions

Our ability to grow or maintain our business may be adversely affected by weak global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate.  Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships.  These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all.  In particular, current volatile credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may increase our cost of financing and impair our liquidity position.  In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

Furthermore, unfavorable events in the economy, including further deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV, Dish Mexico and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.

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

contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality.  In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time.  Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court.  DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  Therefore, during the second quarter of 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital and there can be no assurance that such capital would be available on terms that would be attractive to us or at all.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

Other Risks

Our profitability is affected by our noncurrent marketable investment securities which are accounted for at fair value.  These securities had a fair value of $511 million and $434 million as of March 31, 2010 and December 31, 2009, respectively.  The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the three months ended March 31, 2010, we recorded a $66 million gain on these investments compared to $7 million for the same period in 2009.  These investments are highly speculative and have experienced and continue to experience significant volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

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

Cost of sales - services and other.  “Cost of sales - services and other” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our capital lease obligations.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss)” plus “Interest expense” net of “Interest income,” “Income taxes” and “Depreciation and amortization.”  This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$385,848	$320,319	$65,529	20.5
Equipment revenue - other	111,703	56,911	54,792	96.3
Services and other revenue - DISH Network	115,060	91,885	23,175	25.2
Services and other revenue - other	14,469	10,432	4,037	38.7
Total revenue	627,080	479,547	147,533	30.8

Costs and Expenses:
Cost of sales - equipment	422,208	327,017	95,191	29.1
% of Total equipment revenue	84.9%	86.7%
Cost of sales - services and other	57,433	52,784	4,649	8.8
% of Total services and other revenue	44.3%	51.6%
Research and development expenses	12,234	9,592	2,642	27.5
% of Total revenue	2.0%	2.0%
Selling, general and administrative expenses	36,790	30,553	6,237	20.4
% of Total revenue	5.9%	6.4%
Depreciation and amortization	57,649	61,949	(4,300)	(6.9)
Total costs and expenses	586,314	481,895	104,419	21.7

Operating income (loss)	40,766	(2,348)	43,114	NM

Other Income (Expense):
Interest income	1,846	9,289	(7,443)	(80.1)
Interest expense, net of amounts capitalized	(11,595)	(7,286)	(4,309)	(59.1)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(537)	1,323	(1,860)	(140.6)
Unrealized gains (losses) on investments accounted for at fair value, net	65,828	6,887	58,941	NM
Other, net	(1,671)	(2,585)	914	35.4
Total other income (expense)	53,871	7,628	46,243	NM

Income (loss) before income taxes	94,637	5,280	89,357	NM
Income tax (provision) benefit, net	(22,891)	(5,925)	(16,966)	NM
Effective tax rate	24.2%	112.2%
Net income (loss)	$71,746	$(645)	$72,391	NM

Other Data:
EBITDA	$162,035	$65,226	$96,809	148.4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $386 million during the three months ended March 31, 2010, an increase of $66 million or 20.5% compared to the same period in 2009.  This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit and a decline in accessory sales.  The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs.  Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

In the near term, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue.  Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network through January 1, 2011, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period.  In addition, if DISH Network’s subscriber growth declines, it may have a material adverse effect on our financial position and results of operations.

Equipment revenue — other.  “Equipment revenue — other” totaled $112 million during the three months ended March 31, 2010, an increase of $55 million or 96.3% compared to the same period in 2009.  This change resulted primarily from a $28 million increase in sales to Bell TV and sales of $26 million to Dish Mexico.  Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same period in 2009 due to a change in sales mix and as a result of the early 2009 amendment to our agreement with Bell TV, discussed below.  The sales to Dish Mexico were in addition to the original commitment associated with our investment in Dish Mexico.

Other than our revenue from DISH Network, a substantial majority of our North American revenue during the three months ended March 31, 2010 was attributable to sales of equipment to Bell TV.  In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV.  The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings.  There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $115 million during the three months ended March 31, 2010, an increase of $23 million or 25.2% compared to the same period in 2009.  The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed in service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements.  See Note 12 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $422 million during the three months ended March 31, 2010, an increase of $95 million or 29.1% compared to the same period in 2009.  This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and Bell TV and sales to Dish Mexico.  “Cost of sales — equipment” represented 84.9% and 86.7% of total equipment sales during the three months ended March 31, 2010 and 2009, respectively.  The improvement in the expense to revenue ratio principally resulted from a shift in the sales mix towards the sale of higher margin digital set-top boxes and related components.

Cost of sales — services and other.  “Cost of sales - services and other” totaled $57 million during the three months ended March 31, 2010, an increase of $5 million or 8.8% compared to the same period during 2009.  This change primarily resulted from an increase in costs associated with transponder leasing partially offset by other services provided to DISH Network.  “Cost of sales - services and other” represented 44.3% and 51.6% of total “Services and other revenue” during the three months ended March 31, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue with relatively low variable costs.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $37 million during the three months ended March 31, 2010, an increase of $6 million or 20.4% compared to the same period in 2009.  This increase was primarily attributable to an increase in personnel costs and in our marketing and advertising expenses.  In addition, during the first quarter of 2009, this expense was positively impacted by the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

collection of a previously reserved receivable.  “Selling, general and administrative expenses” represented 5.9% and 6.4% of “Total revenue” during the three months ended March 31, 2010 and 2009, respectively.  The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the increase in “Total revenue” relative to the increase in expense, discussed previously.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $58 million during the three months ended March 31, 2010, a $4 million or 6.9% decrease compared to the same period in 2009.  The decrease in “Depreciation and amortization” expense was primarily due to lower depreciation expense on EchoStar III and other assets, which became fully depreciated in 2009, partially offset by depreciation expense associated with Nimiq 5 which was placed in service in October 2009.

Interest income.  “Interest income” totaled $2 million during the three months ended March 31, 2010, a $7 million decrease compared to the same period in 2009.  This change resulted from accretion income during the three months ended March 31, 2009 on marketable investment securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $12 million during the three months ended March 31, 2010, a $4 million increase compared to the same period in 2009.  This change resulted from the interest expense associated with the capital lease for Nimiq 5 which was placed in service in October 2009.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” totaled $66 million during the three months ended March 31, 2010, a $59 million increase compared to the same period in 2009.  This change is attributable to increases in fair value related to investments accounted for under the fair value method.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $162 million during the three months ended March 31, 2010, an increase of $97 million compared to the same period in 2009.  EBITDA for the three months ended March 31, 2010 was positively impacted by the increase of $59 million in “Unrealized gains (losses) on investments accounted for at fair value, net.”  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
EBITDA	$162,035	$65,226
Interest expense, net	(9,749)	2,003
Income tax (provision) benefit, net	(22,891)	(5,925)
Depreciation and amortization	(57,649)	(61,949)
Net income (loss)	$71,746	$(645)

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

Income tax (provision) benefit, net.  The income tax provision totaled $23 million during the three months ended March 31, 2010, an increase of $17 million compared to the same period in 2009.  This change resulted primarily from the increase in “Income (loss) before income taxes.”  During the three months ended March 31, 2010, our effective tax rate was impacted by the reversal of valuation allowances against certain deferred tax assets that are

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

capital in nature.  During the three months ended March 31, 2009, our effective tax rate was impacted by the establishment of valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss).  Our net income was $72 million during the three months ended March 31, 2010, an increase of $72 million compared to the same period in 2009.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2010, our cash, cash equivalents and current marketable investment securities totaled $924 million compared to $829 million as of December 31, 2009, an increase of $95 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to a cash payment received from DISH Network of $103 million for the assignment of a launch contract, cash generated from operations of $29 million and an increase of $27 million in the value of certain marketable investment securities, partially offset by capital expenditures of $32 million, purchases of strategic investments of $19 million and repayment of debt of $13 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of March 31, 2010 and December 31, 2009, we held VRDNs with fair values of $228 million and $399 million, respectively.

The following discussion highlights our cash flow activities during the three months ended March 31, 2010.

Cash Flow

Cash flows from operating activities

For the three months ended March 31, 2010, we reported net cash flows from operating activities of $29 million.  This amount is primarily comprised of net income adjusted for “Depreciation and amortization” and “Unrealized gains (losses) on investments accounted for at fair value, net” of $64 million, partially offset by changes in working capital of $36 million.

Cash flows from investing activities

For the three months ended March 31, 2010, we reported net cash inflows from investing activities of $124 million primarily related to a payment received from DISH Network of $103 million for the assignment of a launch contract, net sales of marketable investment securities of $72 million, partially offset by capital expenditures of $32 million and purchases of strategic investments of $19 million.  The capital expenditures include $19 million of satellite related capital expenditures and $13 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2010, we reported net cash outflows from financing activities of $12 million primarily resulting from repayment of debt.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Stock Repurchases

We are currently authorized by our Board of Directors to repurchase up to $500 million of our Class A common stock through and including December 31, 2010.  As of March 31, 2010, the full amount of the $500 million authorization remains available under the plan.

Contractual Obligations

As of March 31, 2010, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,219	$684	$749	$808	$871	$940	$3,167
Capital lease obligations	439,420	37,626	53,055	57,728	63,656	65,745	161,610
Interest expense on long-term debt and capital lease obligations	244,812	30,554	36,671	31,834	26,502	20,616	98,635
Satellite-related obligations	1,175,075	159,315	188,164	113,989	80,972	77,802	554,833
Operating lease obligations	12,793	4,825	4,397	2,145	966	460	—
Purchase and other obligations	529,633	529,633	—	—	—	—	—
Total	$2,408,952	$762,637	$283,036	$206,504	$172,967	$165,563	$818,245

Future commitments related to satellites, including one satellite launch contract, are included in the table above under “Satellite-related obligations.”

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations.

The table above does not include $15 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of March 31, 2010.  We do not expect any portion of this amount to be paid or settled within the next twelve months.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During the first quarter of 2010, SES World Skies notified us that AMC-16 had experienced a solar-power anomaly which caused a power loss further reducing its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  Effective in early March 2010, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $35 million.

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $91 million has been satisfied in the form of cash, equipment and services, leaving $21 million remaining under this commitment, included in the table captioned “Contractual Obligations and Off-Balance Sheet Arrangements” under “Purchase and other obligations.”  Of the remaining commitment, approximately $10 million is expected to be paid in cash and the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

remaining amounts may be satisfied in the form of certain services or equipment.  During the three months ended March 31, 2010, we sold $26 million of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  As of March 31, 2010, $4 million has been drawn on the line of credit.

Off-Balance Sheet Arrangements

In general, we do not engage in off-balance sheet financing activities.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services.  As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.  In addition, if we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality.  In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time.  Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court.  DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  Therefore, during the second quarter of 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital and there can be no assurance that such capital would be available on terms that would be attractive to us or at all.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) has allocated $7.2 billion to expand access to broadband services.  Of this amount, $2.5 billion is administered by the Rural Utilities Service (“RUS”) for deployment of broadband projects in rural, unserved and underserved communities across the United States and $4.7 billion has been allocated to the National Telecommunications and Information Administration (“NTIA”) of the United States Department of Commerce to fund broadband initiatives throughout the U.S, including unserved and underserved areas.  Our proposals for broadband stimulus funds in the first round of funding were not granted.  The agencies have announced a second round of funding that will total several billion dollars.  This will include a set-aside of at least $100 million for satellite projects.  We submitted an application, and are currently evaluating whether to submit any additional applications, for the second round of funding.  We cannot be sure if any such applications will be granted, or that they will be granted on acceptable terms.  If any of our applications are granted and we accept the terms of such grant(s), we may become subject to certain regulations promulgated by the agencies.

New Accounting Pronouncements

Revenue Recognition — Multiple-Deliverable Arrangements

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $924 million.  Of that amount, a total of $769 million was invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our March 31, 2010 current non-strategic investment portfolio of $769 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $15 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months March 31, 2010 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $155 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $16 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2010, we had $18 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of March 31, 2010, we had $656 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes.  We account for these investments under the cost, equity and/or fair value methods of accounting.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.  A hypothetical 10% adverse change in the price of these nonpublic debt and equity instruments would result in a decrease of approximately $66 million in the fair value of these investments.

Long-Term Debt

As of March 31, 2010, we had $447 million of long-term debt, of which $439 million represents our capital lease obligations, which are not subject to fair value disclosure requirements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

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

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast. In 2005, the United States Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a reexamination request with the United States Patent and Trademark Office.  The District Court has stayed the Charter case pending reexamination, and our case has been stayed pending resolution of the Charter case.

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

PART II – OTHER INFORMATION-Continued

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement.  Finisar alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

During 2006, we and DISH Network, together with NagraStar LLC, filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent.  Finisar brought counterclaims against us, DISH Network and NagraStar alleging that we infringed the ‘505 patent.  During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial.  On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice.  Finisar then agreed to dismiss its counterclaims against us, DISH Network and NagraStar without prejudice.  We also agreed to dismiss our Declaratory Judgment action without prejudice.

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc, a subsidiary of ours, and several other defendants, in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (“the ‘362 patent”) and United States Patent No. 7,225,436 (“the ‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers.  We are

PART II – OTHER INFORMATION-Continued

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

In June 2009, the United States District Court granted Tivo’s motion for contempt, finding that our original alternative technology was not more than colorably different than the products found by the jury to infringe Tivo’s patent, that the original alternative technology still infringed the software claims, and that even if the original alternative technology was “non-infringing,” the original injunction by its terms required that DISH Network disable DVR functionality in all but approximately 192,000 digital set-top boxes in the field.  The District Court also amended its original injunction to require that we inform the court of any further attempts to design around Tivo’s patent and seek approval from the court before any such design-around is implemented. The District Court awarded Tivo $103 million in supplemental damages and interest for the period from September 2006 through April 2008, based on an assumed $1.25 per subscriber per month royalty rate.  DISH Network posted a bond to secure that award pending appeal of the contempt order.  On July 1, 2009, the Federal Circuit Court of Appeals granted a permanent stay of the District Court’s contempt order pending resolution of our appeal.

PART II – OTHER INFORMATION-Continued

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions, but has ordered that enforcement of any sanctions award will be stayed pending resolution of our appeal of the contempt order.  Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs.  We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction.  We also challenged Tivo’s calculation of profits.

On August 3, 2009, the Patent and Trademark Office (the “PTO”) issued an initial office action rejecting the software claims of United States Patent No. 6,233,389 (the’389 patent) as being invalid in light of two prior patents.  These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing.  We believe that the PTO’s conclusions are relevant to the issues on appeal as well as the pending sanctions proceedings in the District Court.  The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions.  In partially granting Tivo’s motion for contempt sanctions, the District Court awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month).  By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order).  The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings.  On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment.  As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals.  On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision.  We filed a petition for en banc review of that decision by the full Federal Circuit and requested that the District Court approve the implementation of one of our new design-around options on an expedited basis.  There can be no assurance that our petition for en banc review will be granted, and historically such petitions have rarely been granted.  Nor can there be any assurance that the District Court will approve the implementation of one of our design-around options.  Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we would be required to cease distribution of digital set-top boxes with DVR functionality.  In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time.  Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes.  The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

If we are successful in overturning the District Court’s ruling on Tivo’s motion for contempt, but unsuccessful in defending against any subsequent claim in a new action that our original alternative technology or any potential new alternative technology infringes Tivo’s patent, we could be prohibited from distributing DVRs.  In that event we would be at a significant disadvantage to our competitors who could continue offering DVR functionality and the adverse effect on our business would be material.

PART II – OTHER INFORMATION-Continued

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the Court.  DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We have agreed to contribute an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  Therefore, during the second quarter of 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) of $5 million to reflect this contribution.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

If we become liable for any portion of these damages or sanctions, we may be required to raise additional capital at a time and in circumstances in which we would normally not raise capital and there can be no assurance that such capital would be available on terms that would be attractive to us or at all.  Therefore, any capital we raise may be on terms that are unfavorable to us, which might adversely affect our financial position and results of operations and might also impair our ability to raise capital on acceptable terms in the future to fund our own operations and initiatives.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity.

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2009 includes a detailed discussion of our risk factors.  During the three months ended March 31, 2010, there were no material changes in risk factors as previously disclosed.

PART II – OTHER INFORMATION-Continued

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2010 through March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
				(In thousands)
January 1 - January 31, 2010	—	$—	—	$500,000
February 1 - February 28, 2010	—	$—	—	$500,000
March 1 - March 31, 2010	—	$—	—	$500,000
Total	—		—	$500,000

(a)          Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock.  On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our Class A common stock through and including December 31, 2010.  Purchases under the plan may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase all of the shares authorized for repurchase under this plan and we may also enter into additional share repurchase plans authorized by our Board of Directors.

Item 6.    EXHIBITS

(a)       Exhibits.

10.1☐

Stock Purchase Agreement by and among Deutsche Bank México, S.A., Institución de Banca Múltiple, División Fiduciaria, solely and exclusively as trustee in the Irrevocable Administration Trust Agreement No. F/589 dated November 28, 2006, and Nacional Financiera, S.N.C., Institución de Banca de Desarrollo, Dirección Fiduciaria, solely and exclusively as trustee in the Irrevocable Administration Trust Agreement No. 80501 dated November 28, 2006, Satélites Mexicanos, S.A. de C.V., a Sociedad Anónima de Capital Variable, and EchoStar Satellite Acquisition L.L.C., and for the purposes of Section 6.21 only, EchoStar Corporation, dated as of February 26, 2010.*

31.1☐	Section 302 Certification of Chief Executive Officer.
31.2☐	Section 302 Certification of Chief Financial Officer.
32.1☐	Section 906 Certification of Chief Executive Officer.
32.2☐	Section 906 Certification of Chief Financial Officer.

☐                                    Filed herewith.

*                                         Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ Michael T. Dugan
Michael T. Dugan
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Bernard L. Han
Bernard L. Han
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:  May 10, 2010