Form 10-Q
period 2010-06-30
EchoStar CORP
filed 2010-08-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2010, the registrant’s outstanding common stock consisted of 37,455,117 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

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

•

We currently depend on DISH Network Corporation, or DISH Network, and Bell TV for substantially all of our revenue. The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes, transponder leasing, digital broadcast operations and/or other products or services to, DISH Network would significantly reduce our revenue and adversely impact our results of operations. The loss of, or a significant reduction in, orders from or a decrease in selling prices of digital set-top boxes and/ or other products and services to Bell TV would significantly reduce our revenue and adversely impact our results of operations.

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

•

Our reliance on a single supplier or a limited number of suppliers for several components used in our digital set-top boxes could restrict production, result in higher digital set-top box costs and delay deliveries to customers.

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

ii

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

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$122,318	$23,330
Marketable investment securities	797,235	805,832
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	339,146	373,454
Trade accounts receivable - other, net of allowance for doubtful accounts of $5,038 and $5,605, respectively	58,011	84,178
Inventory	38,049	53,014
Deferred tax assets	7,091	5,053
Other current assets	33,887	18,997

Total current assets	1,395,737	1,363,858

Noncurrent Assets:
Restricted cash and marketable investment securities	17,216	18,003
Property and equipment, net of accumulated depreciation of $1,679,624 and $1,609,077, respectively	1,251,554	1,233,185
FCC authorizations	69,810	69,810
Intangible assets, net	135,170	151,813
Marketable and other investment securities	611,210	562,019
Other noncurrent assets, net	71,115	69,380

Total noncurrent assets	2,156,075	2,104,210

Total assets	$3,551,812	$3,468,068

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$188,275	$171,335
Trade accounts payable - DISH Network	11,498	38,347
Accrued royalties	21,979	22,052
Accrued expenses and other	88,321	78,070
Current portion of long-term debt and capital lease obligations	39,909	54,206

Total current liabilities	349,982	364,010

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	382,357	392,163
Deferred tax liabilities	49,659	31,588
Other long-term liabilities	15,708	15,457

Total long-term obligations, net of current portion	447,724	439,208

Total liabilities	797,706	803,218

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 42,986,125 and 42,655,772 shares issued, 37,453,807 and 37,157,314 shares outstanding, respectively	43	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,291,971	3,278,680
Accumulated other comprehensive income (loss)	123,421	77,120
Accumulated earnings (deficit)	(563,215)	(593,484)
Treasury stock, at cost	(98,162)	(97,557)

Total stockholders’ equity (deficit)	2,754,106	2,664,850

Total liabilities and stockholders’ equity (deficit)	$3,551,812	$3,468,068

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Equipment revenue - DISH Network	$382,839	$204,284	$768,687	$524,603
Equipment revenue - other	86,863	70,077	198,566	126,988
Services and other revenue - DISH Network	118,806	99,484	233,866	191,369
Services and other revenue - other	14,541	9,303	29,010	19,735

Total revenue	603,049	383,148	1,230,129	862,695

Costs and Expenses:
Cost of sales - equipment	404,000	231,637	826,208	558,654
Cost of sales - services and other (exclusive of depreciation shown below - Note 6)	60,420	48,267	117,853	101,051
Research and development expenses	12,391	11,222	24,625	20,814
Selling, general and administrative expenses	33,345	27,099	65,976	52,894
General and administrative expenses - DISH Network	4,554	8,498	8,713	13,256
Depreciation and amortization (Note 6)	57,026	59,475	114,675	121,424

Total costs and expenses	571,736	386,198	1,158,050	868,093

Operating income (loss)	31,313	(3,050)	72,079	(5,398)

Other Income (Expense):
Interest income	3,843	5,489	5,689	14,778
Interest expense, net of amounts capitalized	(10,206)	(7,229)	(21,801)	(14,515)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(21,468)	(4,277)	(22,005)	(2,954)
Unrealized gains (losses) on investments accounted for at fair value, net	(22,021)	110,063	43,807	116,950
Other, net	(6,559)	(2,460)	(8,230)	(5,045)

Total other income (expense)	(56,411)	101,586	(2,540)	109,214

Income (loss) before income taxes	(25,098)	98,536	69,539	103,816
Income tax (provision) benefit, net	(16,379)	2,536	(39,270)	(3,389)

Net income (loss)	(41,477)	101,072	30,269	100,427
Less: Net income (loss) attributable to noncontrolling interest	—	(742)	—	(742)

Net income (loss) attributable to EchoStar common shareholders	$(41,477)	$101,814	$30,269	$101,169

Comprehensive Income (Loss):
Net income (loss)	$(41,477)	$101,072	$30,269	$100,427
Foreign currency translation adjustments	(208)	1,420	(598)	1,163
Unrealized holding gains (losses) on available-for-sale securities	20,227	39,809	46,896	166,529
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	3	(1,183)	3	(2,506)
Deferred income tax (expense) benefit	—	(15,395)	—	(60,409)

Comprehensive income (loss)	(21,455)	125,723	76,570	205,204
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	(742)	—	(742)

Comprehensive income (loss) attributable to EchoStar common shareholders	$(21,455)	$126,465	$76,570	$205,946

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,102	86,539	84,979	86,505

Diluted	85,102	86,609	85,078	86,805

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$(0.49)	$1.18	$0.36	$1.17

Diluted net income (loss) per share attributable to EchoStar common shareholders	$(0.49)	$1.18	$0.36	$1.17

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$30,269	$100,427
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	114,675	121,424
Equity in losses (earnings) of affiliates	8,219	4,922
Unrealized and realized (gains) losses on marketable investment securities and other investments	22,005	2,954
Unrealized (gains) losses on investments accounted for at fair value, net	(43,807)	(116,950)
Non-cash, stock-based compensation	7,301	6,861
Deferred tax expense (benefit)	14,751	(4,877)
Other, net	3,557	(7,777)
Change in noncurrent assets	2,274	(636)
Changes in current assets and current liabilities, net	(41,290)	11,209

Net cash flows from operating activities	117,954	117,557

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,200,898)	(633,816)
Sales and maturities of marketable investment securities	1,256,326	728,271
Purchases of property and equipment	(103,698)	(105,746)
Capital transaction with DISH Network in connection with the launch service (Note 13)	102,913	—
Change in restricted cash and marketable investment securities	787	(9,050)
Purchase of strategic investments included in marketable and other investment securities	(38,051)	(31,247)
Other, net	(393)	6,155

Net cash flows from investing activities	16,986	(45,433)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(37,510)	(26,592)
Class A common stock repurchases	(605)	(7,502)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	2,163	960

Net cash flows from financing activities	(35,952)	(33,134)

Net increase (decrease) in cash and cash equivalents	98,988	38,990
Cash and cash equivalents, beginning of period	23,330	24,467

Cash and cash equivalents, end of period	$122,318	$63,457

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,196	$14,039

Cash received for interest	$7,903	$13,010

Cash paid for income taxes	$9,190	$25,168

Employee benefits paid in Class A common stock	$3,814	$1,373

Satellites and other assets financed under capital lease obligations	$48,091	$2,083

Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$34,693	$—

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

Principal Business

EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two primary business units:

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers. We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (“2009 10-K/A”). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations. Weakened economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to the Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

As of June 30, 2010 and December 31, 2009, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. Disclosure regarding fair value of capital leases is not required.

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3.	Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar common shareholders” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands, except per share amounts	2010	2009	2010	2009

Net income (loss) attributable to EchoStar common shareholders	$(41,477)	$101,814	$30,269	$101,169

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,102	86,539	84,979	86,505
Dilutive impact of stock awards outstanding	—	70	99	300

Diluted	85,102	86,609	85,078	86,805

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$(0.49)	$1.18	$0.36	$1.17

Diluted net income (loss) per share attributable to EchoStar common shareholders	$(0.49)	$1.18	$0.36	$1.17

We had a net loss for the three months ended June 30, 2010, therefore, the effect of stock awards is excluded from the computation of diluted earnings (loss) per share since the effect is antidilutive. As of June 30, 2010 and 2009, there were stock awards to purchase 5.6 million and 4.8 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a performance-based stock incentive plan is contingent upon meeting a certain company goal which is not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2010	2009
	(In thousands)
Performance-based options	712	796
Restricted Performance Units	97	104

Total	809	900

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$312,630	$398,630
Current marketable investment securities - strategic	176,186	126,622
Current marketable investment securities - other	308,419	280,580

Total marketable investment securities - current	797,235	805,832
Restricted marketable investment securities (1)	2,215	2,995

Total	799,450	808,827

Restricted cash and cash equivalents (1)	15,001	15,008

Marketable and other investment securities - noncurrent:
Marketable and other investment securities - cost method	19,685	33,288
Marketable and other investment securities - equity method	115,970	94,826
Marketable and other investment securities - fair value method	475,555	433,905

Total marketable and other investment securities - noncurrent	611,210	562,019

Total marketable investment securities, restricted cash and other investment securities	$1,425,661	$1,385,854

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of June 30, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio therefore depends on those issuers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Marketable and Other Investment Securities - Noncurrent

We account for our unconsolidated debt and equity investments under the fair value, equity and/or cost method of accounting. We have several strategic investments in certain equity securities that are included in noncurrent “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.

Marketable and Other Investment Securities – Cost and Equity

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

Marketable and Other Investment Securities – Fair Value

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

Subsequent to June 30, 2010, the fair value of these investments continue to be significantly impacted by changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2010 and December 31, 2009, we had accumulated net unrealized gains of $124 million and $77 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against any deferred tax assets that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of June 30, 2010				As of December 31, 2009
	Marketable Investment	Unrealized			Marketable Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$312,630	$—	$—	$—	$398,630	$—	$—	$—
Other (including restricted)	350,978	21,769	(613)	21,156	316,793	15,696	(137)	15,559
Equity securities:
Other	135,842	102,585	(111)	102,474	93,404	61,172	—	61,172

Total marketable investment securities	$799,450	$124,354	$(724)	$123,630	$808,827	$76,868	$(137)	$76,731

As of June 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $614 million with contractual maturities of one year or less and $50 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category. As of June 30, 2010, the unrealized losses in our investments in equity securities represent an investment in the common stock of one company in the consumer electronics industry. We are not aware of any specific factors indicating the unrealized loss in this investment is due to anything other than temporary market fluctuations. We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

Investment Category	Primary Reason for Unrealized Loss	As of June 30, 2010
		Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$153,053	$121,308	$(548)	$15,294	$(37)	$16,451	$(28)
Equity securities	Temporary market fluctuations	619	619	(111)	—	—	—	—

Total		$153,672	$121,927	$(659)	$15,294	$(37)	$16,451	$(28)

Investment Category	Primary Reason for Unrealized Loss	As of December 31, 2009
		Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

Total		$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

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

•

Level 2, defined as observable inputs including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	Total Fair Value as of June 30, 2010				Total Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$312,630	$—	$312,630	$—	$398,630	$—	$398,630	$—
Other (including restricted)	350,978	2,218	348,760	—	316,793	2,998	313,795	—

Equity securities	135,842	135,842	—	—	93,404	93,404	—	—

Marketable and other investment securities - noncurrent	475,555	14,850	—	460,705	433,905	28,200	339,677	66,028

Total assets at fair value	$1,275,005	$152,910	$661,390	$460,705	$1,242,732	$124,602	$1,052,102	$66,028

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$66,028
Net realized and unrealized gains (losses) included in earnings	2,223
Purchases, issuances and settlements, net	5,181
Transfers from level 2 to level 3	387,273

Balance as of June 30, 2010	$460,705

Transfers from level 2 into level 3 are due to a lack of observable market data for these securities during the three months ended June 30, 2010.

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$8	$2,494	$8	$3,817
Marketable and other investment securities - other-than-temporary impairments	(21,476)	(6,771)	(22,013)	(6,771)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$(21,468)	$(4,277)	$(22,005)	$(2,954)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Investment in TerreStar

We account for our investment in TerreStar using the fair value method of accounting. We have the right to appoint two representatives on TerreStar’s Board of Directors and have the ability to exert significant influence and believe that the fair value approach provides our investors with the most meaningful information. During January 2010, our two representatives on TerreStar’s Board of Directors resigned.

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

	For the Three Months Ended March 31,
Statements of Operations Data (unaudited):	2010	2009
	(In thousands)
Revenue	$3,000	$—

Operating expenses	$50,114	$35,952

Net income (loss) from continuing operations	$(64,458)	$(49,463)

Net income (loss)	$(64,458)	$(49,463)

Net income (loss) available to common stockholders	$(66,474)	$(52,077)

In May 2010, TerreStar filed its quarterly report on Form 10-Q for the three months ended March 31, 2010. This report included disclosure that:

•

Based on TerreStar’s current plans, there is substantial doubt that its available cash balance, investments and available borrowing capacity as of March 31, 2010 will be sufficient to satisfy the projected funding needs for all of 2010;

•	TerreStar will require additional funding in the second quarter of 2010;

•	TerreStar cannot guarantee that financing will be available or available on favorable terms; and

•	If TerreStar fails to obtain necessary financing on a timely basis, it may be forced to curtail operations or take other actions that will impact its ability to conduct its operations as planned.

In addition, in the “Report of Independent Registered Public Accounting Firm” included in TerreStar’s Form 10-K for the year ended December 31, 2009, dated March 16, 2010, Ernst & Young LLP expressed an unqualified opinion on the consolidated balance sheet of TerreStar Corporation as of December 31, 2009 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended that included the following:

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Inventory

Inventory consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$19,535	$32,988
Raw materials	15,547	16,647
Work-in-process	2,967	3,379

Inventory	$38,049	$53,014

6.	Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Satellites	$22,902	$25,570	$47,438	$51,141
Furniture, fixtures, equipment and other	24,246	24,011	47,488	50,581
Identifiable intangible assets subject to amortization	8,266	8,265	16,530	16,528
Buildings and improvements	1,612	1,629	3,219	3,174

Total depreciation and amortization	$57,026	$59,475	$114,675	$121,424

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites

We currently utilize six owned and four leased satellites in geostationary orbit approximately 22,300 miles above the equator. Three of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.

Certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining life and commercial operation. There can be no assurance that future anomalies will not further impact the remaining life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We do not anticipate carrying insurance for any of the in-orbit satellites that we own, and therefore will bear the risk of any in-orbit failures. Recent developments with respect to our satellites are discussed below.

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

Leased Satellites

AMC-16. AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. Effective in early March 2010, our monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value were lowered by approximately $35 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Intangible Assets

As of June 30, 2010 and December 31, 2009, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2010		December 31, 2009
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$190,566	$(100,047)	$190,566	$(91,733)
Customer relationships	23,632	(21,635)	23,600	(17,700)
Technology-based	73,314	(30,660)	73,314	(26,234)

Total	$287,512	$(152,342)	$287,480	$(135,667)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years. Amortization was $8 million for each of the three months ended June 30, 2010 and 2009. Amortization was $17 million for each of the six months ended June 30, 2010 and 2009, respectively.

Estimated future amortization of our identifiable intangible assets as of June 30, 2010 is as follows (in thousands):

For the Years Ended December 31,
2010 (remaining six months)	$14,710
2011	25,012
2012	23,191
2013	23,187
2014	21,976
Thereafter	27,094

Total	$135,170

8.	Long-Term Debt

Capital Lease Obligations

As of June 30, 2010 and December 31, 2009, we had $529 million and $509 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $255 million and $240 million, respectively.

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation expense - capital leases	$6,783	$4,575	$15,201	$9,151

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2010 are as follows (in thousands):

For the Years Ended December 31,
2010 (six months remaining)	$37,828
2011	117,910
2012	116,998
2013	116,998
2014	111,410
Thereafter	401,939

Total minimum lease payments	903,083
Less: Amount representing use of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(260,886)

Net minimum lease payments	642,197
Less: Amount representing interest	(227,141)

Present value of net minimum lease payments	415,056
Less: Current portion	(39,214)

Long-term portion of capital lease obligations	$375,842

9.	Stockholders’ Equity (Deficit)

Common Stock Repurchase Program

We are currently authorized by our Board of Directors to repurchase up to $500 million of our Class A common stock through and including December 31, 2010. During the six months ended June 30, 2010, we repurchased 34 thousand shares of our common stock for $605,000. As of June 30, 2010, we may repurchase up to $499 million under this plan.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of June 30, 2010, we had outstanding under these plans stock options to acquire 8.0 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted prior to and on June 30, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of June 30, 2010, we had 6.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of June 30, 2010, the following stock awards were outstanding:

	As of June 30, 2010
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	6,881,256	65,540	3,653,102	379,103
Held by DISH Network employees	1,086,364	59,767	N/A	N/A

Total	7,967,620	125,307	3,653,102	379,103

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock Award Activity

Our stock option activity for the six months ended June 30, 2010 was as follows:

	For the Six Months Ended June 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,203,101	$24.85
Granted	1,038,000	19.10
Exercised	(74,766)	14.21
Forfeited and cancelled	(198,715)	41.62

Total options outstanding, end of period	7,967,620	23.54

Performance-based options outstanding, end of period (1)	712,150	25.38

Exercisable at end of period	2,460,525	26.41

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2010 and 2009 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$252	$148	$952	$292

Based on the closing market price of our Class A common stock on June 30, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$5,934	$1,194

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our restricted stock unit activity for the six months ended June 30, 2010 was as follows:

	For the Six Months Ended June 30, 2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	130,040	$27.78
Granted	—	—
Vested	—	—
Forfeited and cancelled	(4,733)	27.38

Total restricted stock units outstanding, end of period	125,307	27.79

Restricted performance units outstanding, end of period (1)	96,757	26.59

(1)	These restricted performance units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these restricted performance units is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$18,407	$10,389
EchoStar awards held by EchoStar employees	3,606	2,032

Total	$22,013	$12,421

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Of the 8.0 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of June 30, 2010, the following awards were outstanding pursuant to the 2005 LTIP:

	As of June 30, 2010
	Number of Awards	Weighted- Average Exercise Price
Stock options	712,150	$25.38
Restricted performance units	96,757

Total	808,907

Other Employee Performance Awards. Our employees who were hired prior to the Spin-off are eligible to receive a DISH Network stock award. Vesting of this award is contingent upon meeting a certain company-specific goal, which is currently not probable of being achieved. While DISH Network is responsible for fulfillment of this award, we would have incurred compensation expense of approximately $2 million had achievement of the goal been probable as of June 30, 2010.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Research and development expenses	$971	$998	$2,128	$1,937
Selling, general and administrative expenses	2,088	2,409	5,173	4,924

Total non-cash, stock based compensation	$3,059	$3,407	$7,301	$6,861

As of June 30, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $34 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.4% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The fair value of each stock award for the three and six months ended June 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	2.14%	2.92%	2.14% - 2.97%	2.00% - 2.92%
Volatility factor	31.51%	28.91%	31.00% - 31.51%	28.48% - 28.91%
Expected term of options in years	6.1	6.3	6.1	6.2 - 6.3
Weighted-average fair value of options granted	$6.66	$5.58	$6.66 - $7.38	$4.76 - $5.58

We do not currently intend to pay dividends on our common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from other valuation models. Further, the Black-Scholes option valuation model requires the input of subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. Therefore, we do not believe the existing models provide as reliable a single measure of the fair value of stock-based compensation awards as a market-based model would.

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

11.	Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,210	$675	$749	$808	$871	$940	$3,167
Capital lease obligations	415,056	13,116	53,202	57,728	63,656	65,745	161,609
Interest expense on long-term debt and capital lease obligations	229,919	15,660	36,673	31,834	26,502	20,616	98,634
Satellite-related obligations	1,131,894	117,483	139,314	161,489	80,972	77,802	554,834
Operating lease obligations	13,165	3,417	5,105	2,755	1,249	602	37
Purchase and other obligations	371,803	371,803	—	—	—	—	—

Total	$2,169,047	$522,154	$235,043	$254,614	$173,250	$165,705	$818,281

Future commitments related to satellites, including one satellite launch contract, are included in the table above under “Satellite-related obligations.”

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations.

The table above does not include $15 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of June 30, 2010. We do not expect any portion of this amount to be paid or settled within the next twelve months.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. We believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.	Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition, we operate as two business units.

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers. We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Digital set-top box	$532,257	$338,088	$1,091,525	$771,945
Satellite services	66,077	40,417	129,634	81,352
All other	4,715	4,643	8,970	9,398

Total revenue	$603,049	$383,148	$1,230,129	$862,695

Net income (loss) attributable to EchoStar common shareholders:
Digital set-top box	$822	$(10,743)	$11,230	$(18,575)
Satellite services	7,473	(1,923)	13,424	(3,435)
All other	(49,772)	114,480	5,615	123,179

Total net income (loss) attributable to EchoStar common shareholders	$(41,477)	$101,814	$30,269	$101,169

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Geographic Information and Transactions with Major Customers

Geographic Information. Revenues are attributed to geographic regions based upon the location where the goods and services are provided. North American revenue includes transactions with North American customers. All other revenue includes transactions with customers in Europe, Asia, South America, and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the North American and foreign locations.

	As of
Long-lived assets, including FCC authorizations:	June 30, 2010	December 31, 2009
	(In thousands)

North America	$1,414,015	$1,411,292
All Other	42,519	43,516

Total	$1,456,534	$1,454,808

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2010	2009	2010	2009
	(In thousands)
North America	$592,502	$374,022	$1,208,724	$843,089
All Other	10,547	9,126	21,405	19,606

Total	$603,049	$383,148	$1,230,129	$862,695

Transactions with Major Customers. During the three and six months ended June 30, 2010 and 2009, our revenue primarily included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Total revenue:
DISH Network	$501,645	$303,768	$1,002,553	$715,972
Bell TV	50,000	53,505	123,308	98,962
Other	51,404	25,875	104,268	47,761

Total revenue	$603,049	$383,148	$1,230,129	$862,695

Percentage of total revenue:
DISH Network	83.2%	79.3%	81.5%	83.0%

Bell TV	8.3%	14.0%	10.0%	11.5%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

13.	Related Party Transactions

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

In the near term, we expect that DISH Network will remain our principal customer. However, the agreements pursuant to which DISH Network purchases digital set-top boxes or digital broadcast operation services from us expire on January 1, 2012. Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties before that date, there could be a significant adverse effect on our business, results of operations and financial position.

Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

“Equipment revenue – DISH Network”

Receiver Agreement. In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from us. During July 2010, DISH Network exercised its right to extend the receiver agreement until January 1, 2012. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, we provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon sixty days written notice to us. We may terminate the receiver agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“Services and other revenue – DISH Network”

Broadcast Agreement. In connection with the Spin-off, DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services. During July 2010, DISH Network exercised its right to extend the broadcast agreement until January 1, 2012. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon sixty days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network is obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Broadcast Agreement for Certain Sports Related Programming. During May 2010, DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with their carriage of certain sports related programming. The term of this agreement is for ten years. If DISH Network terminates this agreement for a reason other than our breach, DISH Network is generally obligated to reimburse us for any direct costs we incur related to any such termination that they cannot reasonably mitigate. The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Agreements. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases certain satellite capacity on certain satellites owned or leased by us. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite. The term of each of the leases is set forth below:

EchoStar III, VI, VIII, and XII. DISH Network leases certain satellite capacity from us on EchoStar III, VI, VIII, and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised.

EchoStar XVI. DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite. There can be no assurance that any options to renew this agreement will be exercised. EchoStar XVI is expected to be completed during 2012.

EchoStar XV. EchoStar XV is owned by DISH Network and is operated at the 61.5 degree orbital location. The FCC has granted us an authorization to operate the satellite at the 61.5 degree orbital location. For so long as EchoStar XV remains in service at the 61.5 degree orbital location, DISH Network is obligated to pay us a fee which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement. During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and DISH Network are currently receiving service on 21 of these DBS transponders and will receive service on the remaining 11 DBS transponders over a phase-in period that will be completed in 2012.

Under the terms of the DISH Telesat Agreement, DISH Network makes certain monthly payments to us that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service. Upon expiration of the initial term DISH Network has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Launch Service. On December 21, 2009, we assigned certain of our rights under a launch contract to DISH Network for its fair value of $103 million. We recorded the assignment of these rights at our net book value of $89 million and recorded the $14 million difference between our carrying value and DISH Network’s purchase price as a capital transaction to DISH Network.

QuetzSat-1 Lease Agreement. During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”), which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location in 2011. During 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us. The remaining eight DBS transponders on QuetzSat-1 are expected to be used by Dish Mexico.

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

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2011. DISH Network has the right, but not the obligation, to extend the agreement for up to one additional year. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. DISH Network may terminate the TT&C agreement for any reason upon sixty days prior written notice.

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

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2011.

Meridian Lease Agreement. During August 2010, DISH Network exercised their right to extend this lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado until January 1, 2012. DISH Network has the right to extend the Meridian Lease Agreement for one additional year.

Santa Fe Lease Agreement. During August 2010, DISH Network exercised their right to extend this lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado until January 1, 2012. DISH Network has the right to extend the Santa Fe Lease Agreement for one additional year.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

EDN Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia, is for a period of three years, ending on April 30, 2011.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all digital set-top boxes and related accessories that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon sixty days prior written notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

Satellite Procurement Agreement. In connection with the Spin-off, we entered into a satellite procurement agreement pursuant to which DISH Network had the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network. The satellite procurement agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010, DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network pursuant to the Professional Services Agreement as described below.

Services Agreement. In connection with the Spin-off, we entered into a services agreement pursuant to which DISH Network had the right, but not the obligation, to receive logistics, procurement and quality assurance services from us. This agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010, DISH Network shall continue to have the right, but not the obligation, to receive from us certain of the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed below.

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

Weather Related Programming Agreement. During May 2010, DISH Network entered into an agreement pursuant to which, among other things, we agreed to develop certain weather related programming and DISH Network received the right to distribute such programming. The fees for the content provided under this agreement depend, among other things, upon the cost to develop and provide such content. This agreement was terminated during June 2010.

International Programming Rights Agreement. DISH Network purchased certain international rights for sporting events from us included in “Services and other revenue – DISH Network” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which we only retain a certain portion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“General and administrative expenses – DISH Network”

Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us. Specifically, Stanton Dodge and Paul W. Orban remain employed by DISH Network, but also serve as our Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier (i) by us at any time upon at least 30 days’ prior written notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH Network upon written notice to us, following certain changes in control.

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

Transition Services Agreement. In connection with the Spin-off, we entered into a transition services agreement with DISH Network pursuant to which we had the right, but not the obligation, to receive the following services from DISH Network: finance, information technology, benefits administration, travel and event coordination, human resources, human resources development (training), program management, internal audit, legal, accounting and tax, and other support services. The fees for the services provided under the transition services agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided. The transition services agreement expired on January 1, 2010. However, we and DISH Network have agreed that following January 1, 2010 we shall continue to have the right, but not the obligation, to receive from DISH Network certain of the services previously provided under the transition services agreement pursuant to the Professional Services Agreement, as discussed below.

Professional Services Agreement. During December 2009, we and DISH Network agreed that following January 1, 2010, we shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, following January 1, 2010, DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (as discussed above, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from us (as discussed above, previously provided under the services agreement). The professional services agreement has a term of one year ending on January 1, 2011, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party at the end of the then-current term, upon at least 60 days’ prior notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon 30 days notice.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other Agreements – DISH Network

Satellite Capacity Leased from DISH Network. In December 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite. During the three and six months ended June 30, 2010, the amount of those fees included in “Cost of sales – services and other” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were approximately $5 million and $8 million, respectively. During the three and six months ended June 30, 2009, we did not lease satellite capacity from DISH Network on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

Packout Services Agreement. In connection with the Spin-off, we entered into a packout services agreement, whereby we had the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. This agreement expired on January 1, 2010.

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010. In August 2009, we and DISH Network extended this agreement until January 1, 2011. We may terminate the remanufactured receiver agreement for any reason upon sixty days written notice to us. DISH Network may also terminate this agreement if certain entities acquire it. During the three months ended June 30, 2010 and 2009, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of $1 million and $3 million, respectively. During the six months ended June 30, 2010 and 2009, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of $2 million and $5 million, respectively.

Tax Sharing Agreement. In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of (i) a direct or indirect acquisition of any of our stock, stock options or assets, (ii) any action that we take or fail to take or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Tivo. Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and DISH Network as Executive Vice President. Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network. Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both DISH Network and us.

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

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Purchases:
Purchases from NagraStar	$5,389	$16,115	$8,209	$20,473

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$1,412	$3,683

Commitments to purchase from NagraStar	$10,758	$11,836

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $106 million has been satisfied in the form of cash, equipment and services, leaving $6 million remaining under this commitment. Of the remaining commitment, approximately $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.

The following table summarizes our transactions with Dish Mexico.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Sales:
Sales of set-top boxes and related accessories that are not related to the original commitment associated with our investment in DISH Mexico	$21,342	$3,730	$47,532	$3,730

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Receivable:
Amounts receivable from Dish Mexico	$5,545	$15,132

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of June 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

Our strategic transactions including our joint venture to provide a DTH service in Taiwan involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.

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

EXECUTIVE SUMMARY

Overview

EchoStar Corporation is a holding company, whose subsidiaries operate two primary business units:

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full time and occasional-use basis to enterprise, broadcast news and government organizations. We currently lease capacity primarily to DISH Network, and secondarily to Dish Mexico, government entities, Internet service providers, broadcast news organizations and private enterprise customers. We also deliver our ViP-TV transport service, offering MPEG-4 encoded Internet Protocol, or IP, streams of video and audio channels to telecommunication companies and small cable operators.

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

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $106 million has been satisfied in the form of cash, equipment and services, leaving $6 million remaining under this commitment. Of the remaining commitment, approximately $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three and six months ended June 30, 2010, we sold $21 million and $48 million, respectively, of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of June 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

Our strategic transactions including our joint venture to provide a DTH service in Taiwan involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.

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

Additional Challenges for our “Satellite Services” Business. Our ability to expand revenues in the “Satellite Services” business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers. As a result, to grow our “Satellite Services” business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers. However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or the sales and marketing expertise necessary to sell such services profitably.

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

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depend heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Risks

Our profitability is affected by our noncurrent marketable investment securities which are accounted for at fair value. These securities had a fair value of $476 million and $434 million as of June 30, 2010 and December 31, 2009, respectively. The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the three months ended June 30, 2010, we recorded a $22 million loss on these investments compared to a $110 million gain for the same period in 2009. For the six months ended June 30, 2010, we recorded a $44 million gain on these investments compared to a $117 million gain for the same period in 2009. These investments are highly speculative and have experienced and continue to experience significant volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the company whose securities we have invested in, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors. See Note 4 for further discussion.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

Equipment revenue – other. “Equipment revenue – other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other international and domestic customers, including sales of Slingboxes and related hardware products.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Services and other revenue – other. “Services and other revenue – other” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Cost of sales – equipment. “Cost of sales – equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other international and domestic customers, including costs associated with Slingboxes and related hardware products.

Cost of sales – services and other. “Cost of sales – services and other” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.

Research and development expenses. “Research and development expenses” consist primarily of costs associated with the design and development of our digital set-top boxes, Slingboxes and related components, including among other things, salaries and consulting fees.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss) attributable to EchoStar common shareholders” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss) attributable to EchoStar common shareholders” in our discussion of “Results of Operations” below.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

	For the Three Months Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$382,839	$204,284	$178,555	87.4
Equipment revenue - other	86,863	70,077	16,786	24.0
Services and other revenue - DISH Network	118,806	99,484	19,322	19.4
Services and other revenue - other	14,541	9,303	5,238	56.3

Total revenue	603,049	383,148	219,901	57.4

Costs and Expenses:
Cost of sales - equipment	404,000	231,637	172,363	74.4
% of Total equipment revenue	86.0%	84.4%
Cost of sales - services and other	60,420	48,267	12,153	25.2
% of Total services and other revenue	45.3%	44.4%
Research and development expenses	12,391	11,222	1,169	10.4
% of Total revenue	2.1%	2.9%
Selling, general and administrative expenses	37,899	35,597	2,302	6.5
% of Total revenue	6.3%	9.3%
Depreciation and amortization	57,026	59,475	(2,449)	(4.1)

Total costs and expenses	571,736	386,198	185,538	48.0

Operating income (loss)	31,313	(3,050)	34,363	NM

Other Income (Expense):
Interest income	3,843	5,489	(1,646)	(30.0)
Interest expense, net of amounts capitalized	(10,206)	(7,229)	(2,977)	(41.2)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(21,468)	(4,277)	(17,191)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	(22,021)	110,063	(132,084)	NM
Other, net	(6,559)	(2,460)	(4,099)	NM

Total other income (expense)	(56,411)	101,586	(157,997)	NM

Income (loss) before income taxes	(25,098)	98,536	(123,634)	NM
Income tax (provision) benefit, net	(16,379)	2,536	(18,915)	NM
Effective tax rate	(65.3%)	(2.6%)

Net income (loss)	(41,477)	101,072	(142,549)	NM
Less: Net income (loss) attributable to noncontrolling interest	—	(742)	742	100.0

Net income (loss) attributable to EchoStar common shareholders	$(41,477)	$101,814	$(143,291)	NM

Other Data:
EBITDA	$38,291	$160,493	$(122,202)	(76.1)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $383 million during the three months ended June 30, 2010, an increase of $179 million or 87.4% compared to the same period in 2009. This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs. Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. In addition, if DISH Network’s subscriber growth declines, it may have a material adverse effect on our financial position and results of operations.

Equipment revenue – other. “Equipment revenue – other” totaled $87 million during the three months ended June 30, 2010, an increase of $17 million or 24.0% compared to the same period in 2009. This change resulted primarily from an $18 million increase in sales to Dish Mexico, which were in addition to the original commitment associated with our investment in Dish Mexico.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $119 million during the three months ended June 30, 2010, an increase of $19 million or 19.4% compared to the same period in 2009. The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cost of sales – equipment. “Cost of sales – equipment” totaled $404 million during the three months ended June 30, 2010, an increase of $172 million or 74.4% compared to the same period in 2009. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and sales to Dish Mexico. “Cost of sales – equipment” represented 86.0% and 84.4% of total equipment sales during the three months ended June 30, 2010 and 2009, respectively. The increase in the expense to revenue ratio principally resulted from the increase in sales of digital set-top boxes and related components to DISH Network which are sold at cost plus a fixed margin.

Cost of sales – services and other. “Cost of sales – services and other” totaled $60 million during the three months ended June 30, 2010, an increase of $12 million or 25.2% compared to the same period during 2009. This change primarily resulted from an increase in costs related to the Nimiq 5 satellite, which was placed into service in October 2009, and the EchoStar I satellite. “Cost of sales – services and other” represented 45.3% and 44.4% of total “Services and other revenue” during the three months ended June 30, 2010 and 2009, respectively. The increase in this expense to revenue ratio was primarily driven by an increase in costs associated with transponder leasing.

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net loss of $21 million during the three months ended June 30, 2010, a $17 million increase compared to the same period in 2009. This change primarily resulted from a $15 million increase in impairment charges on our marketable and other investment securities during 2010 compared to the same period in 2009.

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” for the three months ended June 30, 2010 was a net loss of $22 million compared to a net gain of $110 million during the same period in 2009. This change is attributable to decreases in fair value related to investments accounted for under the fair value method.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $38 million during the three months ended June 30, 2010, a decrease of $122 million compared to the same period in 2009. EBITDA for the three months ended June 30, 2010 was negatively impacted by the decrease of $132 million in “Unrealized gains (losses) on investments accounted for at fair value, net.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$38,291	$160,493
Interest expense, net	(6,363)	(1,740)
Income tax (provision) benefit, net	(16,379)	2,536
Depreciation and amortization	(57,026)	(59,475)

Net income (loss) attributable to EchoStar common shareholders	$(41,477)	$101,814

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

Income tax (provision) benefit, net. The income tax provision totaled $16 million during the three months ended June 30, 2010, an increase of $19 million compared to the same period in 2009. This increase resulted primarily from the changes in our valuation allowances against certain deferred tax assets that are capital in nature, partially offset by the decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to EchoStar common shareholders. Our net loss attributable to EchoStar common shareholders was $41 million during the three months ended June 30, 2010, a decrease of $143 million compared to the same period in 2009. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

	For the Six Months Ended June 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$768,687	$524,603	$244,084	46.5
Equipment revenue - other	198,566	126,988	71,578	56.4
Services and other revenue - DISH Network	233,866	191,369	42,497	22.2
Services and other revenue - other	29,010	19,735	9,275	47.0

Total revenue	1,230,129	862,695	367,434	42.6

Costs and Expenses:
Cost of sales - equipment	826,208	558,654	267,554	47.9
% of Total equipment revenue	85.4%	85.7%
Cost of sales - services and other	117,853	101,051	16,802	16.6
% of Total services and other revenue	44.8%	47.9%
Research and development expenses	24,625	20,814	3,811	18.3
% of Total revenue	2.0%	2.4%
Selling, general and administrative expenses	74,689	66,150	8,539	12.9
% of Total revenue	6.1%	7.7%
Depreciation and amortization	114,675	121,424	(6,749)	(5.6)

Total costs and expenses	1,158,050	868,093	289,957	33.4

Operating income (loss)	72,079	(5,398)	77,477	NM

Other Income (Expense):
Interest income	5,689	14,778	(9,089)	(61.5)
Interest expense, net of amounts capitalized	(21,801)	(14,515)	(7,286)	(50.2)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(22,005)	(2,954)	(19,051)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	43,807	116,950	(73,143)	(62.5)
Other, net	(8,230)	(5,045)	(3,185)	(63.1)

Total other income (expense)	(2,540)	109,214	(111,754)	NM

Income (loss) before income taxes	69,539	103,816	(34,277)	(33.0)
Income tax (provision) benefit, net	(39,270)	(3,389)	(35,881)	NM
Effective tax rate	56.5%	3.3%

Net income (loss)	30,269	100,427	(70,158)	(69.9)
Less: Net income (loss) attributable to noncontrolling interest	—	(742)	742	100.0

Net income (loss) attributable to EchoStar common shareholders	$30,269	$101,169	$(70,900)	(70.1)

Other Data:
EBITDA	$200,326	$225,719	$(25,393)	(11.2)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $769 million during the six months ended June 30, 2010, an increase of $244 million or 46.5% compared to the same period in 2009. This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs. Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Equipment revenue – other. “Equipment revenue – other” totaled $199 million during the six months ended June 30, 2010, an increase of $72 million or 56.4% compared to the same period in 2009. This change resulted primarily from a $44 million increase in sales to Dish Mexico and an increase in sales of $24 million to Bell TV. Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same period in 2009 due to a change in sales mix and as a result of the early 2009 amendment to our agreement with Bell TV, discussed below. The sales to Dish Mexico were in addition to the original commitment associated with our investment in Dish Mexico.

Other than our revenue from DISH Network, a majority of our revenue during the six months ended June 30, 2010 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $234 million during the six months ended June 30, 2010, an increase of $42 million or 22.2% compared to the same period in 2009. The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cost of sales – equipment. “Cost of sales – equipment” totaled $826 million during the six months ended June 30, 2010, an increase of $268 million or 47.9% compared to the same period in 2009. This change primarily resulted from an increase in unit sales of digital set-top boxes and related components to DISH Network, Dish Mexico and Bell TV. “Cost of sales – equipment” represented 85.4% and 85.7% of total equipment sales during the six months ended June 30, 2010 and 2009, respectively.

Cost of sales – services and other. “Cost of sales – services and other” totaled $118 million during the six months ended June 30, 2010, an increase of $17 million or 16.6% compared to the same period during 2009. This change primarily resulted from an increase in costs related to the Nimiq 5 satellite, which was placed into service in October 2009, and the EchoStar I satellite. “Cost of sales – services and other” represented 44.8% and 47.9% of total “Services and other revenue” during the six months ended June 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $75 million during the six months ended June 30, 2010, an increase of $9 million or 12.9% compared to the same period in 2009. This change was primarily attributable to an increase in litigation expenses. “Selling, general and administrative expenses” represented 6.1% and 7.7% of “Total revenue” during the six months ended June 30, 2010 and 2009, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the increase in “Total revenue” relative to the increase in expense, discussed previously.

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net loss of $22 million during the six months ended June 30, 2010, a $19 million increase compared to the same period in 2009. This change primarily resulted from a $15 million increase in impairment charges on our marketable and other investment securities during 2010 compared to the same period in 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled $44 million during the six months ended June 30, 2010, a $73 million decrease compared to the same period in 2009. This change is attributable to decreases in fair value related to investments accounted for under the fair value method.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $200 million during the six months ended June 30, 2010, a decrease of $25 million compared to the same period in 2009. EBITDA for the six months ended June 30, 2010 was negatively impacted by the decrease of $73 million in “Unrealized gains (losses) on investments accounted for at fair value, net.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)
EBITDA	$200,326	$225,719
Interest expense, net	(16,112)	263
Income tax (provision) benefit, net	(39,270)	(3,389)
Depreciation and amortization	(114,675)	(121,424)

Net income (loss) attributable to EchoStar common shareholders	$30,269	$101,169

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

Income tax (provision) benefit, net. The income tax provision totaled $39 million during the six months ended June 30, 2010, an increase of $36 million compared to the same period in 2009. This increase resulted primarily from the changes in our valuation allowances against certain deferred tax assets that are capital in nature, partially offset by the decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to EchoStar common shareholders. Our net income attributable to EchoStar common shareholders was $30 million during the six months ended June 30, 2010, a decrease of $71 million compared to the same period in 2009. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2010, our cash, cash equivalents and current marketable investment securities totaled $920 million compared to $829 million as of December 31, 2009, an increase of $91 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to a cash payment received from DISH Network of $103 million for the assignment of certain rights under a launch contract, cash generated from operations of $118 million and an increase of $47 million in the value of certain marketable investment securities, partially offset by capital expenditures of $104 million, purchases of strategic investments of $38 million and repayment of debt of $38 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis. As of June 30, 2010 and December 31, 2009, we held VRDNs with fair values of $313 million and $399 million, respectively.

The following discussion highlights our cash flow activities during the six months ended June 30, 2010.

Cash Flow

Cash flows from operating activities

For the six months ended June 30, 2010, we reported net cash flows from operating activities of $118 million. This amount is primarily comprised of net income adjusted for “Depreciation and amortization,” “Unrealized and realized gains (losses) on marketable investment securities and other investments,” “Unrealized gains (losses) on investments accounted for at fair value, net” and “Deferred tax expense (benefit)”of $138 million, partially offset by changes in working capital of $41 million.

Cash flows from investing activities

For the six months ended June 30, 2010, we reported net cash flows from investing activities of $17 million primarily related to a payment received from DISH Network of $103 million for the assignment of certain rights under a launch contract, net sales of marketable investment securities of $55 million, partially offset by capital expenditures of $104 million and purchases of strategic investments of $38 million. The capital expenditures include $63 million of satellite related capital expenditures and $41 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2010, we reported net cash outflows from financing activities of $36 million primarily resulting from repayment of debt.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

We are currently authorized by our Board of Directors to repurchase up to $500 million of our Class A common stock through and including December 31, 2010. During the six months ended June 30, 2010, we repurchased 34 thousand shares of our common stock for $605,000. As of June 30, 2010, we may repurchase up to $499 million under this plan.

Contractual Obligations

As of June 30, 2010, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt obligations	$7,210	$675	$749	$808	$871	$940	$3,167
Capital lease obligations	415,056	13,116	53,202	57,728	63,656	65,745	161,609
Interest expense on long-term debt and capital lease obligations	229,919	15,660	36,673	31,834	26,502	20,616	98,634
Satellite-related obligations	1,131,894	117,483	139,314	161,489	80,972	77,802	554,834
Operating lease obligations	13,165	3,417	5,105	2,755	1,249	602	37
Purchase and other obligations	371,803	371,803	—	—	—	—	—

Total	$2,169,047	$522,154	$235,043	$254,614	$173,250	$165,705	$818,281

Future commitments related to satellites, including one satellite launch contract, are included in the table above under “Satellite-related obligations.”

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components and we have corresponding commitments from our customers for the substantial majority of these obligations.

The table above does not include $15 million of liabilities associated with unrecognized tax benefits that were accrued and are included on our Condensed Consolidated Balance Sheets as of June 30, 2010. We do not expect any portion of this amount to be paid or settled within the next twelve months.

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. As a result, effective in early March 2010, our monthly recurring payment was reduced and our capital lease obligation and the corresponding asset value were lowered by approximately $35 million.

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide approximately $112 million of value over an initial ten year period, of which $106 million has been satisfied in the form of cash, equipment and services, leaving $6 million remaining under this commitment, included in the table captioned “Contractual Obligations and Off-Balance Sheet Arrangements” under “Purchase and other obligations.” Of the remaining commitment, approximately $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three and six months ended June 30, 2010, we sold $21 million and $48 million, respectively, of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of June 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

Our strategic transactions including our joint venture to provide a DTH service in Taiwan involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.

Off-Balance Sheet Arrangements

In general, we do not engage in off-balance sheet financing activities.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on their needs for equipment and services. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced. In addition, if we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We are currently evaluating the impact, if any, ASU 2009-13 will have on our consolidated financial statements, when adopted, as required, on January 1, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $920 million. Of that amount, a total of $744 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our June 30, 2010 current non-strategic investment portfolio of $744 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $15 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2010 of 0.8%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $1 million in annual interest income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Strategic Marketable Investment Securities

As of June 30, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $176 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $18 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2010, we had $17 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our June 30, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of June 30, 2010, we had $611 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes. We account for these investments under the cost, equity and/or fair value methods of accounting. A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $61 million in the fair value of these investments.

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

Long-Term Debt

As of June 30, 2010, we had $422 million of long-term debt, of which $415 million represents our capital lease obligations, which are not subject to fair value disclosure requirements.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. The plaintiffs have appealed.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado. Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent). The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data. The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards. Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

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

PART II – OTHER INFORMATION-Continued

Finisar Corporation

Finisar Corporation (“Finisar”) obtained a $100 million verdict in the United States District Court for the Eastern District of Texas against DirecTV for patent infringement. Finisar, an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein, alleged that DirecTV’s electronic program guide and other elements of its system infringe United States Patent No. 5,404,505 (the ‘505 patent).

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

PART II – OTHER INFORMATION-Continued

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing LLC (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

PART II – OTHER INFORMATION-Continued

The District Court held a hearing on July 28, 2009 on Tivo’s claims for contempt sanctions. Tivo sought up to $975 million in contempt sanctions for the period from April 2008 to June 2009 based on, among other things, profits Tivo alleges DISH Network made from subscribers using DVRs. We opposed Tivo’s request arguing, among other things, that sanctions are inappropriate because we made good faith efforts to comply with the Court’s injunction. We also challenged Tivo’s calculation of profits. On September 4, 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million. The District Court also awarded Tivo its attorneys’ fees and costs incurred during the contempt proceedings. Enforcement of these awards has been stayed by the District Court pending resolution of our appeal of the underlying June 2009 contempt order. On February 8, 2010, we and Tivo submitted a stipulation to the District Court that the attorneys’ fees and costs, including expert witness fees and costs, that Tivo incurred during the contempt proceedings amounted to $6 million.

In light of the District Court’s finding of contempt, and its description of the manner in which it believes our original alternative technology infringed the ‘389 patent, we are also developing and testing potential new alternative technology in an engineering environment. As part of our development process, we downloaded several of our design-around options to less than 1,000 subscribers for “beta” testing. On March 11, 2010, we requested that the District Court approve the implementation of one of our design-around options on an expedited basis. There can be no assurance that the District Court will approve this request.

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument is scheduled for November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

On June 4, 2010, the Patent and Trademark Office (the “PTO”) issued a final office action rejecting the software claims of United States Patent No. 6,233,389 (the ‘389 patent) as being invalid in light of two prior patents. These are the same software claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. We believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology is more than colorably different than the devices found to infringe by the jury; that our original alternative technology does not infringe; and that we acted in good faith to design around Tivo’s patent.

If we are unsuccessful in overturning the District Court’s ruling on Tivo’s motion for contempt, we are not successful in developing and deploying potential new alternative technology and we are unable to reach a license agreement with Tivo on reasonable terms, we may be required to cease distribution of digital set-top boxes with DVR functionality. In that event, our sales of digital set-top boxes to DISH Network and others would likely significantly decrease and could even potentially cease for a period of time. Furthermore, the inability to offer DVR functionality would place us at a significant disadvantage to our competitors and make it even more difficult for us to penetrate new markets for digital set-top boxes. The adverse effect on our financial position and results of operations if the District Court’s contempt order is upheld would be significant.

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

PART II – OTHER INFORMATION-Continued

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

PART II – OTHER INFORMATION-Continued

Item 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2009 includes a detailed discussion of our risk factors. During the six months ended June 30, 2010, there were no material changes in risk factors as previously disclosed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2010 through June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
				(In thousands)
April 1 - April 30, 2010	—	$—	—	$500,000
May 1 - May 31, 2010	33,860	$17.87	33,860	$499,395
June 1 - June 30, 2010	—	$—	—	$499,395

Total	33,860		33,860	$499,395

(1)	Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock. On November 3, 2009, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2010. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II – OTHER INFORMATION-Continued

Item 6.	EXHIBITS

(a) Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*	The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

☐	Filed herewith.
*	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ Michael T. Dugan
Michael T. Dugan
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ David J. Rayner
David J. Rayner
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2010