Form 10-Q
period 2010-09-30
EchoStar CORP
filed 2010-11-05
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-33807

EchoStar Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip code)

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

As of October 22, 2010, the registrant’s outstanding common stock consisted of 37,501,322 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Removed and Reserved)	None

Item 5.	Other Information	None

Item 6.	Exhibits	63

	Signatures	64

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

•	Our future growth depends on growing demand for high definition, or HD, television.

•	If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

Risks Affecting Our “Satellite Services” Business

•	We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•	Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•	Our “Satellite Services” business is subject to risks of adverse government regulation.

•	Our business depends on Federal Communications Commission, or FCC, licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

ii

•	We may not be aware of certain foreign government regulations.

•	Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•	We currently have no commercial insurance coverage on the satellites we own and could face significant impairment charges if one of our satellites fails.

Risks Relating to the Spin-Off

•	We have potential conflicts of interest with DISH Network due to our common ownership and management.

Risks Relating to our Common Stock and the Securities Market

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We are controlled by one principal shareholder who is our Chairman.

•	We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission, or SEC.

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

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$116,704	$23,330
Marketable investment securities	849,987	805,832
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	392,404	373,454
Trade accounts receivable - other, net of allowance for doubtful accounts of $5,997 and $5,605, respectively	48,704	84,178
Inventory	43,646	53,014
Deferred tax assets	5,451	5,053
Other current assets	27,855	18,997

Total current assets	1,484,751	1,363,858

Noncurrent Assets:
Restricted cash and marketable investment securities	17,216	18,003
Property and equipment, net of accumulated depreciation of $1,724,660 and $1,609,077, respectively	1,265,276	1,233,185
FCC authorizations	69,810	69,810
Intangible assets, net	126,832	151,813
Marketable and other investment securities	613,353	562,019
Other noncurrent assets, net	56,583	69,380

Total noncurrent assets	2,149,070	2,104,210

Total assets	$3,633,821	$3,468,068

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$204,733	$171,335
Trade accounts payable - DISH Network	19,999	38,347
Accrued royalties	18,581	22,052
Accrued expenses and other	86,082	78,070
Current portion of long-term debt and capital lease obligations	46,953	54,206

Total current liabilities	376,348	364,010

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	364,674	392,163
Deferred tax liabilities	65,851	31,588
Other long-term liabilities	29,096	15,457

Total long-term obligations, net of current portion	459,621	439,208

Total liabilities	835,969	803,218

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 43,032,780 and 42,655,772 shares issued, 37,500,462 and 37,157,314 shares outstanding, respectively	43	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,297,896	3,278,680
Accumulated other comprehensive income (loss)	156,091	77,120
Accumulated earnings (deficit)	(558,064)	(593,484)
Treasury stock, at cost	(98,162)	(97,557)

Total stockholders’ equity (deficit)	2,797,852	2,664,850

Total liabilities and stockholders’ equity (deficit)	$3,633,821	$3,468,068

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Equipment revenue - DISH Network	$392,821	$314,362	$1,161,508	$838,965
Equipment revenue - other	77,471	68,647	276,037	195,635
Services and other revenue - DISH Network	120,031	89,913	353,897	281,282
Services and other revenue - other	16,717	10,010	45,727	29,745

Total revenue	607,040	482,932	1,837,169	1,345,627

Costs and Expenses:
Cost of sales - equipment	401,998	327,522	1,228,206	886,176
Cost of sales - services and other (exclusive of depreciation shown below - Note 6)	62,295	47,954	180,148	149,005
Research and development expenses	11,645	10,633	36,270	31,447
Selling, general and administrative expenses	30,366	37,223	96,342	90,117
General and administrative expenses - DISH Network	3,942	4,447	12,655	17,703
Depreciation and amortization (Note 6)	58,191	58,989	172,866	180,413

Total costs and expenses	568,437	486,768	1,726,487	1,354,861

Operating income (loss)	38,603	(3,836)	110,682	(9,234)

Other Income (Expense):
Interest income	3,525	9,757	9,214	24,535
Interest expense, net of amounts capitalized (Note 8)	11,074	(6,964)	(10,727)	(21,479)
Unrealized and realized gains (losses) on marketable investment securities and other investments	(94)	100,458	(22,099)	97,504
Unrealized gains (losses) on investments accounted for at fair value, net	(21,087)	232,359	22,720	349,309
Other, net	1,439	1,400	(6,791)	(3,645)

Total other income (expense)	(5,143)	337,010	(7,683)	446,224

Income (loss) before income taxes	33,460	333,174	102,999	436,990
Income tax (provision) benefit, net	(28,309)	(38,492)	(67,579)	(41,881)

Net income (loss)	5,151	294,682	35,420	395,109
Less: Net income (loss) attributable to noncontrolling interest	—	742	—	—

Net income (loss) attributable to EchoStar common shareholders	$5,151	$293,940	$35,420	$395,109

Comprehensive Income (Loss):
Net income (loss)	$5,151	$294,682	$35,420	$395,109
Foreign currency translation adjustments	882	(546)	284	617
Unrealized holding gains (losses) on available-for-sale securities	31,883	41,596	78,779	208,125
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(95)	(100,458)	(92)	(102,964)
Deferred income tax (expense) benefit	—	23,270	—	(37,139)

Comprehensive income (loss)	37,821	258,544	114,391	463,748
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	742	—	—

Comprehensive income (loss) attributable to EchoStar common shareholders	$37,821	$257,802	$114,391	$463,748

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,158	85,260	85,040	86,086

Diluted	85,250	85,310	85,136	86,303

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.06	$3.45	$0.42	$4.59

Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.06	$3.45	$0.42	$4.58

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$35,420	$395,109
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	172,866	180,413
Equity in losses (earnings) of affiliates	7,962	4,179
Unrealized and realized (gains) losses on marketable investment securities and other investments	22,099	(97,504)
Unrealized (gains) losses on investments accounted for at fair value, net	(22,720)	(349,309)
Non-cash, stock-based compensation	10,542	10,118
Deferred tax expense (benefit)	29,993	(8,348)
Other, net	(3,928)	(14,029)
Change in noncurrent assets	15,700	(168)
Changes in current assets and current liabilities, net	(72,101)	21,078

Net cash flows from operating activities	195,833	141,539

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,683,091)	(1,284,078)
Sales and maturities of marketable investment securities	1,720,146	1,423,943
Purchases of property and equipment	(157,031)	(124,910)
Capital transaction with DISH Network in connection with the launch service (Note 13)	102,913	—
Change in restricted cash and marketable investment securities	787	(15,906)
Purchase of strategic investments included in marketable and other investment securities	(46,389)	(53,023)
Other, net	638	5,052

Net cash flows from investing activities	(62,027)	(48,922)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(42,726)	(42,094)
Class A common stock repurchases	(605)	(29,010)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	2,899	1,476

Net cash flows from financing activities	(40,432)	(69,628)

Net increase (decrease) in cash and cash equivalents	93,374	22,989
Cash and cash equivalents, beginning of period	23,330	24,467

Cash and cash equivalents, end of period	$116,704	$47,456

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,158	$21,310

Capitalized interest (Note 8)	$12,566	$—

Cash received for interest	$11,697	$9,506

Cash paid for income taxes	$14,601	$25,532

Employee benefits paid in Class A common stock	$3,814	$—

Satellites and other assets financed under capital lease obligations	$48,473	$2,760

Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$39,442	$—

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

Fair Value of Financial Instruments

As of September 30, 2010 and December 31, 2009, the carrying value of our cash and cash equivalents, marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. Disclosure regarding fair value of capital leases is not required.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar common shareholders	$5,151	$293,940	$35,420	$395,109

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,158	85,260	85,040	86,086
Dilutive impact of stock awards outstanding	92	50	96	217

Diluted	85,250	85,310	85,136	86,303

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.06	$3.45	$0.42	$4.59

Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.06	$3.45	$0.42	$4.58

As of September 30, 2010 and 2009, there were stock awards to purchase 5.8 million and 5.0 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a performance-based stock incentive plan is contingent upon meeting a certain company goal which is not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2010	2009
	(In thousands)
Performance-based options	698	731
Restricted Performance Units	94	101

Total	792	832

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4. Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$356,100	$398,630
Current marketable investment securities - strategic	207,517	126,622
Current marketable investment securities - other	286,370	280,580

Total marketable investment securities - current	849,987	805,832
Restricted marketable investment securities (1)	2,215	2,995

Total	852,202	808,827

Restricted cash and cash equivalents (1)	15,001	15,008

Marketable and other investment securities - noncurrent:
Marketable and other investment securities - cost method	19,685	33,288
Marketable and other investment securities - equity method	119,759	94,826
Marketable and other investment securities - fair value method	473,909	433,905

Total marketable and other investment securities - noncurrent	613,353	562,019

Total marketable investment securities, restricted cash and other investment securities	$1,480,556	$1,385,854

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of September 30, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio therefore depends on those issuers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Marketable and Other Investment Securities – Fair Value

We elect the fair value method for certain investments in affiliates whose debt and equity are publicly traded, when we believe the fair value method of accounting provides more meaningful information to our investors. For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net.” See “Investment in TerreStar” below for more information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2010 and December 31, 2009, we had accumulated net unrealized gains of $155 million and $77 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against any deferred taxes that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of September 30, 2010				As of December 31, 2009
	Marketable Investment Securities	Unrealized			Marketable Investment Securities	Unrealized
		Gains	Losses	Net		Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$356,100	$—	$—	$—	$398,630	$—	$—	$—
Other (including restricted)	328,078	20,219	(187)	20,032	316,793	15,696	(137)	15,559
Equity securities:
Other	168,024	135,386	—	135,386	93,404	61,172	—	61,172

Total marketable investment securities	$852,202	$155,605	$(187)	$155,418	$808,827	$76,868	$(137)	$76,731

As of September 30, 2010, restricted and non-restricted marketable investment securities include debt securities of $639 million with contractual maturities of one year or less and $45 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

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

	Primary Reason for Unrealized Loss	As of September 30, 2010
		Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
Investment Category			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(In thousands)
Debt securities	Temporary market fluctuations	$78,944	$9,923	$(10)	$61,964	$(175)	$7,057	$(2)

Total		$78,944	$9,923	$(10)	$61,964	$(175)	$7,057	$(2)

		As of December 31, 2009
	Primary Reason for Unrealized Loss	Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment Category
	(In thousands)
Debt securities	Temporary market fluctuations	$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

Total		$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$356,100	$—	$356,100	$—	$398,630	$—	$398,630	$—
Other (including restricted)	328,078	2,217	325,861	—	316,793	2,998	313,795	—

Equity securities	168,024	168,024	—	—	93,404	93,404	—	—

Marketable and other investment securities - noncurrent	473,909	10,413	—	463,496	433,905	28,200	339,677	66,028

Total assets at fair value	$1,326,111	$180,654	$681,961	$463,496	$1,242,732	$124,602	$1,052,102	$66,028

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$66,028
Net realized and unrealized gains (losses) included in earnings	(37,930)
Purchases, issuances and settlements, net	48,125
Transfers from level 2 to level 3	387,273

Balance as of September 30, 2010	$463,496

Transfers from level 2 into level 3 are due to a lack of observable market data for these securities during the nine months ended September 30, 2010.

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$(94)	$100,458	$(87)	$104,275
Marketable and other investment securities - other-than-temporary impairments	—	—	(22,012)	(6,771)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$(94)	$100,458	$(22,099)	$97,504

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Investments in TerreStar

We account for our investments in TerreStar Corporation (“TerreStar Corporation”) and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting which we believe provides more meaningful information to our investors. TerreStar Networks is the principal operating subsidiary of TerreStar Corporation. As discussed further below, TerreStar Networks filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010. As of November 5, 2010, TerreStar Corporation had not filed for bankruptcy protection; however there can be no assurance whether or not TerreStar Corporation will file for bankruptcy protection in the future.

We have been an investor in TerreStar Corporation and TerreStar Networks for over two years. In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks. Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”) as well as $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 (“15% PIK Notes”). We have also from time to time acquired and we currently hold other securities issued by TerreStar Corporation and TerreStar Networks.

Also, in February 2008, we entered into a Spectrum Agreement with TerreStar Corporation, under which in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us.

We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. As of September 30, 2010, we are owed $43 million by TerreStar Networks under the terms of this credit agreement.

Under the Master Investment Agreement, we have the right to appoint two representatives on TerreStar Corporation’s Board of Directors. We do not presently have any representatives on TerreStar Corporation’s Board of Directors. Our debt investments in TerreStar Networks had a fair value of $464 million and $406 million as of September 30, 2010 and December 31, 2009, respectively. Our equity investments in TerreStar Corporation had a fair value of $10 million and $28 million as of September 30, 2010 and December 31, 2009, respectively.

As a result, our debt and equity investments in TerreStar Corporation and TerreStar Networks had an aggregate fair value of $474 million and $434 million as of September 30, 2010 and December 31, 2009, respectively. Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the three months ended September 30, 2010, we recorded a $21 million loss on these investments compared to a $232 million gain for the same period in 2009. For the nine months ended September 30, 2010, we recorded a $23 million gain on these investments compared to a $349 million gain for the same period in 2009.

Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility. The investments in TerreStar Networks are determined using Level 3 inputs under the fair value hierarchy. In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques. The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In connection with the filings by TerreStar Networks and certain of its affiliates (other than TerreStar Corporation) (the “Debtors”) for protection under Chapter 11 of the U.S. Bankruptcy Code and an ancillary proceeding under the Companies’ Creditors Arrangement Act in Canada, on October 19, 2010, we entered into a commitment to provide a debtor-in-possession credit facility (the “Credit Facility”) to the Debtors. The Credit Facility consists of a non-revolving, multiple draw term loan in the aggregate principal amount of $75 million, with drawings subject to the terms and conditions set forth in the credit agreement. On October 21, 2010, we funded $18 million to the Debtors under this Credit Facility.

On October 19, 2010, we also entered into a restructuring support agreement pursuant to which we have committed to backstop up to $100 million of a $125 million rights offering for preferred shares of TerreStar Networks to be completed upon TerreStar Network’s emergence from bankruptcy. The proceeds from this rights offering will, among other things, repay the Credit Facility. In addition, at our sole option, we will have the right to subscribe for an additional $25 million in preferred shares of TerreStar Networks in connection with its exit from bankruptcy. Under the restructuring support agreement, which remains subject to approval by the Bankruptcy Court, we have also committed to support TerreStar Networks’ plan of reorganization under which: (i) all of the outstanding long-term debt securities of TerreStar Networks would be converted into equity, including the 15% PIK Notes a majority of which we hold, whereby the holders of the 15% PIK Notes would receive an aggregate of 97% of the new common equity in TerreStar Networks; (ii) the remaining 3% of the new common equity would be issued to holders of the Exchangeable Notes and holders of general unsecured claims; (iii) the existing equity in TerreStar Networks would be extinguished; and (iv) TerreStar Networks’ purchase money security credit agreement would be reinstated and remain outstanding.

The ability of TerreStar Networks’ plan of reorganization to become effective and the Debtors’ ongoing business is subject to a number of risks and uncertainties. Certain parties may challenge the plan of reorganization on a number of grounds, including feasibility, the proposed treatment of the outstanding debt, and the appropriateness of the equity distribution. Moreover, the FCC must approve the transfer of control over the Debtors’ licenses under the plan of reorganization, and if it does not do so, the plan of reorganization cannot be implemented in its current form. In addition, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy or whether the Debtors will be able to obtain confirmation of a plan of reorganization. If the Debtors are unable to obtain confirmation of a viable plan of reorganization on a timely basis, they may be forced to operate in bankruptcy for an extended period and may not have access to sufficient capital to reorganize. As a result, they may be forced to liquidate. Any delay could jeopardize the Debtors’ relationships with their key vendors and suppliers, customers and employees, which, in turn, would have an adverse effect on the Debtors’ operations. A material deterioration in the Debtors’ operations likely would diminish the value of our investment in TerreStar Corporation and TerreStar Networks.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

We report the following TerreStar Corporation financial information on a one-quarter lag as TerreStar Corporation is a public company but not a “large accelerated filer,” as defined by the SEC. As such, the statements of operations data, shown below, includes the three and six months ended June 30 for each respective period presented. We rely on TerreStar Corporation’s management to provide us with accurate summary financial information. We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements. The following table provides summarized financial information from TerreStar Corporation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Operations Data (unaudited):	2010	2009	2010	2009
	(In thousands)
Revenue	$3,243	$—	$6,243	$—

Operating expenses	$48,175	$41,932	$98,289	$77,884

Net income (loss) from continuing operations	$(61,238)	$(52,624)	$(120,431)	$(97,155)

Net income (loss)	$(61,238)	$(52,624)	$(120,431)	$(97,155)

Net income (loss) available to common stockholders	$(62,451)	$(60,002)	$(128,925)	$(112,079)

5. Inventory

Inventory consists of the following:

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$26,074	$32,988
Raw materials	14,406	16,647
Work-in-process	3,166	3,379

Total inventory	$43,646	$53,014

6. Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Satellites	$22,562	$25,570	$70,000	$76,711
Furniture, fixtures, equipment and other	25,632	23,560	73,120	74,140
Identifiable intangible assets subject to amortization	8,266	8,264	24,796	24,793
Buildings and improvements	1,731	1,595	4,950	4,769

Total depreciation and amortization	$58,191	$58,989	$172,866	$180,413

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellites

We currently utilize 10 satellites in geostationary orbit approximately 22,300 miles above the equator, four of which are leased. Three of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements. We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease. See Note 13 for further discussion of our satellite leases with DISH Network.

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

Leased Satellites

AMC-16. AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. As a result, our monthly recurring payment was reduced and our capital lease obligation and the corresponding asset value were lowered by approximately $39 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7. Intangible Assets

As of September 30, 2010 and December 31, 2009, our identifiable intangibles subject to amortization consisted of the following:

	As of
	September 30, 2010		December 31, 2009
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$190,566	$(104,203)	$190,566	$(91,733)
Customer relationships	23,632	(23,603)	23,600	(17,700)
Technology-based	73,314	(32,874)	73,314	(26,234)

Total	$287,512	$(160,680)	$287,480	$(135,667)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years. Amortization was $8 million for each of the three months ended September 30, 2010 and 2009. Amortization was $25 million for each of the nine months ended September 30, 2010 and 2009, respectively.

Estimated future amortization of our identifiable intangible assets as of September 30, 2010 is as follows (in thousands):

For the Years Ended December 31,
2010 (remaining three months)	$6,371
2011	25,012
2012	23,191
2013	23,187
2014	21,976
Thereafter	27,095

Total	$126,832

8. Long-Term Debt and Capital Lease Obligations

Capital Lease Obligations

As of September 30, 2010 and December 31, 2009, we had $524 million and $509 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $262 million and $240 million, respectively.

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation expense - capital leases	$6,444	$4,575	$21,645	$13,726

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

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2010 are as follows (in thousands):

For the Years Ended December 31,
2010 (three months remaining)	$20,310
2011	116,442
2012	115,432
2013	115,335
2014	110,581
Thereafter	401,941

Total minimum lease payments	880,041
Less: Amount representing use of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(255,970)

Net minimum lease payments	624,071
Less: Amount representing interest	(218,989)

Present value of net minimum lease payments	405,082
Less: Current portion	(46,204)

Long-term portion of capital lease obligations	$358,878

During the three months ended September 30, 2010, $7 million, $3 million, and $4 million of interest was capitalized into construction in progress that relates to interest expense that should have been capitalized in 2009, first quarter 2010 and second quarter 2010, respectively.

9. Stockholders’ Equity (Deficit)

Common Stock Repurchase Program

During the nine months ended September 30, 2010, we repurchased 34 thousand shares of our Class A common stock for $605,000. As of September 30, 2010, we were authorized by our Board of Directors to repurchase up to $499 million of our Class A common stock. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10. Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of September 30, 2010, we had outstanding under these plans stock options to acquire 8.1 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted prior to and on September 30, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of September 30, 2010, we had 6.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of September 30, 2010, the following stock awards were outstanding:

	As of September 30, 2010
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	6,986,140	63,040	3,527,086	365,841
Held by DISH Network employees	1,070,874	59,517	N/A	N/A

Total	8,057,014	122,557	3,527,086	365,841

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock Award Activity

Our stock option activity for the nine months ended September 30, 2010 was as follows:

	For the Nine Months Ended September 30, 2010
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,203,101	$24.85
Granted	1,248,000	19.10
Exercised	(80,152)	14.11
Forfeited and cancelled	(313,935)	37.40

Total options outstanding, end of period	8,057,014	23.38

Performance-based options outstanding, end of period (1)	697,800	25.38

Exercisable at end of period	2,458,487	26.34

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2010 and 2009 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$53	$65	$1,005	$357

Based on the closing market price of our Class A common stock on September 30, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$5,839	$1,182

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our restricted stock unit activity for the nine months ended September 30, 2010 was as follows:

	For the Nine Months Ended September 30, 2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	130,040	$27.78
Granted	—	—
Vested	—	—
Forfeited and cancelled	(7,483)	26.41

Total restricted stock units outstanding, end of period	122,557	27.86

Restricted Performance Units outstanding, end of period (1)	94,007	26.64

(1)	These Restricted Performance Units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these Restricted Performance Units is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2010, that assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
	Total	Vested Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,641	$10,102
EchoStar awards held by EchoStar employees	3,455	1,976

Total	$21,096	$12,078

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Of the 8.1 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of September 30, 2010, the following awards were outstanding pursuant to the 2005 LTIP:

	As of September 30, 2010
	Number of Awards	Weighted- Average Exercise Price
Stock options	697,800	$25.38
Restricted Performance Units	94,007

Total	791,807

Other Employee Performance Awards. Our employees who were hired prior to the Spin-off are eligible to receive a DISH Network stock award. Vesting of this award is contingent upon meeting a certain company-specific goal, which is currently not probable of being achieved. While DISH Network is responsible for fulfillment of this award, we would have incurred compensation expense of approximately $2 million had achievement of the goal been probable as of September 30, 2010.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Research and development expenses	$755	$680	$2,883	$2,617
Selling, general and administrative expenses	2,486	2,577	7,659	7,501

Total non-cash, stock based compensation	$3,241	$3,257	$10,542	$10,118

As of September 30, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $31 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.3% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The fair value of each stock award for the three and nine months ended September 30, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	1.64%	2.72%	1.64% - 2.97%	2.00% - 2.92%
Volatility factor	31.32%	29.87%	31.00% - 31.51%	28.48% - 29.87%
Expected term of options in years	6.2	6.3	6.1 - 6.2	6.2 - 6.3
Weighted-average fair value of options granted	$6.44	$6.55	$6.44 - $7.38	$4.76 - $6.55

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

11. Commitments and Contingencies

Commitments

Subsequent to September 30, 2010, and in connection with TerreStar Networks’ bankruptcy, we entered into agreements to provide a $75 million Credit Facility to TerreStar Networks and certain of its affiliates. On October 21, 2010, we funded $18 million to TerreStar Networks under this Credit Facility. Additionally, subsequent to September 30, 2010 and in connection with TerreStar Networks’ bankruptcy, we also entered into a restructuring support agreement pursuant to which we have committed to backstop up to $100 million of a $125 million rights offering for preferred shares of TerreStar Networks to be completed upon TerreStar Network’s emergence from bankruptcy. See Note 4 under “Investments in TerreStar” for further discussion.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. The plaintiffs can appeal that decision to the United States Supreme Court. We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the ‘389 patent). However, the PTO only confirmed the validity of the ‘389 patent after Tivo made statements that we believe narrow the scope of its claims. The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. Therefore, we believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo’s patent.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

The “All Other” category consists of revenue and net income (loss) attributable to EchoStar common shareholders from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Digital set-top box	$535,927	$438,858	$1,627,452	$1,210,802
Satellite services	66,869	39,774	196,503	121,127
All other	4,244	4,300	13,214	13,698

Total revenue	$607,040	$482,932	$1,837,169	$1,345,627

Net income (loss) attributable to EchoStar common shareholders:
Digital set-top box	$12,518	$(2,744)	$23,748	$(21,319)
Satellite services	20,258	(2,431)	33,682	(5,866)
All other	(27,625)	299,115	(22,010)	422,294

Total net income (loss) attributable to EchoStar common shareholders	$5,151	$293,940	$35,420	$395,109

Geographic Information and Transactions with Major Customers

Geographic Information. Revenues are attributed to geographic regions based upon the location where the goods and services are provided. North American revenue includes transactions with North American customers. All other revenue includes transactions with customers in Europe, Asia, South America and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the North American and foreign locations.

	As of
Long-lived assets, including FCC authorizations:	September 30, 2010	December 31, 2009
	(In thousands)
North America	$1,420,073	$1,411,292
All other	41,845	43,516

Total	$1,461,918	$1,454,808

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2010	2009	2010	2009
	(In thousands)
North America	$597,656	$474,618	$1,806,380	$1,317,707
All other	9,384	8,314	30,789	27,920

Total	$607,040	$482,932	$1,837,169	$1,345,627

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Transactions with Major Customers. During the three and nine months ended September 30, 2010 and 2009, our revenue primarily included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Total revenue:
DISH Network	$512,852	$404,275	$1,515,405	$1,120,247
Bell TV	41,243	50,459	164,551	149,420
Other	52,945	28,198	157,213	75,960

Total revenue	$607,040	$482,932	$1,837,169	$1,345,627

Percentage of total revenue:
DISH Network	84.5%	83.7%	82.5%	83.3%

Bell TV	6.8%	10.4%	9.0%	11.1%

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

“Equipment revenue – DISH Network”

Receiver Agreement. In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from us. During July 2010, DISH Network exercised its right to extend the receiver agreement until January 1, 2012. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, we provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon 60 days written notice to us. We may terminate the receiver agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Services and other revenue – DISH Network”

Broadcast Agreement. In connection with the Spin-off, DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services. During July 2010, DISH Network exercised its right to extend the broadcast agreement until January 1, 2012. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon 60 days written notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network is obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

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

EchoStar VI, VIII and XII. DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In August 2010, DISH Network’s lease of EchoStar III terminated when it was replaced by EchoStar XV.

EchoStar XVI. DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite. There can be no assurance that any options to renew this agreement will be exercised. EchoStar XVI is expected to be launched during the second half of 2012.

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

Nimiq 5 Agreement. During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, DISH Network also entered into a

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and DISH Network are currently receiving service on 22 of these DBS transponders and will receive service on the remaining 10 DBS transponders over a phase-in period that will be completed in 2012.

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

Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service and continuing through the service term. Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date. Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite. QuetzSat-1 is expected to be launched during the second half of 2011.

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2011. During August 2010, DISH Network exercised its right to extend the TT&C agreement until January 2012. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. DISH Network may terminate the TT&C agreement for any reason upon 60 days prior written notice.

Real Estate Lease Agreements. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and DISH Network is responsible for a portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

Meridian Lease Agreement. During August 2010, DISH Network exercised their right to extend this lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado until January 1, 2012. DISH Network has the right to extend the Meridian Lease Agreement for one additional year.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all digital set-top boxes and related accessories that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon 60 days prior written notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“General and administrative expenses – DISH Network”

Management Services Agreement. In connection with the Spin-off, we entered into a management services agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us. Specifically, R. Stanton Dodge and Paul W. Orban remain employed by DISH Network, but also serve as our Executive Vice President and General Counsel, and Senior Vice President and Controller, respectively. We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the management services agreement. We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us. We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

The management services agreement automatically renewed on January 1, 2010 for an additional one-year period until January 1, 2011 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by us at any time upon at least 30 days’ prior written notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days’ prior notice; or (iii) by DISH Network upon written notice to us, following certain changes in control.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Other Agreements – DISH Network

Satellite Capacity Leased from DISH Network. In December 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite. During the three and nine months ended September 30, 2010, the amount of those fees included in “Cost of sales – services and other” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were approximately $5 million and $13 million, respectively. During the three and nine months ended September 30, 2009, we did not lease satellite capacity from DISH Network on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

Packout Services Agreement. In connection with the Spin-off, we entered into a packout services agreement, whereby we had the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. This agreement expired on January 1, 2010.

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased for a two-year period ending on January 1, 2010. In November 2010, we and DISH Network extended this agreement until January 1, 2012. We may terminate the remanufactured receiver agreement for any reason upon 60 days written notice to us. DISH Network may also terminate this agreement if certain entities acquire it. During the three and nine months ended September 30, 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of $1 million and $3 million, respectively. During the three and nine months ended September 30, 2009, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of $1 million and $6 million, respectively.

Tax Sharing Agreement. In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Code because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

Tivo. Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Launch Service. On December 21, 2009, we assigned certain of our rights under a launch contract to DISH Network for its fair value of $103 million. We recorded the assignment of these rights at our net book value of $89 million and recorded the $14 million difference between our net book value and DISH Network’s purchase price as a capital transaction with DISH Network. The $103 million was received in the first quarter 2010.

Weather Related Programming Agreement. During May 2010, DISH Network entered into an agreement pursuant to which, among other things, we agreed to develop certain weather related programming and DISH Network received the right to distribute such programming. This agreement was terminated during June 2010. In July 2010, we sold our interest in the entity that held such weather related programming for $5 million.

Acquisition of Alta Wireless, Inc. and Sale of South.com, LLC. During October 2010, we purchased an additional equity interest in Alta Wireless, Inc. from another party for $2.8 million. This transaction increased our ownership in Alta Wireless, Inc. from 49.9% to 95%. Alta Wireless Inc. holds certain authorizations for local multipoint distribution service (LMDS) spectrum in the United States. Additionally, during October 2010, we and the same counterparty sold our respective interests in South.com, LLC to DISH Network for $3 million and $2 million, respectively. South.com, LLC holds certain authorizations for multichannel video and data distribution service (MVDDS) spectrum in the United States.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Purchases:
Purchases from NagraStar	$7,272	$14,777	$15,481	$35,250

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$717	$3,683

Commitments to purchase from NagraStar	$6,098	$11,836

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide $112 million of value over an initial ten year period, of which $110 million has been satisfied in the form of cash, equipment and services, leaving $2 million remaining under this commitment. Of the remaining commitment, less than $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment.

The following table summarizes our transactions with Dish Mexico.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Sales:
Sales of set-top boxes and related accessories that are not related to the original commitment associated with our investment in Dish Mexico	$19,498	$4,265	$67,030	$7,995

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Receivable:
Amounts receivable from Dish Mexico	$2,798	$15,132

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of September 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

Our strategic transactions including our joint venture to provide a DTH service in Taiwan involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

14. Subsequent Event

Subsequent to September 30, 2010, and in connection with TerreStar Networks’ bankruptcy, we entered into agreements to provide a $75 million Credit Facility to TerreStar Networks and certain of its affiliates. On October 21, 2010, we funded $18 million to TerreStar Networks under this Credit Facility. Additionally, subsequent to September 30, 2010 and in connection with TerreStar Networks’ bankruptcy, we also entered into a restructuring support agreement pursuant to which we have committed to backstop up to $100 million of a $125 million rights offering for preferred shares of TerreStar Networks to be completed upon TerreStar Network’s emergence from bankruptcy. See Note 4 under “Investments in TerreStar” for further discussion.

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

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide $112 million of value over an initial ten year period, of which $110 million has been satisfied in the form of cash, equipment and services, leaving $2 million remaining under this commitment. Of the remaining commitment, less than $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three and nine months ended September 30, 2010, we sold $19 million and $67 million, respectively, of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of September 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

Our strategic transactions including our joint venture to provide a DTH service in Taiwan involve a high degree of risk and could expose us to significant financial losses if the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction.

Dependence on DISH Network. We currently depend on DISH Network for a substantial portion of the revenue for our “Digital Set-Top Box” business and we expect that for the foreseeable future DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are, and will for the foreseeable future be, closely linked to the performance of DISH Network’s satellite pay-TV business. In addition, while we expect to sell equipment to other customers, the number of potential new customers for our “Digital Set-Top Box” business is small and may be limited by our common ownership and related management with DISH Network, and our current customer concentration is likely to continue for the foreseeable future.

As disclosed by DISH Network in its Form 10-Q for the period ended September 30, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at September 30, 2010 and also experienced a net loss of subscribers during the three months ended September 30, 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, as a result of such higher than normal inventory levels, we anticipate that over the near term DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the nine months ended September 30, 2010. This decrease could have a material adverse effect on our results of operations. To the extent that DISH Network continues to experience a net loss of subscribers or its net loss of subscribers increases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

The impact to us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition (“HD”) receivers and HD digital video recorders (“DVRs”), as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4digital compression technology or Slingbox placeshifting technology. However, there can be no assurance that any of these factors will mitigate any decreases in subscriber growth at DISH Network. In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that DISH Network will continue to purchase products and services from us in the future.

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

Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline, and our growth prospects would be diminished.

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

satellites and require that we aggressively pursue alternative sources of revenue for this business. Possible adverse effects on the “Digital Set-Top Box” business from DISH Network’s higher than normal inventory balance of digital set-top boxes and related components and net loss of subscribers are not expected to impact the revenue generated within the “Satellite Services” segment.

During September 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite. Pursuant to this agreement, DISH Network will receive service from us on all 32 of the DBS transponders covered by our satellite service agreement with Telesat. DISH Network is currently receiving service on 22 of these DBS transponders and will receive service on the remaining 10 DBS transponders over a phase-in period that will be completed in 2012.

During 2008, we entered into a ten-year satellite service agreement with DISH Network for capacity on the QuetzSat-1 satellite. QuetzSat-1 is expected to be launched in the second half of 2011 and will operate at the 77 degree orbital location. Pursuant to this agreement, DISH Network will receive service from us on 24 of the 32 DBS transponders covered by our satellite service agreement with SES Latin America S.A. (“SES”).

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

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on their needs for equipment and services. As disclosed by DISH Network in its Form 10-Q for the period ended September 30, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at September 30, 2010 and also experienced a net loss of subscribers during the three months ended September 30, 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, as a result of such higher than normal inventory levels, we anticipate that over the near term DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the nine months ended September 30, 2010. This decrease could have a material adverse effect on our results of operations. To the extent that DISH Network continues to experience a net loss of subscribers or its net loss of subscribers increases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Risks

Our profitability is affected by our noncurrent marketable investment securities portfolio as of September 30, 2010 of $613 million, of which $474 million is accounted for at fair value and represents our investments in TerreStar Corporation and TerreStar Networks. The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the three months ended September 30, 2010, we recorded a $21 million loss on these investments compared to a $232 million gain for the same period in 2009. For the nine months ended September 30, 2010, we recorded a $23 million gain on these investments compared to a $349 million gain for the same period in 2009. Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility. The investments in TerreStar Networks are determined using Level 3 inputs under the fair value hierarchy. In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques. The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, and other factors. See Note 4 under “Investment in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

	For the Three Months Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$392,821	$314,362	$78,459	25.0
Equipment revenue - other	77,471	68,647	8,824	12.9
Services and other revenue - DISH Network	120,031	89,913	30,118	33.5
Services and other revenue - other	16,717	10,010	6,707	67.0

Total revenue	607,040	482,932	124,108	25.7

Costs and Expenses:
Cost of sales - equipment	401,998	327,522	74,476	22.7
% of Total equipment revenue	85.5%	85.5%
Cost of sales - services and other	62,295	47,954	14,341	29.9
% of Total services and other revenue	45.6%	48.0%
Research and development expenses	11,645	10,633	1,012	9.5
% of Total revenue	1.9%	2.2%
Selling, general and administrative expenses	34,308	41,670	(7,362)	(17.7)
% of Total revenue	5.7%	8.6%
Depreciation and amortization	58,191	58,989	(798)	(1.4)

Total costs and expenses	568,437	486,768	81,669	16.8

Operating income (loss)	38,603	(3,836)	42,439	NM

Other Income (Expense):
Interest income	3,525	9,757	(6,232)	(63.9)
Interest expense, net of amounts capitalized	11,074	(6,964)	18,038	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	(94)	100,458	(100,552)	(100.1)
Unrealized gains (losses) on investments accounted for at fair value, net	(21,087)	232,359	(253,446)	NM
Other, net	1,439	1,400	39	2.8

Total other income (expense)	(5,143)	337,010	(342,153)	NM

Income (loss) before income taxes	33,460	333,174	(299,714)	(90.0)
Income tax (provision) benefit, net	(28,309)	(38,492)	10,183	26.5
Effective tax rate	84.6%	11.6%

Net income (loss)	5,151	294,682	(289,531)	(98.3)
Less: Net income (loss) attributable to noncontrolling interest	—	742	(742)	(100.0)

Net income (loss) attributable to EchoStar common shareholders	$5,151	$293,940	$(288,789)	(98.2)

Other Data:
EBITDA	$77,052	$388,628	$(311,576)	(80.2)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $393 million during the three months ended September 30, 2010, an increase of $78 million or 25.0% compared to the same period in 2009. This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs. Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. As disclosed by DISH Network in its Form 10-Q for the period ended September 30, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at September 30, 2010 and also experienced a net loss of subscribers during the three months ended September 30, 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, as a result of such higher than normal inventory levels, we anticipate that over the near term DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the nine months ended September 30, 2010. This decrease could have a material adverse effect on our results of operations. To the extent that DISH Network continues to experience a net loss of subscribers or its net loss of subscribers increases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Equipment revenue – other. “Equipment revenue – other” totaled $77 million during the three months ended September 30, 2010, an increase of $9 million or 12.9% compared to the same period in 2009. This change resulted primarily from an increase in sales to Dish Mexico and an increase in retail sales of Slingboxes and related equipment, partially offset by a decrease in sales to Bell TV. Although the number of units sold to Bell TV decreased, the average revenue per unit to Bell TV increased compared to the same period in 2009 due to a change in sales mix. The sales to Dish Mexico were in addition to the original commitment associated with our investment in Dish Mexico.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $120 million during the three months ended September 30, 2010, an increase of $30 million or 33.5% compared to the same period in 2009. The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and an increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and an increase in uplink services. The increase in uplink services was primarily attributable to the launch of additional local channels and additional satellites being placed into service. See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cost of sales – equipment. “Cost of sales – equipment” totaled $402 million during the three months ended September 30, 2010, an increase of $74 million or 22.7% compared to the same period in 2009. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network, Dish Mexico and an increase in retail sales of Slingboxes and related equipment, partially offset by a decrease in sales to Bell TV. “Cost of sales – equipment” represented 85.5% of total equipment sales during each of the three months ended September 30, 2010 and 2009.

Cost of sales – services and other. “Cost of sales – services and other” totaled $62 million during the three months ended September 30, 2010, an increase of $14 million or 29.9% compared to the same period in 2009. This change primarily resulted from an increase in costs related to the Nimiq 5 satellite, which was placed into service in October 2009, and the EchoStar I satellite, which we began leasing from DISH Network during the first quarter 2010. “Cost of sales - services and other” represented 45.6% and 48.0% of total “Services and other revenue” during the three months ended September 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue. The majority of our costs associated with transponder leasing are related to satellites which are included in “Depreciation and amortization” expense.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled a negative $11 million during the three months ended September 30, 2010, a decrease in expense of $18 million compared to the same period in 2009. This change primarily resulted from $7 million, $3 million and $4 million of interest which was capitalized into construction in progress during the quarter that relates to interest expense that should have been capitalized in 2009, first quarter 2010 and second quarter 2010, respectively.

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net loss of less than $1 million during the three months ended September 30, 2010, a $101 million decrease compared to the same period in 2009. This change was attributable to a net gain of $101 million on the sale of marketable investment securities during the three months ended September 30, 2009.

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” for the three months ended September 30, 2010 was a net loss of $21 million compared to a net gain of $232 million during the same period in 2009. This change is attributable to decreases in fair value related to investments accounted for under the fair value method. See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $77 million during the three months ended September 30, 2010, a decrease of $312 million compared to the same period in 2009. This change primarily resulted from gains of $232 million in “Unrealized gains (losses) on investments accounted for at fair value, net,” and gains of $100 million in “Unrealized and realized gains (losses) on marketable investment securities” during the three months ended September 30, 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$77,052	$388,628
Interest expense, net	14,599	2,793
Income tax (provision) benefit, net	(28,309)	(38,492)
Depreciation and amortization	(58,191)	(58,989)

Net income (loss) attributable to EchoStar common shareholders	$5,151	$293,940

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

Income tax (provision) benefit, net. The income tax provision totaled $28 million during the three months ended September 30, 2010, a decrease of $10 million compared to the same period in 2009. This change resulted primarily from a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate. The increase in our effective tax rate was primarily related to changes in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders. Our net income attributable to EchoStar common shareholders was $5 million during the three months ended September 30, 2010, a decrease of $289 million compared to the same period in 2009. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data	2010	2009	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$1,161,508	$838,965	$322,543	38.4
Equipment revenue - other	276,037	195,635	80,402	41.1
Services and other revenue - DISH Network	353,897	281,282	72,615	25.8
Services and other revenue - other	45,727	29,745	15,982	53.7

Total revenue	1,837,169	1,345,627	491,542	36.5

Costs and Expenses:
Cost of sales - equipment	1,228,206	886,176	342,030	38.6
% of Total equipment revenue	85.4%	85.7%
Cost of sales - services and other	180,148	149,005	31,143	20.9
% of Total services and other revenue	45.1%	47.9%
Research and development expenses	36,270	31,447	4,823	15.3
% of Total revenue	2.0%	2.3%
Selling, general and administrative expenses	108,997	107,820	1,177	1.1
% of Total revenue	5.9%	8.0%
Depreciation and amortization	172,866	180,413	(7,547)	(4.2)

Total costs and expenses	1,726,487	1,354,861	371,626	27.4

Operating income (loss)	110,682	(9,234)	119,916	NM

Other Income (Expense):
Interest income	9,214	24,535	(15,321)	(62.4)
Interest expense, net of amounts capitalized	(10,727)	(21,479)	10,752	50.1
Unrealized and realized gains (losses) on marketable investment securities and other investments	(22,099)	97,504	(119,603)	NM
Unrealized gains (losses) on investments accounted for at fair value, net	22,720	349,309	(326,589)	(93.5)
Other, net	(6,791)	(3,645)	(3,146)	(86.3)

Total other income (expense)	(7,683)	446,224	(453,907)	NM

Income (loss) before income taxes	102,999	436,990	(333,991)	(76.4)
Income tax (provision) benefit, net	(67,579)	(41,881)	(25,698)	(61.4)
Effective tax rate	65.6%	9.6%

Net income (loss)	35,420	395,109	(359,689)	(91.0)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	NM

Net income (loss) attributable to EchoStar common shareholders	$35,420	$395,109	$(359,689)	(91.0)

Other Data:
EBITDA	$277,378	$614,347	$(336,969)	(54.8)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $1.162 billion during the nine months ended September 30, 2010, an increase of $323 million or 38.4% compared to the same period in 2009. This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs. Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Equipment revenue – other. “Equipment revenue – other” totaled $276 million during the nine months ended September 30, 2010, an increase of $80 million or 41.1% compared to the same period in 2009. This change resulted primarily from an increase in sales to Dish Mexico and to Bell TV. Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same period in 2009 due to a change in sales mix and as a result of the early 2009 amendment to our agreement with Bell TV, discussed below. The sales to Dish Mexico were in addition to the original commitment associated with our investment in Dish Mexico.

Other than our revenue from DISH Network, a majority of our revenue during the nine months ended September 30, 2010 was attributable to sales of equipment to Bell TV. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of certain digital set-top boxes to Bell TV. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. There can be no assurance that sales to Bell TV will continue at historical levels, and any decline could adversely affect our gross margins and profitability.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $354 million during the nine months ended September 30, 2010, an increase of $73 million or 25.8% compared to the same period in 2009. The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, and the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements. See Note 13 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Cost of sales – equipment. “Cost of sales – equipment” totaled $1.228 billion during the nine months ended September 30, 2010, an increase of $342 million or 38.6% compared to the same period in 2009. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network, Dish Mexico and Bell TV. “Cost of sales – equipment” represented 85.4% and 85.7% of total equipment sales during the nine months ended September 30, 2010 and 2009, respectively.

Cost of sales – services and other. “Cost of sales – services and other” totaled $180 million during the nine months ended September 30, 2010, an increase of $31 million or 20.9% compared to the same period in 2009. This change primarily resulted from an increase in costs related to the Nimiq 5 satellite, which was placed into service in October 2009, and the EchoStar I satellite which we began leasing from DISH Network during the first quarter 2010. “Cost of sales - services and other” represented 45.1% and 47.9% of total “Services and other revenue” during the nine months ended September 30, 2010 and 2009, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue. The majority of our costs associated with transponder leasing are related to satellites which are included in “Depreciation and amortization” expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $173 million during the nine months ended September 30, 2010, an $8 million or 4.2% decrease compared to the same period in 2009. The change in “Depreciation and amortization” expense was primarily related to declines in depreciation expense related to satellites that became fully depreciated in 2010, partially offset by depreciation expense associated with Nimiq 5 which was placed into service in October 2009.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $11 million during the nine months ended September 30, 2010, a decrease of $11 million or 50.1% compared to the same period in 2009. This change primarily resulted from $7 million of interest which was capitalized into construction in progress during the period that relates to interest expense that should have been capitalized in 2009. This decrease was partially offset by an increase in interest expense related to the Nimiq 5 capital lease.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net loss of $22 million during the nine months ended September 30, 2010, a $120 million decrease compared to the same period in 2009. This change primarily resulted from a net gain of $104 million on the sale of marketable investment securities in 2009 and an increase in impairment charges on our marketable and other investment securities during 2010 compared to the same period in 2009.

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled a net gain of $23 million during the nine months ended September 30, 2010, a $327 million decrease compared to the same period in 2009. This change is attributable to a decline in gains related to investments accounted for under the fair value method. See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $277 million during the nine months ended September 30, 2010, a decrease of $337 million compared to the same period in 2009. This change primarily resulted from gains of $349 million in “Unrealized gains (losses) on investments accounted for at fair value, net,” and gains of $98 million in “Unrealized and realized gains (losses) on marketable investment securities” during the three months ended September 30, 2009. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended September 30,
	2010	2009
	(In thousands)
EBITDA	$277,378	$614,347
Interest expense, net	(1,513)	3,056
Income tax (provision) benefit, net	(67,579)	(41,881)
Depreciation and amortization	(172,866)	(180,413)

Net income (loss) attributable to EchoStar common shareholders	$35,420	$395,109

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

Income tax (provision) benefit, net. The income tax provision totaled $68 million during the nine months ended September 30, 2010, an increase of $26 million compared to the same period in 2009. This increase resulted primarily from an increase in the effective tax rate, offset by the decrease in “Income (loss) before income taxes.” The increase in the effective tax rate is related to changes in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders. Our net income attributable to EchoStar common shareholders was $35 million during the nine months ended September 30, 2010, a decrease of $360 million compared to the same period in 2009. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 3. – Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities. As of September 30, 2010, our cash, cash equivalents and current marketable investment securities totaled $967 million compared to $829 million as of December 31, 2009, an increase of $138 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $196 million, a cash payment received from DISH Network of $103 million for the assignment of certain rights under a launch contract and an increase of $79 million in the value of certain marketable investment securities, partially offset by capital expenditures of $157 million, purchases of strategic investments of $46 million and repayment of debt of $43 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis. As of September 30, 2010 and December 31, 2009, we held VRDNs with fair values of $356 million and $399 million, respectively.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2010.

Cash Flow

Cash flows from operating activities

For the nine months ended September 30, 2010, we reported “Net cash flows from operating activities” of $196 million. This amount is primarily comprised of net income, adjusted to exclude non-cash changes in “Depreciation and amortization” expense and “Deferred tax expense (benefit)” of $238 million, partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments. Our cash flows from operations were negatively impacted by net increases in amounts receivable from DISH Network, partially offset by other changes in operating assets and liabilities.

Cash flows from investing activities

For the nine months ended September 30, 2010, we reported “Net cash outflows from investing activities” of $62 million that were primarily related to capital expenditures of $157 million and purchases of strategic investments of $46 million, partially offset by a payment received from DISH Network of $103 million for the assignment of certain rights under a launch contract and net sales of marketable investment securities of $37 million. The capital expenditures include $85 million of satellite related capital expenditures and $72 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2010, we reported “Net cash outflows from financing activities” of $40 million primarily resulting from repayment of debt.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

During the nine months ended September 30, 2010, we repurchased 34 thousand shares of our Class A common stock for $605,000. As of September 30, 2010, we were authorized by our Board of Directors to repurchase up to $499 million of our Class A common stock. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.

Contractual Obligations

Subsequent to September 30, 2010, and in connection with TerreStar Networks’ bankruptcy, we entered into agreements to provide a $75 million Credit Facility to TerreStar Networks and certain of its affiliates. On October 21, 2010, we funded $18 million to TerreStar Networks under this Credit Facility. Additionally, subsequent to September 30, 2010 and in connection with TerreStar Networks’ bankruptcy, we also entered into a restructuring support agreement pursuant to which we have committed to backstop up to $100 million of a $125 million rights offering for preferred shares of TerreStar Networks to be completed upon TerreStar Network’s emergence from bankruptcy. See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

AMC-16. AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. As a result, our monthly recurring payment was reduced and our capital lease obligation and the corresponding asset value were lowered by approximately $39 million.

During 2008, we entered into a joint venture for a direct-to-home, or DTH, service in Mexico known as Dish Mexico, S. de R.L. de C.V., or Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, including regulatory approvals and compliance with various other arrangements, we committed to provide $112 million of value over an initial ten year period, of which $110 million has been satisfied in the form of cash, equipment and services, leaving $2 million remaining under this commitment. Of the remaining commitment, less than $1 million is expected to be paid in cash and the remaining amounts may be satisfied in the form of certain services or equipment. During the three and nine months ended September 30, 2010, we sold $19 million and $67 million, respectively, of set-top boxes and related accessories to Dish Mexico that are not related to the original commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. As of September 30, 2010 and December 31, 2009, amounts receivable from the joint venture were $10 million and $4 million, respectively.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on their needs for equipment and services. As disclosed by DISH Network in its Form 10-Q for the period ended September 30, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at September 30, 2010 and also experienced a net loss of subscribers during the three months ended September 30, 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, as a result of such higher than normal inventory levels, we anticipate that over the near term DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the nine months ended September 30, 2010. This decrease could have a material adverse effect on our results of operations. To the extent that DISH Network continues to experience a net loss of subscribers or its net loss of subscribers increases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $967 million. Of that amount, a total of $759 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our September 30, 2010 current non-strategic investment portfolio of $759 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $10 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2010 of 1.0%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $1 million in annual interest income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Strategic Marketable Investment Securities

As of September 30, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $208 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $21 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2010, we had $17 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the United States Government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our September 30, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of September 30, 2010, we had $613 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting. Of this amount, $474 million relates to our investments in TerreStar Networks and TerreStar Corporation which are accounted for under the fair value method. TerreStar Networks filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010. As of November 5, 2010, TerreStar Corporation had not filed for bankruptcy protection. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion. A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $47 million in the fair value of these investments. The remaining amount of our other investment securities portfolio of $139 million is accounted for under the cost and equity methods of accounting. A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $14 million in the fair value of these investments.

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

Long-Term Debt

As of September 30, 2010, we had $412 million of long-term debt, of which $405 million represents our capital lease obligations, which are not subject to fair value disclosure requirements.

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

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. The plaintiffs can appeal that decision to the United States Supreme Court. We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain user-friendly features that we currently offer to consumers. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II – OTHER INFORMATION - Continued

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

PART II – OTHER INFORMATION - Continued

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

PART II – OTHER INFORMATION - Continued

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

On October 6, 2010, the Patent and Trademark Office (the “PTO”) issued an office action confirming the validity of certain of the software claims of United States Patent No. 6,233,389 (the ‘389 patent). However, the PTO only confirmed the validity of the ‘389 patent after Tivo made statements that we believe narrow the scope of its claims. The claims that were confirmed thus should not have the same scope as the claims that we were found to have infringed and which underlie the contempt ruling that we are now appealing. Therefore, we believe that the PTO’s conclusions are relevant to the issues on appeal. The PTO’s conclusions support our position that our original alternative technology does not infringe and that we acted in good faith to design around Tivo’s patent.

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

PART II – OTHER INFORMATION - Continued

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during the second quarter 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

PART II – OTHER INFORMATION - Continued

Item 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2009 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A for 2009.

If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

Our customers use our encryption and related security technology in the digital set-top boxes that they purchase from us to control access to their programming content. Our encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all. We cannot ensure that we will be successful in reducing or controlling theft of our customers’ programming content. As a result, sales of our digital set-top boxes may decline and we may incur additional costs in the future if our system’s security is compromised.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2010 through September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
July 1 - July 31, 2010	—	$—	—	$499,395
August 1 - August 31, 2010	—	—	—	499,395
September 1 - September 30, 2010	—	—	—	499,395

Total	—	$—	—	$499,395

(1)	Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares through and including December 31, 2011. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

PART II – OTHER INFORMATION - Continued

Item 6.	EXHIBITS

(a) Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*	The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

☐	Filed herewith.
*	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

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

Date: November 5, 2010