Form 10-K
period 2010-12-31
EchoStar CORP
filed 2011-02-24
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 001-33807

EchoStar Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East Englewood, Colorado	80112 5308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 706-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.001 par value	The Nasdaq Stock Market L.L.C.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $712 million based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 14, 2011, the registrant’s outstanding common stock consisted of 37,583,445 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

For further discussion see Item 1A. Risk Factors. The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•

We currently depend on DISH Network Corporation (“DISH Network”), Bell TV and Dish Mexico for substantially all of our revenue. The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes and/or other products or services to, DISH Network, Bell TV or Dish Mexico would significantly reduce our revenue and adversely impact our results of operations. In addition, the loss of, or a significant reduction in, orders from, or a decrease in selling price of transponder leasing and/or providing digital broadcast operations to, DISH Network would also significantly reduce our revenue and adversely impact our results of operations.

•	Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

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

•	If we are unable to properly respond to technological changes, our business could be significantly harmed.

•	We currently have unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

•	Our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

•	We may need additional capital, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

•	We may experience significant financial losses on our existing investments.

•

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•	We intend to make significant investments in new products, services, technologies and business areas that may not be profitable.

•	We may not be aware of certain foreign government laws or regulations or changes to them which could have a significant adverse impact on our business.

•	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

•

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others. The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

•	Any failure or inadequacy of our information technology infrastructure could harm our business.

i

•	We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•	We have not been an independent company for a significant amount of time and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

•	We rely on key personnel and the loss of their services may negatively affect our businesses.

Risks Affecting Our “Digital Set-Top Box” Business

•

We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

•	Our business may suffer if our customer base does not compete successfully with existing and emerging competition.

•	Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

•

Component pricing may remain stable or be negatively affected by inflation, increased demand, decreased supply, or other factors, which could have a material adverse effect on our results of operations.

•

The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

•	Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

•	Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

•	If we are successful in growing sales of our digital set-top boxes to international customers, we may be subject to greater risks.

•	The digital set-top box business is extremely competitive.

•	We expect to continue to face competition from new market entrants, principally located in Asia, that offer low cost set-top boxes.

•	Our digital set-top boxes are highly complex and may experience quality or supply problems.

•	If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

•

Our reliance on a single supplier or a limited number of suppliers for several components used in our digital set-top boxes could restrict production, result in higher digital set-top box costs and delay deliveries to customers.

•	Our future growth depends on growing demand for advanced technologies.

•	If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

Risks Affecting Our “Satellite Services” Business

•	We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•	Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•	Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

ii

•	Our “Satellite Services” business is subject to risks of adverse government regulation.

•	Our business depends on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•	Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•	We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

Risks Relating to the Spin-Off

•	We have potential conflicts of interest with DISH Network due to our common ownership and management.

Risks Relating to our Common Stock and the Securities Market

•	We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

•	We are controlled by one principal shareholder who is our Chairman.

Risks Relating to our Acquisition of Hughes Communications Inc. (“Hughes”)

•	Governmental authorities must approve our acquisition of Hughes and could impose conditions on, delay, or refuse to approve the merger.

•	We may not be able to obtain the financing required to fulfill our obligations under our agreement to acquire Hughes.

•	The terms of the financing related to our acquisition of Hughes will significantly reduce our ability to incur additional indebtedness.

•	The incurrence of indebtedness to finance our acquisition of Hughes will substantially increase our leverage.

•	Although we expect that our acquisition of Hughes will benefit us, those expected benefits may not occur because of the complexity of the integration and other challenges.

•	If we are able to complete our acquisition of Hughes, we will be subject to the risks related to Hughes’ business.

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

OVERVIEW

EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two primary business units:

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers. We also use certain of our satellites to offer our ViP-TV service, which transports MPEG-4 IP encapsulated standard-definition and high-definition programming on behalf of telecommunications companies and rural cable operators.

We were organized in October 2007 as a corporation under the laws of the State of Nevada. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.” Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000. Effective January 1, 2008, DISH Network completed its distribution to us (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. Since the Spin-off, we and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

BUSINESS STRATEGIES

Expand “Digital Set-Top Box” business to additional customers. We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets. As a result of our extensive experience with designing, developing and distributing digital set-top boxes and related products, we believe we can leverage the broader adoption of advanced technologies within set-top boxes to create opportunities for us. In particular, the broader adoption of advanced technologies within set-top boxes may launch a replacement cycle, particularly among direct-to-home (“DTH”) satellite and cable providers with substantial bases of legacy equipment.

Leverage satellite capacity and related infrastructure. Our “Satellite Services” business benefits from excess satellite and fiber capacity. While DISH Network is our primary customer for satellite services, we believe market opportunities exist to lease our capacity to a broader customer base, including providers of pay-TV service, satellite-delivered broadband, corporate communications and government services.

Offer end-to-end pay-TV delivery systems. We intend to leverage our approximately 1,100 engineers to customize infrastructure solutions for a broad base of customers. For example, as recently demonstrated by our Dish Mexico joint venture, we are offering customers end-to-end pay-TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and network design and management.

Capitalize on change in regulations. Changes in federal law and regulations applicable to the set-top box industry may create opportunities for us to expand our business. For instance, the FCC requires cable providers to use removable security modules to provide conditional access security for television content. The FCC intended for this regulation to spur competition in the retail set-top box market, providing an even playing field between leased cable set-top boxes and retail-bought, cable-ready TVs and set-top box equipment. We believe this new regulation may create an opportunity for us to compete on a more level field in the domestic market for cable set-top boxes.

Exploit international opportunities. We believe that DTH satellite service is particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to try to secure new investments and customer relationships with international DTH satellite service providers.

Pursue strategic partnerships, joint ventures and acquisitions. We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

“DIGITAL SET-TOP BOX” BUSINESS

Our Products

Digital Set-Top Boxes. We offer a wide range of digital set-top boxes that allow consumers to watch and control their television programming and contain a variety of other capabilities and functionality. Our current digital set-top boxes include:

•

Standard-definition (“SD”) digital set-top boxes: These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content.

•

High-definition (“HD”) digital set-top boxes: These devices allow consumers who subscribe to television services from multi-channel video distributors to access the enhanced picture quality and sound of high-definition content, in addition to the SD functionality of our SD digital set-top boxes.

Certain models of our SD digital set-top boxes and HD digital set-top boxes also contain certain of the following advanced capabilities and functionalities:

•	Interactive Applications: These applications include an on-screen program guide, pay-per-view offerings, the ability to support V-chip type parental control technology, games and shopping.

•	DVR: Enables subscribers to pause, stop, reverse, fast forward, record and replay digital television content using a built-in and/or external hard drive capable of storing content.

•	Broadband Internet Connectivity: Provides IPTV functionality, which supports on-demand services that allow consumers to download television programming, movies, music and other content.

•	Sling “placeshifting” technology: Allows consumers to watch and control their digital television content anywhere in the world via a broadband Internet connection.

In addition to digital set-top boxes, we also design and develop related products such as satellite dishes, remote controls, and broadband Internet connectivity devices.

Digital Broadcast Operations. We operate a number of digital broadcast centers in the United States. Our principal digital broadcast centers are located in Cheyenne, Wyoming, and Gilbert, Arizona. We also have five regional digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers’ satellites. Programming and other data is received at these centers by fiber optic cable or satellite. It is then processed, compressed, and encrypted and then uplinked to our satellites and our customers’ satellites for transmission to end users. In addition, we have the capability to aggregate content at our digital broadcast centers and offer transport services for over 200 channels of MPEG-4 IP encapsulated standard-definition and high-definition programming from our satellite located at the 85 degree orbital location. We offer these wholesale programming transport services to telecommunication companies, rural cable operators, local exchange carriers and wireless broadband providers.

Our Customers

Historically, the primary customer of our “Digital Set-Top Box” business has been DISH Network. DISH Network accounted for 82.8%, 81.9% and 87.1% of our total “Digital Set-Top Box” revenue for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Bell TV, a DTH satellite service provider in Canada, accounted for 9.8%, 11.7% and 9.3% of our total “Digital Set-Top Box” revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Furthermore, Dish Mexico, a DTH satellite service provider in Mexico, accounted for 3.9% and 2.1% of our total “Digital Set-Top Box” revenue for the years ended December 31, 2010 and 2009, respectively. We also currently sell our digital set-top boxes to other international DTH satellite and cable providers, although these customers do not account for a significant amount of our total revenue.

We expect to continue to rely on DISH Network as the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. We have entered into commercial agreements with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network at our cost plus a fixed margin until January 1, 2012. However, DISH Network is under no obligation to purchase our digital set-top boxes or related products before or after this date.

A substantial majority of our international revenue during each of the years ended December 31, 2010, 2009, and 2008, was attributable to sales of digital set-top boxes to Bell TV and Dish Mexico. In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of digital set-top boxes to Bell TV, subject to certain limited exceptions. The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. Additionally, during 2008, we entered into our Dish Mexico joint venture. Sales of digital set-top boxes and related accessories to Dish Mexico are not related to the original contribution commitment associated with our investment in Dish Mexico, which was satisfied as of December 31, 2010.

Our Competition

As we seek to establish ourselves in the digital set-top box industry as an independent business, we face substantial competition. Many of our primary competitors, such as Motorola, Cisco (which owns Scientific Atlanta), Pace and Technicolor have established longstanding relationships with their customers. Although some of the competitors own the conditional access technology deployed by their customers, the FCC’s rules regarding separate mandated removable security in digital cable systems may allow us to compete for this type of business. In addition, we may face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours. Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including delivery of 3D TV video content and Internet delivery of video content, to market to keep pace with our competitors.

Our Manufacturers

Although we design, engineer and distribute digital set-top boxes and related products, we are not directly engaged in the manufacturing process. Rather, we outsource the manufacturing of our digital set-top boxes and related products to third parties who manufacture our products according to specifications supplied by us. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products. Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business. Sanmina-SCI Corporation and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes.

“SATELLITE SERVICES” BUSINESS

We operate six owned and four leased in-orbit satellites. We also have one owned satellite and one leased satellite under construction. In addition, we have suspended construction on the CMBStar satellite.

Our transponder capacity is currently used by our customers for a variety of applications:

•

DTH Services. We provide satellite transponder capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming. Our satellites are also used for the transmission of live sporting events, Internet, disaster recovery, and satellite news gathering services.

•

Government Services. We provide satellite services and technical services to U.S. government service providers and directly to some state agencies. We believe the U.S. government may increase its use of commercial satellites for homeland security, emergency response, continuing education, distance learning, and training.

•

Network Services. We provide satellite transponder capacity and provide terrestrial network services to corporations. These networks are dedicated private networks that allow delivery of video and data services for corporate communications. Our satellites can be used for point-to-point or point to multi-point communications.

Our Customers

We provide transponder capacity on our satellite fleet primarily to DISH Network, but also to a small number of U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers. Currently, due to our limited customer base, we have excess capacity. For the years ended December 31, 2010, 2009 and 2008, DISH Network accounted for approximately 79.5%, 75.4% and 78.7% of our total “Satellite Services” revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite. See “Related Party Transactions with DISH Network — Satellite Capacity Agreements” in Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including DISH Network’s ability to construct and launch its own satellites. Any termination or reduction in the services we provide to DISH Network may cause us to have excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our other satellite service sales are generally characterized by shorter-term contracts or spot market sales. Future costs associated with our excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.

Our Competition

We compete against larger, well-established satellite service companies, such as Intelsat, SES World Skies and Telesat, in an industry that is characterized by long-term contracts and high costs for customers to change service providers. Therefore, it will be difficult to displace customers from their current relationships with our competitors. Intelsat and SES World Skies maintain key North American orbital slots that may further limit competition and competitive pricing. In addition, our satellite service business could face significant competition from suppliers of terrestrial communications capacity.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

INTERNATIONAL DIRECT-TO-HOME PLATFORMS

Our experience with digital set-top boxes and satellite delivery systems enables us to provide end-to-end pay-TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”). Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, we committed to provide $112 million of value over an initial ten year period in the form of cash, equipment and services, which was satisfied as of December 31, 2010.

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.

OTHER BUSINESS OPPORTUNITIES

We intend to evaluate new strategic development opportunities in North America and in other international markets. We also plan to expand our business and support the development of new satellite-delivered services, such as broadband Internet connectivity and mobile video services. The expertise we obtain through these strategic opportunities may also help us to improve and expand the services that we provide to our existing customers.

Acquisition of Hughes

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”). Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash. The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9 1/2% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained. As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced. The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, such as approval by the FCC and the Federal Trade Commission. The Hughes Agreement contains certain termination rights for both Hughes and us.

In order to finance the Hughes Merger, we and ESS obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing, in each case from Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Commitment”). Deutsche Bank’s obligations under the Bridge Commitment are subject to a number of conditions, including that the conditions to closing under the Hughes Agreement have been met (subject to certain exceptions); that we have a minimum amount of cash on hand at the closing; that we have provided certain financial statements and other information relating to us and Hughes in specified time periods; and that our aggregate indebtedness not exceed specified levels. There is no assurance that we will be able to satisfy these conditions. The initial term of the Bridge Commitment is six months. We have the option to extend the term of the Bridge Commitment to nine months so long as we have delivered certain required information, including certain financial statements, and have complied with our obligations to issue debt securities in lieu of borrowing under the Bridge Commitment. Subject to certain exceptions, we do not have the ability to terminate the Hughes Agreement until nine months after the date the Hughes Agreement was executed. Accordingly, there is no assurance that the Bridge Commitment will remain in effect for the duration of our obligations under the Hughes Agreement. We do not have the ability to terminate the Hughes Agreement if we are unable to obtain sufficient funds to satisfy our obligations under the Hughes Agreement. If the funding under the Bridge Commitment were to become unavailable for any reason, there is no assurance that we will be able to obtain sufficient funds to satisfy our obligations under the Hughes Agreement.

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

Satellites	Launch Date	Degree Orbital Location	Original Useful Life/ Lease Term (In Years)
Owned:
EchoStar III (1)	October 1997	61.5	12
EchoStar IV (2)	May 1998	77	12
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)	August 2002	77	12
EchoStar IX (1)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10

Leased from DISH Network:
EchoStar I (1)	December 1995	77	12

Leased from Other Third Parties:
AMC-15 (3)	December 2004	105	10
AMC-16 (3)	January 2005	85	10
Nimiq 5 (1) (3)	September 2009	72.7	15

Under Construction:
QuetzSat-1 (leased) (1)	2011	77	10
EchoStar XVI (owned) (1)	2012	61.5	15
CMBStar (owned)	Construction Suspended

(1)	See Note 19 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Agreements.
(2)	Fully depreciated and not currently in service.
(3)	These satellites are accounted for as capital leases.

Prior to 2010, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” in Note 6 in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry insurance for any of the in-orbit satellites that we use, and therefore we will bear the risk of any in-orbit failures.

Recent Developments

Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of TWTA failures in previous years, during January and May 2010, and February 2011, only 10 transponders are currently available for use. Although these failures have impacted the commercial operation of the satellite, the satellite has been fully depreciated. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

EchoStar VI. EchoStar VI was designed with 108 solar array strings, of which approximately 102 are required to assure full power availability for the original minimum 12-year useful life of the satellite. During March and August of 2010, EchoStar VI experienced anomalies resulting in the loss of 24 solar array strings, reducing the number of functional solar array strings to 84. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years, commercial operation has been impacted and there can be no assurance that future anomalies will not reduce its useful life or further impact its commercial operation. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 DBS transponders operating at approximately 250 watts per channel. The power reduction resulting from the solar array failures currently limits us to operating 24 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 12 DBS transponders operating at approximately 250 watts per channel. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.

EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. EchoStar VIII was also designed with spot-beam technology. This satellite has experienced several anomalies prior to 2011, but none have reduced its useful life or impacted its commercial operation. During January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service. Testing is being performed to determine if this anomaly will reduce the satellite’s useful life or impact its commercial operations. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-16. AMC-16 commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band fixed satellite services (“FSS”) transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. As a result, our monthly recurring payment was reduced accordingly and our capital lease obligation and the corresponding asset value were lowered by approximately $39 million.

Satellites Under Construction

QuetzSat-1. During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched during the second half of 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us. See Note 19 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EchoStar XVI. During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life. See Note 19 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

CMBStar. During 2008, we suspended construction of the CMBStar satellite and recorded an $85 million impairment. We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic operations. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”) and certain foreign governments. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

Regulations Applicable to Satellite Operations

FCC Jurisdiction over our Satellite Operations. The Communications Act gives the FCC broad authority to regulate our satellite operations. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•

the assignment of satellite radio frequencies and orbital locations, the licensing of satellites and earth stations, the granting of related authorizations, and evaluation of the fitness of a company to be a licensee;

•	approval for the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•	ensuring compliance with the terms and conditions of such assignments, licenses, authorizations and approvals including required timetables for construction and operation of satellites;

•	avoiding interference with other radio frequency emitters; and

•	ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

To obtain FCC satellite licenses and authorizations, satellite operators must satisfy strict legal, technical and financial qualification requirements. Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, construction milestones, and various reporting requirements. Applications for new or modified satellites and earth stations are necessary for further development and expansion of satellites services. Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions which may be cumbersome.

Overview of Our Satellite Licenses, Authorizations and Contractual Rights for Satellite Capacity.

Our satellites are located in orbital positions, or slots, that are designated by their western longitude. An orbital position describes both a physical location and an assignment of spectrum in the applicable frequency band. Each transponder on our satellites typically exploits one frequency channel. Certain of our satellites also include spot-beam technology that enables us to provide services on a local or regional basis, but reduces the number of frequency channels that could otherwise be utilized across the entire United States.

We have U.S. DBS licenses for 30 frequencies at the 61.5 degree orbital location, capable of providing service to the Eastern and Central United States. We are also currently operating on the two unassigned frequencies at the 61.5 degree orbital location under a conditional special temporary authorization. That authority requires periodic renewal. The licensing method for assigning these two channels will be decided in a pending FCC rulemaking proceeding, and these two channels are currently subject to an FCC moratorium on new DBS applications. The FCC has previously found that existing DBS providers will not be eligible for the two unassigned channels at the 61.5 degree orbital location. There is a pending petition for reconsideration of that decision, which will be determined as part of the FCC rulemaking.

We also have FCC authority to provide service from a Mexican DBS orbital slot at the 77 degree orbital location using 24 frequencies and at a Canadian DBS orbital slot at the 72.7 degree orbital location using 32 frequencies. In addition, we hold licenses or have entered into agreements to lease capacity on satellites at FSS orbital locations including:

•

500 MHz of Ku spectrum divided into 32 frequencies at the 121 degree orbital location, capable of providing service to CONUS, plus 900 MHz of Ka spectrum at the 121 degree orbital location capable of providing service into select spot beams;

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

We have FCC authority to build and operate a “tweener” DBS satellite at the 86.5 degree orbital location. Among other conditions, we had to complete construction of a satellite for that slot by November 30, 2010. We have requested modification of that authority to move an existing satellite, EchoStar VIII, to that location and operate that satellite instead of completing construction of a new one. There can be no assurance that the FCC will grant this request or that it will not find that we have failed to meet the November 30, 2010 “milestone” deadline.

We were also granted authority to launch and operate five satellites in the 17/24 GHz Broadcasting-Satellite Service (“BSS”) frequency band at the 62.15, 75, 79, 107 and 110.4 degree orbital locations. These authorizations are conditioned on meeting certain construction milestones, and on the results of a pending rulemaking addressing potential interference between DBS and 17/24 GHz BSS operations. The FCC has also authorized DirecTV to operate a satellite in the 17/24 GHz BSS frequency band at 110.9 degrees, and therefore the available spectrum at the nominal 110 degrees orbital location is split equally between DirecTV and us. There can be no assurance that we will develop acceptable plans to meet these milestones, or that we will be able to utilize these orbital slots.

Each of our FSS and 17/24 GHz BSS satellite licenses is subject to a bond requirement of $3 million, all or part of which may be forfeited if we do not meet the milestones for a particular satellite. We have requested that the bond funds for certain satellite licenses we have surrendered be released to us rather than be paid to the FCC. We cannot be sure that the FCC will approve these requests.

Before we may launch and operate a satellite, the FCC must grant us a license. Under current FCC rules, if a licensee does not meet construction or launch milestones under three satellite licenses within any three-year period, a rebuttable presumption is established that the licensee obtained one or more of those licenses for speculative purposes. As a result, the FCC will not grant any further satellite license applications from that licensee beyond two pending applications and/or licensed-but-unbuilt satellites, unless the applicant is able to rebut that presumption, the applicant demonstrates that it is likely to build and launch its satellites, or the FCC grants a waiver. The FCC has also stated that the voluntary surrender of a satellite license counts as a missed milestone. On May 27, 2009, the FCC dismissed our application for a C-band satellite at the 85 degree orbital location (without prejudice to re-filing)

on the grounds that we had surrendered three satellite licenses within a three-year period. We re-filed our application for a C-band satellite at the 85 degree orbital location on May 28, 2009. On July 29, 2010, the FCC dismissed our re-filed application (again without prejudice to re-filling) on the grounds that we had not rebutted the presumption that we had obtained one or more of those licenses for speculative purposes. On August 30, 2010, we filed a petition for reconsideration of this latest dismissal. In our petition for reconsideration, we asked the FCC to reconsider its decision, sought to rebut the presumption, attempted to make the required demonstration, and requested a waiver of the rule. Unless we can convince the FCC to reconsider its decision, make the required demonstration or the FCC grants a waiver, we will need to wait until we have fewer than two pending applications and/or licensed-but-unbuilt satellites before the FCC will grant us additional satellite licenses.

We currently have several pending applications and/or licensed-but-unbuilt satellites, none of which are affected by the FCC’s dismissal of this application. There can be no assurance that the FCC will grant our petition for reconsideration or that it will not dismiss any future satellite applications we may file on the same grounds. In addition, we have a number of modification, special temporary authority, and license applications pending with the FCC. We cannot be sure that the FCC will grant any of our applications, or that the authorizations, if granted, will not be subject to onerous conditions. Moreover, the cost of building, launching and insuring a satellite can be as much as $300 million or more, and we cannot be sure that we will be able to construct and launch all of the satellites for which we have requested authorizations.

Duration of our Satellite Licenses. Generally speaking, all of our satellite licenses are subject to expiration unless renewed by the FCC. The term of each of our DBS licenses is 10 years, and our FSS and 17/24 GHz BSS licenses generally have 15 year terms. Our licenses are currently set to expire at various times. In addition, our special temporary authorizations are granted for periods of only 180 days or less, subject to possible renewal by the FCC. Generally, our FCC licenses and special temporary authorizations have been renewed by the FCC on a routine basis but, there can be no assurance that the FCC will continue to do so.

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

Reverse Band (17/24 GHz BSS) Spectrum. Recently authorized 17/24 GHz BSS operations may interfere with the uplink operations of DBS satellites. At this time, no applications (other than our own application at 62.15 degrees) have been filed to operate a 17/24 GHz BSS satellite near our DBS satellites at 61.5 degrees. We cannot be certain that such an application will not be filed in the future. Furthermore, the FCC has a pending rulemaking to decide how to protect DBS satellites from 17/24 GHz BSS operations, and we cannot predict if and how the final rules will affect either our DBS operations at 61.5 degrees or our 17/24 GHz BSS authorizations.

Interference from Other Services Sharing Satellite Spectrum. The FCC has adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and Ku-band-based fixed satellite services. The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band. MVDDS licenses were auctioned in 2004. While, to our knowledge, no MVDDS systems have been commercially deployed, several systems are now being tested, and may soon be deployed. Despite regulatory provisions to protect DBS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS band will not interfere with our DBS operations and adversely affect our business.

International Satellite Competition and Interference. As noted above, we have received authority to provide service to the U.S. from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees. DirecTV, Spectrum Five and DISH Network L.L.C. have received similar authorizations to provide service to the U.S. from foreign orbital slots. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. It may also provide a means by which to increase our available satellite capacity in the United States. In addition, a number of administrations, such as Great Britain and The Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots. Such operations could cause harmful interference into our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC. The risk of harmful interference will depend upon the final rules adopted in the FCC’s “tweener” proceeding.

The International Telecommunication Union. Our satellites also must conform to ITU requirements and regulations. We have cooperated, and continue to cooperate, with the FCC in the preparation of ITU filings and responses. We have “requests for modification” that have been filed by the United States government relating to certain of our satellites. In the event such a “request for modification” is not granted by the ITU, we will have to enter into coordination agreements with adjacent operators or operate the applicable satellite(s) on a non-interference basis. If we cannot enter into coordination agreements with adjacent operators or operate on a non-interference basis, we may have to cease operating such satellite(s) at the affected orbital location. We cannot predict when the ITU will act upon these “requests for modifications.”

Regulations Applicable to Our “Digital Set-Top Box” Business

FCC Jurisdiction over Set-Top Box Operations. Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements. The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Separate Security Plug and Play. U.S. cable companies are required by law to separate the security from the other functionality of their set-top boxes. Set-top boxes used by DBS providers are not currently subject to this separate security requirement. However, the FCC is currently considering a possible expansion of the requirement to set-top boxes. The development of a retail market for cable set-top boxes could provide us with an opportunity to expand sales of set-top boxes and related equipment for use in non-DBS households. The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues related to this requirement. We have licensed tru2way technology for use with cable set-top boxes. We cannot predict whether the FCC will impose rules on DBS providers that are based on cable “plug and play” rules or the concepts from the private tru2way commercial arrangement. If the FCC were to extend or expand its separate security rules or the tru2way commercial arrangement to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted. Specifically, if a retail DBS set-top box market develops capable of accepting removable security modules, there is a risk that we would have reduced sales if competitors produce DBS set-top boxes.

Other Applicable Regulations

LMDS Licenses. In 2010, we purchased an additional equity interest in Alta Wireless, Inc. which holds certain authorizations for Local Multipoint Distribution Service (“LMDS”) licenses in each of Kansas City, Phoenix, Cheyenne, and San Diego.

Export Control Regulation

We are required to obtain import and export licenses from the United States government to receive and deliver certain components of DTH satellite television systems. In addition, the delivery of satellites and the supply of certain related ground control equipment, technical services and data, and satellite communication/control services to destinations outside the United States are subject to export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

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

We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases may also be trebled in certain circumstances. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions. We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid or that our products do not infringe on these rights. We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement. See “Item 3 – Legal Proceedings.”

ENVIRONMENTAL REGULATIONS

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge, waste management, hazardous chemicals and product disposal. We attempt to maintain compliance with all such requirements. We do not expect capital or other expenditures for environmental compliance to be material in 2011 or 2012. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2010, 2009 and 2008, see Note 16 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

EMPLOYEES

We have approximately 2,300 employees and generally consider relations with them to be good. In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network. See “Certain Intercompany Agreements — Management Services Agreement and Professional Services Agreement” set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
R. Stanton Dodge	43	Executive Vice President, General Counsel, Secretary and Director
Michael T. Dugan	62	President, Chief Executive Officer and Director
Charles W. Ergen	57	Chairman
Mark W. Jackson	50	President, EchoStar Technologies L.L.C.
Roger J. Lynch	48	Executive Vice President, Advanced Technologies
David J. Rayner	53	Chief Financial Officer
Steven B. Schaver	56	President, EchoStar International Corporation

R. Stanton Dodge. Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network and EchoStar and is responsible for all legal and government affairs of DISH Network, EchoStar and their subsidiaries. Mr. Dodge also serves as a member of our Board of Directors. Mr. Dodge serves as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the Spin-off of EchoStar from DISH Network. Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network’s legal department. He assumed responsibility for human resources at DISH Network in January 2010, and assumed responsibility for corporate communications at DISH Network in December 2010.

Michael T. Dugan. Mr. Dugan has served as President and Chief Executive Officer of EchoStar since November 2009. Mr. Dugan also serves as a member of our Board of Directors. Mr. Dugan served as a senior advisor to EchoStar since the Spin-off of EchoStar from DISH Network on January 1, 2008. From May 2004 to December 2007, he was a Director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time.

Charles W. Ergen. Mr. Ergen serves as our Chairman. Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009. Mr. Ergen is also the Chairman, President and Chief Executive Officer of DISH Network Corporation, a position that he has held since DISH Network’s formation in 1980. During the past ten years, he has also held various executive officer and director positions with DISH Network’s subsidiaries.

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

David J. Rayner. Mr. Rayner has served as Chief Financial Officer of EchoStar since June 2010 and is responsible for all accounting, finance, human resources, and information technology functions of EchoStar. Mr. Rayner served as our Chief Administrative Officer from January 2008 to June 2010. Prior to that, Mr. Rayner served as Executive Vice President of Installation and Service Networks of DISH Network and had previously held the position of Chief Financial Officer of DISH Network from December 2004 to September 2006.

Steven B. Schaver. Mr. Schaver has served as President of EchoStar International Corporation since April 2000. Mr. Schaver served as DISH Network’s Chief Financial Officer and Chief Operating Officer from 1996 to 2000.

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Item 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial may also become important factors that affect us. If any of the following events occur, our business, financial condition or results of operation could be materially and adversely affected.

General Risks Affecting Our Business

We currently depend on DISH Network Corporation (“DISH Network”), Bell TV and Dish Mexico for substantially all of our revenue. The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes and/or other products or services to, DISH Network, Bell TV or Dish Mexico would significantly reduce our revenue and adversely impact our results of operations. In addition, the loss of, or a significant reduction in, orders from, or a decrease in selling price of transponder leasing and/or providing digital broadcast operations to, DISH Network would also significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 82.5%, 81.3% and 86.5% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Bell TV accounted for 8.6%, 10.5% and 8.4% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Furthermore, Dish Mexico accounted for 3.8% and 2.3% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Any reduction in sales to DISH Network, Bell TV or Dish Mexico or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business. In addition, because substantially all of our revenue is derived from DISH Network, Bell TV and Dish Mexico, our success also depends to a significant degree on the continued success of DISH Network, Bell TV and Dish Mexico in attracting new subscribers and in marketing programming packages and other services and features to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners and other advanced technology. If DISH Network’s gross subscriber additions are adversely affected by the sustained economic weakness in the U.S. or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network. As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. As a result of such higher than normal inventory levels, it is possible that DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010. This decrease could have a material adverse effect on our results of operations. In addition, to the extent that DISH Network subscriber growth decreases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

In addition, the timing of orders for digital set-top boxes from these three customers could vary significantly depending on equipment promotions these customers offer to their subscribers, changes in technology, and their use of remanufactured digital set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory. These inventory risks are particularly acute during end product transitions in which a new generation of digital set-top boxes is being deployed and inventory of older generation digital set-top boxes is at a higher risk of obsolescence. This in turn could cause our operating results to fluctuate significantly. Furthermore, because of the maturing and competitive nature of the digital set-top box business, the limited number of potential new customers and the short-term nature of our purchase orders with DISH Network, Bell TV and Dish Mexico, we could in the future experience downward pricing pressure on our digital set-top boxes to DISH Network, Bell TV or Dish Mexico, which in turn would adversely affect our gross margins and profitability.

DISH Network is currently our primary customer of digital set-top boxes and digital broadcast operation services. These products and services are provided pursuant to contracts that generally expire on January 1, 2012. Thereafter, if we are unable to extend those contracts on similar terms with DISH Network, or if we are otherwise unable to obtain acceptable contracts from third parties following a termination by DISH Network, there could be a significant adverse effect on our business, results of operations and financial position.

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

Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from providers of pay-TV services that derive a substantial majority of their revenue from residential customers whose spending patterns may be affected by sustained economic weakness and uncertainty. Economic weakness and uncertainty persisted during 2010. Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect our “Digital Set-Top Box” business and providers of pay-TV services. In particular, the weak economic conditions may result in the following:

•

Decreased Demand. Subscribers to pay-TV services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay-TV providers that include set-top box equipment manufactured by us.

•

Increased Pricing Pressure. Increased pricing pressures, which may result in reduced margins for pay-TV providers, including DISH Network, Bell TV and Dish Mexico, our primary customers, may reduce demand for high-end digital set top boxes on which we earn higher gross margins. Furthermore, pay-TV providers may increasingly look to make purchases from foreign set-top box suppliers primarily located in Asia with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of weak economic conditions.

•

Excess Inventories and Satellite Capacity. There is an increased risk of excess and obsolete inventories as a result of possible lower demand for pay-TV services and the resultant lower demand for digital set-top boxes from pay-TV providers. We may also have excess satellite capacity resulting from possible decreased demand for pay-TV services and other services utilizing satellite transmission.

•

Increased Impairment Charges. Sustained economic weakness could result in substantial future impairment charges relating to, among other things, satellites, FCC authorizations, and our debt and equity investments.

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

In June 2009, the United States District Court granted Tivo’s motion for contempt finding that our next-generation DVRs continue to infringe Tivo’s intellectual property and awarded Tivo an additional $103 million in supplemental damages and interest for the period from September 2006 through April 2008. In September 2009, the District Court partially granted Tivo’s motion for contempt sanctions and awarded $2.25 per DVR subscriber per month for the period from April 2008 to July 2009 (as compared to the award for supplemental damages for the prior period from September 2006 to April 2008, which was based on an assumed $1.25 per DVR subscriber per month). By the District Court’s estimation, the total award for the period from April 2008 to July 2009 is approximately $200 million (the enforcement of the award has been stayed by the District Court pending our appeal of the underlying June 2009 contempt order).

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Our business and the market in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product enhancements. If we are unable to properly respond to technological developments, our existing products may become obsolete and demand for our products may decline. For instance, we face increasing demand for the delivery of digital video services via the Internet. If this increasing demand, along with other changes in technology allows pay-TV subscribers to use devices such as personal computers, Internet ready televisions, blu-ray players or gaming consoles, instead of set-top boxes, to receive their pay-TV services, our customers may not need to purchase our digital set-top boxes to provide their subscribers with their pay-TV services. Our competitors may also introduce technologies that compete favorably with our digital set-top boxes or that cause our digital set-top boxes to no longer be of significant benefit to our customers.

We and our suppliers may not be able to keep pace with technological developments. If we fail to timely obtain such technologies from our suppliers or introduce products and services with superior technologies, if the new technologies developed by us or our partners fail to achieve sustained acceptance in the marketplace or become obsolete, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, we could suffer a material adverse effect on our future competitive position that could in turn decrease our revenues and earnings. Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. Competition for the services of such employees is intense. Although we strive to attract and retain these employees, we may not succeed in this respect. If we are unable to attract and retain technically skilled employees, we may not be able to respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.

We currently have unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. In addition, especially in light of the potential continued lack of demand for satellite services as a result of sustained economic weakness, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity. If we are unable to lease our excess satellite capacity, our margins would be negatively impacted and we may be required to record impairments related to our satellites.

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

Weakness in the financial markets could make it difficult for certain borrowers to access capital markets at acceptable terms or at all. Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In particular, it may be difficult for us to raise debt financing on acceptable terms. In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments in North America, Asia and elsewhere, including, among others, our investments in TerreStar Corporation and TerreStar Networks. These investments involve a high degree of risk and could diminish our ability to fund our stock buyback program, invest capital in our business or return capital to our shareholders. The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested, such as the bankruptcies of TerreStar Networks and TerreStar Corporation, increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources. In particular, the laws, regulations and practices of certain countries may make it harder for our international investments to be successful. If our investments suffer losses, our financial condition could be materially adversely affected. In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

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

We may not be aware of certain foreign government laws or regulations or changes to them which could have a significant adverse impact on our business.

Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. We cannot assure you that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites. Because laws and regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. However, we operate in many parts of the world that have experienced governmental corruption to some degree. If we are found to be liable for violating these laws, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others. The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Moreover, due to the rapid pace of technological change, we rely in part on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses or other required intellectual property rights from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of business. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement. If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business — Patents and Trademarks of this Annual Report on Form 10-K.

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

Prior to our Spin-off from DISH Network, our business was operated by DISH Network as part of its broader corporate organization, rather than as an independent company. DISH Network’s senior management oversaw the strategic direction of our businesses and DISH Network performed various corporate functions for us, including, but not limited to:

•	human resources related functions;

•	accounting;

•	tax administration;

•	legal and external reporting;

•	treasury administration, investor relations, internal audit and insurance functions; and

•	information technology and telecommunications services.

DISH Network and its affiliates are currently obligated to provide certain of these functions to us pursuant to the management services agreement and the professional services agreement between us and DISH Network. See “Related Party Transactions with DISH Network — Professional Services Agreement” and “Related Party Transactions with DISH Network – Management Services Agreement” set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively. In addition if, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost-effectively, we may not be able to operate our business effectively and our profitability may decline.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. Certain of these key executives will also continue to devote significant time to their employment at DISH Network. The loss of Mr. Ergen or of certain other key executives or the ability of these certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although all of our executives will have certain agreements limiting their ability to work for or consult with competitors if they leave us, we do not have employment agreements with any of them.

Risks Affecting Our “Digital Set-Top Box” Business

We depend on sales of digital set-top boxes for nearly all of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

Our historical revenues consist primarily of sales of our digital set-top boxes. In addition, we currently derive, and expect to continue to derive in the near term, nearly all of our revenue from sales of our digital set-top boxes to DISH Network, Bell TV and Dish Mexico. If the sustained economic weakness persists, demand for digital set-top boxes from our three significant customers could decrease and, consequently, our revenue and profitability could be adversely affected. As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, DISH Network’s higher than normal inventory levels, could result in fewer purchases of digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010.

Our business may suffer if our customer base does not compete successfully with existing and emerging competition.

Our existing customers face competition from providers of digital media, including those companies that offer online services distributing movies, television shows and other video programming. As technologies develop, other means of delivering information and entertainment to television viewers are evolving. For example, online platforms that provide for the distribution and viewing of video programming compete with our customers’ pay-TV services. To the extent that these technologies compete successfully against our customers for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected. As a result, demand for our satellite television digital set-top boxes could decline and we may not be able to sustain our current revenue levels.

Our future financial performance depends in part on our ability to penetrate new markets for digital set-top boxes.

Our products were initially designed for, and have been deployed mostly by, providers of satellite-delivered digital television. Our sales of digital set-top boxes to providers of digital television other than providers of satellite-delivered digital television have not been significant. The cable set-top box market is highly competitive and we expect competition to intensify in the future. In particular, we believe that most cable set-top boxes are sold by a small number of well entrenched competitors who have long-standing relationships with cable operators. This competition, and our perception by many potential customers as a competitor due to our affiliation with DISH Network, may make it more difficult for us to sell cable set-top boxes, and may result in pricing pressure, low profit margins, high sales and marketing expenses and limited market share, any of which could, to a certain extent, adversely affect our business, operating results and financial condition.

Component pricing may remain stable or be negatively affected by inflation, increased demand, decreased supply, or other factors, which could have a material adverse effect on our results of operations.

The substantial majority of our revenues are derived from the sale of digital set-top boxes. A significant portion of the production costs of digital set-top boxes relate to the purchase of electronic components, the costs of which have historically fallen over time. To the extent that component pricing does not decline or increases, whether due to inflation, increased demand, decreased supply or other factors, we may not be able to pass on the impact of increasing raw materials prices or labor and other costs, to our customers, and we may not be able to operate profitably. For example, we entered into a digital set-top box contract extension with Bell TV under which we supply digital set-top boxes to Bell TV at fixed prices over the duration of the contract. Under this fixed-price arrangement, we bear any risk of increased costs because we are not able to pass any increase in our component pricing on to Bell TV.

The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

The average selling price and gross margins of our digital set-top boxes has been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set-top boxes to DISH Network and increased competitive pricing pressure Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our financial position and results of operations.

Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

Our commercial success in selling our digital set-top boxes to cable television and other operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes. In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the system operator with its set-top boxes. We cannot assure you that we will able to obtain required licenses on commercially favorable terms, or at all. If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable or other television operators. Our failure to obtain a license to use the conditional access systems that we may require to develop or commercialize our digital set-top boxes with cable television or other operators, in turn, would harm our ability to grow our customer base and revenue.

Growth in our “Digital Set-Top Box” business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

We believe that to grow our digital set-top box revenue and business and to build a large customer base, we must increase sales of our digital set-top boxes in international markets. We have had limited success in selling our digital set-top boxes internationally. To succeed in these sales efforts, we believe we must develop and manage new relationships with cable operators and other providers of digital television in international markets. If we do not succeed in our efforts to sell to these target markets and customers and deal with these challenges in our international operations, the size of our total addressable market may be limited. This, in turn, would harm our ability to grow our customer base and revenue.

If we are successful in growing sales of our digital set-top boxes to international customers, we may be subject to greater risks.

We may be subject to greater risks than our competitors as a result of international expansion. We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our products or services, or by political and economic instability in the countries in which we sell our digital set-top boxes. If we ever need to pursue legal remedies against our customers or our business partners located outside of the United States, it may be difficult for us to enforce our rights against them. Furthermore, we may be subject to currency risks with respect to payments from our international customers and our international customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

The digital set-top box business is extremely competitive.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the United States for many years. These competitors include Motorola, Cisco (which owns Scientific Atlanta), Pace and Technicolor. In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products. We also expect additional competition in the future from new and existing companies that do not currently compete in the market for set-top boxes. As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business. We also face competition from set-top boxes that have been internally developed by digital video providers. Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants that are principally located in Asia. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, and our revenues and earnings could decline.

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

If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

We are substantially dependent upon the ability of our customers to promote the delivery of pay-TV services, including, among others, premium programming packages and services that utilize technology incorporated into our digital set-top boxes, such as HD technology and IPTV, to generate future revenues.

However, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings. If our customers are unable to develop and effectively market compelling reasons for their subscribers to continue to purchase their pay-TV services that utilize our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenues. This risk is exacerbated by the sustained economic weakness under which consumers become more cost-sensitive in their discretionary spending and by increasing consumer demand for online platforms that provide for the distribution and viewing of video programming that competes with our customers’ pay-TV services.

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

The sustained economic weakness may cause certain suppliers that we rely on to cease operations which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our future growth depends on growing demand for advanced technologies.

Future demand for our digital set-top boxes will depend significantly on the growing demand for advanced technologies, such as HDTV, 3D TV and broadband Internet connectivity. The effective delivery of advanced technologies, such as HDTV and 3D TV, will depend on digital television operators developing and building infrastructure to provide widespread HDTV and 3D TV programming. If the deployment of, or demand for, advanced technologies, such as HDTV, 3D TV and broadband Internet connectivity, is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

Our customers use encryption and related security technology obtained from us or our suppliers in the digital set-top boxes that they purchase from us to control access to their programming content. Such encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all. We cannot ensure that we will be successful in reducing or controlling theft of our customers’ programming content. As a result, sales of our digital set-top boxes may decline and we may incur additional costs in the future if security of our customers’ system is compromised.

Risks Affecting Our “Satellite Services” Business

We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

In our “Satellite Services” business, we compete against larger, well-established satellite service companies, such as Intelsat, SES World Skies and Telesat. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance. Our “Satellite Services” business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite design and manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

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

Some decommissioned spacecraft are in uncontrolled orbits, which pass through the geostationary belt at various points and present hazards to operational spacecraft, including our satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers. The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Our ability to earn revenue depends on the usefulness of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. Generally, the minimum design life of each of our satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of the satellites.

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

Our “Satellite Services” business is subject to varying degrees of regulation in the United States by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU. These regulations are subject to the political process and have changed from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in programming companies. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services available to our customers. The materiality of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum. In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, Space Systems/Loral and Thales Alenia Space. There are also a limited number of launch service providers able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company. The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites. Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the satellites we use. We currently do not carry in-orbit insurance on any of our satellites and generally do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

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

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership. We continue to have significant overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. Certain of our executive officers and directors, including Charles W. Ergen, our Chairman, also serve as executive officers of DISH Network. Our General Counsel and Corporate Controller provide us services pursuant to a management services agreement we entered into with DISH Network and provide the same services to DISH Network. Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Mr. Ergen, who serves as the Chairman of DISH Network and us. The executive officers and the members of our Board of Directors who overlap with DISH Network have fiduciary duties to DISH Network’s shareholders. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 53.6% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 90.5% of the voting power of DISH Network. Mr. Ergen’s beneficial ownership of DISH Network excludes 4,245,151 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 2.0% of the total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH Network. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•	Intercompany agreements related to the Spin-off. We entered into agreements with DISH Network pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses. We also entered into certain commercial agreements with DISH Network pursuant to which we are, among other things, obligated to sell digital set-top boxes and related equipment to DISH Network at specified prices. The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

•

Future intercompany transactions. In the future, DISH Network or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•

Business opportunities. DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010. If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 43.8% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 56.0% of the total voting power. Mr. Ergen’s beneficial ownership of us excludes 18,900,405 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 33.5% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 36.7% of our total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our shareholders. As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Mr. Ergen also beneficially owns approximately 53.6% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 90.5% of the total voting power of DISH Network and continues to be the Chairman, President and Chief Executive Officer of DISH Network, which directly and through its subsidiaries continues to be our largest customer, accounting for a substantial majority of our revenues. Mr. Ergen’s beneficial ownership of DISH Network excludes 4,245,151 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 2.0% of the total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH Network.

Risks Relating to our Acquisition of Hughes

Governmental authorities must approve our acquisition of Hughes and could impose conditions on, delay, or refuse to approve the merger.

We are subject to certain antitrust, competition, and communications laws of the United States and of other jurisdictions in which the Hughes Merger is subject to review and approval. We may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the Hughes Merger. Governmental authorities such as the Federal Trade Commission or the FCC may seek concessions from us, which may include compliance with material restrictions or conditions on our business or the divestiture of portions of our or Hughes’

business, as conditions to the approval of the Hughes Merger. These actions may have a material adverse effect on us, the combined businesses, or the value of the expected benefits arising from the Hughes Merger. Furthermore, the requirements for obtaining the necessary approvals could delay the completion of the Hughes Merger for a significant period of time or prevent it from occurring. Any delay in completing the Hughes Merger could also prevent us from realizing some or all of the benefits that we expect to achieve if the Hughes Merger is successfully completed within its expected timeframe.

We may not be able to obtain the financing required to fulfill our obligations under our agreement to acquire Hughes.

We currently estimate that we will need to borrow approximately $1.8 billion to finance in part the cash consideration to Hughes stockholders and to refinance certain existing Hughes debt. We and ESS obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing, in each case from Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Commitment”). Deutsche Bank’s obligations under the Bridge Commitment are subject to a number of conditions, including that the conditions to closing under the Hughes Agreement have been met (subject to certain exceptions); that we have a minimum amount of cash on hand at the closing; that we have provided certain financial statements and other information relating to us and Hughes in specified time periods; and that our aggregate indebtedness not exceed specified levels. There is no assurance that we will be able to satisfy these conditions. The initial term of the Bridge Commitment is six months. We have the option to extend the term of the Bridge Commitment to nine months so long as we have delivered certain required information, including certain financial statements, and have complied with our obligations to issue debt securities in lieu of borrowing under the Bridge Commitment. Subject to certain exceptions, we do not have the ability to terminate the Hughes Agreement until nine months after the date the Hughes Agreement was executed. Accordingly, there is no assurance that the Bridge Commitment will remain in effect for the duration of our obligations under the Hughes Agreement. We do not have the ability to terminate the Hughes Agreement if we are unable to obtain sufficient funds to satisfy our obligations under the Hughes Agreement. If the funding under the Bridge Commitment were to become unavailable for any reason, there is no assurance that we will be able to obtain sufficient funds to satisfy our obligations under the Hughes Agreement.

The terms of the financing related to our acquisition of Hughes will significantly reduce our ability to incur additional indebtedness.

Under the terms of the Bridge Commitment, we will be precluded from incurring additional indebtedness, subject to certain limited exceptions, until we have obtained permanent debt financing to replace the Bridge Commitment. These restrictions will significantly reduce our flexibility to pursue strategic or other transactions that would otherwise be financed in whole or in part through the issuance of indebtedness and will also significantly limit our ability to issue indebtedness for working capital or other purposes.

The incurrence of indebtedness to finance our acquisition of Hughes will substantially increase our leverage.

As of December 31, 2010, we had $413 million in total indebtedness and capital lease obligations. The incurrence of an additional $1.8 billion of indebtedness to finance the Hughes merger may have important consequences to us, including without limitation:

•	making it more difficult for us to satisfy our debt service obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	impairing our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, satellite construction, acquisitions or general corporate purposes;

•

requiring us to dedicate a material portion of our cash flows from operations to debt service requirements, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, research and development, satellite construction, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and operating environment; and

•	limiting our ability to adjust to changing market conditions.

Any of these risks could materially impair our ability to fund our operations or to expand our business and could place us at a disadvantage compared to our competitors that have less indebtedness than we will have, all of which could have a material adverse effect on our business, financial position and results of operations.

Although we expect that our acquisition of Hughes will benefit us, those expected benefits may not occur because of the complexity of the integration and other challenges.

We and Hughes have operated and, until the merger is completed, will continue to operate, independently. Achieving the expected benefits of the merger will depend in part on our ability to integrate Hughes’ operations, technology and personnel in a timely and efficient manner. We will incur substantial direct transaction costs associated with the Hughes Merger, and additional costs associated with consolidation and integration of operations. The integration of Hughes will be complex, time-consuming, and expensive, and may disrupt our business or result in the loss of our or Hughes’ customers or key employees or the diversion of the attention of management. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives. We cannot assure you, however, that the integration will be completed as quickly as expected or that the Hughes Merger will achieve its expected benefits. The challenges involved in this integration include but are not limited to:

•	integrating Hughes’ broadband technology and services with our satellite services and technology;

•	coordinating research and development activities to enhance introduction of new satellite and broadband technologies and services;

•

inability to migrate EchoStar and Hughes to a common enterprise resource planning information system to integrate all operations, sales, and administrative activities for the combined company in a timely and cost effective way;

•	coordinating the efforts of Hughes’ sales organization with our sales organization, including integrating Hughes’ consumer sales organization with our business sales focus;

•	convincing Hughes customers that the merger will not impair client service standards or product support;

•	integrating Hughes’ information technology systems and resources;

•	persuading employees in various locations that our respective business cultures are compatible, maintaining employee morale, and retaining key employees; and

•	any unforeseen expenses or delays associated with the transaction.

If the total costs of the Hughes Merger exceed estimates or if the expected benefits of the Hughes Merger do not exceed its total cost, our business, financial position, and results of operation results could be materially adversely affected.

If we are able to complete our acquisition of Hughes, we will be subject to the risks related to Hughes’ business.

If we are able to complete the Hughes Merger, then we will be subject to the risks related to the Hughes’ business, some of which are different than the risks we currently face. See Hughes’ periodic filings with the SEC prior to the date hereof for a discussion of certain of the risks that Hughes’ business faces.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table sets forth certain information concerning our principal properties related to our “Digital Set-Top Box” business (“STB”) and our “Satellite Services” business (“SS”). We operate various facilities in the United States and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. We own or lease capacity on ten satellites which are used in our Satellite Services business.

Description/Use/Location	Segment(s) Using Property	Owned	Leased

Corporate headquarters and administrative offices, Englewood, Colorado	STB/SS	X
Engineering offices and service center, Englewood, Colorado	STB	X
Engineering offices, Englewood, Colorado	STB	X
Engineering offices, Atlanta, Georgia	STB		X
Engineering office, American Fork, Utah	STB		X
Engineering offices and warehouse, Almelo, The Netherlands	STB	X
Engineering offices, Steeton, England	STB	X
Engineering and data center, San Francisco, California	STB		X
Engineering and sales office, New York, New York	STB		X
Engineering office, India	STB		X
Engineering office, Ukraine	STB		X
Digital broadcast operations center, Cheyenne, Wyoming	STB/SS	X
Digital broadcast operations center, Gilbert, Arizona	STB/SS	X
Regional digital broadcast operations center, Monee, Illinois	STB/SS	X
Regional digital broadcast operations center, New Braunfels, Texas	STB/SS	X
Regional digital broadcast operations center, Quicksburg, Virginia	STB/SS	X
Regional digital broadcast operations center, Spokane, Washington	STB/SS	X
Regional digital broadcast operations center, Orange, New Jersey	STB/SS	X
Micro digital broadcast operations center, Atlanta, Georgia	STB		X
Micro digital broadcast operations center, St. Louis, Missouri	STB		X
Micro digital broadcast operations center, Jackson, Mississippi	STB		X
Spacecraft autotrack operations center, Baker, Montana	SS		X
Spacecraft autotrack operations center, Black Hawk, South Dakota	SS	X

We lease portions of certain of our owned facilities to DISH Network. See “Related Party Transactions with DISH Network – Real Estate Lease Agreements” set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” Also, see Note 19 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Item 3.	LEGAL PROCEEDINGS

In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeal or petition the United States Supreme Court for certiorari have now expired.

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

During 2006, we and DISH Network, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Finisar brought counterclaims against us, DISH Network and NagraStar alleging that we infringed the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, DISH Network and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company. BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net

Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046. The abstracts of the patents state that the claims are directed to the remote control of devices and appliances. Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., a subsidiary of ours, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (“the ‘362 patent”) and United States Patent No. 7,225,436 (“the ‘436 patent”). The ‘362 patent and the ‘436 patent relate to Java hardware acceleration. The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument occurred on November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed a complaint against us, Sling Media, Inc., and EchoStar Technologies L.L.C., two of our subsidiaries, and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.” As of the date of the filing of this Form 10-K, we have not yet been served with this complaint.

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

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information. Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.” The high and low closing sale prices of our Class A common stock during 2010 and 2009 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2010	High	Low
First Quarter	$20.71	$18.68
Second Quarter	21.53	18.05
Third Quarter	20.33	18.44
Fourth Quarter	24.97	18.77

2009	High	Low
First Quarter	$16.64	$13.13
Second Quarter	17.46	14.54
Third Quarter	19.77	14.66
Fourth Quarter	20.94	17.85

As of February 14, 2011, there were approximately 11,011 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 14, 2011, 28,786,634 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 18,900,405 were held in a trust for members of Mr. Ergen’s family. There is currently no trading market for our Class B common stock.

Dividends. We currently do not intend to declare dividends on our common stock. Payment of any future dividends will depend upon our earnings, capital requirements and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time. See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding repurchases of our Class A common stock from October 1, 2010 through December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
October 1 - October 31, 2010	—	$—	—	$499,395
November 1 - November 2, 2010	—	$—	—	$499,395
November 3, 2010 - November 30, 2010	—	$—	—	$500,000
December 1 - December 31, 2010	—	$—	—	$500,000

Total	—	$—	—	$500,000

(1)	Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011. Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors. We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Within this report, we have included both “combined” financial statements prior to the Spin-off and “consolidated” financial statements following the Spin-off, as discussed below. Throughout the remainder of this report, we refer to both as “consolidated.”

After Spin-off - Principles of Consolidation. The financial statements in this Annual Report on Form 10-K for the periods presented after the Spin-off are presented on a consolidated basis and represent the “Digital Set-Top Box” business, satellites, digital broadcast operations assets, certain real estate and other net assets contributed to us as part of the Spin-off. We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Prior to Spin-off - Principles of Combination. The selected financial data in this Annual Report on Form 10-K for the periods presented prior to the Spin-off are presented on a combined basis and principally represent the “Digital Set-Top Box” business and certain other net assets. The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network. Our historical selected financial data does not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off. Also, the selected financial data for the periods presented prior to the Spin-off does not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. All significant intercompany transactions and accounts have been eliminated.

This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.

	For the Years Ended December 31,
Statements of Operations Data:	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Revenue	$2,350,369	$1,903,559	$2,150,520	$1,544,065	$1,525,320
Total costs and expenses	2,208,044	1,898,667	2,791,114	1,630,444	1,562,767

Operating income (loss)	$142,325	$4,892	$(640,594)	$(86,379)	$(37,447)

Net income (loss)	$204,358	$364,704	$(958,188)	$(85,300)	$(34,162)

Basic and diluted net income (loss)	$204,358	$364,704	$(958,188)	$(85,300)	$(34,162)
Basic weighted-average common shares outstanding	85,084	85,765	89,324	89,712 (1)	89,712 (1)
Diluted weighted-average common shares outstanding	85,203	86,059	89,324	89,712 (1)	89,712 (1)
Basic net income (loss) per share	$2.40	$4.25	$(10.73)	$(0.95)	$(0.38)
Diluted net income (loss) per share	$2.40	$4.24	$(10.73)	$(0.95)	$(0.38)

(1)	For all periods prior to the completion of the Spin-off on January 1, 2008, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,130,900	$829,162	$828,661	$532,267	$323,576
Total assets	$3,842,020	$3,468,068	$2,889,799	$1,260,910	$517,821
Capital lease obligations, mortgages and other notes payable, including current portion	$412,885	$446,369	$346,439	$3,709	$—
Total stockholders’ equity (deficit)	$3,013,190	$2,664,850	$2,211,586	$1,207,518	$502,283

	For the Years Ended December 31,
Cash Flow Data:	2010	2009	2008	2007	2006
	(In thousands)
Net cash flows from:
Operating activities	$404,015	$196,276	$118,048	$(88,109)	$(36,374)
Investing activities	$(238,558)	$(114,278)	$(569,742)	$(500,767)	$(54,781)
Financing activities	$(46,973)	$(83,135)	$435,079	$600,337	$104,534

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate two primary business units: the “Digital Set-Top Box” business and the “Satellite Services” business.

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

We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets. As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we are able to provide end-to-end pay-TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.

Dependence on DISH Network. We depend on DISH Network for a substantial portion of the revenue for our “Digital Set-Top Box” business and we expect that for the foreseeable future DISH Network will continue to be the primary source of revenue for each of our businesses. Therefore, our results of operations are, and will for the foreseeable future be, closely linked to the performance of DISH Network’s satellite pay-TV business. In addition, while we expect to sell equipment to other customers, the number of potential new customers for our “Digital Set-Top Box” business is small and may be limited by our common ownership and related management with DISH Network, and our current customer concentration is likely to continue for the foreseeable future.

As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. As a result of such higher than normal inventory levels, it is possible that DISH Network will purchase fewer digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010. This decrease could have a material adverse effect on our results of operations. In addition, to the extent that DISH Network subscriber growth decreases, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

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

in subscriber growth at DISH Network. In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase products and services from us. Many of these customers may continue to view us as a competitor as a result of common ownership and related management with DISH Network. If we do not develop relationships with new customers, we may not be able to expand our customer base and our ability to increase or maintain our revenue will be impacted.

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

Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors that are principally located in Asia. Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including delivery of 3D TV video content and Internet delivery of video content, to market to keep pace with our competitors. If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects would be diminished.

Sustained economic weakness and volatile credit markets may cause certain suppliers that we rely on to cease operations, which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.

Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes. The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our “Digital Set-Top Box” business. However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing.

“Satellite Services” Business

Our satellite services segment uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers. We also use certain of our satellites to offer our ViP-TV service, which transports MPEG-4 IP encapsulated standard-definition and high-definition programming on behalf of telecommunications companies and rural cable operators. Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties. However, there can

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

Dependence on DISH Network. We depend on DISH Network for a substantial portion of the revenue for our “Satellite Services” business. Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.

While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Possible adverse effects on the “Digital Set-Top Box” business from DISH Network’s higher than normal inventory balance of digital set-top boxes and related components and fewer gross subscriber additions, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, are not expected to materially impact the revenue generated within the “Satellite Services” segment in the near term.

During September 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite. Pursuant to this agreement, DISH Network will receive service from us on all 32 of the DBS transponders covered by our satellite service agreement with Telesat. DISH Network is currently receiving service on 23 of these DBS transponders and will receive service on the remaining nine DBS transponders over a phase-in period that will be completed in 2012.

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

Additional Challenges for our “Satellite Services” Business. Our ability to expand revenues in the “Satellite Services” business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers. As a result, to grow our “Satellite Services” business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers. However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

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

International DTH Platforms

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”). Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, we committed to provide $112 million of value over an initial ten year period in the form of cash, equipment and services, which was satisfied as of December 31, 2010. Additionally, we sold $81 million of digital set-top boxes and related accessories and $9 million of satellite services to Dish Mexico during the year ended

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

December 31, 2010, respectively, which were not related to the original contribution commitment associated with our investment in Dish Mexico.

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. During the year ended December 31, 2010, we recorded a $14 million charge to fully impair this investment, which is included in “Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2010, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers. On December 31, 2010, we acquired certain assets of Move Networks, Inc. (“Move Networks”) for $45 million.

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”). Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash. The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9 1/2% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained. As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced. The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, such as approval by the FCC and the Federal Trade Commission. The Hughes Agreement contains certain termination rights for both Hughes and us.

In order to finance the Hughes Merger, we and ESS obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing, in each case from Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Commitment”). Deutsche Bank’s obligations under the Bridge Commitment are subject to a number of conditions, including that the conditions to closing under the Hughes Agreement have been met (subject to certain exceptions); that we have a minimum amount of cash on hand at the closing; that we have provided certain financial statements and other information relating to us and Hughes in specified time periods; and that our aggregate indebtedness not exceed specified levels. There is no assurance that we will be able to satisfy these conditions. The initial term of the Bridge Commitment is six months. We have the option to extend the term of the Bridge Commitment to nine months so long as we have delivered certain required information, including certain financial statements, and have complied with our obligations to issue debt securities in lieu of borrowing under the Bridge Commitment. Subject to certain exceptions, we do not have the ability to terminate the Hughes Agreement until nine months after the date the Hughes Agreement was executed. Accordingly, there is no assurance that the Bridge Commitment will remain in effect for the duration of our obligations under the Hughes Agreement. We do not have the ability to terminate the Hughes Agreement if we are unable to obtain sufficient funds to satisfy our obligations under the Hughes Agreement. If the funding under the Bridge Commitment were to become unavailable for any reason, there is no assurance that we will be able to obtain sufficient funds to satisfy our obligations under the Hughes Agreement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Adverse Economic Conditions

Our ability to grow or maintain our business may be adversely affected by weak global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate. Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our business, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships. These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all. In particular, volatile credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives. These developments in the credit markets may increase our cost of financing and impair our liquidity position. In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

Furthermore, unfavorable events in the economy, including deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV, Dish Mexico and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending.

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations, to fund our investment needs. Since we depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on their needs for equipment and services. As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, DISH Network’s higher than normal inventory levels, could result in fewer purchases of digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010. A significant decline in DISH Network’s purchases from us could have a material adverse effect on our results of operations. To the extent that DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

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

substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Other Risks

Our profitability is affected by our noncurrent marketable investment securities portfolio as of December 31, 2010 of $726 million, of which $613 million was accounted for at fair value and represented our investments in TerreStar Corporation and TerreStar Networks. The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the years ended December 31, 2010, 2009 and 2008, we recorded a $144 million gain, a $313 million gain and a $318 million loss on these investments, respectively. Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility. The investments in TerreStar Networks are determined using Level 3 inputs under the fair value hierarchy. In estimating those fair values, we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models, which include the use of option pricing and discounted cash flow techniques. The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors. See Note 4 under “Investments in TerreStar” in the Notes to the Consolidated Financial Statements for further discussion.

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

Other, net. The primary component of “Other, net” is equity in earnings and losses of our affiliates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income (loss)” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes” and “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Net income (loss)” in our discussion of “Results of Operations” below.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
		(In thousands)
Revenue:
Equipment revenue - DISH Network	$1,470,173	$1,174,763	$295,410	25.1
Equipment revenue - other	347,765	302,787	44,978	14.9
Services and other revenue - DISH Network	468,399	373,226	95,173	25.5
Services and other revenue - other	64,032	52,783	11,249	21.3

Total revenue	2,350,369	1,903,559	446,810	23.5

Costs and Expenses:
Cost of sales - equipment	1,553,129	1,267,172	285,957	22.6
% of Total equipment revenue	85.4%	85.8%
Cost of sales - services and other	236,356	203,123	33,233	16.4
% of Total services and other revenue	44.4%	47.7%
Research and development expenses	46,093	44,009	2,084	4.7
% of Total revenue	2.0%	2.3%
Selling, general and administrative expenses	143,555	140,234	3,321	2.4
% of Total revenue	6.1%	7.4%
Depreciation and amortization	228,911	244,129	(15,218)	(6.2)

Total costs and expenses	2,208,044	1,898,667	309,377	16.3

Operating income (loss)	142,325	4,892	137,433	NM

Other Income (Expense):
Interest income	14,472	26,441	(11,969)	(45.3)
Interest expense, net of amounts capitalized	(14,560)	(32,315)	17,755	54.9
Unrealized and realized gains (losses) on marketable investment securities and other investments	2,923	119,461	(116,538)	(97.6)
Unrealized gains (losses) on investments accounted for at fair value, net	144,473	313,000	(168,527)	(53.8)
Other, net	(860)	(6,120)	5,260	85.9

Total other income (expense)	146,448	420,467	(274,019)	(65.2)

Income (loss) before income taxes	288,773	425,359	(136,586)	(32.1)
Income tax (provision) benefit, net	(84,415)	(60,655)	(23,760)	(39.2)
Effective tax rate	29.2%	14.3%

Net income (loss)	$204,358	$364,704	$(160,346)	(44.0)

Other Data:
EBITDA	$517,772	$675,362	$(157,590)	(23.3)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $1.470 billion during the year ended December 31, 2010, an increase of $295 million or 25.1% compared to the same period in 2009. This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs. Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue. Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period. As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, DISH Network’s higher than normal inventory levels, could result in fewer purchases of digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010. A significant decline in DISH Network’s purchases from us could have a material adverse effect on our results of operations. To the extent that DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Equipment revenue – other. “Equipment revenue – other” totaled $348 million during the year ended December 31, 2010, an increase of $45 million or 14.9% compared to the same period in 2009. This change resulted primarily from an increase in sales to Dish Mexico, which was in addition to the original contribution commitment associated with our investment in Dish Mexico.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $468 million during the year ended December 31, 2010, an increase of $95 million or 25.5% compared to the same period in 2009. The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and an increase in uplink services. This increase in uplink services was primarily attributable to the launch of additional local channels and additional satellites being placed into service. See Note 19 in the Notes to the Consolidated Financial Statements for further discussion.

Cost of sales – equipment. “Cost of sales – equipment” totaled $1.553 billion during the year ended December 31, 2010, an increase of $286 million or 22.6% compared to the same period in 2009. This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and Dish Mexico. “Cost of sales – equipment” represented 85.4% and 85.8% of total equipment sales during the year ended December 31, 2010 and 2009, respectively.

Cost of sales – services and other. “Cost of sales – services and other” totaled $236 million during the year ended December 31, 2010, an increase of $33 million or 16.4% compared to the same period in 2009. This change primarily resulted from an increase in costs related to the EchoStar I satellite, which we began leasing from DISH Network during the first quarter 2010, and costs related to the Nimiq 5 satellite, which was placed into service in October 2009. “Cost of sales - services and other” represented 44.4% and 47.7% of total “Services and other revenue” during the year ended December 31, 2010 and 2009, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue, discussed above. The majority of our costs associated with transponder leasing are related to satellites which are included in “Depreciation and amortization” expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $229 million during the year ended December 31, 2010, a $15 million or 6.2% decrease compared to the same period in 2009. The change in “Depreciation and amortization” expense was primarily related to declines in depreciation expense related to satellites that became fully depreciated in 2010, partially offset by depreciation expense associated with Nimiq 5, which was placed into service in October 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $15 million during the year ended December 31, 2010, a decrease of $18 million or 54.9% compared to the same period in 2009. This change primarily resulted from $26 million of interest which was capitalized into construction in progress during 2010, including $7 million that related to interest expense that should have been capitalized in 2009. This decrease was partially offset by an increase in interest expense related to our capital leases obligations.

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net gain of $3 million during the year ended December 31, 2010, a $117 million decrease compared to the same period in 2009. This change primarily resulted from an $87 million decrease in net gains on the sale of marketable investment securities during 2010 compared to 2009 and an increase in impairment charges on our marketable and other investment securities during 2010 compared to the same period in 2009.

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled a net gain of $144 million during the year ended December 31, 2010, a $169 million decrease compared to the same period in 2009. This change is attributable to a decline in gains related to investments accounted for under the fair value method. See Note 4 under “Investments in TerreStar” in the Notes to the Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $518 million during the year ended December 31, 2010, a decrease of $158 million compared to the same period in 2009. EBITDA for the year ended December 31, 2010 was negatively impacted by a decrease in “Unrealized and realized gains (losses) on marketable investment securities and other investments” and “Unrealized gains (losses) on investments accounted for at fair value, net,” partially offset by an increase in “Operating income (loss).” The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2010	2009
	(In thousands)
EBITDA	$517,772	$675,362
Interest expense, net	(88)	(5,874)
Income tax (provision) benefit, net	(84,415)	(60,655)
Depreciation and amortization	(228,911)	(244,129)

Net income (loss)	$204,358	$364,704

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

Income tax (provision) benefit, net. The income tax provision totaled $84 million during the year ended December 31, 2010, an increase of $24 million compared to the same period in 2009. This increase resulted primarily from an increase in the effective tax rate, offset by the decrease in “Income (loss) before income taxes.” The effective tax rate for 2009 was positively impacted by the change in our valuation allowances against certain deferred tax assets that are capital in nature.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss). Our net income was $204 million during the year ended December 31, 2010, a decrease of $160 million compared to the same period in 2009. This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2009	2008	Amount	%
		(In thousands)

Revenue:
Equipment revenue - DISH Network	$1,174,763	$1,491,556	$(316,793)	(21.2)
Equipment revenue - other	302,787	246,655	56,132	22.8
Services and other revenue - DISH Network	373,226	367,890	5,336	1.5
Services and other revenue - other	52,783	44,419	8,364	18.8

Total revenue	1,903,559	2,150,520	(246,961)	(11.5)

Costs and Expenses:
Cost of sales - equipment	1,267,172	1,494,641	(227,469)	(15.2)
% of Total equipment revenue	85.8%	86.0%
Cost of sales - services and other	203,123	220,817	(17,694)	(8.0)
% of Total services and other revenue	47.7%	53.6%
Research and development expenses	44,009	34,901	9,108	26.1
% of Total revenue	2.3%	1.6%
Selling, general and administrative expenses	140,234	163,813	(23,579)	(14.4)
% of Total revenue	7.4%	7.6%
Depreciation and amortization	244,129	264,197	(20,068)	(7.6)
Impairments of goodwill, indefinite-lived and long-lived assets	—	612,745	(612,745)	(100.0)

Total costs and expenses	1,898,667	2,791,114	(892,447)	(32.0)

Operating income (loss)	4,892	(640,594)	645,486	NM

Other Income (Expense):
Interest income	26,441	34,694	(8,253)	(23.8)
Interest expense, net of amounts capitalized	(32,315)	(31,909)	(406)	(1.3)
Unrealized and realized gains (losses) on marketable investment securities and other investments	119,461	(89,795)	209,256	NM
Unrealized gains (losses) on investments accounted for at fair value, net	313,000	(317,994)	630,994	NM
Other, net	(6,120)	(9,270)	3,150	34.0

Total other income (expense)	420,467	(414,274)	834,741	NM

Income (loss) before income taxes	425,359	(1,054,868)	1,480,227	NM
Income tax (provision) benefit, net	(60,655)	96,680	(157,335)	NM
Effective tax rate	14.3%	9.2%

Net income (loss)	$364,704	$(958,188)	$1,322,892	NM

Other Data:
EBITDA	$675,362	$(793,456)	$1,468,818	NM

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue – DISH Network. “Equipment revenue – DISH Network” totaled $1.175 billion during the year ended December 31, 2009, a decrease of $317 million or 21.2% compared to the same period in 2008. This change related primarily to a decrease in unit sales of set-top boxes, a decline in average revenue per unit and, to a lesser extent, a decrease in accessory sales. The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts. This contract change reduced our set-top box costs for 2009 and 2008, which resulted in a corresponding reduction in revenue of $40 million. Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Equipment revenue – other. “Equipment revenue – other” totaled $303 million during the year ended December 31, 2009, an increase of $56 million or 22.8% compared to the same period in 2008. This change resulted primarily from sales of $36 million to Dish Mexico, and a $20 million increase in sales to Bell TV. Although the number of units sold to Bell TV increased, the average revenue per unit to Bell TV decreased compared to the same period in 2008 due to a change in sales mix and as a result of the early 2009 amendment to our agreement with Bell TV, discussed below. The sales to Dish Mexico were in addition to the original contribution commitment associated with our investment in Dish Mexico.

Services and other revenue – DISH Network. “Services and other revenue – DISH Network” totaled $373 million during the year ended December 31, 2009, an increase of $5 million or 1.5% compared to the same period in 2008. The change was driven primarily by an increase in uplink services provided to DISH Network related to support for new satellites and new services like HD programming, partially offset by a decrease in transponder leasing and other services provided to DISH Network.

Services and other revenue – other. “Services and other revenue – other” totaled $53 million during the year ended December 31, 2009, an increase of $8 million or 18.8% compared to the same period in 2008. The change was driven primarily by an increase in transponder leasing provided to customers other than DISH Network.

Cost of sales – equipment. “Cost of sales – equipment” totaled $1.267 billion during the year ended December 31, 2009, a decrease of $227 million or 15.2% compared to the same period in 2008. This change primarily resulted from a decrease in sales to DISH Network, partially offset by sales to Dish Mexico and an increase in sales to Bell TV. “Cost of sales – equipment” represented 85.8% and 86.0% of total equipment sales during the year ended December 31, 2009 and 2008, respectively.

Cost of sales – services and other. “Cost of sales – services and other” totaled $203 million during the year ended December 31, 2009, a decrease of $18 million or 8.0% compared to the same period in 2008. This change primarily resulted from a decrease in costs associated with fiber backhaul and a decline in other services provided to DISH Network. “Cost of sales – services and other” represented 47.7% and 53.6% of total “Services and other revenue” during the year ended December 31, 2009 and 2008, respectively. The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing and uplink services revenue with relatively low variable costs.

Research and development expenses. “Research and development expenses” totaled $44 million during the year ended December 31, 2009, an increase of $9 million or 26.1% compared to the same period in 2008. This increase was related to the development of set-top box products for domestic and international cable, DTH and IPTV customers, including the development and integration of Slingbox placeshifting technology into existing and future products.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $140 million during the year ended December 31, 2009, a decrease of $24 million or 14.4% compared to the same period in 2008. This decrease was primarily attributable to a reduction of our marketing and advertising expenses for Slingboxes and related hardware products and the collection of previously reserved receivables. “Selling, general and administrative expenses” represented 7.4% and 7.6% of “Total revenue” during the year ended December 31, 2009 and 2008, respectively. The decrease in the ratio of the expenses to “Total revenue” was primarily attributable to the decrease in “Total revenue” relative to the decrease in expense, previously discussed.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization. “Depreciation and amortization” expense totaled $244 million during the year ended December 31, 2009, a $20 million or 7.6% decrease compared to the same period in 2008. The decrease in “Depreciation and amortization” expense was primarily due to less depreciation expense on AMC-15 and AMC-16, which we impaired in 2008 by a combined amount of $218 million. This decrease was partially offset by an increase in depreciation expense mainly associated with uplink equipment placed in service during 2009.

Impairments of goodwill, indefinite-lived and long-lived assets. “Impairments of goodwill, indefinite-lived and long-lived assets” totaled $613 million during the year ended December 31, 2008 and resulted from impairments of goodwill, satellites, and FCC authorizations.

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled a net gain of $119 million during the year ended December 31, 2009, a $209 million increase compared to the same period in 2008. This change was attributable to an increase in net gains of $42 million on the sale and exchange of marketable and non-marketable investment securities and a decline of $167 million in impairments on our marketable and other investment securities during the year ended December 31, 2009 compared to the same period in 2008.

Unrealized gains (losses) on investments accounted for at fair value, net. “Unrealized gains (losses) on investments accounted for at fair value, net” totaled a net gain of $313 million during the year ended December 31, 2009, a $631 million increase compared to the same period in 2008. This change is attributable to increases in fair value related to investments accounted for under the fair value method.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $675 million during the year ended December 31, 2009, an increase of $1.469 billion compared to the same period in 2008. EBITDA for the year ended December 31, 2009 was positively impacted by changes in “Unrealized and realized gains (losses) on marketable investment securities and other investments” of $209 million and “Unrealized gains (losses) on investments accounted for at fair value, net” of $631 million and “Impairments of goodwill, indefinite-lived and long-lived assets” of $613 million. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,
	2009	2008
	(In thousands)
EBITDA	$675,362	$(793,456)
Interest expense, net	(5,874)	2,785
Income tax (provision) benefit, net	(60,655)	96,680
Depreciation and amortization	(244,129)	(264,197)

Net income (loss)	$364,704	$(958,188)

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

Income tax (provision) benefit, net. During the year ended December 31, 2009, we recorded an income tax provision totaling $61 million, an increase of $157 million compared to the same period in 2008. This change resulted primarily from the increase in “Income (loss) before income taxes,” and by the increase in our effective tax rate. During the year ended December 31, 2009, our effective tax rate was positively impacted by the release of $105 million of certain previously recognized valuation allowances established against certain deferred tax assets that are capital in nature. During the year ended December 31, 2008 our effective tax rate was negatively impacted

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. See “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities. As of December 31, 2010 and 2009, our cash, cash equivalents and current marketable investment securities totaled $1.131 billion compared to $829 million as of December 31, 2009, an increase of $302 million. This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $404 million, a cash payment received from DISH Network of $103 million for the assignment of certain rights under a launch contract and an increase of $111 million in the value of certain marketable investment securities, partially offset by capital expenditures of $197 million and purchases of strategic investments of $114 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”). VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis. As of December 31, 2010 and 2009, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $396 million and $399 million, respectively.

The following discussion highlights our cash flow activities during the years ended December 31, 2010, 2009, and 2008.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the year ended December 31, 2010, 2009 and 2008 we reported net cash inflows from operating activities of $404 million, $196 million and $118 million, respectively.

The $208 million improvement in net cash inflows from operating activities during the year ended December 31, 2010 compared to the same period in 2009 was primarily attributable to an increase of $183 million in net income adjusted to exclude non-cash changes in: (i) “Unrealized gains (losses) on investments accounted for at fair value, net,” (ii) “Unrealized and realized gains (losses) on marketable investment securities and other investments” and (iii) “Deferred tax expense (benefit).”

The $78 million improvement in net cash inflows from operating activities during the year ended December 31, 2009 compared to the same period in 2008 was primarily attributable to an increase in cash resulting from changes in operating assets and liabilities of $19 million and an increase in net income of $57 million adjusted to exclude non-cash changes in: (i) “Impairments of goodwill, indefinite-lived and long-lived assets” (ii) “Unrealized gains (losses) on investments accounted for at fair value, net,” (iii) “Unrealized and realized gains (losses) on marketable investment securities and other investments” (iv) “Depreciation and amortization” expense, and (v) “Deferred tax expense (benefit).”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures and strategic investments. For the years ended December 31, 2010, 2009 and 2008, we reported net cash outflows from investing activities of $239 million, $114 million and $570 million, respectively.

The increase in net cash outflows from investing activities from 2009 to 2010 of $125 million primarily resulted from net purchases of marketable investment securities of $47 million in 2010 and net sales of marketable investment securities of $223 million in 2009 for a net change of $270 million, partially offset by cash inflows of $103 million related to the assignment of rights under a launch contract to DISH Network, cash inflows related to a decline in the capital expenditures of $17 million compared to 2009 and proceeds from the sale of strategic investments of $16 million.

The decrease in net cash outflows from investing activities from 2008 to 2009 of $455 million primarily resulted from net sales of marketable investment securities of $223 million in 2009 and net purchases of marketable investment securities of $227 million in 2008 for a net change of $450 million.

Cash flows from financing activities. Our financing activities generally include cash used for payment of capital lease obligations, mortgages or other notes payable, and repurchases of our Class A common stock. For the years ended December 31, 2010 and 2009 we reported net cash outflows from financing activities of $47 million and $83 million, respectively. For the year ended December 31, 2008 we reported net cash inflows from financing activities of $435 million.

The decline in net cash outflows from financing activities from 2009 to 2010 of $36 million principally resulted from a decrease in repurchases of Class A common stock during 2010 compared to 2009.

The decline in net cash flow from financing activities from 2008 to 2009 of $518 million principally resulted from the 2008 contribution from DISH Network in connection with the Spin-off of $544 million, partially offset by a decrease in repurchases of Class A common stock during 2009 compared to 2008.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Stock Repurchases

During the years ended December 31, 2010, 2009 and 2008, we repurchased 34,000, 1.9 million, and 3.6 million shares of our common stock for $605,000, $30 million and $68 million, respectively. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011. As of December 31, 2010, we may repurchase up to $500 million under this plan.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010 future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$6,535	$749	$808	$871	$940	$1,005	$2,162
Capital lease obligations	406,350	52,311	56,928	62,651	64,850	11,088	158,522
Interest expense on long-term debt and capital lease obligations	222,057	37,256	32,504	27,267	21,489	17,852	85,689
Satellite-related obligations	1,020,744	160,930	160,058	79,583	76,451	65,289	478,433
Operating lease obligations	17,554	6,977	4,609	2,566	1,635	1,014	753
Purchase and other obligations	287,513	287,513	—	—	—	—	—

Total	$1,960,753	$545,736	$254,907	$172,938	$165,365	$96,248	$725,559

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $30 million of liabilities associated with unrecognized tax benefits which were accrued, discussed in Note 10 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, and are included on our Consolidated Balance Sheets as of December 31, 2010. We do not expect any portion of this amount to be paid or settled within the next twelve months.

In connection with TerreStar Networks’ bankruptcy, we entered into agreements to provide a $75 million credit facility to TerreStar Networks and certain of its affiliates, of which $25 million has been funded as of December 31, 2010. The table above does not include any unfunded amounts. See Note 4 under “Investments in TerreStar” in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. During the year ended December 31, 2010, we recorded a $14 million charge to fully impair this investment, which is included in “Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2010, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment. The table above includes this $10 million under “Purchase and other obligations.”

In general, we do not engage in off-balance sheet financing activities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellite-Related Obligations

Satellites Under Construction. As of December 31, 2010, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

QuetzSat-1. During 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched during the second half of 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us. The expected future payments related to QuetzSat-1 included in the table above are $301 million.

EchoStar XVI. During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life. The expected future payments related to EchoStar XVI included in the table above are $85 million.

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

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure. The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on their needs for equipment and services. As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2010, DISH Network had higher than normal inventory levels of digital set-top boxes and related components at December 31, 2010 and also experienced fewer gross subscriber additions during 2010. While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, DISH Network’s higher than normal inventory levels, could result in fewer purchases of digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2010. A significant decline in DISH Network’s purchases from us could have a material adverse effect on our results of operations. To the extent that DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations. As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

Our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our “Satellite Services” business, or if we decide to purchase one or more additional satellites.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital. We may also use a significant portion of our existing cash to fund our stock buyback program of up to $500 million of our Class A common stock, all of which remained available as of December 31, 2010.

However, there can be no assurance that we could raise all required capital or that required capital would be available on acceptable terms or at all. Any renewed weakness in the financial markets could make it difficult for certain borrowers to access capital markets at acceptable terms or at all, which may significantly constrain our ability to obtain financing to support our business operations. This may have a significant effect on our cost of financing and our liquidity position and may, as a result, cause us to defer or abandon profitable business strategies that we would otherwise pursue if financing were available on acceptable terms. In particular, it may be difficult for us to raise debt financing on acceptable terms in light of the fact that we have never previously raised debt financing. In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions. Any renewed instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders, and debt-financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or obtain funds by entering into financing, supply or joint venture agreements on unattractive terms.

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”). Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash. The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9 1/2% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained. As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced. The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, such as approval by the FCC and the Federal Trade Commission. The Hughes Agreement contains certain termination rights for both Hughes and us.

In order to finance the Hughes Merger, we and ESS obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing, in each case from Deutsche Bank AG Cayman Islands Branch (collectively, the “Bridge Commitment”). Deutsche Bank’s obligations under the Bridge Commitment are subject to a number of conditions, including that the conditions to closing under the Hughes Agreement have been met (subject to certain exceptions); that we have a minimum amount of cash on hand at the closing; that we have provided certain financial statements and other information relating to us and Hughes in specified time periods; and that our aggregate indebtedness not exceed specified levels. There is no assurance that we will be able to satisfy these conditions. The initial term of the Bridge Commitment is six months. We have the option to extend the term of the Bridge Commitment to nine months so long as we have delivered certain required information, including certain financial statements, and have complied with our obligations to issue debt securities in lieu of borrowing under the Bridge Commitment. Subject to certain exceptions, we do not have the ability to terminate the Hughes Agreement until nine months after the date the Hughes Agreement was executed. Accordingly, there is no assurance that the Bridge Commitment will remain in effect for the duration of our obligations under the Hughes Agreement. We do not have the ability to terminate the Hughes Agreement if we are unable to obtain sufficient funds to satisfy our obligations under the Hughes Agreement. If the funding under the Bridge Commitment were to become unavailable for any reason, there is no assurance that we will be able to obtain sufficient funds to satisfy our obligations under the Hughes Agreement.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

•

Accounting for investments in private and publicly-traded securities. We hold debt and equity interests in companies, some of which are publicly traded and have highly volatile prices. We record an investment impairment charge in “Unrealized and realized gains (losses) on marketable investment securities and other investments” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss) when we believe an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Fair value of financial instruments. Fair value estimates of our financial instruments are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Weak economic conditions have resulted in inactive markets for certain of our financial instruments, including “Marketable and other investment securities” on our Consolidated Balance Sheets. For certain of these instruments, there is no or limited observable market data. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience, bankruptcy and other factors. These estimates involve significant uncertainties and judgments and may be a less precise measurement of fair value as compared to financial instruments where observable market data is available. We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks, and estimate of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations. For example, as of December 31, 2010, we held $609 million of securities that lack observable market quotes and a 10% decrease in our estimated fair value of these securities would result in a decrease of the reported amount by approximately $61 million.

Furthermore, our investments accounted for at fair value are speculative. The changes in the fair value of these investments have historically been volatile. If the fair value of these investments of $613 million as of December 31, 2010 decreased by 50%, for example, we would have recorded a decrease in the reported amount by $307 million in unrealized losses under “Unrealized gains (losses) on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

•

Valuation of long-lived assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss is recorded in “Impairments of goodwill, indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group. Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs. Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•

Valuation of goodwill and intangible assets with indefinite lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved. While our impairment tests in 2010 indicated the fair value of our intangible assets were significantly above their carrying amounts, significant changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which would be recorded in “Impairments of goodwill, indefinite-lived and long-lived

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position. A 10% decrease in the estimated future cash flows or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

•

Income taxes. Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Any such valuation allowance is recorded in either “Income tax (provision) benefit, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) or “Accumulated other comprehensive income (loss) within “Stockholders’ equity (deficit)” on our Consolidated Balance Sheets. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

•

Uncertainty in tax positions. Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our “Income tax provision (benefit),” which could be material to our consolidated results of operations.

•

Contingent liabilities. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual. Estimates generally are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) that would be material to our consolidated results of operations and financial position.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. This standard was effective January 1, 2011. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or results of operations.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2010, our cash, cash equivalents and current marketable investment securities had a fair value of $1.131 billion. Of that amount, a total of $898 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio. Based on our December 31, 2010 current non-strategic investment portfolio of $898 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $8 million in fair value of this portfolio. We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2010 of 0.8%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2010 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2010, we held strategic and financial debt and equity investments of public companies with a fair value of $233 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $23 million in the fair value of these investments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2010, we had $17 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our December 31, 2010 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of December 31, 2010, we had $726 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting. Of this amount, $613 million relates to our investments in TerreStar Networks and TerreStar Corporation, which are accounted for under the fair value method. TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively. See Note 4 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion. A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $61 million in the fair value of these investments. The remaining amount of our other investment securities portfolio of $113 million is accounted for under the cost and/or equity methods of accounting. A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $11 million in the fair value of these investments.

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

Long-Term Debt

As of December 31, 2010, we had $413 million of long-term debt, of which $406 million represented our capital lease obligations, which are not subject to fair value disclosure requirements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our evaluation of internal control over financial reporting did not include the internal control of Move Networks which we acquired on December 31, 2010. Our consolidated financial statements as of and for the year ended December 31, 2010 included $45 million of assets and zero of revenue associated with this business.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 13 of this report under the caption “Executive Officers of the Registrant.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(3)	Exhibits

2.1*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

2.2*	Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040). *****

3.1*	Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

3.2*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

4.1*	Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.1*	Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.2*	Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.3*	Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.4*	Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.5*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.6*	Agreement between HTS, DISH Network L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).

10.8*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).****

10.9*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).****

10.10*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ****

10.11*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.12*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).****

10.13*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10.14*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ****

10.15*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).****

10.16*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176). ****

10.17*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10.18*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).****

10.19*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).****

10.20*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).****

10.21*	Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.22*	Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10.23*	Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc, and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2008, Commission File No. 001-33807). ****

10.24*	QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10.25*	QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10.26*	Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar Corporation and Bell TV (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10.27*	Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.28*	Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.29*	Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.30*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.31*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.32*	Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10.33*	Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.34*	Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.35*	Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.36*	EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10.37*	Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

21☐	Subsidiaries of EchoStar Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐	Powers of Attorney authorizing signature of Charles W. Ergen, Joseph P. Clayton, David K. Moskowitz, Tom A. Ortolf and C. Michael Schroeder.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

99.1*	Amendment No. 1 to Receiver Agreement dated December 31, 2007 between EchoSphere L.L.C. and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2008, Commission File No. 001-33807). ****

99.2*	Amendment No. 1 to Broadcast Agreement dated December 31, 2007 between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2008, Commission File No. 001-33807). ****

101***	The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2010, filed on February 24, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.

☐	Filed herewith.
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.
****	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
*****	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ David J. Rayner
David J. Rayner
Chief Financial Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2011
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Chief Financial Officer	February 24, 2011
David J. Rayner	(Principal Financial and Accounting Officer)

*	Chairman	February 24, 2011
Charles W. Ergen

*	Director	February 24, 2011
Joseph P. Clayton

/s/ R. Stanton Dodge	Director	February 24, 2011
R. Stanton Dodge

*	Director	February 24, 2011
David K. Moskowitz

*	Director	February 24, 2011
Tom A. Ortolf

*	Director	February 24, 2011
C. Michael Schroeder

* By:	/s/ R. Stanton Dodge
R. Stanton Dodge
Attorney-in-Fact

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on EchoStar Corporation’s internal control over financial reporting based on our audits.

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

F–2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Management’s evaluation of the effectiveness of EchoStar Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, excluded Move Networks, which was acquired in 2010. Our audit of internal control over financial reporting of EchoStar Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of this subsidiary. The aggregate amount of total assets and revenue of Move Networks included in the consolidated financial statements of EchoStar Corporation and subsidiaries as of and for the year ended December 31, 2010 was $45 million and $0, respectively.

/s/ KPMG LLP

Denver, Colorado

February 24, 2011

F–3

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$141,814	$23,330
Marketable investment securities	989,086	805,832
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	238,997	373,454
Trade accounts receivable - other, net of allowance for doubtful accounts of $7,644 and $5,605, respectively	42,247	84,178
Inventory	30,433	53,014
Deferred tax assets	—	5,053
Other current assets	92,890	18,997

Total current assets	1,535,467	1,363,858

Noncurrent Assets:
Restricted cash and marketable investment securities	17,426	18,003
Property and equipment, net	1,263,303	1,233,185
FCC authorizations	69,810	69,810
Intangible assets, net	165,451	151,813
Marketable and other investment securities	725,588	562,019
Other noncurrent assets, net	64,975	69,380

Total noncurrent assets	2,306,553	2,104,210

Total assets	$3,842,020	$3,468,068

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$145,203	$171,335
Trade accounts payable - DISH Network	14,155	38,347
Accrued royalties	20,199	22,052
Accrued expenses and other	62,079	78,070
Deferred tax liabilities	64,121	—
Current portion of long-term debt and capital lease obligations	53,060	54,206

Total current liabilities	358,817	364,010

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	359,825	392,163
Deferred tax liabilities	75,840	31,588
Other long-term liabilities	34,348	15,457

Total long-term obligations, net of current portion	470,013	439,208

Total liabilities	828,830	803,218

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 43,103,166 shares and 42,655,772 shares issued, and 37,570,848 shares and 37,157,314 shares outstanding, respectively	43	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,311,405	3,278,680
Accumulated other comprehensive income (loss)	188,982	77,120
Accumulated earnings (deficit)	(389,126)	(593,484)
Treasury stock, at cost	(98,162)	(97,557)

Total stockholders’ equity (deficit)	3,013,190	2,664,850

Total liabilities and stockholders’ equity (deficit)	$3,842,020	$3,468,068

The accompanying notes are an integral part of these consolidated financial statements.

F–4

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
Equipment revenue - DISH Network	$1,470,173	$1,174,763	$1,491,556
Equipment revenue - other	347,765	302,787	246,655
Services and other revenue - DISH Network	468,399	373,226	367,890
Services and other revenue - other	64,032	52,783	44,419

Total revenue	2,350,369	1,903,559	2,150,520

Costs and Expenses:
Cost of sales - equipment	1,553,129	1,267,172	1,494,641
Cost of sales - services and other (exclusive of depreciation shown below - Note 6)	236,356	203,123	220,817
Research and development expenses	46,093	44,009	34,901
Selling, general and administrative expenses	128,366	116,737	138,459
General and administrative expenses - DISH Network	15,189	23,497	25,354
Depreciation and amortization (Note 6)	228,911	244,129	264,197
Impairments of goodwill, indefinite-lived and long-lived assets	—	—	612,745

Total costs and expenses	2,208,044	1,898,667	2,791,114

Operating income (loss)	142,325	4,892	(640,594)

Other Income (Expense):
Interest income	14,472	26,441	34,694
Interest expense, net of amounts capitalized	(14,560)	(32,315)	(31,909)
Unrealized and realized gains (losses) on marketable investment securities and other investments	2,923	119,461	(89,795)
Unrealized gains (losses) on investments accounted for at fair value, net	144,473	313,000	(317,994)
Other, net	(860)	(6,120)	(9,270)

Total other income (expense)	146,448	420,467	(414,274)

Income (loss) before income taxes	288,773	425,359	(1,054,868)
Income tax (provision) benefit, net	(84,415)	(60,655)	96,680

Net income (loss)	$204,358	$364,704	$(958,188)

Comprehensive Income (Loss):
Foreign currency translation adjustments	$927	$569	$(2,947)
Unrealized holding gains (losses) on available-for-sale securities	141,161	212,070	(209,005)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(30,226)	(124,921)	146,954

Comprehensive income (loss)	$316,220	$452,422	$(1,023,186)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,084	85,765	89,324

Diluted	85,203	86,059	89,324

Earnings per share - Class A and B common stock:
Basic net income (loss) per share	$2.40	$4.25	$(10.73)

Diluted net income (loss) per share	$2.40	$4.24	$(10.73)

The accompanying notes are an integral part of these consolidated financial statements.

F–5

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Net Investment in EchoStar	Treasury Stock	Total
Balance, December 31, 2007	$—	$—	$66,696	$—	$1,140,822	$—	$1,207,518

Contribution from DISH Network in connection with the Spin-off	90	3,230,578	(12,296)	—	(1,140,822)	—	2,077,550
Issuances of Class A common stock:
Exercise of stock options	—	4,877	—	—	—	—	4,877
Employee Stock Purchase Plan	—	1,398	—	—	—	—	1,398
Class A common stock repurchases, at cost	—	—	—	—	—	(68,045)	(68,045)
Stock-based compensation and other, net of tax	—	11,474	—	—	—	—	11,474
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(62,051)	—	—	—	(62,051)
Foreign currency translation	—	—	(2,947)	—	—	—	(2,947)
Net income (loss)	—	—	—	(958,188)	—	—	(958,188)

Balance, December 31, 2008	$90	$3,248,327	$(10,598)	$(958,188)	$—	$(68,045)	$2,211,586

Capital transaction with DISH Network in connection with the launch service (Note 19)	—	14,460	—	—	—	—	14,460
Issuances of Class A common stock:
Exercise of stock options	1	217	—	—	—	—	218
Employee benefits	—	1,391	—	—	—	—	1,391
Employee Stock Purchase Plan	—	1,803	—	—	—	—	1,803
Class A common stock repurchases, at cost	—	—	—	—	—	(29,512)	(29,512)
Stock-based compensation	—	13,371	—	—	—	—	13,371
Income tax (expense) benefit related to stock awards and other	—	(889)	—	—	—	—	(889)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	87,149	—	—	—	87,149
Foreign currency translation	—	—	569	—	—	—	569
Net income (loss)	—	—	—	364,704	—	—	364,704

Balance, December 31, 2009	$91	$3,278,680	$77,120	$(593,484)	$—	$(97,557)	$2,664,850

Capital transactions with DISH Network, net of tax (Note 19)	—	11,309	—	—	—	—	11,309
Issuances of Class A common stock:
Exercise of stock options	—	1,577	—	—	—	—	1,577
Employee benefits	—	3,856	—	—	—	—	3,856
Employee Stock Purchase Plan	—	2,437	—	—	—	—	2,437
Class A common stock repurchases, at cost	—	—	—	—	—	(605)	(605)
Stock-based compensation	—	13,546	—	—	—	—	13,546
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	110,935	—	—	—	110,935
Foreign currency translation	—	—	927	—	—	—	927
Net income (loss)	—	—	—	204,358	—	—	204,358

Balance, December 31, 2010	$91	$3,311,405	$188,982	$(389,126)	$—	$(98,162)	$3,013,190

The accompanying notes are an integral part of these consolidated financial statements.

F–6

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$204,358	$364,704	$(958,188)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	228,911	244,129	264,197
Equity in losses (earnings) of affiliates	2,813	5,517	7,176
Unrealized and realized (gains) losses on marketable investment securities and other investments	(2,923)	(119,461)	89,795
Unrealized (gains) losses on investments accounted for at fair value, net	(144,473)	(313,000)	317,994
Impairments of goodwill, indefinite-lived and long-lived assets	—	—	612,745
Non-cash, stock-based compensation	13,546	13,371	23,605
Deferred tax expense (benefit)	103,569	45,344	(162,011)
Other, net	(3,067)	(12,584)	(26,352)
Change in noncurrent assets	19,715	(6,785)	(36,230)
Changes in current assets and current liabilities:
Trade accounts receivable - other	40,623	(52,797)	(7,861)
Allowance for doubtful accounts	2,039	(1,576)	7,130
Trade accounts receivable - DISH Network	32,544	27,088	(297,629)
Inventory	22,581	(6,521)	(15,493)
Other current assets	(61,862)	(1,376)	47,679
Trade accounts payable - other	(33,404)	(15,255)	164,304
Trade accounts payable - DISH Network	(24,192)	16,777	21,570
Accrued expenses and other	3,237	8,701	65,617

Net cash flows from operating activities	404,015	196,276	118,048

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,300,631)	(2,050,495)	(3,069,716)
Sales and maturities of marketable investment securities	2,253,819	2,273,523	2,842,567
Purchases of property and equipment	(196,736)	(213,921)	(229,870)
Launch service assigned to DISH Network (Note 19)	102,913	—	—
Proceeds from insurance settlement	—	—	40,750
Change in restricted cash and marketable investment securities	577	(15,009)	—
Purchase of strategic investments included in marketable and other investment securities	(69,072)	(114,164)	(148,736)
Investment in Move Networks (Note 14)	(44,991)	—	—
Proceeds from sale of strategic investments	15,609	—	—
Other, net	(46)	5,788	(4,737)

Net cash flows from investing activities	(238,558)	(114,278)	(569,742)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(50,382)	(55,644)	(47,217)
Contribution of cash and cash equivalents from DISH Network in connection with the Spin-off	—	—	544,065
Class A common stock repurchases (Note 11)	(605)	(29,512)	(68,045)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	4,014	2,021	6,276

Net cash flows from financing activities	(46,973)	(83,135)	435,079

Net increase (decrease) in cash and cash equivalents	118,484	(1,137)	(16,615)
Cash and cash equivalents, beginning of period	23,330	24,467	41,082

Cash and cash equivalents, end of period	$141,814	$23,330	$24,467

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,021	$31,767	$31,812

Capitalized interest	$25,812	$—	$—

Cash received for interest	$19,028	$11,717	$23,470

Cash paid for income taxes	$15,240	$31,500	$47,758

Employee benefits paid in Class A common stock	$3,856	$1,391	$—

Launch service assigned to DISH Network (Note 19)	$—	$102,913	$—

Satellites and other assets financed under capital lease obligations	$57,397	$155,574	$16,531

Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$39,442	$—	$—

Non-cash investing activities	$—	$—	$15,862

Non-cash proceeds from the sale of a company which held certain FCC authorizations	$—	$—	$132,900

Net assets contributed in connection with the Spin-off, excluding cash and cash equivalents	$—	$—	$1,533,485

The accompanying notes are an integral part of these consolidated financial statements.

F–7

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Activities

Principal Business

EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate two primary business units:

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers. We also use certain of our satellites to offer our ViP-TV service, which transports MPEG-4 IP encapsulated standard-definition and high-definition programming on behalf of telecommunications companies and rural cable operators.

Effective January 1, 2008, DISH Network completed its distribution to us (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities. Since the Spin-off, we and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other. However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

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

F–8

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Foreign Currency Translation

The functional currency of the majority of our consolidated foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. However, for our subsidiaries where the functional currency is the local currency, we translate assets and liabilities into U.S. dollars at the period-end exchange rate and revenue and expenses based on the exchange rates at the time such transactions arise, if known, or at the average rate for the period. The difference is recorded to equity as a component of other comprehensive income (loss). Financial assets and liabilities denominated in currencies other than the functional currency are recorded at the exchange rate at the time of the transaction and subsequent gains and losses related to changes in the foreign currency are included in “Other, net” income or expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2010, net transaction gains were $1 million. During each of the years ended December 31, 2009 and 2008, net transaction losses were less than $1 million and $1 million, respectively.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2010 and 2009 primarily consist of money market funds, government bonds, corporate notes and commercial paper. The cost of these investments approximates their fair value.

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

F–9

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

i.	We have the intent to sell the security.

ii.	It is more likely than not that we will be required to sell the security before maturity or recovery.

iii.	We do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

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

F–10

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In conducting our annual impairment test in 2010, we determined that the estimated fair value of the FCC licenses, calculated using the discounted cash flow analysis, exceeded their carrying amount.

Marketable and Other Investment Securities – Cost and Equity Method

Generally, we account for our unconsolidated equity investments under either the equity method or cost method of accounting. Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment. When impairments occur related to our foreign investments, any cumulative translation adjustment associated with these investments will remain in “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit)” on our Consolidated Balance Sheets until the investments are sold or otherwise liquidated; at which time, they will be released into our Consolidated Statements of Operations and Comprehensive Income (Loss).

F–11

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable and Other Investment Securities – Fair Value Method

We elect the fair value method for certain debt and equity investments in affiliates when we believe the fair value method of accounting provides more meaningful information to our investors. Changes in the fair value of marketable investment securities, non-marketable convertible debt, and interest on debt investment securities accounted for at fair value are recognized as “Unrealized gains (losses) on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the non-marketable convertible debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly. The fair value analysis takes into consideration the price of the underlying company stock as well as changes in the credit market, including yield curves and interest rates. In addition, the fair value of these debt and equity investment securities takes into consideration the impact of any bankruptcy proceedings.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations and Comprehensive Income (Loss). Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled. We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively.

Fair Value of Financial Instruments

As of December 31, 2010 and 2009, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities is equal to or approximates fair value due to their short-term nature. Disclosure regarding fair value of capital leases is not required.

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

F–12

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

New Accounting Pronouncements

Revenue Recognition – Multiple-Deliverable Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), Revenue Recognition - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple deliverable arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. This standard was effective January 1, 2011. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or results of operations.

3.	Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss)” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock. The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss)	$204,358	$364,704	$(958,188)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,084	85,765	89,324
Dilutive impact of stock awards outstanding	119	294	—

Diluted	85,203	86,059	89,324

Earnings per share - Class A and B common stock:
Basic net income (loss) per share	$2.40	$4.25	$(10.73)

Diluted net income (loss) per share	$2.40	$4.24	$(10.73)

We had a net loss for the year ended December 31, 2008; therefore, the effect of stock awards is excluded from the computation of diluted earnings (loss) per share since the effect is anti-dilutive. As of December 31, 2010 and 2009, there were stock awards to purchase 5.9 million and 4.7 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

F–13

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a performance-based stock incentive plan is contingent upon meeting a certain company goal which is not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2010	2009	2008
	(In thousands)
Performance-based options	697	724	886
Restricted Performance Units	93	100	109

Total	790	824	995

4.	Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash, and other investment securities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$395,715	$398,630
Current marketable investment securities - strategic	232,718	126,622
Current marketable investment securities - other	360,653	280,580

Total marketable investment securities - current	989,086	805,832
Restricted marketable investment securities (1)	1,337	2,995

Total	990,423	808,827

Restricted cash and cash equivalents (1)	16,089	15,008

Marketable and other investment securities - noncurrent:
Marketable and other investment securities - cost method	3,097	33,288
Marketable and other investment securities - equity method	109,366	94,826
Marketable and other investment securities - fair value method	613,125	433,905

Total marketable and other investment securities - noncurrent	725,588	562,019

Total marketable investment securities, restricted cash and other investment securities	$1,732,100	$1,385,854

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale (see Note 2).

F–14

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility. As of December 31, 2010, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio depends on those issuers.

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2010 and 2009, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Marketable and Other Investment Securities - Noncurrent

We account for our unconsolidated debt and equity investments under the fair value, equity and/or cost method of accounting. We have several strategic investments in certain equity securities that are included in noncurrent “Marketable and other investment securities” on our Consolidated Balance Sheets.

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

Marketable and Other Investment Securities – Fair Value

We elect the fair value method for certain debt and equity investments in affiliates when we believe the fair value method of accounting provides more meaningful information to our investors. For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net.” See “Investments in TerreStar” below for more information.

F–15

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2010 and 2009, we had accumulated net unrealized gains of $188 million and $77 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against any net tax assets that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of December 31,
	2010				2009
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$395,715	$—	$—	$—	$398,630	$—	$—	$—
Other (including restricted)	375,814	1,154	(233)	921	316,793	15,696	(137)	15,559
Equity securities:
Other	218,894	186,745	—	186,745	93,404	61,172	—	61,172

Total marketable investment securities	$990,423	$187,899	$(233)	$187,666	$808,827	$76,868	$(137)	$76,731

As of December 31, 2010, restricted and non-restricted marketable investment securities include debt securities of $762 million with contractual maturities of one year or less and $10 million with contractual maturities greater than one year. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

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

Investment Category	Primary Reason for Unrealized Loss	As of December 31, 2010
		Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

		(In thousands)
Debt securities	Temporary market fluctuations	$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)

Total		$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)

Investment Category	Primary Reason for Unrealized Loss	As of December 31, 2009
		Total Fair Value	Less than Six Months		Six to Nine Months		Nine Months or More
			Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

Total		$57,683	$50,648	$(94)	$7,035	$(43)	$—	$—

F–16

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•

Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•

Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$395,715	$—	$395,715	$—	$398,630	$—	$398,630	$—
Other (including restricted)	375,814	—	375,814	—	316,793	2,998	313,795	—

Equity securities	218,894	218,894	—	—	93,404	93,404	—	—

Marketable and other investment securities - noncurrent	613,125	4,170	—	608,955	433,905	28,200	339,677	66,028

Total assets at fair value	$1,603,548	$223,064	$771,529	$608,955	$1,242,732	$124,602	$1,052,102	$66,028

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2009	$66,028
Net realized and unrealized gains (losses) included in earnings	80,727
Purchases, issuances and settlements, net	74,927
Transfers from level 2 to level 3	387,273

Balance as of December 31, 2010	$608,955

Transfers from Level 2 into Level 3 are due to a lack of observable market data for these securities during the year ended December 31, 2010.

F–17

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$30,231	$126,232	$16,195
Marketable investment securities - other-than-temporary impairments	—	—	(163,139)
Gain on sale of a company which held certain FCC authorizations	—	—	67,624
Marketable and other investment securities - gains (losses) on sales/exchange	9,437	—	—
Marketable and other investment securities - other-than-temporary impairments	(36,745)	(6,771)	(10,475)

Total unrealized and realized gains (losses) on marketable investment securities and other investments	$2,923	$119,461	$(89,795)

Investments in TerreStar

We account for our investments in TerreStar Corporation (“TerreStar Corporation”) and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting which we believe provides more meaningful information to our investors. TerreStar Networks is the principal operating subsidiary of TerreStar Corporation. As discussed further below, TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.

We have been an investor in TerreStar Corporation and TerreStar Networks for over three years. In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks. Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”) as well as $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 (“15% PIK Notes”). The Master Investment Agreement also provides that we have the right to appoint two representatives to TerreStar Corporation’s Board of Directors. We do not presently have any representatives on TerreStar Corporation’s Board of Directors. We have from time to time acquired, and we currently hold, other securities issued by TerreStar Corporation and TerreStar Networks.

Furthermore, in February 2008, we entered into a Spectrum Agreement with TerreStar Corporation, under which, in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us. On February 16, 2011, TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. (together, the “TSC Debtors”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in February 2008, in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks. As of December 31, 2010, we were owed $44 million by TerreStar Networks under the terms of this credit agreement.

F–18

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the filings by TerreStar Networks and certain of its affiliates (other than TerreStar Corporation) (the “Debtors”) for protection under Chapter 11 of the U.S. Bankruptcy Code and an ancillary proceeding under the Companies’ Creditors Arrangement Act in Canada, on October 19, 2010, we entered into a commitment to provide a debtor-in-possession credit facility (the “Credit Facility”) to the Debtors. On November 18, 2010, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the Credit Facility on a final basis and authorized the Debtors to enter into the Credit Facility. The Credit Facility consists of a non-revolving, multiple draw term loan in the aggregate principal amount of $75 million, with drawings subject to the terms and conditions set forth in the Credit Facility. As of December 31, 2010, we had funded $25 million to the Debtors under this Credit Facility which is included in “Marketable and other investment securities” on our Consolidated Balance Sheets.

Our debt investments in TerreStar Networks had a fair value of $609 million and $406 million as of December 31, 2010 and 2009, respectively. Our equity investments in TerreStar Corporation had a fair value of $4 million and $28 million as of December 31, 2010 and 2009, respectively. TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 16, 2011. As a result, the fair value of our equity investment as of December 31, 2010 may be negatively impacted. Our debt and equity investments in TerreStar Corporation and TerreStar Networks had an aggregate fair value of $613 million and $434 million as of December 31, 2010 and 2009, respectively. Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability. For the years ended December 31, 2010, 2009 and 2008, we recorded a $144 million gain, a $313 million gain and a $318 million loss on these investments, respectively.

On November 19, 2010, we entered into an agreement with the Debtors (the “Restructuring Support Agreement”) pursuant to which we committed to (i) support the Debtors’ proposed plan of reorganization and (ii) backstop a rights offering for preferred shares of TerreStar Networks, which rights offering was to be completed upon the Debtors’ emergence from bankruptcy, on the terms set forth in the Restructuring Support Agreement. The Bankruptcy Court approved the Restructuring Support Agreement on December 22, 2010.

On February 15, 2011, the Restructuring Support Agreement was terminated by mutual agreement of the parties. It is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy or whether the Debtors will be able to obtain confirmation of a plan of reorganization.

Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility. The investments in TerreStar Networks are determined using Level 3 inputs under the fair value hierarchy. In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques. The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors. We are continuing to evaluate the effect of developments in the Debtors’ and the TSC Debtors’ chapter 11 cases on the fair value of our investment in TerreStar Networks and TerreStar Corporation. In particular, as a result of the termination of the Restructuring Support Agreement on February 15, 2011, the fair value of our investments in TerreStar Networks may be significantly impacted.

On January 14, 2011, TerreStar Corporation filed a Form 15, terminating the registration of its common stock and Series A Voting Convertible Preferred Stock under Section 12(g) of the Securities Exchange Act of 1934 and suspending its obligations to file reports with the Securities and Exchange Commission (other than with respect to its fiscal year ended December 31, 2010).

F–19

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The balance sheets for TerreStar Corporation are presented below as of September 30 and the statements of operations data include twelve months ended September 30 for each respective period presented. As of February 24, 2011, TerreStar Corporation had not filed its quarterly report on Form 10-Q for the quarter ended September 30, 2010. As such, we have relied on TerreStar Corporation’s management to provide us with accurate summary financial information, including portions of the information shown below. We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Consolidated Financial Statements. The following table provides summarized financial information from TerreStar Corporation:

Balance Sheets (unaudited):	2010	2009
	(In thousands)
Assets
Current assets	$17,149	$80,970
Noncurrent assets	1,384,863	1,259,783

Total assets	$1,402,012	$1,340,753

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities	$633,917	$53,521
Long-term liabilities	1,080,364	929,427
Cumulative preferred dividend	—	408,500
Stockholders’ equity (deficit)	(312,269)	(50,695)

Total liabilities and stockholders’ equity (deficit)	$1,402,012	$1,340,753

Statement of Operations (unaudited):	2010	2009	2008
	(In thousands)
Revenue	$17,120	$—	$—

Operating expenses	$230,644	$152,203	$215,246

Net income (loss) from continuing operations	$(323,705)	$(217,669)	$—

Net income (loss)	$(298,257)	$(201,357)	$(286,757)

Net income (loss) available to common stockholders	$(321,441)	$(226,690)	$(314,418)

5.	Inventory

Inventory consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Finished goods	$21,084	$32,988
Raw materials	6,819	16,647
Work-in-process	2,530	3,379

Total inventory	$30,433	$53,014

F–20

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	Property and Equipment

Property and equipment consist of the following:

	Depreciable Life (In Years)
		As of December 31,
		2010	2009
		(In thousands)
Land	—	$28,240	$28,301
Buildings and improvements	1-40	232,208	226,964
Furniture, fixtures, equipment and other	1-10	791,247	756,827
Satellites:
EchoStar III - fully depreciated	12	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
Satellites acquired under capital leases	10-15	534,673	508,553
Construction in process	—	393,098	271,490

Total property and equipment		3,029,593	2,842,262
Accumulated depreciation		(1,766,290)	(1,609,077)

Property and equipment, net		$1,263,303	$1,233,185

“Construction in process” consists of the following:

	As of December 31,
	2010	2009
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$100,312	$30,400
QuetzSat-1	162,947	102,315
Other	93,958	102,974
Uplinking equipment	11,933	27,331
Other	23,948	8,470

Construction in process	$393,098	$271,490

During the year ended December 31, 2010, $26 million of interest was capitalized into construction in progress, including $7 million which relates to interest expense that should have been capitalized in 2009.

F–21

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Satellites	$92,750	$105,270	$139,079
Furniture, fixtures, equipment and other	98,481	99,428	86,629
Identifiable intangible assets subject to amortization	31,095	33,057	32,606
Buildings and improvements	6,585	6,374	5,883

Total depreciation and amortization	$228,911	$244,129	$264,197

Cost of sales and operating expense categories included in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

Satellites

We currently utilize ten satellites in geostationary orbit approximately 22,300 miles above the equator, four of which are leased. Three of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements. We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease.

Satellites	Launch Date	Degree Orbital Location	Original Useful Life/ Lease Term (In Years)
Owned:
EchoStar III (1)	October 1997	61.5	12
EchoStar IV (2)	May 1998	77	12
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)	August 2002	77	12
EchoStar IX (1)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10

Leased from DISH Network:
EchoStar I (1)	December 1995	77	12

Leased from Other Third Parties:
AMC-15 (3)	December 2004	105	10
AMC-16 (3)	January 2005	85	10
Nimiq 5 (1) (3)	September 2009	72.7	15

Under Construction:
QuetzSat-1 (leased) (1)	2011	77	10
EchoStar XVI (owned) (1)	2012	61.5	15
CMBStar (owned)	Construction Suspended

(1)	See Note 19 for further discussion of our Related Party Agreements.
(2)	Fully depreciated and not currently in service.
(3)	These satellites are accounted for as capital leases.

F–22

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Prior to 2010, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation. There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites. See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry insurance for any of the in-orbit satellites that we use, and therefore we will bear the risk of any in-orbit failures. Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III. EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy. As a result of TWTA failures in previous years, during January and May 2010, and February 2011, only 10 transponders are currently available for use. Although these failures have impacted the commercial operation of the satellite, the satellite has been fully depreciated. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

EchoStar VI. EchoStar VI was designed with 108 solar array strings, of which approximately 102 are required to assure full power availability for the original minimum 12-year useful life of the satellite. During March and August of 2010, EchoStar VI experienced anomalies resulting in the loss of 24 solar array strings, reducing the number of functional solar array strings to 84. While these anomalies did not reduce the estimated useful life of the satellite to less than 12 years, commercial operation has been impacted and there can be no assurance that future anomalies will not reduce its useful life or further impact its commercial operation. The satellite was designed to operate 32 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 16 DBS transponders operating at approximately 250 watts per channel. The power reduction resulting from the solar array failures currently limits us to operating 24 DBS transponders in CONUS at approximately 125 watts per channel, switchable to 12 DBS transponders operating at approximately 250 watts per channel. The number of transponders to which power can be provided is expected to decline in the future at the rate of approximately one transponder every three years.

EchoStar VIII. EchoStar VIII was designed to operate 32 DBS transponders in CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. EchoStar VIII was also designed with spot-beam technology. This satellite has experienced several anomalies prior to 2011, but none have reduced its useful life or impacted its commercial operation. During January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components causing an interruption of broadcast service. Testing is being performed to determine if this anomaly will reduce the satellite’s useful life or impact its commercial operations. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-16. AMC-16 commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location. This SES World Skies satellite is equipped with 24 Ku-band fixed satellite services (“FSS”) transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. During the first quarter 2010, SES World Skies notified us that AMC-16 had experienced a solar-array anomaly that further reduced its available transponder capacity. As a result, our monthly recurring payment was reduced accordingly and our capital lease obligation and the corresponding asset value were lowered by approximately $39 million.

F–23

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

7.	Intangible Assets

As of December 31, 2010 and 2009, our identifiable intangibles subject to amortization consisted of the following:

	As of
	December 31, 2010		December 31, 2009
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
	(In thousands)
Contract-based	$190,566	$(108,361)	$190,566	$(91,733)
Customer relationships	23,632	(23,605)	23,600	(17,700)
Technology-based	118,305	(35,086)	73,314	(26,234)

Total	$332,503	$(167,052)	$287,480	$(135,667)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately three to 20 years. Amortization was $31 million, $33 million and $33 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2010 is as follows (in thousands):

For the Years Ended December 31,
2011	$27,944
2012	26,124
2013	26,120
2014	24,910
2015	20,279
Thereafter	40,074

Total	$165,451

F–24

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	Impairments of Goodwill, Indefinite-Lived and Long-Lived Assets

During the years ended December 31, 2010 and 2009, we did not record any impairments on goodwill, indefinite-lived or long-lived assets. During the year ended December 31, 2008, we recorded impairment charges in “Impairments of goodwill, indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss), detailed in the table below.

	For the Year Ended December 31, 2008
	Pre-Tax	After-Tax
	(In thousands)
Impairments of goodwill, indefinite-lived and long-lived assets:
Goodwill impairment	$247,253	$247,253
FCC authorization impairment	38,720	33,434
Satellite impairments:
AMC-15	137,955	85,339
AMC-16	79,745	49,331
CMBStar	85,000	52,581
Casualty loss - AMC-14	12,799	7,918
Other impairments	11,273	8,678

Total impairments of goodwill, indefinite-lived and long-lived assets	$612,745	$484,534

The after tax amounts presented in the table above consider their specific tax attributes, including the effect of any required valuation allowance for deferred tax assets (see Note 10).

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

Based on this assessment, during 2008, we recorded a $247 million charge to fully impair our goodwill. This impairment was the result of the significant decline in the fair value of our “Digital Set-Top Box” reporting unit caused by the weak economic conditions and the effect of those conditions on our expected cash flows.

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

F–25

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Based on the results of this analysis, the carrying value of AMC-15 and AMC-16 exceeded the fair value by $138 million and $80 million, respectively, and we recorded these amounts as impairment charges during 2008. These assets are included in our “Satellite Services” segment.

CMBStar Impairment. In connection with the Spin-off, DISH Network contributed to us, a satellite under construction, CMBStar. We have suspended construction of the CMBStar satellite and during April 2008, we notified the State Administration of Radio, Film and Television of China that we were suspending construction of the CMBStar satellite pending, among other things, further analysis relating to efforts to meet the satellite performance criteria and/or confirmation that alternative performance criteria would be acceptable. During 2008, we continued to explore remedies and alternative uses for this satellite. During the fourth quarter of 2008, there were significant adverse changes in the business climate, and we were unable to secure a commercial agreement for an alternative use. As a result, we performed an impairment analysis and determined that the undiscounted cash flows would not recover the carrying amount of this satellite. We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses, including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values). The valuation model used Level 3 inputs.

Based on the results of this analysis, the carrying value of CMBStar exceeded its fair value by $85 million, and we recorded an impairment charge during 2008. This asset is included in our “All Other” segment.

AMC-14 Casualty Loss. In connection with the Spin-off, the satellite lease agreement for AMC-14 was contributed to us by DISH Network. During 2008, AMC-14 experienced a launch anomaly and failed to reach its intended orbit. SES World Skies subsequently declared the AMC-14 satellite a total loss due to a lack of viable options to reposition the satellite to its proper geostationary orbit. Therefore, we have no obligation to make any future monthly lease payments to SES World Skies with respect to the satellite. However, we did make up-front payments with respect to the satellite prior to launch and recorded capitalized interest and insurance costs related to the satellite. These amounts, net of insurance proceeds of $41 million, totaled $13 million and were written-off during 2008 and were attributed to our “Satellite Services” segment.

F–26

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.	Long-Term Debt and Capital Lease Obligations

Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$405,449	$436,924
Other equipment financed under capital lease obligations	901	2,210
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	6,315	6,970
8% mortgage payable due in installments through 2015	220	265

Total	412,885	446,369
Less current portion	(53,060)	(54,206)

Capital lease obligations, mortgages and other notes payable, net of current portion	$359,825	$392,163

Capital Lease Obligations

As of December 31, 2010 and 2009, we had $535 million and $509 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $268 million and $240 million, respectively. In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $28 million, $21 million and $55 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2010, 2009 and 2008, respectively.

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

AMC-16. AMC-16 commenced commercial operation during February 2005. This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.

F–27

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2010 are as follows (in thousands):

For the Years Ended December 31,
2011	$118,134
2012	117,412
2013	117,315
2014	111,971
2015	44,150
Thereafter	377,521

Total minimum lease payments	886,503
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(260,309)

Net minimum lease payments	626,194
Less: Amount representing interest	(219,844)

Present value of net minimum lease payments	406,350
Less: Current portion	(52,311)

Long-term portion of capital lease obligations	$354,039

10.	Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that net deferred tax assets will not be realized. We periodically evaluate our need for a valuation allowance. Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. Our deferred tax assets included tax effected net operating losses (“NOLs”) and credits of $4 million as of December 31, 2010 which has been offset by a valuation allowance. As of December 31, 2010, we had capital loss carryforwards for federal income tax purposes of $58 million, which has been offset by a valuation allowance.

The components of pretax income (loss) are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$284,501	$425,793	$(1,046,999)
Foreign	4,272	(434)	(7,869)

Total	$288,773	$425,359	$(1,054,868)

F–28

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current (provision) benefit:
Federal	$21,542	$(9,240)	$(55,166)
State	(579)	(5,216)	(7,953)
Foreign	(1,809)	(855)	(2,212)

	19,154	(15,311)	(65,331)

Deferred (provision) benefit:
Federal	(98,626)	(134,287)	297,201
State	(6,593)	(16,162)	42,846
Decrease (increase) in valuation allowance	1,650	105,105	(178,036)

	(103,569)	(45,344)	162,011

Total benefit (provision)	$(84,415)	$(60,655)	$96,680

The actual tax provisions for 2010, 2009 and 2008 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2010	2009	2008
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	35.0
State income taxes, net of Federal benefit	(1.9)	(4.4)	2.3
Foreign taxes and income not U.S. taxable	(0.1)	—	(0.5)
Stock option compensation	0.1	(0.4)	0.1
Goodwill impairment	—	—	(8.3)
Decrease (increase) in valuation allowance	2.0	24.7	(17.1)
Stock write-off	2.0	—	—
Other	3.7	0.8	(2.3)

Total benefit (provision) for income taxes	(29.2)	(14.3)	9.2

F–29

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$23,062	$5,140
Unrealized (gains) losses on investments	15,243	79,099
Accrued expenses	12,042	13,532
Stock compensation	8,998	9,062
State taxes net of federal effect	(1,843)	8,287

Total deferred tax assets	57,502	115,120
Valuation allowance	(46,670)	(95,102)

Deferred tax asset after valuation allowance	10,832	20,018

Deferred tax liabilities:
Unrealized (gains) losses on investments	(61,797)	(38,380)
Depreciation, amortization and intangible assets	(88,996)	(8,173)

Total deferred tax liabilities	(150,793)	(46,553)

Net deferred tax asset (liability)	$(139,961)	$(26,535)

Current portion of net deferred tax asset (liability)	$(64,121)	$5,053
Noncurrent portion of net deferred tax asset (liability)	(75,840)	(31,588)

Total net deferred tax asset (liability)	$(139,961)	$(26,535)

Overall, our net deferred tax assets are offset by a valuation allowance of $47 million and $95 million as of December 31, 2010 and 2009, respectively, principally related to losses that are capital in nature. The decrease in the valuation allowance primarily relates to realized and unrealized gains on marketable investment securities and other investments. Approximately $43 million of the change in valuation allowance is accounted for in accumulated other comprehensive income in 2010. We evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2010 and 2009.

As of December 31, 2010, we had undistributed earnings attributable to foreign subsidiaries. Since net undistributed earnings are positive, and we intend to permanently reinvest in our foreign subsidiaries, we have not recognized a deferred tax liability for any outside basis differences. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries will file income tax returns in all states that impose an income tax. We are not currently under any to U.S. federal, state or local income tax examinations. We also file income tax returns in the United Kingdom, The Netherlands, Spain and a number of other foreign jurisdictions where we have insignificant operations. We are generally open to income tax examination in these foreign jurisdictions by tax authorities in taxable years beginning in 2003. As of December 31, 2010, no taxing authority has proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process in our foreign jurisdictions.

F–30

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
Unrecognized tax benefit	2010	2009	2008
	(In thousands)
Balance as of beginning of period	$14,559	$15,181	$800
Additions based on tax positions related to the current year	—	155	14,381
Additions based on tax positions related to prior years	15,440	—	—
Reductions based on tax positions related to prior years	—	(777)	—

Balance as of end of period	$29,999	$14,559	$15,181

We have $15 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate. We do not expect to pay or effectively settle any of the unrecognized tax benefits within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2010, we recorded a $1 million benefit for interest and penalty in earnings. There was no accrued interest and penalties at December 31, 2010. The table above excludes these amounts.

11.	Stockholders’ Equity (Deficit)

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

F–31

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common Stock Repurchase Program

During the years ended December 31, 2010, 2009 and 2008, we repurchased 34,000, 1.9 million and 3.6 million shares of our common stock for $605,000, $30 million and $68 million, respectively. On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011. As of December 31, 2010, we may repurchase up to $500 million under this plan.

12.	Employee Benefit Plans

Employee Stock Purchase Plan

Our employees participate in EchoStar’s employee stock purchase plan (the “ESPP”), in which we are authorized to issue 2.5 million shares of Class A common stock. At December 31, 2010, we had 2.0 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. During each of the years ended December 31, 2010, 2009 and 2008, employee purchases of Class A common stock through the ESPP totaled 0.1 million shares.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. We also may make an annual discretionary contribution to the plan with approval by our Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

The following table summarizes the expense associated with matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the 401(k) Plan	2010	2009	2008
	(In thousands)
Matching contributions, net of forfeitures	$1,481	$1,424	$1,251

Discretionary stock contributions, net of forfeitures	$4,032	$3,719	$1,467

F–32

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.	Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance and non-performance based stock incentives. As of December 31, 2010, we had outstanding under these plans stock options to acquire 7.8 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted prior to and on December 31, 2010 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting, and other stock awards vest only upon the achievement of certain company-wide objectives. As of December 31, 2010, we had 6.9 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of December 31, 2010, the following stock awards were outstanding:

	As of December 31, 2010
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	6,757,399	48,465	3,471,496	292,348
Held by DISH Network employees	1,037,974	58,784	N/A	N/A

Total	7,795,373	107,249	3,471,496	292,348

We are responsible for fulfilling all stock awards related to EchoStar common stock, and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our or DISH Network’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.

F–33

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2010 are as follows:

		Options Outstanding			Options Exercisable
		Number Outstanding as of December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$	— - $ 10.00	16,758	5.44	$2.77	16,140	5.41	$2.71
	$10.00 - $ 15.00	1,155,808	8.22	$14.83	173,008	8.07	$14.83
	$15.00 - $ 20.00	1,416,150	9.31	$18.67	59,950	6.70	$16.89
	$20.00 - $ 25.00	2,067,644	6.82	$22.24	685,744	6.48	$22.09
	$25.00 - $ 30.00	2,894,932	6.07	$28.68	1,643,330	5.29	$28.22
	$30.00 - $ 35.00	96,581	5.09	$32.15	65,840	4.35	$32.26
	$35.00 - $ 40.00	147,500	6.21	$36.84	78,697	6.07	$36.78

$	— - $ 40.00	7,795,373	7.17	$23.24	2,722,709	5.80	$25.77

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,203,101	$24.85	5,184,415	$28.61	4,182,755	$22.96
Granted	1,258,000	$19.15	2,523,000	$17.09	2,498,500	$29.33
Exercised	(105,573)	$15.06	(37,931)	$5.73	(228,090)	$21.77
Forfeited and cancelled	(560,155)	$33.99	(466,383)	$26.08	(1,268,750)	$12.63

Total options outstanding, end of period	7,795,373	$23.24	7,203,101	$24.85	5,184,415	$28.61

Performance based options outstanding, end of period (1)	697,100	$25.38	724,450	$25.40	885,650	$25.61

Exercisable at end of period	2,722,709	$25.77	1,904,479	$29.46	1,296,512	$29.45

(1)	These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these stock options is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2010, 2009 and 2008 as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Tax benefit from stock awards exercised	$1,810	$1,044	$1,933

F–34

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on December 31, 2010, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2010
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$26,665	$4,571

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	130,040	$27.78	272,856	$29.40	343,386	$29.69
Granted	—	$—	—	$—	—	$—
Vested	(13,975)	$31.84	(21,025)	$30.26	(56,000)	$31.24
Forfeited and cancelled	(8,816)	$26.70	(121,791)	$31.00	(14,530)	$29.14

Total restricted stock units outstanding, end of period	107,249	$27.33	130,040	$27.78	272,856	$29.40

Restricted Performance Units outstanding, end of period (1)	93,274	$26.66	99,990	$26.56	108,856	$26.42

(1)	These Restricted Performance Units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a performance-based stock incentive plan. Vesting of these Restricted Performance Units is contingent upon meeting a certain company goal which is not yet probable of being achieved. See discussion of the 2005 LTIP below.

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2010, this assessment could change at any time.

F–35

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable during the year ended December 31, 2010, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below. If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,641	$10,108
EchoStar awards held by EchoStar employees	3,455	1,977

Total	$21,096	$12,085

Of the 7.8 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of December 31, 2010, the following awards were outstanding pursuant to the 2005 LTIP:

	As of December 31, 2010
	Number of Awards	Weighted- Average Exercise Price
Stock options	697,100	$25.38
Restricted performance units	93,274

Total	790,374

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2010, 2009 and 2008 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of sales - services and other	$—	$—	$722
Research and development expenses	3,579	3,663	6,901
Selling, general and administrative expenses	9,967	9,708	15,982

Total non-cash, stock-based compensation	$13,546	$13,371	$23,605

As of December 31, 2010, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $27 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off. This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years. Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

F–36

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock award for the years ended December 31, 2010, 2009 and 2008 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2010	2009	2008
Risk-free interest rate	1.64% - 2.97%	1.70% - 3.16%	2.74% - 3.42%
Volatility factor	31.00% - 32.73%	28.48% - 42.68%	19.98% - 24.90%
Expected term of options in years	6.1 - 6.2	3.0 - 6.4	6.0 - 6.1
Weighted-average fair value of options granted	$6.44 - $9.11	$4.76 - $7.43	$7.63 - $9.29

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

14.	Acquisition of Move Networks

On December 31, 2010, we acquired certain assets of Move Networks, Inc. (“Move Networks”) for $45 million, of which $2.25 million was placed into escrow for certain potential contingencies. These assets include patented technology that enables the adaptive delivery of video content via the Internet which will enable us to expand our portfolio of advanced technologies serving cable, satellite, telecommunications companies and IPTV video providers. This transaction was accounted for as a business combination. However, we have not completed allocating the purchase price amongst the assets that were acquired and thus the allocation in the table below may change.

Purchase Price Allocation
(In thousands)
Acquisition intangibles (1)	$44,991

Total purchase price	$44,991

(1)	“Acquisition Intangibles” in the table above are primarily comprised of technology-based intangibles with an estimated useful life of approximately fifteen years.

The transaction did not have an impact on our results of operations for the year ended December 31, 2010 and would not have materially impacted our results of operations for this period had the transaction occurred on January 1, 2010. Furthermore, the transaction would not have had a material impact on our results of operations for the comparable period in 2009 or 2008 had the transaction occurred on January 1, 2009 or January 1, 2008, respectively.

F–37

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.	Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$6,535	$749	$808	$871	$940	$1,005	$2,162
Capital lease obligations	406,350	52,311	56,928	62,651	64,850	11,088	158,522
Interest expense on long-term debt and capital lease obligations	222,057	37,256	32,504	27,267	21,489	17,852	85,689
Satellite-related obligations	1,020,744	160,930	160,058	79,583	76,451	65,289	478,433
Operating lease obligations	17,554	6,977	4,609	2,566	1,635	1,014	753
Purchase and other obligations	287,513	287,513	—	—	—	—	—

Total	$1,960,753	$545,736	$254,907	$172,938	$165,365	$96,248	$725,559

In certain circumstances the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

The table above does not include $30 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Consolidated Balance Sheets as of December 31, 2010. We do not expect any portion of this amount to be paid or settled within the next twelve months.

In connection with TerreStar Networks’ bankruptcy, we entered into agreements to provide a $75 million Credit Facility to TerreStar Networks and certain of its affiliates, of which $25 million has been funded as of December 31, 2010. The table above does not include any unfunded amounts. See Note 4 under “Investments in TerreStar” for further discussion.

During December 2009, we entered into a joint venture to provide a direct-to-home (“DTH”) satellite service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. During the year ended December 31, 2010, we recorded a $14 million charge to fully impair this investment, which is included in “Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2010, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment. The table above includes this $10 million under “Purchase and other obligations.”

F–38

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite-Related Obligations

Satellites Under Construction. As of December 31, 2010, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years. Future commitments related to these satellites are included in the table above under “Satellite-related obligations.”

•

QuetzSat-1. During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1. QuetzSat-1 is expected to be launched during the second half of 2011 and will operate at the 77 degree orbital location. Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite. DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us. The expected future payments related to QuetzSat-1 included in the table above are $301 million.

•

EchoStar XVI. During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location. DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life. The expected future payments related to EchoStar XVI included in the table above are $85 million.

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

Rent Expense

For the years ended December 31, 2010, 2009, and 2008, total rent expense for operating leases approximated $25 million, $7 million and $12 million, respectively. The increase in rent expense from 2009 to 2010 primarily resulted from an increase in costs related to the EchoStar I satellite, which we began leasing from DISH Network during the first quarter of 2010. The decrease in rent expense from 2008 to 2009 was primarily attributable to a decrease in transponder lease expense primarily resulting from the termination of a lease agreement.

Patents and Intellectual Property

Many entities, including some of our competitors, now have and may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can include a tripling of actual damages in certain cases. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid, that our products and services do not infringe on these rights, that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

F–39

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contingencies

In connection with the Spin-off, we entered into a separation agreement with DISH Network, which provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

Acacia

During 2004, Acacia Media Technologies (“Acacia”) filed a lawsuit against us and DISH Network in the United States District Court for the Northern District of California. The suit also named DirecTV, Comcast, Charter, Cox and a number of smaller cable companies as defendants. Acacia is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The suit alleges infringement of United States Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702, which relate to certain systems and methods for transmission of digital data. On September 25, 2009, the District Court granted summary judgment to the defendants on invalidity grounds, and dismissed the action with prejudice. On October 8, 2010, the Federal Circuit Court of Appeals affirmed the dismissal. Acacia may no longer appeal this dismissal since their time to seek en banc review with the Federal Circuit Court of Appeal or petition the United States Supreme Court for certiorari have now expired.

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

F–40

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During 2006, we and DISH Network, together with NagraStar L.L.C., filed a Complaint for Declaratory Judgment in the United States District Court for the District of Delaware against Finisar that asks the Court to declare that we do not infringe, and have not infringed, any valid claim of the ‘505 patent. Finisar brought counterclaims against us, DISH Network and NagraStar alleging that we infringed the ‘505 patent. During April 2008, the Federal Circuit reversed the judgment against DirecTV and ordered a new trial. On remand, the District Court granted summary judgment in favor of DirecTV and during January 2010, the Federal Circuit affirmed the District Court’s grant of summary judgment, and dismissed the action with prejudice. Finisar then agreed to dismiss its counterclaims against us, DISH Network and NagraStar without prejudice. We also agreed to dismiss our Declaratory Judgment action without prejudice.

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company. BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046. The abstracts of the patents state that the claims are directed to the remote control of devices and appliances. Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., a subsidiary of ours, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (“the ‘362 patent”) and United States Patent No. 7,225,436 (“the ‘436 patent”). The ‘362 patent and the ‘436 patent relate to Java hardware acceleration. The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

F–41

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398. Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.

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

F–42

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two re-examination petitions before the Patent and Trademark Office.

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

F–43

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Oral argument on our appeal of the contempt ruling took place on November 2, 2009, before a three-judge panel of the Federal Circuit Court of Appeals. On March 4, 2010, the Federal Circuit affirmed the District Court’s contempt order in a 2-1 decision. On May 14, 2010, our petition for en banc review of that decision by the full Federal Circuit was granted and the opinion of the three-judge panel was vacated. Oral argument occurred on November 9, 2010. There can be no assurance that the full Federal Circuit will reverse the decision of the three-judge panel. Tivo has stated that it will seek additional damages for the period from June 2009 to the present.

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

Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit

F–44

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Total assets by segment have not been specified because the information is not available to the chief operating decision-maker. Under this definition, we operate two primary business units.

•

“Digital Set-Top Box” Business – which designs, develops and distributes digital set-top boxes and related products, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets. Our “Digital Set-Top Box” business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•

“Satellite Services” Business – which uses our ten owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers. We also use certain of our satellites to offer our ViP-TV service, which transports MPEG-4 IP encapsulated standard-definition and high-definition programming on behalf of telecommunications companies and rural cable operators.

F–45

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “All Other” category consists of revenue and net income (loss) from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.

	Digital Set-Top Box Business	Satellite Services Business	All Other	Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2010
Total revenue	$2,070,672	$262,022	$17,675	$—	$2,350,369
Total costs and expenses	(2,025,125)	(174,509)	(8,410)	—	(2,208,044)
Depreciation and amortization	113,675	94,943	20,293	—	228,911
Other	15,859	1,214	129,463	—	146,536

EBITDA (1)	175,081	183,670	159,021	—	517,772

Interest income	892	20	13,560	—	14,472
Interest expense, net of amounts capitalized	748	(15,977)	669	—	(14,560)
Income tax benefit (provision), net	(23,957)	(27,652)	(32,806)	—	(84,415)
Net income (loss)	39,089	45,118	120,151	—	204,358

Year Ended December 31, 2009
Total revenue	$1,709,670	$173,673	$20,216	$—	$1,903,559
Total costs and expenses	(1,732,295)	(155,372)	(11,000)	—	(1,898,667)
Depreciation and amortization	117,447	107,440	19,242	—	244,129
Other	(11,517)	92	437,766	—	426,341

EBITDA (1)	83,305	125,833	466,224	—	675,362

Interest income	1,066	—	25,375	—	26,441
Interest expense, net of amounts capitalized	(167)	(31,463)	(685)	—	(32,315)
Income tax benefit (provision), net	13,031	5,124	(78,810)	—	(60,655)
Net income (loss)	(20,212)	(7,946)	392,862	—	364,704

Year Ended December 31, 2008
Total revenue	$1,940,915	$189,166	$20,459	$(20)	$2,150,520
Total costs and expenses	(2,231,756)	(422,539)	(136,839)	20	(2,791,114)
Depreciation and amortization	104,903	141,701	17,593	—	264,197
Other	(18,736)	4	(398,327)	—	(417,059)

EBITDA (1)	(204,674)	(91,668)	(497,114)	—	(793,456)

Interest income	1,093	—	36,057	(2,456)	34,694
Interest expense, net of amounts capitalized	(641)	(31,241)	(2,483)	2,456	(31,909)
Income tax benefit (provision), net	117,900	100,922	(122,142)	—	96,680
Net income (loss)	(191,225)	(163,688)	(603,275)	—	(958,188)

(1)	EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the digital set-top box industry.

F–46

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table reconciles EBITDA to reported net income in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
EBITDA	$517,772	$675,362	$(793,456)
Interest expense, net	(88)	(5,874)	2,785
Income tax (provision) benefit, net	(84,415)	(60,655)	96,680
Depreciation and amortization	(228,911)	(244,129)	(264,197)

Net income (loss)	$204,358	$364,704	$(958,188)

Geographic Information and Transactions with Major Customers

Geographic Information. Revenues are attributed to geographic regions based upon the location where the goods and services are provided. North American revenue includes transactions with North American customers. All other revenue includes transactions with customers in Europe, Asia, South America and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the North American and other foreign locations.

	As of December 31,
Long-lived assets, including FCC authorizations:	2010	2009
	(In thousands)
North America	$1,457,208	$1,411,292
All other	41,356	43,516

Total	$1,498,564	$1,454,808

	For the Years Ended December 31,
Revenue:	2010	2009	2008
	(In thousands)
North America	$2,302,901	$1,845,839	$2,075,451
All other	47,468	57,720	75,069

Total	$2,350,369	$1,903,559	$2,150,520

F–47

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions with Major Customers. During the years ended December 31, 2010, 2009 and 2008, our revenue primarily included sales to three major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Total revenue:
DISH Network	$1,938,572	$1,547,989	$1,859,446
Bell TV	202,407	200,601	180,470
Dish Mexico	89,430	44,589	175
Other	119,960	110,380	110,429

Total revenue	$2,350,369	$1,903,559	$2,150,520

Percentage of total revenue:
DISH Network	82.5%	81.3%	86.5%

Bell TV	8.6%	10.5%	8.4%

Dish Mexico	3.8%	2.3%	0.0%

17.	Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2010, 2009 and 2008 are as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Recovery of Amounts Previously Reserved	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2010	$5,605	$3,801	$(129)	$(1,633)	$7,644
December 31, 2009	$7,182	$2,963	$(4,682)	$142	$5,605
December 31, 2008	$51	$6,432	$—	$699	$7,182

F–48

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.	Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2010:
Total revenue	$627,080	$603,049	$607,040	$513,200
Operating income (loss)	40,766	31,313	38,603	31,643
Net income (loss)	71,746	(41,477)	5,151	168,938
Basic income (loss) per share	$0.85	$(0.49)	$0.06	$1.98
Diluted income (loss) per share	$0.84	$(0.49)	$0.06	$1.98

Year ended December 31, 2009:
Total revenue	$479,547	$383,148	$482,932	$557,932
Operating income (loss)	(2,348)	(3,050)	(3,836)	14,126
Net income (loss)	(645)	101,814	293,940	(30,405)
Basic income (loss) per share	$(0.01)	$1.18	$3.45	$(0.37)
Diluted income (loss) per share	$(0.01)	$1.18	$3.45	$(0.37)

Year ended December 31, 2008:
Total revenue	$554,571	$483,340	$616,173	$496,436
Operating income (loss)	13,661	(2,389)	2,081	(653,947)
Net income (loss)	5,701	47,824	(307,930)	(703,783)
Basic income (loss) per share	$0.06	$0.53	$(3.43)	$(7.89)
Diluted income (loss) per share	$0.06	$0.53	$(3.43)	$(7.89)

19.	Related Party Transactions

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

F–49

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

“Equipment revenue – DISH Network”

Receiver Agreement. In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes and related accessories, and other equipment from us for a period ending January 1, 2012. The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. Additionally, we provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement. DISH Network may terminate the receiver agreement for any reason upon at least 60 days notice to us. We may terminate the receiver agreement if certain entities were to acquire DISH Network. The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.

“Services and other revenue – DISH Network”

Broadcast Agreement. In connection with the Spin-off, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012. DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us. If DISH Network terminates teleport services for a reason other than our breach, DISH Network is obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

Broadcast Agreement for Certain Sports Related Programming. During May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with its carriage of certain sports related programming. The term of this agreement is for ten years. If DISH Network terminates this agreement for a reason other than our breach, DISH Network is generally obligated to reimburse us for any direct costs we incur related to any such termination that they cannot reasonably mitigate. The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Agreements. In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases certain satellite capacity on certain satellites owned or leased by us. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease. The term of each of the leases is set forth below:

EchoStar III, VI, VIII and XII. DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII. The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In August 2010, DISH Network’s lease of EchoStar III terminated when it was replaced by EchoStar XV, which is owned by DISH Network.

F–50

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar IX. DISH Network leases certain satellite capacity from us on EchoStar IX. Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

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

Nimiq 5 Agreement. During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”). During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement. We and DISH Network are currently receiving service on 23 of these DBS transponders and will receive service on the remaining nine DBS transponders over a phase-in period that will be completed in 2012.

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

QuetzSat-1 Lease Agreement. During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite expected to be placed into service at the 77 degree orbital location during the second half of 2011. During 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us. The remaining eight DBS transponders on QuetzSat-1 are expected to be used by Dish Mexico.

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

F–51

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement. In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2012. The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin. DISH Network may terminate the TT&C agreement for any reason upon at least 60 days notice.

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

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

Meridian Lease Agreement. DISH Network leases all of 9601 S. Meridian Blvd. in Englewood, Colorado for a period ending on January 1, 2012 with a renewal option for one additional year.

Santa Fe Lease Agreement. DISH Network leases all of 5701 S. Santa Fe Dr. in Littleton, Colorado for a period ending on January 1, 2012 with a renewal option for one additional year.

EchoStar Data Networks Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona expired on January 1, 2010.

Product Support Agreement. In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all set-top boxes and related accessories that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such receivers and related accessories, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon at least 60 days notice. In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

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

F–52

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the services previously provided under the services agreement pursuant to the Professional Services Agreement as discussed below.

DISHOnline.com Services Agreement. Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network will receive certain services associated with an online video portal. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to us.

DISH Remote Access Services Agreement. Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network will receive, among other things, certain remote DVR management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

SlingService Services Agreement. Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network will receive certain place-shifting services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

International Programming Rights Agreement. DISH Network purchased certain international rights for sporting events from us included in “Services and other revenue – DISH Network” on the Consolidated Statements of Operations and Comprehensive Income (Loss), of which we only retain a certain portion.

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

The management services agreement automatically renewed on January 1, 2011 for an additional one-year period until January 1, 2012 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.

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

F–53

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Professional Services Agreement. During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (as discussed above, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from us (as discussed above, previously provided under the services agreement). The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

Other Agreements – DISH Network

Satellite Capacity Leased from DISH Network. During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I. The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease. During the year ended December 31, 2010, the amount of those fees included in “Cost of sales – services and other” on the Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $19 million. During the years ended December 31, 2009 and 2008, we did not lease satellite capacity from DISH Network on EchoStar I. The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

Packout Services Agreement. In connection with the Spin-off, we entered into a packout services agreement, whereby we had the right, but not the obligation, to engage a DISH Network subsidiary to package and ship satellite receivers to customers that are not associated with DISH Network or its subsidiaries. This agreement expired on January 1, 2010.

Remanufactured Receiver Agreement. In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. This agreement expires on January 1, 2012. We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to us. DISH Network may also terminate this agreement if certain entities acquire it. During the years ended December 31, 2010, 2009 and 2008,

F–54

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of $3 million, $7 million and $12 million, respectively.

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

Tivo. Because both we and DISH Network are defendants in the Tivo lawsuit, we and DISH Network are jointly and severally liable to Tivo for any final damages and sanctions that may be awarded by the District Court. DISH Network has agreed that it is obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit. We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution. We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement. We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.

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

Launch Service. During 2009, we assigned certain of our rights under a launch contract to DISH Network for its fair value of $103 million. We recorded the assignment of these rights at our net book value of $89 million and recorded the $14 million difference between our net book value and DISH Network’s purchase price as a capital transaction with DISH Network. The $103 million was received in the first quarter 2010.

Weather Related Programming Agreement. During May 2010, we and DISH Network entered into an agreement pursuant to which, among other things, we agreed to develop certain weather related programming and DISH Network received the right to distribute such programming. This agreement was terminated during June 2010. In July 2010, we sold our interest in the entity that held such weather related programming for $5 million.

Acquisition of Alta Wireless, Inc. and Sale of South.com, L.L.C. During October 2010, we purchased an additional equity interest in Alta Wireless, Inc. from another party for $2.8 million. This transaction increased our ownership in Alta Wireless, Inc. from 49.9% to 95%. Alta Wireless Inc. holds certain authorizations for local multipoint distribution service (“LMDS”) spectrum in the United States. Additionally, during October 2010, we and the same counterparty sold our respective interests in South.com, L.L.C. to DISH Network for $2 million and $3 million,

F–55

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively. South.com, L.L.C. holds certain authorizations for multichannel video and data distribution service (“MVDDS”) spectrum in the United States.

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

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Purchases:
Purchases from NagraStar	$18,557	$31,165	$46,712

	As of December 31,
	2010	2009
	(In thousands)
Amounts Payable and Commitments:
Amounts payable to NagraStar	$799	$3,683

Commitments to purchase from NagraStar	$4,934	$11,836

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”). Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. Subject to a number of conditions, we committed to provide $112 million of value over an initial ten year period in the form of cash, equipment and services, which was satisfied as of December 31, 2010.

F–56

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our transactions with Dish Mexico.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$80,910	$36,289	$—

Sales of satellite services	$8,520	$8,300	$175

	As of December 31,
	2010	2009
	(In thousands)
Receivable:
Amounts receivable from Dish Mexico	$2,296	$15,132

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia. We own 50% and have joint control of the joint venture. Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture. We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us. This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis. This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment. During the year ended December 31, 2010, we recorded a $14 million charge to fully impair this investment, which is included in “Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2010, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

20.	Subsequent Events

Agreement and Plan of Merger

On February 13, 2011, Hughes Communications, Inc., a Delaware corporation (“Hughes”), and the parent company of Hughes Network Systems, LLC (“HNS”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), EchoStar Satellite Services L.L.C., a Colorado limited liability company (“Satellite Services”), and Broadband Acquisition Corporation, a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Hughes (the “Merger”), with Hughes continuing as the surviving entity, which will become a wholly owned subsidiary of EchoStar.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of common stock, par value $0.001 per share (“Common Stock”), of Hughes (other than any Common Stock with respect to which appraisal rights have been duly exercised under Delaware law) will automatically be converted into the right to receive $60.70 in cash (without interest) and cancelled. The Merger Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9 1/2% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained.

F–57

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Each of the boards of directors of Hughes and Merger Sub approved the Merger Agreement and deemed it advisable and fair, and in the best interests of, their respective companies and stockholders, to enter into the Merger Agreement and to consummate the Merger and the transactions and agreements contemplated thereby. The board of directors of EchoStar approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, its stockholders to enter into the Merger Agreement and to consummate the transactions and agreements contemplated thereby.

The Merger is expected to close later this year, subject to certain closing conditions, including among others, (i) receiving the required approvals of Hughes’ stockholders, which approval was effected on February 13, 2011, by written consent of a majority of Hughes’ stockholders (the “Majority Stockholders’ Written Consents”), (ii) 20 business days having elapsed since the mailing to Hughes’ stockholders of the definitive information statement, with respect to such adoption of the Merger Agreement, in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, (iii) receiving certain government regulatory approvals, including approval by the FCC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of the consents required under certain export control laws, (iv) the absence of any order or injunction by a court of competent jurisdiction preventing the consummation of the Merger, and the absence of any action taken, or any law enacted, entered, enforced or made applicable to the Merger, by any governmental entity that makes the consummation of the Merger illegal or otherwise restrains, enjoins or prohibits the Merger, (v) the absence of any proceeding in which the Office of Communications of the United Kingdom seeks to prohibit or enjoin the Merger, (vi) the accuracy of the representations and warranties made by Hughes, EchoStar and Merger Sub, (vii) the performance, in all material respects, by each of Hughes, EchoStar and Merger Sub of all its respective obligations, agreements and covenants under the Merger Agreement, (viii) subject to certain customary exceptions, the absence of (a) a change or event that has a material adverse effect on the business, financial condition or results of operations of Hughes and its subsidiaries, taken as a whole or (b) any event, change, occurrence or effect that would prevent, materially delay or materially impede the performance by Hughes of its obligations under the Merger Agreement or the consummation of the transactions contemplated thereby, if not cured, in either case since February 13, 2011 and (ix) holders of shares of Common Stock representing in excess of 25% of the outstanding shares of Common Stock shall not have exercised (or if exercised, shall not have withdrawn prior to the commencement of the marketing period for the financing of the pending transaction) rights of dissent in connection with the Merger. The Merger Agreement clarifies that no party may rely on a failure of conditions to be satisfied if such party’s breach was the proximate cause of the failure.

The Merger Agreement contains customary representations, warranties and covenants of Hughes, EchoStar and Merger Sub. In particular, Hughes makes certain representations and warranties related to the business in which it operates, including with respect to its communications licenses; the health of its satellite currently in orbit and other related information; that there are no claims under coordination and concession agreements; the status of Hughes’ earth stations; and compliance with regulatory and export control laws. EchoStar and Merger Sub also make a representation that EchoStar and Satellite Services have sufficient financing in order to complete the Merger.

Hughes has agreed to various covenants in the Merger Agreement, including, among others, covenants (i) to use commercially reasonable efforts to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger, (ii) not to engage in certain kinds of transactions during this interim period and (iii) to cooperate and use commercially reasonable efforts to take all actions necessary to obtain all governmental and antitrust, FCC and regulatory approvals, subject to certain customary limitations. As noted above, EchoStar and Satellite Services represent and warrant in the Merger Agreement that at the closing of the Merger they will have access to sufficient funds to consummate the Merger and the other transactions contemplated by the Merger Agreement, and there is no closing condition related to them having procured such financing.

F–58

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Merger Agreement also contains a covenant pursuant to which Hughes has agreed, subject to certain customary exceptions described below, that it will not, and will cause its representatives not to, solicit, facilitate (including by providing information) or participate in any negotiations or discussions with any person relating to, any takeover proposal, as further described in the Merger Agreement. The Merger Agreement contains a “fiduciary-out” provision, which provides that, prior to the time the stockholders of Hughes have adopted and approved the Merger Agreement (which adoption and approval was obtained on February 13, 2011 pursuant to the Majority Stockholders’ Written Consents), the board of directors of Hughes may engage with alternative purchasers, change its recommendation to Hughes’ stockholders or enter into a definitive agreement with respect to an unsolicited acquisition proposal, only if the board of directors of Hughes has determined in good faith (a) that failure to take such action is likely to be inconsistent with the board’s fiduciary duties, and (b) that the acquisition proposal constitutes a “Superior Proposal.” However, as Hughes’ stockholders have approved and adopted the Merger Agreement pursuant to a written stockholders’ consent, the “fiduciary-out” provision no longer provides an exception to the non-solicitation obligations described in this paragraph.

The Merger Agreement also contains a covenant pursuant to which EchoStar or the surviving entity must indemnify officers, directors and employees of Hughes and its subsidiaries for a period of six years following the closing of the Merger for all liabilities or claims related to their service or employment with Hughes or its subsidiaries occurring prior to the closing of the Merger. This covenant further requires EchoStar to keep in place Hughes’ directors and officers liability and fiduciary liability insurance policies in effect at the closing, or purchase a “tail policy” offering similar coverage unless Hughes purchases such a policy prior to closing.

The Merger Agreement contains certain termination rights for both Hughes and EchoStar. In addition to certain termination rights related to breaches of the agreement or actions taken by Hughes with respect to alternative transactions, so long as the failure of the terminating party to comply with its obligations is not the cause for delay in closing, each of EchoStar and Hughes has the right to terminate the Merger Agreement unilaterally if the Merger has not closed by a date nine months from the execution of the Merger Agreement. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, Hughes may be required to pay EchoStar a termination fee of $45 million.

The Merger Agreement also contains termination and other rights related to the occurrence of certain reductions in performance or total loss of Hughes’ satellite currently in orbit, and certain waivers increasing risks associated with construction, launch or operation of Hughes’ satellite currently under construction (a “Material Satellite Event”). Upon a Material Satellite Event, EchoStar is entitled to terminate the Merger Agreement until 60 days after Hughes provides a written plan describing its intended response (the “Mitigation Plan”). If EchoStar has not provided written consent to the Mitigation Plan 30 days after delivery, Hughes can then terminate the Merger Agreement. In addition, from the date of any Material Satellite Event until EchoStar’s approval of the Mitigation Plan, Hughes will also be required to provide EchoStar with daily reports of customer complaints and subscriber cancellations.

The representations, warranties and covenants contained in the Merger Agreement were made by the parties thereto only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts (such disclosures include information that has been included in Hughes’ public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third party beneficiaries under the Merger Agreement (except for the right of Hughes’ stockholders to receive the transaction consideration from and after the consummation of the Merger) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Hughes or EchoStar or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants

F–59

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Hughes’ public disclosures.

EchoStar and Satellite Services have obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing, in each case from Deutsche Bank AG Cayman Islands Branch in connection with the pending transaction. These funds, in addition to existing cash balances, will be sufficient to finance the cash consideration to Hughes stockholders and to refinance certain existing Hughes debt. In addition to certain other conditions, the commitment of these funds is contingent on the closing of the transaction. The funding of the financing commitment is not a condition to the transaction or to the obligations of EchoStar or Merger Sub under the Merger Agreement.

F–60