Form 10-Q
period 2011-03-31
EchoStar CORP
filed 2011-05-02
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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

As of April 20, 2011, the registrant’s outstanding common stock consisted of 38,470,471 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  We currently depend on DISH Network Corporation (“DISH Network”), Bell TV and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) for substantially all of our revenue.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes and/or other products or services to, DISH Network, Bell TV or Dish Mexico would significantly reduce our revenue and adversely impact our results of operations.  In addition, the loss of, or a significant reduction in, orders from, or a decrease in selling price of transponder leasing and/or providing digital broadcast operations to, DISH Network would also significantly reduce our revenue and adversely impact our results of operations.

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

ii

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

•                  Stockholders of Hughes have filed purported class action lawsuits challenging the merger, and are seeking, among other things, injunctive relief to enjoin the consummation of the merger.

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.  We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the Securities and Exchange Commission (“SEC”).

In this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.  “DISH Network” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$121,596	$141,814
Marketable investment securities	1,018,140	989,086
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	250,050	238,997
Trade accounts receivable - other, net of allowance for doubtful accounts of $8,988 and $7,644, respectively	43,336	42,247
Inventory	30,063	30,433
Other current assets	117,503	92,890
Total current assets	1,580,688	1,535,467

Noncurrent Assets:
Restricted cash and marketable investment securities	17,426	17,426
Property and equipment, net of accumulated depreciation of $1,807,582 and $1,766,290, respectively	1,276,352	1,263,303
FCC authorizations	69,810	69,810
Intangible assets, net	160,579	165,451
Marketable and other investment securities	752,836	725,588
Other noncurrent assets, net	64,330	64,975
Total noncurrent assets	2,341,333	2,306,553
Total assets	$3,922,021	$3,842,020

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable - other	$169,073	$145,203
Trade accounts payable - DISH Network	21,854	14,155
Accrued royalties	16,334	20,199
Accrued expenses and other	73,295	62,079
Deferred tax liabilities	63,890	64,121
Current portion of long-term debt and capital lease obligations	54,675	53,060
Total current liabilities	399,121	358,817

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	354,534	359,825
Deferred tax liabilities	79,031	75,840
Other long-term liabilities	35,316	34,348
Total long-term obligations, net of current portion	468,881	470,013
Total liabilities	868,002	828,830

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 43,664,136 and 43,103,166 shares issued, 38,131,818 and 37,570,848 shares outstanding, respectively	44	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,329,160	3,311,405
Accumulated other comprehensive income (loss)	194,896	188,982
Accumulated earnings (deficit)	(371,962)	(389,126)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,054,024	3,013,190
Noncontrolling interest	(5)	—
Total stockholders’ equity (deficit)	3,054,019	3,013,190
Total liabilities and stockholders’ equity (deficit)	$3,922,021	$3,842,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:
Equipment revenue - DISH Network	$272,126	$385,848
Equipment revenue - other	65,909	111,703
Services and other revenue - DISH Network	121,207	115,060
Services and other revenue - other	20,584	14,469
Total revenue	479,826	627,080

Costs and Expenses:
Cost of sales - equipment	293,384	422,208
Cost of sales - services and other (exclusive of depreciation shown below - Note 6)	61,460	57,433
Research and development expenses (exclusive of depreciation shown below - Note 6)	8,859	12,234
Selling, general and administrative expenses (exclusive of depreciation shown below - Note 6)	44,772	32,631
General and administrative expenses - DISH Network (exclusive of depreciation shown below - Note 6)	3,489	4,159
Depreciation and amortization (Note 6)	57,014	57,649
Total costs and expenses	468,978	586,314

Operating income (loss)	10,848	40,766

Other Income (Expense):
Interest income	2,677	1,846
Interest expense, net of amounts capitalized	462	(11,595)
Unrealized and realized gains (losses) on marketable investment securities and other investments	665	(537)
Unrealized gains (losses) on investments accounted for at fair value, net	3,304	65,828
Other, net	6,991	(1,671)
Total other income (expense)	14,099	53,871

Income (loss) before income taxes	24,947	94,637
Income tax (provision) benefit, net	(7,788)	(22,891)
Net income (loss)	17,159	71,746
Less: Net income (loss) attributable to noncontrolling interest	(5)	—
Net income (loss) attributable to EchoStar common shareholders	$17,164	$71,746

Comprehensive Income (Loss):
Net income	$17,159	$71,746
Foreign currency translation adjustments	(192)	(390)
Unrealized holding gains (losses) on available-for-sale securities	6,771	26,669
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(665)	—
Comprehensive income (loss)	23,073	98,025
Less: Comprehensive income (loss) attributable to noncontrolling interest	(5)	—
Comprehensive income (loss) attributable to EchoStar common shareholders	$23,078	$98,025

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,466	84,855
Diluted	92,331	84,933

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.20	$0.85
Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.19	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$17,159	$71,746
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	57,014	57,649
Equity in losses (earnings) of affiliates	(5,008)	1,690
Unrealized and realized (gains) losses on marketable investment securities and other investments	(665)	537
Unrealized (gains) losses on investments accounted for at fair value, net	(3,304)	(65,828)
Non-cash, stock-based compensation	2,981	4,242
Deferred tax expense (benefit)	1,759	(8,820)
Other, net	353	2,184
Change in noncurrent assets	1,570	1,122
Changes in current assets and current liabilities, net	21,313	(35,646)
Net cash flows from operating activities	93,172	28,876

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(551,508)	(570,308)
Sales and maturities of marketable investment securities	488,781	642,418
Purchases of property and equipment	(39,140)	(32,492)
Launch service assigned to DISH Network (Note 13)	—	102,913
Purchase of strategic investments included in marketable and other investment securities	(27,775)	(18,601)
Proceeds from sale of strategic investments	15,437	—
Other, net	51	(200)
Net cash flows from investing activities	(114,154)	123,730

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(13,019)	(12,845)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	14,153	524
Other	694	—
Net cash flows from financing activities	1,828	(12,321)

Effect of exchange rates on cash and cash equivalents	(1,064)	—

Net increase (decrease) in cash and cash equivalents	(20,218)	140,285
Cash and cash equivalents, beginning of period	141,814	23,330
Cash and cash equivalents, end of period	$121,596	$163,615

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$11,716	$11,422
Capitalized interest	$9,050	$—
Cash received for interest	$4,693	$2,803
Cash paid for income taxes	$474	$8,481
Satellites and other assets financed under capital lease obligations	$9,343	$47,808
Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$—	$34,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Recent Developments

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”).  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash.  The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9½% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained.  As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced.  The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, including approval by the FCC.  The Hughes Agreement contains certain termination rights for both Hughes and us.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value of Financial Instruments

As of March 31, 2011 and 2010, the carrying value of our cash and cash equivalents; current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts; current liabilities and long-term debt is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

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

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar common shareholders	$17,164	$71,746

Weighted-average common shares outstanding - Class A and B common stock:
Basic	85,466	84,855
Dilutive impact of stock awards outstanding	6,865	78
Diluted	92,331	84,933

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.20	$0.85
Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.19	$0.84

As of March 31, 2011 and 2010, there were stock awards to purchase 2.3 million and 5.2 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a performance based stock incentive plan is contingent upon meeting a certain company goal which is not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2011	2010
	(In thousands)
Performance based options	689	716
Restricted Performance Units	92	98
Total	781	814

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$546,420	$395,715
Current marketable investment securities - strategic	239,503	232,718
Current marketable investment securities - other	232,217	360,653
Total marketable investment securities - current	1,018,140	989,086
Restricted marketable investment securities (1)	1,987	1,337
Total	1,020,127	990,423

Restricted cash and cash equivalents (1)	15,439	16,089

Marketable and other investment securities - noncurrent:
Cost method	3,097	3,097
Equity method	116,575	109,366
Fair value method	633,164	613,125
Total marketable and other investment securities - noncurrent	752,836	725,588
Total marketable investment securities, restricted cash and other investment securities	$1,788,402	$1,732,100

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio depends on those issuers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Marketable and Other Investment Securities — Cost and Equity

Non-majority owned investments in equity securities are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of an investee.  However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2011 and December 31, 2010, we had accumulated net unrealized gains of $194 million and $188 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against any net deferred tax assets that are capital in nature. The components of our available-for-sale investments are detailed in the table below.

	As of March 31, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$546,420	$—	$—	$—	$395,715	$—	$—	$—
Other (including restricted)	248,461	690	(16)	674	375,814	1,154	(233)	921
Equity securities:
Other	225,246	193,097	—	193,097	218,894	186,745	—	186,745
Total marketable investment securities	$1,020,127	$193,787	$(16)	$193,771	$990,423	$187,899	$(233)	$187,666

As of March 31, 2011, restricted and non-restricted marketable investment securities include debt securities of $795 million with contractual maturities of one year or less and none with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

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

	Primary	As of March 31, 2011
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$33,096	$15,389	$(8)	$—	$—	$17,707	$(8)
Total		$33,096	$15,389	$(8)	$—	$—	$17,707	$(8)

	Primary	As of December 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)
Total		$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our assets measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$546,420	$—	$546,420	$—	$395,715	$—	$395,715	$—
Other (including restricted)	248,461	—	248,461	—	375,814	—	375,814	—

Equity securities	225,246	225,246	—	—	218,894	218,894	—	—

Marketable and other investment securities - noncurrent	633,164	3,450	—	629,714	613,125	4,170	—	608,955

Total assets at fair value	$1,653,291	$228,696	$794,881	$629,714	$1,603,548	$223,064	$771,529	$608,955

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$608,955
Purchases	20,759
Balance as of March 31, 2011	$629,714

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$665	$—
Marketable and other investment securities - other-than-temporary impairments	—	(537)
Total unrealized and realized gains (losses) on marketable investment securities and other investments	$665	$(537)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Investments in TerreStar

We account for our investments in TerreStar Corporation (“TerreStar Corporation”) and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting which we believe provides more meaningful information to our investors.  TerreStar Networks is the principal operating subsidiary of TerreStar Corporation.  TerreStar Networks and TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. (together, the “TSC Debtors”), filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.

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

In February 2008, we also entered into a Spectrum Agreement with TerreStar Corporation, under which, in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us.  We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in February 2008, in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks.  As of March 31, 2011, we were owed $46 million by TerreStar Networks under the terms of this credit agreement.

In connection with the filings by TerreStar Networks and certain of its affiliates (other than TerreStar Corporation) (the “Debtors”) for protection under Chapter 11 of the U.S. Bankruptcy Code and an ancillary proceeding under the Companies’ Creditors Arrangement Act in Canada, on October 19, 2010, we entered into a commitment to provide a debtor-in-possession credit facility (the “Credit Facility”) to the Debtors.  On November 18, 2010, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the Credit Facility on a final basis and authorized the Debtors to enter into the Credit Facility.  The Credit Facility consists of a non-revolving, multiple draw term loan in the aggregate principal amount of $75 million, with drawings subject to the terms and conditions set forth in the Credit Facility.  As of March 31, 2011, we had funded $44 million to the Debtors under this Credit Facility which is included in “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.

Our debt investments in TerreStar Networks had a fair value of $647 million and $626 million as of March 31, 2011 and December 31, 2010, respectively, including accrued interest of $17 million in each period.  Our equity investments in TerreStar Corporation had a fair value of $3 million and $4 million as of March 31, 2011 and December 31, 2010, respectively.  Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the three months ended March 31, 2011 and 2010, we recorded a $3 million gain and a $66 million gain on these investments, respectively.

On November 19, 2010, we entered into an agreement with the Debtors (the “Restructuring Support Agreement”) pursuant to which we committed to (i) support the Debtors’ proposed plan of reorganization and (ii) backstop a rights offering for preferred shares of TerreStar Networks, which rights offering was to be completed upon the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Debtors’ emergence from bankruptcy, on the terms set forth in the Restructuring Support Agreement.  The Bankruptcy Court approved the Restructuring Support Agreement on December 22, 2010.

On February 15, 2011, the Restructuring Support Agreement was terminated by mutual agreement of the parties.  TerreStar Networks has proposed holding a sale of substantially all of its assets pursuant to Section 363 of the Bankruptcy Code.  It is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy.

Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility.  The value of our investments in TerreStar Networks is determined using Level 3 inputs under the fair value hierarchy.  In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques.  The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors.  We are continuing to evaluate the effect of developments in the Debtors’ and TerreStar Corporation’s Chapter 11 cases on the fair value of our investment in TerreStar Networks and TerreStar Corporation.  In particular, as a result of the termination of the Restructuring Support Agreement on February 15, 2011 and the on-going bankruptcy process, the fair value of our investments in TerreStar Networks could be significantly impacted.  For example, a hypothetical 10% adverse change in the price of these debt instruments would result in a decrease of approximately $63 million in the fair value of these investments.

On January 14, 2011, TerreStar Corporation filed a Form 15, terminating the registration of its common stock and Series A Voting Convertible Preferred Stock under Section 12(g) of the Securities Exchange Act of 1934 and suspending its obligations to file reports with the Securities and Exchange Commission (other than with respect to its fiscal year ended December 31, 2010).

We report the following TerreStar Corporation financial information on a one-quarter lag as TerreStar Corporation was a public company but not a “large accelerated filer,” as defined by the SEC.  As such, the statements of operations data, shown below, includes the three months ended December 31 for each respective period presented.  We rely on TerreStar Corporation’s management to provide us with accurate summary financial information, including portions of the information shown below.  We are not aware of any errors in, or possible misstatements of, the financial information provided to us that would have a material effect on our Condensed Consolidated Financial Statements.  The following table provides summarized financial information from TerreStar Corporation:

	For the Three Months
	Ended December 31,
Statements of Operations Data (unaudited):	2010	2009
	(In thousands)
Revenue	$6,000	$2,384
Operating expenses	$2,220	$44,068
Net income (loss) from continuing operations	$(168)	$(58,999)
Net income (loss)	$(168)	$(58,999)
Net income (loss) available to common stockholders	$(168)	$(63,408)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

5.              Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Finished goods	$15,606	$21,084
Raw materials	8,567	6,819
Work-in-process	5,890	2,530
Total inventory	$30,063	$30,433

6.              Property and Equipment

Depreciation and Amortization Expense

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Satellites	$23,125	$24,536
Furniture, fixtures, equipment and other	25,377	23,242
Identifiable intangible assets subject to amortization	6,869	8,264
Buildings and improvements	1,643	1,607
Total depreciation and amortization	$57,014	$57,649

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense related to satellites or equipment leased to customers.

“Construction in process” consists of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
QuetzSat-1	$161,515	$162,947
EchoStar XVI	147,002	100,312
Other	71,422	93,958
Buildings and improvements	31,262	19,291
Uplinking equipment	7,744	11,933
Other	7,955	4,657
Construction in process	$426,900	$393,098

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

Prior to 2011, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry insurance for any of the in-orbit satellites that we use, and therefore we will bear the risk of any in-orbit failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar VIII.  EchoStar VIII was designed to operate 32 direct broadcast satellite (“DBS”) transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011.  In January 2011, the satellite experienced an anomaly, which temporarily disrupted electrical power to some components, causing an interruption of broadcast service.  In addition, one of the two central processing units used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During the first quarter of 2010, SES World Skies notified us that AMC-16 had experienced a solar-power anomaly which caused a power loss further reducing its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  Effective in March 2010, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $35 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7.              Intangible Assets

As of March 31, 2011 and December 31, 2010, our identifiable intangibles subject to amortization consisted of the following:

	As of
	March 31, 2011		December 31, 2010
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$190,566	$(112,519)	$190,566	$(108,361)
Customer relationships	25,027	(23,955)	23,632	(23,605)
Technology-based (1)	100,182	(37,395)	118,305	(35,086)
Trademark portfolio	2,491	(125)	—	—
Total	$318,266	$(173,994)	$332,503	$(167,052)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to 20 years.  Amortization was $7 million and $8 million during the three months ended March 31, 2011 and 2010, respectively.

Estimated future amortization of our identifiable intangible assets as of March 31, 2011 is as follows (in thousands):

For the Years Ended December 31,
2011 (remaining nine months)	$20,348
2012	23,690
2013	23,685
2014	22,475
2015	17,843
Thereafter (1)	36,231
Total	$144,272

(1)  On December 31, 2010, we acquired certain assets of Move Networks, Inc. which included in-process research and development (“R&D”).  In-process R&D assets acquired in a business combination initially are considered indefinite-lived assets until either the completion or abandonment of the associated R&D efforts.  Upon the successful completion of the development process, we will commence amortization of the balance over the estimated useful life of the project.  For purposes of the amortization table, we included the entire in-process R&D balance of $26 million in the category labeled thereafter until such time that the R&D efforts are finalized or abandoned.

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization.  We had $16 million of goodwill as of March 31, 2011 associated with various acquisitions.

8.              Long-Term Debt and Capital Lease Obligations

Capital Lease Obligations

As of March 31, 2011 and December 31, 2010, we had $547 million and $535 million capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $275 million and $268 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Depreciation expense - capital leases	$7,006	$8,418

The following satellites are accounted for as capital leases and depreciated over the terms of the respective satellite service agreements.

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

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of March 31, 2011 are as follows (in thousands):

For the Years Ended December 31,
2011 (nine months remaining)	$90,086
2012	119,691
2013	119,295
2014	113,951
2015	46,130
Thereafter	394,680
Total minimum lease payments	883,833
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(262,401)
Net minimum lease payments	621,432
Less: Amount representing interest	(218,749)
Present value of net minimum lease payments	402,683
Less: Current portion	(53,925)
Long-term portion of capital lease obligations	$348,758

9.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2011, we had outstanding under these plans stock options to acquire 8.7 million shares of our Class A common stock and 0.1 million restricted stock units.  Stock options granted prior to and on March 31, 2011 were granted with exercise

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2011, we had 5.4 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of March 31, 2011, the following stock awards were outstanding:

	As of March 31, 2011
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	7,728,868	46,715	3,333,276	233,624
Held by DISH Network employees	946,546	58,484	N/A	N/A
Total	8,675,414	105,199	3,333,276	233,624

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Three Months
	Ended March 31, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,795,373	$23.24
Granted	1,540,000	$37.85
Exercised	(622,239)	$24.89
Forfeited and cancelled	(37,720)	$25.84
Total options outstanding, end of period	8,675,414	$25.70
Performance based options outstanding, end of period (1)	688,800	$25.37
Exercisable at end of period	2,749,127	$25.56

(1)  These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a performance based stock incentive plan.  Vesting of these stock options is contingent upon meeting a certain company goal which is not yet probable of being achieved.  See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the three months ended March 31, 2011 and 2010 as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$2,170	$700

Based on the closing market price of our Class A common stock on March 31, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$105,381	$33,795

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Three Months
	Ended March 31, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	107,249	$27.33
Granted	—	$—
Vested	—	$—
Forfeited and cancelled	(2,050)	$27.05
Total restricted stock units outstanding, end of period	105,199	$27.34
Restricted Performance Units outstanding, end of period (1)	91,974	$26.69

(1)  These Restricted Performance Units, which are included in the caption “Total restricted stock units outstanding, end of period,” were issued pursuant to a performance based stock incentive plan.  Vesting of these Restricted Performance Units is contingent upon meeting a certain company goal which is not yet probable of being achieved.  See discussion of the 2005 LTIP below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2011, this assessment could change at any time.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the three months ended March 31, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,334	$13,020
EchoStar awards held by EchoStar employees	3,395	2,544
Total	$20,729	$15,564

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Of the 8.7 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of March 31, 2011, the following awards were outstanding pursuant to the 2005 LTIP:

	As of March 31, 2011
	Number of Awards	Weighted- Average Exercise Price
Stock options	688,800	$25.37
Restricted Performance Units	91,974
Total	780,774

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Research and development expenses	$603	$1,157
Selling, general and administrative expenses	2,378	3,085
Total non-cash, stock-based compensation	$2,981	$4,242

As of March 31, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $46 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.3% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three months ended March 31, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2011	2010
Risk-free interest rate	2.57%	2.97%
Volatility factor	34.68%	31.00%
Expected term of options in years	6.0	6.1
Weighted-average fair value of options granted	$14.42	$7.38

We do not currently intend to pay dividends on our common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model is set at zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

10.       Acquisitions

The business combination accounting standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at “full fair value.”  This guidance broadens the scope of what qualifies as a business combination to include in many instances development stage entities.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

When we acquire a business we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques.  These techniques can include the market approach, income approach and/or cost approach.

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.

Acquisition of Move Networks

On December 31, 2010, we acquired certain assets of Move Networks, Inc. for $45 million, of which $2.25 million was placed into escrow for certain potential contingencies.  These assets include patented technology that enables the adaptive delivery of video content via the Internet which will allow us to expand our portfolio of advanced technologies serving cable, satellite, telecommunications companies and IPTV video providers.  This transaction was accounted for as a business combination.  The preliminary allocation of the purchase price is in the table below.

Purchase Price
Allocation
(In thousands)
In-process R&D	$26,482
Property and equipment	7,213
Goodwill	6,457
Other intangibles	4,271
Accounts receivable	535
Other current	33
Total purchase price	$44,991

The transaction did not have an impact on our results of operations for the year ended December 31, 2010 and would not have materially impacted our results of operations for 2010 had the transaction occurred on January 1, 2010.  Furthermore, the transaction would not have had a material impact on our results of operations for the comparable period in 2009 or 2008 had the transaction occurred on January 1, 2009 or January 1, 2008, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

11.       Commitments and Contingencies

Commitments

Purchase Obligations.  Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  Our purchase obligations which are primarily related to the manufacturing of digital set-top boxes and related components increased from $288 million as of December 31, 2010 to $361 million as of March 31, 2011.  These purchase obligations will be paid during 2011.

Satellite-Related Obligations

Satellites Under Construction.  As of March 31, 2011, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years.

•                  QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  QuetzSat-1 is expected to be launched during the second half of 2011 and will operate at the 77 degree orbital location.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.  The expected future payments related to QuetzSat-1 are $287 million.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  The expected future payments related to EchoStar XVI are $137 million, including the launch contract which was previously assigned to CMBStar.

Contingencies

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the ‘362 patent) and United States Patent No. 7,225,436 (the ‘436 patent).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

TiVo

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, Sling Media, Inc. and EchoStar Technologies L.L.C., two of our subsidiaries, and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”

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

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported net income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Digital	Satellite
	Set-Top Box	Services	All		Consolidated
For the Three Months Ended March 31, 2011	Business	Business	Other	Eliminations	Total
	(In thousands)
Total revenue	$405,383	$67,861	$6,582	$—	$479,826
EBITDA (1)	27,869	44,739	6,219	—	78,827
Interest expense, net	549	(68)	2,658	—	3,139
Income tax benefit (provision), net	97	(7,995)	110	—	(7,788)
Depreciation and amortization	(26,651)	(23,625)	(6,738)	—	(57,014)
Net income (loss) attributable to EchoStar common shareholders	$1,864	$13,051	$2,249	$—	$17,164

For the Three Months Ended March 31, 2010
Total revenue	$559,268	$63,557	$4,255	$—	$627,080
EBITDA (1)	44,893	46,492	70,650	—	162,035
Interest expense, net	(14)	(11,561)	1,826	—	(9,749)
Income tax benefit (provision), net	(6,687)	(3,869)	(12,335)	—	(22,891)
Depreciation and amortization	(27,704)	(25,110)	(4,835)	—	(57,649)
Net income (loss) attributable to EchoStar common shareholders	$10,488	$5,952	$55,306	$—	$71,746

(1)                                  EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the digital set-top box industry.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

	As of
	March 31,	December 31,
Long-lived assets, including FCC authorizations:	2011	2010
	(In thousands)
North America	$1,494,495	$1,457,208
All other	12,246	41,356
Total	$1,506,741	$1,498,564

	For the Three Months
	Ended March 31,
Revenue:	2011	2010
	(In thousands)
North America	$472,309	$616,222
All other	7,517	10,858
Total	$479,826	$627,080

Transactions with Major Customers.  During the three months ended March 31, 2011 and 2010, our revenue primarily included sales to three major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Total revenue:
DISH Network	$393,333	$500,908
Bell TV	41,402	73,312
Dish Mexico	11,477	28,320
Other	33,614	24,540
Total revenue	$479,826	$627,080

Percentage of total revenue:
DISH Network	82.0%	79.9%
Bell TV	8.6%	11.7%
Dish Mexico	2.4%	4.5%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

with its carriage of certain sports related programming.  The term of this agreement is for ten years.  If DISH Network terminates this agreement for a reason other than our breach, DISH Network is generally obligated to reimburse us for any direct costs we incur related to any such termination that it cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

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

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the second half of 2012.

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

Nimiq 5 Agreement.  During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and DISH Network are currently receiving service on 24 of these DBS transponders and will receive service on the remaining eight DBS transponders over a phase-in period that will be completed in 2012.

Under the terms of the DISH Telesat Agreement, DISH Network makes certain monthly payments to us that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

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

Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all set-top boxes and related accessories that our subsidiaries have

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by the Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the transition services agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (as discussed above, previously provided under the satellite procurement agreement) and receive logistics, procurement and quality assurance services from us (as discussed above, previously provided under the services agreement).  The professional services agreement expires on January 1, 2012, but renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the three months ended March 31, 2011 and 2010, the amount of those fees included in “Cost of sales — services and other” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $6 million and $2 million, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  This agreement expires on January 1, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  During the three months ended March 31, 2011 and 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of less than $1 million and $1 million, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 for further discussion.

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

Acquisition of Alta Wireless, Inc. and Sale of South.com, L.L.C.  During October 2010, we purchased an additional equity interest in Alta Wireless, Inc. from another party for $2.8 million.  This transaction increased our ownership in Alta Wireless, Inc. from 49.9% to 95%.  Alta Wireless Inc. holds certain authorizations for local multipoint distribution service (“LMDS”) spectrum in the United States.  Additionally, during October 2010, we and the same counterparty sold our respective interests in South.com, L.L.C. to DISH Network for $2 million and $3 million, respectively.  South.com, L.L.C. holds certain authorizations for multichannel video and data distribution service (“MVDDS”) spectrum in the United States.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Purchases from NagraStar	$1,795	$2,820

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Amounts payable to NagraStar	$955	$799
Commitments to purchase from NagraStar	$7,785	$4,934

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes our transactions with Dish Mexico.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$9,347	$26,190
Sales of satellite services	$2,130	$2,130

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Amounts receivable from Dish Mexico	$2,450	$2,296

Related Party Transactions with a Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  During 2010, we recorded a $14 million charge to fully impair this investment.  As of March 31, 2011, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

14.       Subsequent Events

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings – TiVo Inc.”

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network will be dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network will be responsible for the initial payment to TiVo, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for approximately 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, solely to design and make certain DVR-enabled products for DISH Network and two international customers, including rights for those customers to import, use, and sell those products and authorize the use of those products by their subscribers.  The license also covers all future use of products that subscribers of DISH Network and those customers put into use before the settlement was entered into, including as updated in the future.  We granted TiVo a license under certain DVR-related patents held by us for TiVo-branded, co-branded or ingredient branded products.

We and DISH Network, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both we and DISH Network were defendants in the TiVo lawsuit, we and DISH Network were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court. As previously disclosed, DISH Network agreed that it was obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses – DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that we are responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by us.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q, under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate two primary business units:  the “Digital Set-Top Box” business and the “Satellite Services” business.

“Digital Set-Top Box” Business

Our “Digital Set-Top Box” business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content anywhere in the world via a broadband Internet connection.  Most of our digital set-top boxes are sold to DISH Network Corporation (“DISH Network”), but we also sell a significant number of digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and other international customers.

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

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended March 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

The impact to us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

HD receivers and HD DVRs, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology or Slingbox placeshifting technology.  However, there can be no assurance that any of these factors will mitigate any decreases in subscriber growth at DISH Network.  In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

“Satellite Services” Business

Our satellite services segment uses our ten owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our “Satellite Services” business.  Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.

While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  Possible adverse effects on the “Digital Set-Top Box” business from DISH Network’s higher than normal inventory balance of digital set-top boxes and related components and fewer gross subscriber additions, as previously disclosed, are not expected to materially impact the revenue generated within the “Satellite Services” segment in the near term.

During September 2009, we entered into a ten-year satellite service agreement with DISH Network for capacity on the Nimiq 5 satellite.  Pursuant to this agreement, DISH Network will receive service from us on all 32 of the direct broadcast satellite (“DBS”) transponders covered by our satellite service agreement with Telesat.  DISH Network is currently receiving service on 24 of these DBS transponders and will receive service on the remaining eight DBS transponders over a phase-in period that will be completed in 2012.

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

International DTH Platforms

During 2008, we entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We sold $9 million of digital set-top boxes and related accessories and $2 million of satellite services to Dish Mexico during the three months ended March 31, 2011.

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

Hughes Merger

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”).  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash.  The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9½% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained.  As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced.  The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, including approval by the FCC.  The Hughes Agreement contains certain termination rights for both Hughes and us.

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

Recent Developments

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the Securities and Exchange Commission, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s United States Patent No. 6,233,389 (the ‘389 patent) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo.  The settlement resolves all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network digital video recorders, or DVRs, which litigation is described in our periodic reports filed with the Securities and Exchange Commission including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network will be dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network will be responsible for the initial payment to TiVo, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for approximately 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, solely to design and make certain DVR-enabled products for DISH Network and two international customers, including rights for those customers to import, use, and sell those products and authorize the use of those products by their subscribers.  The license also covers all future use of products that subscribers of DISH Network and those customers put into use before the settlement was entered into, including as updated in the future.  We granted TiVo a license under certain DVR-related patents held by us for TiVo-branded, co-branded or ingredient branded products.

We and DISH Network, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both we and DISH Network were defendants in the TiVo lawsuit, we and DISH Network were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court. As previously disclosed, DISH Network agreed that it was obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We contributed an amount equal to our $5 million intellectual property liability limit under the Receiver Agreement, and during 2009, we recorded a charge included in “General and administrative expenses — DISH Network” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for this amount to reflect this contribution.  We and DISH Network have further agreed that our $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the Receiver Agreement.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that we are responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by us.

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations, to fund our investment needs.  Since we depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended March 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Risks

Our profitability is affected by our noncurrent marketable investment securities portfolio as of March 31, 2011 of $753 million, of which $633 million was accounted for at fair value and represented our investments in TerreStar Corporation and TerreStar Networks.  The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the three months ended March 31, 2011 and 2010, we recorded a $3 million gain and a $66 million gain on these investments, respectively.  TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.  Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience significant volatility.  The value of our investments in TerreStar Networks is determined using Level 3 inputs under the fair value hierarchy.  In estimating those fair values, we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models, which include the use of option pricing and discounted cash flow techniques.  The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors.  We are continuing to evaluate the effect of developments in the bankruptcy cases on the fair value of our investment in TerreStar Networks and TerreStar Corporation.  In particular, as a result of the termination of the restructuring support agreement with TerreStar Networks and certain

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of its affiliates on February 15, 2011 and the on-going bankruptcy process, the fair value of our investments in TerreStar Networks could be significantly impacted.  For example, a hypothetical 10% adverse change in the price of these debt instruments would result in a decrease of approximately $63 million in the fair value of these investments.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$272,126	$385,848	$(113,722)	(29.5)
Equipment revenue - other	65,909	111,703	(45,794)	(41.0)
Services and other revenue - DISH Network	121,207	115,060	6,147	5.3
Services and other revenue - other	20,584	14,469	6,115	42.3
Total revenue	479,826	627,080	(147,254)	(23.5)

Costs and Expenses:
Cost of sales - equipment	293,384	422,208	(128,824)	(30.5)
% of Total equipment revenue	86.8%	84.9%
Cost of sales - services and other	61,460	57,433	4,027	7.0
% of Total services and other revenue	43.3%	44.3%
Research and development expenses	8,859	12,234	(3,375)	(27.6)
% of Total revenue	1.8%	2.0%
Selling, general and administrative expenses	48,261	36,790	11,471	31.2
% of Total revenue	10.1%	5.9%
Depreciation and amortization	57,014	57,649	(635)	(1.1)
Total costs and expenses	468,978	586,314	(117,336)	(20.0)

Operating income (loss)	10,848	40,766	(29,918)	(73.4)

Other Income (Expense):
Interest income	2,677	1,846	831	45.0
Interest expense, net of amounts capitalized	462	(11,595)	12,057	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	665	(537)	1,202	NM
Unrealized gains (losses) on investments accounted for at fair value, net	3,304	65,828	(62,524)	(95.0)
Other, net	6,991	(1,671)	8,662	NM
Total other income (expense)	14,099	53,871	(39,772)	(73.8)

Income (loss) before income taxes	24,947	94,637	(69,690)	(73.6)
Income tax (provision) benefit, net	(7,788)	(22,891)	15,103	66.0
Effective tax rate	31.2%	24.2%
Net income (loss)	17,159	71,746	(54,587)	(76.1)
Less: Net income (loss) attributable to noncontrolling interest	(5)	—	(5)	NM
Net income (loss) attributable to EchoStar common shareholders	$17,164	$71,746	$(54,582)	(76.1)

Other Data:
EBITDA	$78,827	$162,035	$(83,208)	(51.4)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $272 million during the three months ended March 31, 2011, a decrease of $114 million or 29.5% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes, as discussed further below, and a decline in average revenue per unit.  The decline in average revenue per unit was driven by continued manufacturing efficiencies, which reduced our set-top box costs.  Pursuant to the receiver agreement, discussed below, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our “Digital Set-Top Box” business and the primary source of our total revenue.  Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended March 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010. This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Equipment revenue — other.  “Equipment revenue — other” totaled $66 million during the three months ended March 31, 2011, a decrease of $46 million or 41.0% compared to the same period in 2010.  This change related primarily from a decrease in sales to Bell TV and Dish Mexico.  This decrease resulted from a decline in the number of units sold and in the average revenue per unit to Bell TV and Dish Mexico compared to the same period in 2010.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $293 million during the three months ended March 31, 2011, a decrease of $129 million or 30.5% compared to the same period in 2010.  This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network, Bell TV and Dish Mexico.  “Cost of sales — equipment” represented 86.8% and 84.9% of total equipment sales during each of the three months ended March 31, 2011 and 2010, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled less than $1 million during the three months ended March 31, 2011, a decrease in expense of $12 million compared to the same period in 2010.  This change primarily resulted from capitalized interest in 2011 compared to no capitalized interest during the same period in 2010.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the three months ended March 31, 2011 was a net gain of $3 million compared to $66 million during the same period in 2010.  This change is attributable to a decline in gains related to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $79 million during the three months ended March 31, 2011, a decrease of $83 million compared to the same period in 2010. EBITDA for the three months ended March 31, 2011 was negatively impacted by a decrease in “Unrealized gains (losses) on investments accounted for at fair value, net.” The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
EBITDA	$78,827	$162,035
Interest expense, net	3,139	(9,749)
Income tax (provision) benefit, net	(7,788)	(22,891)
Depreciation and amortization	(57,014)	(57,649)
Net income (loss) attributable to EchoStar common shareholders	$17,164	$71,746

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the digital set-top box industry.

Income tax (provision) benefit, net.  The income tax provision totaled $8 million during the three months ended March 31, 2011, a decrease of $15 million compared to the same period in 2010.  This change resulted primarily from a decrease in “Income (loss) before income taxes,” partially offset by an increase in our effective tax rate.  The increase in our effective tax rate was primarily related to changes in our valuation allowances against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders.  Our net income attributable to EchoStar common shareholders was $17 million during the three months ended March 31, 2011, a decrease of $55 million compared to the same period in 2010.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2011, our cash, cash equivalents and current marketable investment securities totaled $1.140 billion compared to $1.131 billion as of December 31, 2010, an increase of $9 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily related to cash generated from operations of $93 million, partially offset by capital expenditures of $39 million, net purchases of marketable investment securities, including unsettled trades, of $22 million and net purchases of strategic investments of $12 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of March 31, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $546 million and $396 million, respectively.

The following discussion highlights our cash flow activities during the three months ended March 31, 2011.

Cash Flow

Cash flows from operating activities

For the three months ended March 31, 2011, we reported “Net cash flows from operating activities” of $93 million.  This amount is primarily comprised of net income adjusted to exclude non-cash charges for “Depreciation and amortization” expense of $74 million and by changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the three months ended March 31, 2011, we reported “Net cash outflows from investing activities” of $114 million that were primarily related to net purchases of marketable investment securities of $63 million, capital expenditures of $39 million and net purchases of strategic investments of $13 million.  The capital expenditures include $16 million of satellite related capital expenditures and $23 million of other corporate capital expenditures.

Cash flows from financing activities

For the three months ended March 31, 2011, we reported “Net cash flows from financing activities” of $2 million primarily resulting from proceeds received from Class A stock option exercises and stock issued under the Employee Stock Purchase Plan of $14 million, partially offset by the repayment of debt of $13 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Commitments

Purchase Obligations.  Our purchase obligations primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and transitional service agreements.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  Our purchase obligations which are primarily related to the manufacturing of digital set-top boxes and related components increased from $288 million as of December 31, 2010 to $361 million as of March 31, 2011.  These purchase obligations will be paid during 2011.

Satellite-Related Obligations

Satellites Under Construction.  As of March 31, 2011, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years.

•                  QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  QuetzSat-1 is expected to be launched during the second half of 2011 and will operate at the 77 degree orbital location.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.  The expected future payments related to QuetzSat-1 are $287 million.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  The expected future payments related to EchoStar XVI are $137 million, including the launch contract which was previously assigned to CMBStar.

Off-Balance Sheet Arrangements

In general, we do not engage in off-balance sheet financing activities.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended March 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

TiVo

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.  As of March 31, 2011, we may repurchase up to $500 million under this plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes

On February 13, 2011, we and certain of our subsidiaries, including EchoStar Satellite Services L.L.C., (“ESS”) entered into an agreement and plan of merger (the “Hughes Agreement”) with Hughes, whereby we will acquire all of the outstanding equity of Hughes and its subsidiaries, including its main operating subsidiary, Hughes Network Systems, LLC (“HNS”) (the “Hughes Merger”).  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock of Hughes (other than common stock with respect to which appraisal rights have been exercised) will be converted into the right to receive $60.70 in cash.  The Hughes Agreement also contemplates the repayment of all of the outstanding debt of Hughes and HNS (including the 9½% Senior Notes due 2014 issued by HNS), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if certain consents are obtained.  As a result, the Hughes Merger is valued at approximately $2.0 billion, including the Hughes debt expected to be refinanced.  The Hughes Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, including approval by the FCC.  The Hughes Agreement contains certain termination rights for both Hughes and us.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $1.140 million.  Of that amount, a total of $900 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our March 31, 2011 current non-strategic investment portfolio of $900 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $3 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2011 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $240 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $24 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2011, we had $17 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of March 31, 2011, we had $753 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting.  Of this amount, $633 million relates to our investments in TerreStar Networks and TerreStar Corporation which are accounted for under the fair value method.  TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $63 million in

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

the fair value of these investments.  The remaining amount of our other investment securities portfolio of $120 million is accounted for under the cost and/or equity methods of accounting.  A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $12 million in the fair value of these investments.

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

Long-Term Debt

As of March 31, 2011, we had $409 million of long-term debt, of which $403 million represented our capital lease obligations, which are not subject to fair value disclosure requirements.

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

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in United States District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of United States Patent Nos. 6,076,094 (the ‘094 patent) and 4,992,066 (the ‘066 patent).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods

PART II — OTHER INFORMATION - Continued

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

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the ‘362 patent) and United States Patent No. 7,225,436 (the ‘436 patent).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.

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

PART II – OTHER INFORMATION - Continued

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.

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

Technology Development Licensing

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

PART II – OTHER INFORMATION - Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, Sling Media, Inc. and EchoStar Technologies L.L.C., two of our subsidiaries, and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2010.

Stockholders of Hughes have filed purported class action lawsuits challenging the merger, and are seeking, among other things, injunctive relief to enjoin the consummation of the merger.

Hughes and EchoStar, as well as certain directors and officers of Hughes, were named as defendants in several purported class action lawsuits brought by stockholders of Hughes challenging the proposed merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms.  There can be no assurance that additional lawsuits will not be filed against Hughes, EchoStar or the directors and officers of either company in connection with the merger.

PART II – OTHER INFORMATION - Continued

One of the conditions to the closing of the merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition shall be in effect that prohibits or makes illegal the consummation of the merger.  Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame, or at all.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2011 through March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2011	—	$—	—	$500,000
February 1 - February 28, 2011	—	$—	—	$500,000
March 1 - March 31, 2011	—	$—	—	$500,000
Total	—	$—	—	$500,000

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

Item 5.           OTHER INFORMATION

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Item 6.    EXHIBITS

(a)       Exhibits.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

Date:  May 2, 2011