Form 10-Q
period 2011-06-30
EchoStar CORP
filed 2011-08-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

As of July 26, 2011, the registrant’s outstanding common stock consisted of 38,796,529 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I — FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report in its entirety and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.

The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  We currently depend on DISH Network Corporation (“DISH Network”), Bell TV and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) for a significant portion of our revenue.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes and/or other products or services to, DISH Network, Bell TV or Dish Mexico would significantly reduce our revenue and adversely impact our results of operations.  In addition, the loss of, or a significant reduction in, orders from, or a decrease in selling price of transponder leasing and/or providing digital broadcast operations to, DISH Network would also significantly reduce our revenue and adversely impact our results of operations.

•                  Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  If we are unable to properly respond to technological changes, our business could be significantly harmed.

•                  We currently have unused satellite capacity, and our results of operations may be materially adversely affected if we are not able to lease additional capacity to third parties.

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

i

Risks Affecting Our EchoStar Technologies Business

•                  We depend on sales of digital set-top boxes for a significant portion of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

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

•                  Growth in our EchoStar Technologies business likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

•                  If we are successful in growing sales of our digital set-top boxes to international customers, we may be subject to additional risks including, among other things, trade barriers and political instability abroad.

•                  The digital set-top box industry is extremely competitive.

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

Risks Affecting Our EchoStar Satellite Services and Hughes Businesses

•                  We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•                  Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•                  We may not be able to compensate for any failure of our satellites.

•                  Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•                  Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•                  Our EchoStar Satellite Services and Hughes businesses are subject to risks of adverse government regulation.

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

ii

•                  We generally do not have commercial insurance coverage on the satellites we use and where we do maintain insurance coverage on a satellite, that coverage may not be adequate to cover all of our investment in the satellite.  Consequently, we could face significant impairment charges if one of our satellites fails.

•                  The enterprise network communications industry is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in the enterprise market.

•                  The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against Digital Subscriber Line (“DSL”) and cable service providers and other satellite broadband providers in the consumer market.  Following the launch of Viasat, Inc. (“ViaSat”) by WildBlue and prior to the launch of Jupiter, we may not remain competitive with WildBlue Communications, Inc. (“WildBlue”).

•                  If we are unable to develop, introduce and market new products, applications and services on a cost-effective and timely basis, or if we are unable to sell our new products and services to existing and new customers, our business could be adversely affected.

•                  We are dependent upon suppliers of components, manufacturing outsourcing, installation, and customer service, and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

•                  Our networks and those of our third-party service providers may be vulnerable to security risks.

•                  The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.

•                  If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could expose us to significant liability and adversely affect our revenue.

•                  We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

•                  Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

•                  The pro forma financial information presented in this Form 10-Q and our Form 8-K/A filed on August 5, 2011 is for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations in the future.

•                  We have substantial debt outstanding and may incur additional debt.

Other Risks

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

•                  The terms of our financing will significantly reduce our ability to incur additional indebtedness.

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

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$330,163	$141,814
Marketable investment securities	679,050	989,086
Trade accounts receivable, net of allowance for doubtful accounts of $7,116 and $7,644, respectively	230,539	42,247
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	272,434	238,997
Inventory	95,324	30,433
Other current assets	106,302	92,890
Total current assets	1,713,812	1,535,467

Noncurrent Assets:
Restricted cash and marketable investment securities	22,563	17,426
Property and equipment, net of accumulated depreciation of $1,860,004 and $1,766,290, respectively	2,247,150	1,263,303
FCC authorizations	469,810	69,810
Intangible assets, net	563,899	158,994
Goodwill	530,529	6,457
Marketable and other investment securities	831,264	725,588
Other noncurrent assets, net	139,777	64,975
Total noncurrent assets	4,804,992	2,306,553
Total assets	$6,518,804	$3,842,020

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$271,953	$145,203
Trade accounts payable - DISH Network	23,826	14,155
Accrued royalties	18,996	20,199
Accrued expenses and other	238,813	62,079
Deferred tax liabilities	55,623	64,121
Current portion of long-term debt and capital lease obligations	58,854	53,060
Total current liabilities	668,065	358,817

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	2,346,752	359,825
Deferred tax liabilities	320,516	75,840
Long-term deferred revenue and other long-term liabilities	67,184	34,348
Total long-term obligations, net of current portion	2,734,452	470,013
Total liabilities	3,402,517	828,830

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 44,248,975 and 43,103,166 shares issued, 38,716,657 and 37,570,848 shares outstanding, respectively	44	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,346,453	3,311,405
Accumulated other comprehensive income (loss)	210,549	188,982
Accumulated earnings (deficit)	(353,480)	(389,126)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,105,452	3,013,190
Noncontrolling interest	10,835	—
Total stockholders’ equity (deficit)	3,116,287	3,013,190
Total liabilities and stockholders’ equity (deficit)	$6,518,804	$3,842,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
Equipment revenue	$107,670	$86,863	$173,579	$198,566
Equipment revenue - DISH Network	270,629	382,839	542,755	768,687
Services and other revenue	77,716	14,541	98,300	29,010
Services and other revenue - DISH Network	128,218	118,806	249,425	233,866
Total revenue	584,233	603,049	1,064,059	1,230,129

Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation shown separately below - Note 6)	317,294	404,000	610,678	826,208
Cost of sales - services and other (exclusive of depreciation shown separately below - Note 6)	92,795	60,420	154,255	117,853
Research and development expenses	11,082	12,391	19,941	24,625
Selling, general and administrative expenses	42,943	33,345	87,715	65,976
General and administrative expenses - DISH Network	3,239	4,554	6,728	8,713
Depreciation and amortization	71,059	57,026	128,073	114,675
Total costs and expenses	538,412	571,736	1,007,390	1,158,050

Operating income (loss)	45,821	31,313	56,669	72,079

Other Income (Expense):
Interest income	2,135	3,843	4,812	5,689
Interest expense, net of amounts capitalized	(12,782)	(10,206)	(12,320)	(21,801)
Unrealized and realized gains (losses) on marketable investment securities and other investments	9,041	(21,468)	9,706	(22,005)
Unrealized gains (losses) on investments accounted for at fair value, net	4,494	(22,021)	7,798	43,807
Other, net	(20,557)	(6,559)	(13,566)	(8,230)
Total other income (expense)	(17,669)	(56,411)	(3,570)	(2,540)

Income (loss) before income taxes	28,152	(25,098)	53,099	69,539
Income tax (provision) benefit, net	(9,578)	(16,379)	(17,366)	(39,270)
Net income (loss)	18,574	(41,477)	35,733	30,269
Less: Net income (loss) attributable to noncontrolling interest	92	—	87	—
Net income (loss) attributable to EchoStar common shareholders	$18,482	$(41,477)	$35,646	$30,269

Comprehensive Income (Loss):
Net income	$18,574	$(41,477)	$35,733	$30,269
Foreign currency translation adjustments	(252)	(208)	(444)	(598)
Unrealized holding gains (losses) on available-for-sale securities	17,689	20,227	24,460	46,896
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(1,784)	3	(2,449)	3
Comprehensive income (loss)	34,227	(21,455)	57,300	76,570
Less: Comprehensive income (loss) attributable to noncontrolling interest	92	—	87	—
Comprehensive income (loss) attributable to EchoStar common shareholders	$34,135	$(21,455)	$57,213	$76,570

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,314	85,102	85,893	84,979
Diluted	87,697	85,102	87,176	85,078

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.21	$(0.49)	$0.42	$0.36
Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.21	$(0.49)	$0.41	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$35,733	$30,269
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	128,073	114,675
Equity in losses (earnings) of affiliates	(9,583)	8,219
Unrealized and realized (gains) losses on marketable investment securities and other investments	(9,706)	22,005
Unrealized (gains) losses on investments accounted for at fair value, net	(7,798)	(43,807)
Non-cash, stock-based compensation	6,542	7,301
Deferred tax expense (benefit)	256	14,751
Other, net	(5,512)	3,557
Change in noncurrent assets	(135)	2,274
Changes in current assets and current liabilities, net	(9,483)	(41,290)
Net cash flows from operating activities	128,387	117,954

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,177,383)	(1,200,898)
Sales and maturities of marketable investment securities	1,540,526	1,256,326
Purchases of property and equipment	(122,861)	(103,698)
Launch service assigned to DISH Network (Note 13)	—	102,913
Change in restricted cash and marketable investment securities	52	787
Acquisition of Hughes, net of cash acquired of $84,768	(2,090,165)	—
Purchase of strategic investments included in marketable and other investment securities	(56,368)	(38,051)
Proceeds from sale of strategic investments	15,437	—
Other, net	6,764	(393)
Net cash flows from investing activities	(1,883,998)	16,986

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Repayment of long-term debt and capital lease obligations	(24,912)	(37,510)
Deferred debt issuance costs	(55,845)	—
Class A common stock repurchases	—	(605)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	23,987	2,163
Other	1,803	—
Net cash flows from financing activities	1,945,033	(35,952)

Effect of exchange rates on cash and cash equivalents	(1,073)	—

Net increase (decrease) in cash and cash equivalents	188,349	98,988
Cash and cash equivalents, beginning of period	141,814	23,330
Cash and cash equivalents, end of period	$330,163	$122,318

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$21,414	$21,196
Capitalized interest	$18,274	$—
Cash received for interest	$7,885	$7,903
Cash paid for income taxes	$1,236	$9,190
Employee benefits paid in Class A common stock	$4,044	$3,814
Satellites and other assets financed under capital lease obligations	$18,117	$48,091
Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$6,616	$34,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Business Activities

Principal Business

EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate three business units:

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  EchoStar Technologies also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•                  EchoStar Satellite Services — which uses ten of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers.  We also provide managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  This is a new business unit, effective as of June 9, 2011, as a result of our acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and the results of operations of Hughes Communications are included in this report only as of such date.  See Note 10 for further discussion of the transaction.

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

Hughes Communications

On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc., (the “Hughes Acquisition”), pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock and vested stock options of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  The funding of the Hughes Acquisition was supported by the issuance of $1.1 billion of senior secured notes and $900 million of senior unsecured notes.  See Note 8 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 includes the results of operations for Hughes Communications from June 9, 2011 through June 30, 2011.  See the accounting policies below for changes related to the Hughes Acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, allowance for sales returns, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions have increased the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, the carrying value of our cash and cash equivalents; current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts; current liabilities and long-term debt is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales is generally recognized upon shipment to customers.  Revenue from digital broadcast operations and satellite services and other is recognized when the related services are performed.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes.  We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed.  This estimate is based on historical experience and actual sales during the promotion.

Our Hughes business segment has a consumer rental program, which typically allows customers in our consumer market to rent equipment with a 24-month service contract.  Once the initial contract ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term which approximates the subscriber life.  Upfront fees collected in connection with the service arrangements are deferred and recognized as service revenue over the contract term.

In August 2010, Hughes Communications was awarded $59 million from the U.S. Government as the only recipient of a national award under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009.  Under the broadband stimulus program, eligible customers in our consumer market generally have month-to-month service contracts and do not have to pay for the rental of the equipment.

In addition to providing standard product and service offerings, our Hughes business segment also enters into contracts to design, develop and deliver telecommunication networks to customers in our enterprise market.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems.  Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting.  Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized ratably over the terms of the respective notes (see Note 8)  and amortization is included in “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory

Inventory is stated at the lower of cost or market value.  Our EchoStar Technologies business segment inventory cost is determined using the first-in, first-out (“FIFO”) method.  Our Hughes business segment principally uses standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the FIFO method when cost exceeds market value.  Inventories are adjusted to net realizable value using management’s best estimates of future use.  In making its assessment of future use or recovery, management considers the aging and composition

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new customers in our consumer market and is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and, in certain cases, the cost of hardware and installation services provided to customers at the inception of service or the cost of services for activities related to the consumer rental program.  SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over anticipated subscriber life as the related service revenue is earned.  We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Capitalized Software Costs

Software development costs are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized software costs are included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.  Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.

Foreign Currency

Certain of our foreign operations have determined the local currency to be their functional currency.  Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period.  The resulting translation adjustment is recorded in “Accumulated Other Comprehensive Income (Loss),” a separate component of equity.  Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of “Accumulated Other Comprehensive Income (Loss).”

We also have foreign operations where the U.S. dollar has been determined as the functional currency.  Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 amending Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables.  Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables.  The adoption of ASU 2009-13 on January 1, 2011 did not have a material impact on our financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 to change the accounting model for revenue arrangements that include both tangible products and software elements.  The adoption of ASU 2009-14 on January 1, 2011 did not have a material impact on our financial statements.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar common shareholders	$18,482	$(41,477)	$35,646	$30,269

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,314	85,102	85,893	84,979
Dilutive impact of stock awards outstanding	1,383	—	1,283	99
Diluted	87,697	85,102	87,176	85,078

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.21	$(0.49)	$0.42	$0.36
Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.21	$(0.49)	$0.41	$0.36

As of June 30, 2011 and 2010, there were stock awards to purchase 3.1 million and 5.6 million shares, respectively, of Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock (“Restricted Performance Units”) granted pursuant to a performance based stock incentive plan is contingent upon meeting a certain company goal which is not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of June 30,
	2011	2010
	(In thousands)
Performance based options	676	712
Restricted Performance Units	90	97
Total	766	809

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.              Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$179,820	$395,715
Current marketable investment securities - strategic	245,005	232,718
Current marketable investment securities - other	254,225	360,653
Total marketable investment securities - current	679,050	989,086
Restricted marketable investment securities (1)	1,939	1,337
Total	680,989	990,423

Restricted cash and cash equivalents (1)	20,624	16,089

Marketable and other investment securities - noncurrent:
Cost method	26,193	3,097
Equity method	129,763	109,366
Fair value method	675,308	613,125
Total marketable and other investment securities - noncurrent	831,264	725,588
Total marketable investment securities, restricted cash and other investment securities	$1,532,877	$1,732,100

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and the value of that portfolio depends on those issuers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Marketable and Other Investment Securities — Fair Value

We elect the fair value method for certain debt and equity investments in affiliates when we believe the fair value method of accounting provides more meaningful information to our investors.  For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See “Investments in TerreStar” below for more information.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of June 30, 2011 and December 31, 2010, we had accumulated net unrealized gains of $210 million and $188 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any net deferred tax assets that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of June 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$179,820	$—	$—	$—	$395,715	$—	$—	$—
Other (including restricted)	256,164	83	(991)	(908)	375,814	1,154	(233)	921
Equity securities:
Other	245,005	210,653	(68)	210,585	218,894	186,745	—	186,745
Total marketable investment securities	$680,989	$210,736	$(1,059)	$209,677	$990,423	$187,899	$(233)	$187,666

As of June 30, 2011, restricted and non-restricted marketable investment securities included debt securities of $373 million with contractual maturities of one year or less and $63 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  As of June 30, 2011, the unrealized losses on our investments in equity securities represented investments in a company in the technology industry.  We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are related to temporary market fluctuations.

	Primary	As of June 30, 2011
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$106,490	$106,490	$(991)	$—	$—	$—	$—
Equity securities	Temporary market fluctuations	3,105	3,105	(68)	—	—	—	—
Total		$109,595	$109,595	$(1,059)	$—	$—	$—	$—

	Primary	As of December 31, 2010
	Reason for	Total	Less than Six Months		Six to Nine Months		Nine Months or More
Investment	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Category	Loss	Value	Value	Loss	Value	Loss	Value	Loss
		(In thousands)
Debt securities	Temporary market fluctuations	$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)
Total		$119,135	$26,358	$(44)	$17,566	$(71)	$75,211	$(118)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

Our assets measured at fair value on a recurring basis were as follows:

	As of
	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$179,820	$—	$179,820	$—	$395,715	$—	$395,715	$—
Other (including restricted)	256,164	—	256,164	—	375,814	—	375,814	—

Equity securities	245,005	245,005	—	—	218,894	218,894	—	—

Marketable and other investment securities - noncurrent	675,308	450	—	674,858	613,125	4,170	—	608,955

Total assets at fair value	$1,356,297	$245,455	$435,984	$674,858	$1,603,548	$223,064	$771,529	$608,955

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$608,955
Net realized and unrealized gains (losses) included in earnings	3,507
Purchases	37,589
Issuances	24,807
Balance as of June 30, 2011	$674,858

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchange	$1,783	$8	$2,448	$8
Marketable and other investment securities - gains (losses) on sales/exchanges	7,258	—	7,258	—
Marketable and other investment securities - other-than-temporary impairments	—	(21,476)	—	(22,013)
Total unrealized and realized gains (losses) on marketable investment securities and other investments	$9,041	$(21,468)	$9,706	$(22,005)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Investments in TerreStar

We account for our investments in TerreStar Corporation and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting which we believe provides more meaningful information to our investors.  TerreStar Networks is the principal operating subsidiary of TerreStar Corporation.  TerreStar Networks and TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. (together, the “TSC Debtors”), filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.

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

In February 2008, we also entered into a Spectrum Agreement with TerreStar Corporation, under which, in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us.  We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in February 2008, in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks.  As of June 30, 2011, we were owed $47 million by TerreStar Networks under the terms of this credit agreement.

In connection with the filings by TerreStar Networks and its subsidiaries (the “Debtors”) for protection under Chapter 11 of the U.S. Bankruptcy Code and an ancillary proceeding under the Companies’ Creditors Arrangement Act in Canada, on October 19, 2010, we entered into a commitment to provide a debtor-in-possession credit facility (the “Credit Facility”) to the Debtors.  On November 18, 2010, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the Credit Facility on a final basis and authorized the Debtors to enter into the Credit Facility.  The Credit Facility consists of a non-revolving, multiple draw term loan in the aggregate principal amount of $90 million, with drawings subject to the terms and conditions set forth in the Credit Facility.  As of June 30, 2011, we had funded $69 million to the Debtors under this Credit Facility which is included in “Marketable and other investment securities” on our Condensed Consolidated Balance Sheets.

Our debt investments in TerreStar Networks had a fair value of $675 million and $626 million as of June 30, 2011 and December 31, 2010, respectively.  Our equity investments in TerreStar Corporation had a fair value of less than $1 million and $4 million as of June 30, 2011 and December 31, 2010, respectively.  Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the three months ended June 30, 2011, we recorded a $4 million gain on these investments compared to a $22 million loss for the same period in 2010.  For the six months ended June 30, 2011 and 2010, we recorded an $8 million gain and a $44 million gain on these investments, respectively.

On November 19, 2010, we entered into an agreement with the Debtors (the “Restructuring Support Agreement”) pursuant to which we committed to (i) support the Debtors’ proposed plan of reorganization and (ii) backstop a rights offering for preferred shares of TerreStar Networks, which rights offering was to be completed upon the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Debtors’ emergence from bankruptcy, on the terms set forth in the Restructuring Support Agreement.  The Bankruptcy Court approved the Restructuring Support Agreement on December 22, 2010.  On February 15, 2011, the Restructuring Support Agreement was terminated by mutual agreement of the parties.

On June 14, 2011, Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network entered into an asset purchase agreement (the “TerreStar Purchase Agreement”) with TerreStar Networks and certain of its subsidiaries (collectively, the “Debtors”) pursuant to which upon closing of the transaction Gamma will acquire substantially all of the assets of TerreStar Networks and its subsidiaries for a cash purchase price of $1.375 billion and will agree to assume certain liabilities associated with the ongoing operations of the business being acquired. We expect that these proceeds will be used to repay our investment in TerreStar.

Consummation of the TerreStar Purchase Agreement is subject to customary closing conditions, including governmental and regulatory approvals.  Moreover, Gamma has agreed that, while funding of the purchase price remains subject to certain conditions, funding is not conditioned upon receipt of approvals from the FCC or the Canadian Department of Industry.  However, there can be no guarantee that the transactions contemplated by the TerreStar Purchase Agreement will be consummated or that we will receive, in whole or in part, the amounts owed to us by the Debtors.

Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience volatility associated with their fair values.  The value of our investments in TerreStar Networks is determined using Level 3 inputs under the fair value hierarchy.  In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques or a liquidation based method.  The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors.

On January 14, 2011, TerreStar Corporation filed a Form 15, terminating the registration of its common stock and Series A Voting Convertible Preferred Stock under Section 12(g) of the Securities Exchange Act of 1934 and suspending its obligations to file reports with the Securities and Exchange Commission (other than with respect to its fiscal year ended December 31, 2010).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.              Inventory

Inventory consists of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Finished goods	$54,990	$21,084
Raw materials	23,743	6,819
Work-in-process	16,591	2,530
Total inventory	$95,324	$30,433

The increase in our inventory balance from December 31, 2010 compared to June 30, 2011 is primarily related to the Hughes Acquisition.

6.              Property and Equipment

Property and equipment consist of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2011	2010
		(In thousands)
Land	—	$41,252	$28,240
Buildings and improvements	1-40	287,179	232,208
Furniture, fixtures, equipment and other	1-10	907,296	791,247
Consumer rental equipment	2-4	141,084	—
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
SPACEWAY 3	15	286,707	—
Satellites acquired under capital leases	10-15	556,918	534,673
Construction in process	—	836,591	393,098
Total property and equipment		4,107,154	3,029,593
Accumulated depreciation		(1,860,004)	(1,766,290)
Property and equipment, net		$2,247,150	$1,263,303

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Construction in process” consists of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
QuetzSat-1	$165,120	$162,947
EchoStar XVI	179,886	100,312
Jupiter	306,854	—
Other	67,131	93,958
Buildings and improvements	43,991	19,291
Uplink equipment	43,611	11,933
Other	29,998	4,657
Construction in process	$836,591	$393,098

For the three and six months ended June 30, 2011, we recorded $9 million and $18 million, respectively, of capitalized interest related to our satellites under construction.  For the three and six months ended June 30, 2010, we did not record any capitalized interest related to our satellites under construction.

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Satellites	$24,592	$22,902	$47,717	$47,438
Furniture, fixtures, equipment and other	24,187	24,246	49,564	47,488
Consumer rental equipment	7,580	—	7,580	—
Identifiable intangible assets subject to amortization	12,855	8,266	19,724	16,530
Buildings and improvements	1,845	1,612	3,488	3,219
Total depreciation and amortization	$71,059	$57,026	$128,073	$114,675

Cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, four of which are leased.  Three of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.  We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease.  See Note 13 for further discussion of our satellite leases with DISH Network.

As a result of the Hughes Acquisition, two satellites were added to our satellite fleet, including one in-orbit satellite and one satellite under construction, discussed below.

SPACEWAY 3.  SPACEWAYTM 3 satellite (“SPACEWAY 3”) was launched in August 2007 and started providing service in North America on the SPACEWAY network in April 2008.

Jupiter.  In June 2009, Hughes Communications entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the design and manufacture of our next-generation, high throughput geostationary satellite (“Jupiter”).  Jupiter

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our HughesNet service to the consumer market in North America.  Jupiter is expected to be launched during the first half of 2012.

Satellite Anomalies

Prior to 2011, certain satellites in our fleet experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry insurance for any of the in-orbit satellites that we use, and therefore we will bear the risk of any uninsured in-orbit failures.  Recent developments with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar IV.  During the third quarter of 2011, EchoStar IV was removed from the 77 degree orbital location and retired from commercial service.  This retirement did not have a material impact on our results of operations or financial position.

EchoStar VIII.  EchoStar VIII was designed to operate 32 direct broadcast satellite (“DBS”) transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to 2011.  In January 2011, the satellite experienced an anomaly which temporarily disrupted electrical power to some of its components, causing an interruption of broadcast service.  In addition, one of the two central processing units used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-16.  AMC-16, a fixed satellite services (“FSS”) satellite commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During the first quarter of 2010, SES World Skies notified us that AMC-16 had experienced a solar-power anomaly, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  Effective in March 2010, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by approximately $35 million.  In addition, during May 2011, the monthly recurring payment was reduced as a result of a March 2010 anomaly and as a result our capital lease obligation was lowered by approximately $7 million and a gain was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

are not considered to be significant events that would require evaluation for impairment recognition because the projected cash flows have not been significantly affected by these anomalies.

7.              Intangible Assets and Goodwill

Intangible Assets

As of June 30, 2011 and December 31, 2010, our identifiable intangibles subject to amortization consisted of the following:

	As of
	June 30, 2011		December 31, 2010
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$262,273	$(118,700)	$190,566	$(108,361)
Customer relationships	303,726	(27,504)	23,632	(23,605)
Technology-based (1)	152,627	(40,465)	111,848	(35,086)
Trademark portfolio	2,491	(249)	—	—
Total	$721,117	$(186,918)	$326,046	$(167,052)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to 20 years.  Amortization was $13 million and $8 million during the three months ended June 30, 2011 and 2010, respectively.  Amortization was $20 million and $17 million during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, we have $30 million of identifiable intangibles considered indefinite-lived assets which are not subject to amortization and therefore are not included in the table above.

Estimated future amortization of our identifiable intangible assets as of June 30, 2011 is as follows (in thousands):

For the Years Ended December 31,
2011 (remaining six months)	$49,088
2012	92,193
2013	90,090
2014	82,618
2015	68,433
Thereafter (1)	151,777
Total	$534,199

(1)  On December 31, 2010, we acquired certain assets of Move Networks, Inc. which included in-process research and development (“R&D”).  In-process R&D assets acquired in a business combination initially are considered indefinite-lived assets until either the completion or abandonment of the associated R&D efforts.  Upon the successful completion of the development process, we will commence amortization of the balance over the estimated useful life of the project.  For purposes of the amortization table, we included the entire in-process R&D balance of $26 million in the category labeled “Thereafter” until such time that the R&D efforts are finalized or abandoned.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization.  The goodwill associated with various acquisitions is detailed in the table below.

Goodwill
(In thousands)
Balance as of December 31, 2010	$6,457
Troppus Acquisition	10,360
Hughes Acquisition	513,712
Balance as of June 30, 2011	$530,529

8.              Long-Term Debt and Capital Lease Obligations

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, EH Holding Corporation (“EHHC”), our wholly-owned subsidiary, issued $1.1 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, EHHC may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.  In addition, prior to June 15, 2015, EHHC may redeem up to 10% of the outstanding Senior Secured Notes per year at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

•                  general secured obligations of EHHC;

•                  secured by a first priority security interest in substantially all of the assets of EHHC and certain of its subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

•                  effectively junior to EHHC’s obligations that are secured by assets that are not part of the Collateral (as defined in the Secured Indenture) that is securing the Senior Secured Notes, in each case to the extent of the value of the Collateral securing such obligations;

•                  effectively senior to EHHC’s existing and future unsecured obligations to the extent of the value of the Collateral securing the Senior Secured Notes, after giving effect to Permitted Liens;

•                  senior in right of payment to all existing and future obligations of EHHC that are expressly subordinated to the Senior Secured Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Secured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by each Guarantor (as defined in the Secured Indenture).

Subject to certain exceptions, the Secured Indenture contains restrictive covenants that, among other things, impose limitations on the ability of EHHC and, in certain instances, the ability of its Restricted Subsidiaries (as defined in the Secured Indenture), to:

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  pay dividends or make distributions on EHHC’s capital stock or repurchase EHHC’s capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer and sell assets;

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries of EHHC to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Secured Indenture, EHHC would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

7 5/8% Senior Notes due 2021

On June 1, 2011, EHHC issued $900 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, EHHC may also redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

The Senior Notes are:

•                  general unsecured obligations of EHHC;

•                  effectively junior to EHHC’s obligations that are secured to the extent of the value of the collateral securing such obligations;

•                  senior in right of payment to all existing and future obligations of EHHC that are expressly subordinated to the Senior Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Unsecured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior basis by each Guarantor (as defined in the Unsecured Indenture).

Subject to certain exceptions, the Unsecured Indenture contains restrictive covenants that, among other things, impose limitations on the ability of EHHC and, in certain instances, the ability of its Restricted Subsidiaries (as defined in the Unsecured Indenture), to:

•                  pay dividends or make distributions on EHHC’s capital stock or repurchase EHHC’s capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer and sell assets;

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Unsecured Indenture, EHHC would be required to make an offer to repurchase all or any part of a holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,117,600	$—	$—
7 5/8% Senior Notes due 2021	900,000	915,750	—	—
Mortgages and other notes payable	13,112	13,112	6,535	6,535
Subtotal	2,013,112	$2,046,462	6,535	$6,535
Capital lease obligations	392,494	NA	406,350	NA
Total long-term debt and capital lease obligations (including current portion)	$2,405,606		$412,885

Capital Lease Obligations

As of June 30, 2011 and December 31, 2010, we had $557 million and $535 million, respectively, capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $282 million and $268 million, respectively.

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation expense - capital leases	$7,037	$6,783	$14,043	$15,201

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

AMC-16.  AMC-16 commenced commercial operation during February 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  During May 2011, the monthly recurring payment was reduced as a result of a March 2010 anomaly and as a result our capital lease obligation was lowered by approximately $7 million and a gain was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet.  See Note 13 for further discussion.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of June 30, 2011 are as follows (in thousands):

For the Years Ended December 31,
2011 (six months remaining)	$60,160
2012	119,497
2013	119,005
2014	113,641
2015	48,110
Thereafter	411,840
Total minimum lease payments	872,253
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(263,450)
Net minimum lease payments	608,803
Less: Amount representing interest	(216,309)
Present value of net minimum lease payments	392,494
Less: Current portion	(54,129)
Long-term portion of capital lease obligations	$338,365

9.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2011, we had outstanding under these plans stock options to acquire 9.2 million shares of our Class A common stock and 0.2 million restricted stock units.  Stock options granted prior to and on June 30, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of June 30, 2011, we had 4.5 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2011, the following stock awards were outstanding:

	As of June 30, 2011
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	8,269,450	95,665	3,053,078	228,624
Held by DISH Network employees	914,471	55,952	N/A	N/A
Total	9,183,921	151,617	3,053,078	228,624

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

Stock Award Activity

Our stock option activity was as follows:

	For the Six Months
	Ended June 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,795,373	$23.24
Granted	2,516,000	$37.30
Exercised	(943,132)	$24.04
Forfeited and cancelled	(184,320)	$20.41
Total options outstanding, end of period	9,183,921	$27.07
Performance based options outstanding, end of period(1)	675,500	$25.31
Exercisable at end of period	2,677,257	$25.49

(1)  These stock options, which are included in the caption “Total options outstanding, end of period,” were issued pursuant to a performance based stock incentive plan.  Vesting of these stock options is contingent upon meeting a certain company goal which is not yet probable of being achieved.  See discussion of the 2005 LTIP below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We realized tax benefits from stock awards exercised during the three and six months ended June 30, 2011 and 2010 as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$2,706	$252	$4,876	$952

Based on the closing market price of our Class A common stock on June 30, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$88,232	$29,314

Our restricted stock unit activity was as follows:

	For the Six Months
	Ended June 30, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	107,249	$27.33
Granted	49,950	$36.43
Vested	—	$—
Forfeited and cancelled	(5,582)	$28.39
Total restricted stock units outstanding, end of period	151,617	$30.28
Restricted Performance Units outstanding, end of period (1)	90,442	$26.69

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of June 30, 2011, this assessment could change at any time.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the six months ended June 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion
	(In thousands)
DISH Network awards held by EchoStar employees	$17,641	$13,265
EchoStar awards held by EchoStar employees	3,455	2,593
Total	$21,096	$15,858

Of the 9.2 million stock options and 0.2 million restricted stock units outstanding under our stock incentive plans as of June 30, 2011, the following awards were outstanding pursuant to the 2005 LTIP:

	As of June 30, 2011
	Number of Awards	Weighted- Average Exercise Price
Stock options	675,500	$25.31
Restricted Performance Units	90,442
Total	765,942

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Research and development expenses	$609	$971	$1,212	$2,128
Selling, general and administrative expenses	2,952	2,088	5,330	5,173
Total non-cash, stock-based compensation	$3,561	$3,059	$6,542	$7,301

As of June 30, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $57 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.5% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Valuation

The fair value of each stock option granted for the three and six months ended June 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.76% - 2.13%	2.14%	1.76% - 2.57%	2.14% - 2.97%
Volatility factor	35.45% - 38.68%	31.51%	34.68% - 38.68%	31.00% - 31.51%
Expected term of options in years	5.1 - 6.0	6.1	5.1 - 6.0	6.1
Weighted-average fair value of options granted	$13.36 - $13.77	$6.66	$13.36 - $14.42	$6.66 - $7.38

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

10.       Acquisitions

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.

The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.

Hughes Communications

On June 8, 2011, we completed the Hughes Acquisition, pursuant to the Hughes Agreement by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 in cash and substantially all of the outstanding debt of Hughes Communications was repaid.  The funding of the Hughes Acquisition was supported by the issuance of $1.1 billion of senior secured notes and $900 million of senior unsecured notes.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award. As of June 30, 2011, our maximum liability for these unvested stock options of Hughes Communications, Inc. was approximately $39 million, which is payable based on the original vesting terms of the stock option.  Of the $39 million, $18 million was accrued as of June 30, 2011, the remainder of which will be recognized over the remaining vesting period.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, we are also liable to pay approximately $17 million, of which $3 million was accrued as of June 30, 2011, in change of control bonuses and retention bonuses to certain of the executives of Hughes Communications within the next six to 12 months.

Hughes is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  The two companies together will have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The acquisition significantly expands our ability to provide new video and data products and solutions.

The Hughes Acquisition was accounted for as a business combination.  However, we have not completed allocating the purchase price among the assets that were acquired and thus the allocation in the table below may change.

Preliminary
Purchase Price
Allocation
(In thousands)
Cash	$84,768
Marketable investment securities	22,148
Other current assets	281,205
Property and equipment	929,797
Intangibles	431,657
Goodwill	513,712
FCC Authorizations	400,000
Other noncurrent assets	63,991
Current liabilities	(265,903)
Deferred tax liabilities	(257,959)
Long-term liabilities	(17,735)
Non-controlling interest	(10,748)
Total purchase price	$2,174,933

In connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the issuance of our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021, we incurred $56 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  For each of the three and six months ended June 30, 2011, we amortized $1 million of debt issuance costs.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Supplemental pro forma financial information (Unaudited)	2011	2010	2011	2010
	(In thousands)
Total revenue	$786,731	$853,880	$1,529,840	$1,722,414
Net income (loss) attributable to EchoStar common shareholders	$729	$(63,061)	$(8,403)	$(19,420)
Basic net income (loss) per share attributable to EchoStar common shareholders	$0.01	$(0.74)	$(0.10)	$(0.23)
Diluted net income (loss) per share attributable to EchoStar common shareholders	$0.01	$(0.74)	$(0.10)	$(0.23)

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 12 for further discussion.

Move Networks

On December 31, 2010, we acquired certain assets of Move Networks, Inc. for $45 million, of which $2.25 million was placed into escrow for certain potential contingencies.  These assets include patented technology that enables the adaptive delivery of video content via the Internet which will allow us to expand our portfolio of advanced technologies serving cable, satellite, telecommunications companies and IPTV video providers.  This transaction was accounted for as a business combination.  The allocation of the purchase price is in the table below.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.       Commitments and Contingencies

Commitments

Future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$2,013,112	$3,857	$2,618	$1,744	$1,442	$1,277	$2,002,174
Capital lease obligations	392,494	26,575	56,358	61,578	63,629	11,961	172,393
Interest expense on long-term debt and capital lease obligations	1,483,296	95,216	174,337	169,046	163,328	159,686	721,683
Satellite-related obligations	1,345,763	272,632	254,790	137,057	103,180	84,893	493,211
Operating lease obligations	64,387	12,463	19,364	12,924	8,099	5,361	6,176
Purchase and other obligations	433,008	431,636	659	510	203	—	—
Payments in connection with acquisitions	34,813	13,044	10,823	6,814	4,132	—	—
Total	$5,766,873	$855,423	$518,949	$389,673	$344,013	$263,178	$3,395,637

Future commitments related to satellites, including two satellite launch contracts, are included in the table above under “Satellite-related obligations.”  The future commitments associated with the QuetzSat-1 satellite, which is under construction, are currently included in “Satellite-related obligations” but will be reclassified to “Capital lease obligations” when the satellite is placed into service later this year.

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations, transitional service agreements and transponder lease agreements.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  These purchase obligations will be paid from 2011 through 2014.

The table above does not include $33 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of June 30, 2011.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Satellite-Related Obligations

Satellites Under Construction.  As of June 30, 2011, we had entered into the following contracts to construct new satellites, which are contractually scheduled to be completed within the next two years.

•                  QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  QuetzSat-1 is expected to be launched during the third quarter of 2011 and will operate at the 77 degree orbital location.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us.  As of June 30, 2011, the remaining obligation related to QuetzSat-1 of $289 million, including launch insurance, is included in the table above.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of June 30, 2011, the remaining obligation related to EchoStar XVI of $111 million, including the launch contract, is included in the table above.

•                  Jupiter.  During June 2009, Hughes Communications entered into an agreement with SS/L for the construction of Jupiter, which is expected to launch in the first half of 2012.  Barrett Xplore Inc. (“Barrett”) has agreed to lease user beams designed to operate in Canada, which represents a portion of the capacity available on the Jupiter satellite.  As of June 30, 2011, the remaining obligation related to Jupiter of $135 million, including the launch contract, is included in the table above.

Contingencies

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola, Inc. settled with PMC leaving DISH Network and us as the only defendents.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.  The action has been transferred to the United States District Court for the District of Colorado.

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

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network will be dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network will be responsible for the initial payment to TiVo, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, solely to design and make certain DVR-enabled products for DISH Network and two international customers.  We granted TiVo a license under certain DVR-related patents held by us for TiVo-branded, co-branded and ingredient branded products.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

12.       Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not available to the chief operating decision-maker.  Under this definition, we operate three business units.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  EchoStar Technologies also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•                  EchoStar Satellite Services — which uses ten of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers.  We also provide managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  This is a new business unit, effective as of June 9, 2011, as a result of our acquisition of Hughes Communications and the results of operations of Hughes Communications are included in this report only as of such date.  See Note 10 for further discussion of the transaction.

The “All Other” category consists of revenue and net income (loss) attributable to EchoStar common shareholders from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021, net of capitalized interest.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar common shareholders” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	EchoStar Technologies	EchoStar Satellite Services	Hughes	All	Consolidated
	Business	Business	Business	Other	Total
	(In thousands)
For the Three Months Ended June 30, 2011
Total revenue	$426,985	$69,538	$81,923	$5,787	$584,233
EBITDA (1)	44,721	60,206	20,233	(15,394)	109,766
Interest expense, net	—	(9,757)	(2)	(888)	(10,647)
Income tax benefit (provision), net	(7,498)	(10,160)	(1,611)	9,691	(9,578)
Depreciation and amortization	(24,785)	(23,427)	(16,033)	(6,814)	(71,059)
Net income (loss) attributable to EchoStar common shareholders	$12,438	$16,862	$2,587	$(13,405)	$18,482

For the Six Months Ended June 30, 2011
Total revenue	$832,368	$137,399	$81,923	$12,369	$1,064,059
EBITDA (1)	67,829	104,696	20,233	(4,165)	188,593
Interest expense, net	—	(18,282)	(2)	10,776	(7,508)
Income tax benefit (provision), net	(6,164)	(14,800)	(1,611)	5,209	(17,366)
Depreciation and amortization	(51,436)	(47,052)	(16,033)	(13,552)	(128,073)
Net income (loss) attributable to EchoStar common shareholders	$10,229	$24,562	$2,587	$(1,732)	$35,646

For the Three Months Ended June 30, 2010
Total revenue	$532,257	$66,077	$—	$4,715	$603,049
EBITDA (1)	35,010	45,742	—	(42,461)	38,291
Interest expense, net	—	(9,909)	—	3,546	(6,363)
Income tax benefit (provision), net	(1,902)	(4,858)	—	(9,619)	(16,379)
Depreciation and amortization	(28,651)	(23,480)	—	(4,895)	(57,026)
Net income (loss) attributable to EchoStar common shareholders	$4,457	$7,495	$—	$(53,429)	$(41,477)

For the Six Months Ended June 30, 2010
Total revenue	$1,091,525	$129,634	$—	$8,970	$1,230,129
EBITDA (1)	80,100	92,235	—	27,991	200,326
Interest expense, net	—	(21,470)	—	5,358	(16,112)
Income tax benefit (provision), net	(8,589)	(8,728)	—	(21,953)	(39,270)
Depreciation and amortization	(56,355)	(48,590)	—	(9,730)	(114,675)
Net income (loss) attributable to EchoStar common shareholders	$15,156	$13,447	$—	$1,666	$30,269

(1)                                  EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the goods and services are provided.  North American revenue includes transactions with North American customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.  The following table summarizes total long-lived assets and revenue attributed to the North American and other foreign locations.

	As of
	June 30,	December 31,
Long-lived assets, including FCC authorizations:	2011	2010
	(In thousands)
North America	$3,769,940	$1,457,208
All other	41,448	41,356
Total	$3,811,388	$1,498,564

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue:	2011	2010	2011	2010
	(In thousands)
North America	$550,784	$592,502	$1,017,092	$1,208,724
All other	33,449	10,547	46,967	21,405
Total	$584,233	$603,049	$1,064,059	$1,230,129

Transactions with Major Customers.  During the three and six months ended June 30, 2011 and 2010, our revenue primarily included sales to three major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Total revenue:
DISH Network	$398,847	$501,645	$792,180	$1,002,553
Bell TV	48,581	49,996	89,983	123,308
Dish Mexico	19,328	23,472	30,805	51,792
Other	117,477	27,936	151,091	52,476
Total revenue	$584,233	$603,049	$1,064,059	$1,230,129

Percentage of total revenue:
DISH Network	68.3%	83.2%	74.4%	81.5%
Bell TV	8.3%	8.3%	8.5%	10.0%
Dish Mexico	3.3%	3.9%	2.9%	4.2%
All Other	20.1%	4.6%	14.2%	4.3%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

13.       Related Party Transactions

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

We expect that DISH Network will remain our principal customer.  However, the agreements pursuant to which DISH Network purchases digital set-top boxes and digital broadcast operation services from us expire on January 1, 2012.  Therefore, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties before that date, there could be a significant adverse effect on our business, results of operations and financial position.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with its carriage of certain sports related programming.  The term of this agreement is ten years.  If DISH Network terminates this agreement for a reason other than our breach, DISH Network is generally obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Agreements.  In connection with the Spin-off and subsequent to the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each of the leases is set forth below:

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

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree orbital location, DISH Network is obligated to pay us a fee for the use of the orbital slot which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and DISH Network are currently receiving service on 25 of these DBS transponders and will receive service on the remaining seven DBS transponders over a phase-in period that will be completed in 2012.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado expires on January 1, 2012.

Meridian Lease Agreement.  DISH Network recently extended its lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado for a period ending on December 31, 2016.

Santa Fe Lease Agreement.  DISH Network leases all of 5701 S. Santa Fe Dr. in Littleton, Colorado for a period ending on January 1, 2012 with a renewal option for one additional year.

EchoStar Data Networks Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

International Programming Rights Agreement.  DISH Network purchased certain international rights for sporting events from us included in “Services and other revenue — DISH Network” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which we only retain a certain portion.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the three and six months ended June 30, 2011 the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $6 million and $11 million, respectively. During the three and six months ended June 30, 2010, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $5 million and $8 million, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  This agreement expires on January 1, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  During the three months ended June 30, 2011 and 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of less

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

than $1 million and $1 million, respectively.  During the six months ended June 30, 2011 and 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of less than $1 million and $2 million, respectively.

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 11 for further discussion.

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (“Blockbuster”).  Hughes Communications provides broadband products and services to Blockbuster.  For each of the three and six months ended June 30, 2011, we recognized less than $1 million of revenue from Blockbuster.  As of June 30, 2011, we had a receivable balance of less than $1 million due from Blockbuster.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements

In November 2009, Mr. Roger Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both DISH Network and us.

Hughes Systique Corporation (“Hughes Systique”)

We contracted with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the CEO and President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2011.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Purchases from NagraStar	$4,477	$5,389	$6,272	$8,209

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Amounts payable to NagraStar	$1,140	$799
Commitments to purchase from NagraStar	$6,907	$4,934

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes our transactions with Dish Mexico.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$17,198	$21,342	$26,545	$47,532
Sales of satellite services	$2,130	$2,130	$4,260	$4,260

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Amounts receivable from Dish Mexico	$6,697	$2,296

Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  During 2010, we recorded a $14 million charge to fully impair this investment.  As of June 30, 2011, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

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

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate three primary business units:  the EchoStar Technologies business, the EchoStar Satellite Services business, and the Hughes business.

Hughes Acquisition

On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc., (the “Hughes Acquisition”), pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock and vested stock options of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  The funding of the Hughes Acquisition was supported by the issuance of $1.1 billion of senior secured notes and $900 million of senior unsecured notes.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

EchoStar Technologies Business

Our EchoStar Technologies business designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content via a broadband Internet connection.  Most of our digital set-top boxes are sold to DISH Network Corporation (“DISH Network”), but we also sell a significant number of digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) in Mexico and other international customers.

Our EchoStar Technologies business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services provided primarily to DISH Network.

We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets.  As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we are able to provide end-to-end pay-TV delivery systems incorporating our satellite and terrestrial backhaul capacity, customized digital set-top boxes and related components, and network design and management.

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our EchoStar Technologies business and we expect that for the foreseeable future DISH Network will continue to be the primary source of revenue for our EchoStar Technologies and our EchoStar Satellite Services businesses.  Therefore, our results of operations are, and will for the foreseeable future be, closely linked to the performance of DISH Network’s satellite pay-TV business.  In addition, while we expect to sell equipment to other customers, the number of potential new customers for our EchoStar Technologies business is small and may be limited by our common ownership and related management with DISH Network, and our current customer concentration is likely to continue for the foreseeable future.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three and six months ended June 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

The impact to us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as HD receivers and HD DVRs, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology or Slingbox placeshifting technology.  However, there can be no assurance that any of these factors will mitigate any decreases in sales to DISH Network.  In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

Additional Challenges for our EchoStar Technologies Business.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies business over the near term lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods.  However, there can be no assurance that we will be able to sustain or grow our international business.  In particular, we have noticed an increase in new market entrants, primarily located in Asia, that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors.  The entry of these new competitors may result in pricing pressure in international markets that we hope to enter.  If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.

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

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Sustained economic weakness and volatile credit markets may cause certain suppliers that we rely on to cease operations, which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs. Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies business.  However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing.

EchoStar Satellite Services Business

Our EchoStar Satellite Services business uses ten of our owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of June 30, 2011, our EchoStar Satellite Services business had contracted revenue backlog attributable to satellites currently in orbit of approximately $928 million and contracted backlog attributable to satellites under construction of $1.1 billion which provides significant visibility into future revenue.

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our EchoStar Satellite Services business.  Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s satellite pay-TV business.

While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  Possible adverse effects on the EchoStar Technologies business from DISH Network’s higher than normal inventory balance of digital set-top boxes and related components and a possible decline in gross subscriber additions, as previously disclosed, are not expected to materially impact the revenue generated within the EchoStar Satellite Services business in the near term.

In addition, because the number of potential new customers for our EchoStar Satellite Services business is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us.  Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.

Additional Challenges for our EchoStar Satellite Services Business.  Our ability to expand revenues in the EchoStar Satellite Services business will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers.  As a result, to grow our EchoStar Satellite Services business we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers.  However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

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

Hughes Business

Our Hughes business provides broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the consumer market.  Our Hughes business also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

In June 2009, Hughes Communications entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture our next-generation, geostationary high throughput satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We anticipate launching Jupiter in the first half of 2012.

In August 2010, Hughes Communications was awarded $59 million from the U.S. Government as the only recipient of a national award under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009.  This award is part of the U.S. Government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide.  We began to offer services to customers under this program in October 2010.

As of June 30, 2011, we had 626,000 customers that subscribe to our consumer and small/medium enterprise service.  In addition, as of June 30, 2011, our Hughes business had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market of approximately $1.123 billion, which provides significant visibility into future revenue.

An additional focus in this business will be growth in revenue in the enterprise business, both domestically and internationally.

Additional Challenges for our Hughes Business.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and successful launch and deployment of our Jupiter satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including WildBlue, following its commencement of service on the ViaSat-1 satellite scheduled for launch in the second half of 2011.

For further information about the risks related to the Hughes Acquisition, please see Item 1A.  Risk Factors.

International DTH Platforms

During 2008, we entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We sold $17 million of digital set-top boxes and related accessories and $2 million of satellite services to Dish Mexico during the three months ended June 30, 2011.  We sold $27 million of digital set-top boxes and related accessories and $4 million of satellite services to Dish Mexico during the six months ended June 30, 2011.

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

Move Networks Acquisition

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

Adverse Economic Conditions

Our ability to grow or maintain our business may be adversely affected by weak global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate.  Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our businesses, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships.  These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all.  In particular, volatile credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may increase our cost of financing and impair our liquidity position.  In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

Furthermore, unfavorable events in the economy, including deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV, Dish Mexico and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending, which would also have an adverse effect on our Hughes business.

Future Capital Sources

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our investment needs.  Since we depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the six months ended June 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Risks

Our profitability is affected by our noncurrent marketable investment securities portfolio as of June 30, 2011 of $831 million, of which $675 million was accounted for at fair value and represented our investments in TerreStar Corporation and TerreStar Networks, Inc. (“TerreStar Networks”).  The fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the six months ended June 30, 2011 and 2010, we recorded an $8 million gain and a $44 million gain on these investments, respectively.  TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.  Our investments in TerreStar Corporation and TerreStar Networks are highly speculative and have experienced and continue to experience volatility associated with their fair values.  The value of our investments in TerreStar Networks is determined using Level 3 inputs under the fair value hierarchy.  In estimating those fair values, we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models, which include the use of option pricing and discounted cash flow techniques or a liquidation based method.  The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors.  We are continuing to evaluate the effect of developments in the bankruptcy cases on the fair value of our investment in TerreStar Networks and TerreStar Corporation.  See Note 4 under “Investments in TerreStar” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue.  “Equipment revenue” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other international and domestic customers, including sales of Slingboxes and related hardware products.  “Equipment revenue” also includes the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

Services and other revenue.  “Services and other revenue” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.  “Services and other revenue” also includes the sale of enterprise and consumer broadband services, as well as maintenance and other contracted services.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other international and domestic customers, including costs associated with Slingboxes and related hardware products.  “Cost of sales — equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Cost of sales - services and other.  “Cost of sales — services and other” principally includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.  “Cost of sales — services and other” also includes the cost of broadband services sold to customers in our enterprise and consumer markets, as well the cost of providing maintenance and other contracted services.

Research and development expenses.  “Research and development expenses” consist primarily of costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

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

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Equipment revenue	$107,670	$86,863	$20,807	24.0
Equipment revenue - DISH Network	270,629	382,839	(112,210)	(29.3)
Services and other revenue	77,716	14,541	63,175	NM
Services and other revenue - DISH Network	128,218	118,806	9,412	7.9
Total revenue	584,233	603,049	(18,816)	(3.1)

Costs and Expenses:
Cost of sales - equipment	317,294	404,000	(86,706)	(21.5)
% of Total equipment revenue	83.9%	86.0%
Cost of sales - services and other	92,795	60,420	32,375	53.6
% of Total services and other revenue	45.1%	45.3%
Research and development expenses	11,082	12,391	(1,309)	(10.6)
% of Total revenue	1.9%	2.1%
Selling, general and administrative expenses	46,182	37,899	8,283	21.9
% of Total revenue	7.9%	6.3%
Depreciation and amortization	71,059	57,026	14,033	24.6
Total costs and expenses	538,412	571,736	(33,324)	(5.8)

Operating income (loss)	45,821	31,313	14,508	46.3

Other Income (Expense):
Interest income	2,135	3,843	(1,708)	(44.4)
Interest expense, net of amounts capitalized	(12,782)	(10,206)	(2,576)	(25.2)
Unrealized and realized gains (losses) on marketable investment securities and other investments	9,041	(21,468)	30,509	NM
Unrealized gains (losses) on investments accounted for at fair value, net	4,494	(22,021)	26,515	NM
Other, net	(20,557)	(6,559)	(13,998)	NM
Total other income (expense)	(17,669)	(56,411)	38,742	68.7

Income (loss) before income taxes	28,152	(25,098)	53,250	NM
Income tax (provision) benefit, net	(9,578)	(16,379)	6,801	41.5
Effective tax rate	34.0%	(65.3)%
Net income (loss)	18,574	(41,477)	60,051	NM
Less: Net income (loss) attributable to noncontrolling interest	92	—	92	NM
Net income (loss) attributable to EchoStar common shareholders	$18,482	$(41,477)	$59,959	NM

Other Data:
EBITDA	$109,766	$38,291	$71,475	NM

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue.  “Equipment revenue” totaled $108 million during the three months ended June 30, 2011, an increase of $21 million or 24.0% compared to the same period in 2010.  This increase was primarily driven by the Hughes Acquisition, which contributed revenue from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.  This increase was partially offset by a decrease in sales to Dish Mexico which resulted from a decline in the number of units sold compared to the same period in 2010.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $271 million during the three months ended June 30, 2011, a decrease of $112 million or 29.3% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes, partially offset by an increase in the average revenue per unit due to a change in sales mix.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our EchoStar Technologies business and the source of a significant portion of our total revenue.  Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012, although DISH Network has no obligation to purchase digital set-top boxes from us during or after this period.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended June 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Services and other revenue. “Services and other revenue” totaled $78 million during the three months ended June 30, 2011, an increase of $63 million compared to the same period in 2010.  This increase was primarily driven by the Hughes Acquisition, which contributed revenue from the sale of broadband services to customers in our enterprise and consumer markets and from maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $317 million during the three months ended June 30, 2011, a decrease of $87 million or 21.5% compared to the same period in 2010.  This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network and Dish Mexico, partially offset by an increase in costs as a result of the Hughes Acquisition, including the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.  “Cost of sales — equipment” represented 83.9% and 86.0% of total equipment sales for the three months ended June 30, 2011 and 2010, respectively.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $93 million during the three months ended June 30, 2011, an increase of $32 million or 53.6% compared to the same period in 2010.  This change primarily resulted from an increase in costs as a result of the Hughes Acquisition, including the cost of broadband services sold to customers in our enterprise and consumer markets and from maintenance and other contracted services.  “Cost of sales — services and other” represented 45.1% and 45.3% of total services and other revenue for the three months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $46 million during the three months ended June 30, 2011, an increase of $8 million or 21.9% compared to the same period in 2010.  This change primarily resulted from an increase in marketing and advertising expenses and other ongoing general and administrative expenses primarily associated with the Hughes Acquisition.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $71 million during the three months ended June 30, 2011, a $14 million or 24.6% increase compared to the same period in 2010.  The change in “Depreciation and amortization” expense was related to an increase in depreciation expense on equipment, satellites and intangibles primarily associated with the Hughes Acquisition.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Unrealized and realized gains (losses) on marketable investment securities and other investments. “Unrealized and realized gains (losses) on marketable investment securities and other investments” for the three months ended June 30, 2011 was a net gain of $9 million, a $31 million increase compared to the same period in 2010.  This change primarily resulted from a $9 million gain related to the sale of marketable and other investment securities during the three months ended June 30, 2011 and $21 million in impairment charges on our marketable and other investment securities during the same period in 2010.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the three months ended June 30, 2011 was a net gain of $4 million compared to a loss of $22 million during the same period in 2010.  This change is attributable to an increase in fair value related to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Other, net.  “Other, net” expense totaled $21 million for the three months ended June 30, 2011, an increase of $14 million compared to the same period in 2010.  This increase primarily resulted from transaction costs related to the Hughes Acquisition, partially offset by equity in earnings of our equity method investments and the gain associated with the reduction in the capital lease payments for the AMC-16 satellite.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $110 million during the three months ended June 30, 2011, an increase of $71 million compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$109,766	$38,291
Interest expense, net	(10,647)	(6,363)
Income tax (provision) benefit, net	(9,578)	(16,379)
Depreciation and amortization	(71,059)	(57,026)
Net income (loss) attributable to EchoStar common shareholders	$18,482	$(41,477)

EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

Income tax (provision) benefit, net.  The income tax provision totaled $10 million during the three months ended June 30, 2011, a decrease of $7 million compared to the same period in 2010.  This change resulted from an increase in “Income (loss) before income taxes,” and an increase in our effective tax rate.  Our effective tax rate for the three months ended June 30, 2010 was impacted by changes in our valuation allowance against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders.  Our net income attributable to EchoStar common shareholders was $18 million during the three months ended June 30, 2011, an increase of $60 million compared to the same period in 2010.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Equipment revenue	$173,579	$198,566	$(24,987)	(12.6)
Equipment revenue - DISH Network	542,755	768,687	(225,932)	(29.4)
Services and other revenue	98,300	29,010	69,290	NM
Services and other revenue - DISH Network	249,425	233,866	15,559	6.7
Total revenue	1,064,059	1,230,129	(166,070)	(13.5)

Costs and Expenses:
Cost of sales - equipment	610,678	826,208	(215,530)	(26.1)
% of Total equipment revenue	85.3%	85.4%
Cost of sales - services and other	154,255	117,853	36,402	30.9
% of Total services and other revenue	44.4%	44.8%
Research and development expenses	19,941	24,625	(4,684)	(19.0)
% of Total revenue	1.9%	2.0%
Selling, general and administrative expenses	94,443	74,689	19,754	26.4
% of Total revenue	8.9%	6.1%
Depreciation and amortization	128,073	114,675	13,398	11.7
Total costs and expenses	1,007,390	1,158,050	(150,660)	(13.0)

Operating income (loss)	56,669	72,079	(15,410)	(21.4)

Other Income (Expense):
Interest income	4,812	5,689	(877)	(15.4)
Interest expense, net of amounts capitalized	(12,320)	(21,801)	9,481	43.5
Unrealized and realized gains (losses) on marketable investment securities and other investments	9,706	(22,005)	31,711	NM
Unrealized gains (losses) on investments accounted for at fair value, net	7,798	43,807	(36,009)	(82.2)
Other, net	(13,566)	(8,230)	(5,336)	(64.8)
Total other income (expense)	(3,570)	(2,540)	(1,030)	(40.6)

Income (loss) before income taxes	53,099	69,539	(16,440)	(23.6)
Income tax (provision) benefit, net	(17,366)	(39,270)	21,904	55.8
Effective tax rate	32.7%	56.5%
Net income (loss)	35,733	30,269	5,464	18.1
Less: Net income (loss) attributable to noncontrolling interest	87	—	87	NM
Net income (loss) attributable to EchoStar common shareholders	$35,646	$30,269	$5,377	17.8

Other Data:
EBITDA	$188,593	$200,326	$(11,733)	(5.9)

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue.  “Equipment revenue” totaled $174 million during the six months ended June 30, 2011, a decrease of $25 million or 12.6% compared to the same period in 2010.  This change primarily related to a decrease in sales to Bell TV and Dish Mexico which resulted from a decline in the number of units sold, partially offset by an increase in the average revenue per unit compared to the same period in 2010.  This decrease was partially offset by an increase in revenue as a result of the Hughes Acquisition, which contributed revenue from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $543 million during the six months ended June 30, 2011, a decrease of $226 million or 29.4% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Services and other revenue. “Services and other revenue” totaled $98 million during the six months ended June 30, 2011, an increase of $69 million compared to the same period in 2010.  This increase was primarily driven by the Hughes Acquisition, which contributed revenue from the sale of broadband services to customers in our enterprise and consumer markets and from maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $611 million during the six months ended June 30, 2011, a decrease of $216 million or 26.1% compared to the same period in 2010.  This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network and Dish Mexico, partially offset by an increase in costs as a result of the Hughes Acquisition, including the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.  “Cost of sales — equipment” represented 85.3% and 85.4% of total equipment sales for the six months ended June 30, 2011 and 2010, respectively.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $154 million during the six months ended June 30, 2011, an increase of $36 million or 30.9% compared to the same period in 2010.  This change primarily resulted from an increase in costs as a result of the Hughes Acquisition, including the cost of broadband services sold to customers in our enterprise and consumer markets, and maintenance and other contracted services.  “Cost of sales — services and other” represented 44.4% and 44.8% of total services and other revenue for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $94 million during the six months ended June 30, 2011, an increase of $20 million or 26.4% compared to the same period in 2010.  This change primarily resulted from an increase in marketing and advertising expenses and other general and administrative expenses primarily associated with the Hughes Acquisition.

Unrealized and realized gains (losses) on marketable investment securities and other investments.  “Unrealized and realized gains (losses) on marketable investment securities and other investments” for the six months ended June 30, 2011 was a net gain of $10 million, a $32 million increase compared to the same period in 2010.  This change primarily resulted from a $10 million gain related to the sale of marketable and other investment securities during 2011 and $22 million in impairment charges on our marketable and other investment securities during 2010.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the six months ended June 30, 2011 was a net gain of $8 million compared to $44 million during the same period in 2010.  This change is attributable to a decrease in fair value related to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $189 million during the six months ended June 30, 2011, a decrease of $12 million compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months
	Ended June 30,
	2011	2010
	(In thousands)
EBITDA	$188,593	$200,326
Interest expense, net	(7,508)	(16,112)
Income tax (provision) benefit, net	(17,366)	(39,270)
Depreciation and amortization	(128,073)	(114,675)
Net income (loss) attributable to EchoStar common shareholders	$35,646	$30,269

EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

Income tax (provision) benefit, net.  The income tax provision totaled $17 million during the six months ended June 30, 2011, a decrease of $22 million compared to the same period in 2010.  This change resulted from a decrease in “Income (loss) before income taxes” and a decrease in our effective tax rate.  Our effective tax rate for the six months ended June 30, 2010 was impacted by changes in our valuation allowance against certain deferred tax assets that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders.  Our net income attributable to EchoStar common shareholders was $36 million during the six months ended June 30, 2011, an increase of $5 million compared to the same period in 2010.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2011, our cash, cash equivalents and current marketable investment securities totaled $1.009 billion compared to $1.131 billion as of December 31, 2010, a decrease of $122 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily related to the purchase of strategic investments of $2.147 billion, partially offset by cash generated from operations of $128 million and the net proceeds of $1.944 billion related to our 6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of June 30, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $180 million and $396 million, respectively.

As of June 30, 2011, we held debt and equity investments in TerreStar Corporation and TerreStar Networks of $675 million.  On June 14, 2011, Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network, entered into an asset purchase agreement (the “TerreStar Purchase Agreement”) with TerreStar Networks and certain of its subsidiaries pursuant to which upon closing of the transaction, Gamma will acquire substantially all of the assets of TerreStar Networks and its subsidiaries (the “Debtors”) for a purchase price of $1.375 billion and will agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  We expect that these proceeds will be used to repay our investment in TerreStar.

Consummation of the TerreStar Purchase Agreement is subject to customary closing conditions, including governmental and regulatory approvals.  Moreover, Gamma has agreed that, while funding of the purchase price remains subject to certain conditions, funding is not conditioned upon receipt of approvals from the FCC or the Canadian Department of Industry.  However, there can be no guarantee that the transactions contemplated by the TerreStar Purchase Agreement will be consummated or that we will receive, in whole or in part, the amounts owed to us by the Debtors.

The following discussion highlights our cash flow activities during the six months ended June 30, 2011.

Cash Flow

Cash flows from operating activities

For the six months ended June 30, 2011, we reported “Net cash flows from operating activities” of $128 million.  This amount is primarily comprised of $36 million of net income and $128 million of non-cash charges for “Depreciation and amortization” expense, partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

For the six months ended June 30, 2011, we reported “Net cash outflows from investing activities” of $1.884 billion, which was primarily related to the Hughes Acquisition of $2.090 billion, net of cash received, and capital expenditures of $123 million, partially offset by the net sales of marketable investment securities of $363 million.  The capital

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

expenditures include $61 million of satellite related capital expenditures and $62 million of other corporate capital expenditures.

Cash flows from financing activities

For the six months ended June 30, 2011, we reported “Net cash flows from financing activities” of $1.945 billion primarily resulting from proceeds received of $1.944 billion from the issuance of debt, net of deferred financing costs.

Contractual Obligations

As of June 30, 2011, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$2,013,112	$3,857	$2,618	$1,744	$1,442	$1,277	$2,002,174
Capital lease obligations	392,494	26,575	56,358	61,578	63,629	11,961	172,393
Interest expense on long-term debt and capital lease obligations	1,483,296	95,216	174,337	169,046	163,328	159,686	721,683
Satellite-related obligations	1,345,763	272,632	254,790	137,057	103,180	84,893	493,211
Operating lease obligations	64,387	12,463	19,364	12,924	8,099	5,361	6,176
Purchase and other obligations	433,008	431,636	659	510	203	—	—
Payments in connection with acquisitions	34,813	13,044	10,823	6,814	4,132	—	—
Total	$5,766,873	$855,423	$518,949	$389,673	$344,013	$263,178	$3,395,637

Future commitments related to satellites, including two satellite launch contracts, are included in the table above under “Satellite-related obligations.”  The future commitments associated with the QuetzSat-1 satellite, which is under construction, are currently included in “Satellite-related obligations” but will be reclassified to “Capital lease obligations” when the satellite is placed into service later this year.

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations, transitional service agreements and transponder lease agreements.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  These purchase obligations will be paid from 2011 through 2014.

The table above does not include $33 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of June 30, 2011.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Satellite-Related Obligations

Satellites Under Construction.  As of June 30, 2011, we had entered into the following contracts to construct new satellites which are contractually scheduled to be completed within the next two years.

•      QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  QuetzSat-1 is expected to be launched during the third quarter of 2011 and will operate at the 77 degree orbital location.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

satellite from us.  As of June 30, 2011, the remaining obligation related to QuetzSat-1 of $289 million, including launch insurance, is included in the table above.

•      EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of June 30, 2011, the remaining obligation related to EchoStar XVI of $111 million, including the launch contract, is included in the table above.

•      Jupiter.  During June 2009, Hughes Communications entered into an agreement with SS/L for the construction of Jupiter, which is expected to launch in the first half of 2012.  Barrett Xplore Inc. (“Barrett”) has agreed to lease user beams designed to operate in Canada, which represents a portion of the capacity available on the Jupiter satellite.  As of June 30, 2011, the remaining obligation related to Jupiter of $135 million, including the launch contract, is included in the table above.

Off-Balance Sheet Arrangements

Aside from the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedging or speculative purposes.

As of June 30, 2011, we had $22 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $6 million was secured by restricted cash; $1 million related to insurance bonds; and $15 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

We currently have $6 million of hedge contracts in place to partially mitigate foreign exchange risk.  We evaluate hedging from time to time but there can be no assurance that we will not enter into additional hedge contracts, among other things, in the future to mitigate our foreign exchange risk.

Availability of Credit

On June 1, 2011, we issued $1.1 billion aggregate principal amount of our eight-year, 6 1/2% Senior Secured Notes due June 15, 2019 at an issue price of 100.0%.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.  In addition, on June 1, 2011, we issued $900 million aggregate principal amount of our ten-year, 7 5/8% Senior Notes due June 15, 2021 at an issue price of 100.0%.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.  As discussed below, certain of our debt covenants may limit us from raising additional capital on acceptable terms or at all.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the six months ended June 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network will continue to purchase fewer digital set-top boxes and related components from us in 2011 than it purchased during 2010.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

addition, we currently have three satellites under construction, QuetzSat-1, EchoStar XVI and Jupiter.  The expected future payments related to these satellites are $535 million.  As a result, there can be no assurances that we will always have positive cash flows from operations and should our cash flows turn negative, our existing cash and marketable investment securities balances may be reduced.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.

Stock Repurchases

On November 3, 2010, our Board of Directors extended the plan and authorized an increase in the maximum dollar value of shares that may be repurchased under the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.  As of June 30, 2011, we may repurchase up to $500 million under this plan.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.  The information presented below updates, and should be read in conjunction with, the critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business Combinations.  When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.

The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $1.009 billion.  Of that amount, a total of $764 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our June 30, 2011 current non-strategic investment portfolio of $764 million, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $9 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2011 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of less than $1 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $245 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $25 million in the fair value of these investments.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2011, we had $23 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our June 30, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of June 30, 2011, we had $831 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting.  Of this amount, $675 million relates to our investments in TerreStar Networks and TerreStar Corporation which are accounted for under the fair value method.  TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $68 million in the fair value of these investments.  The remaining amount of our other investment securities portfolio of $156 million is accounted for under the cost and/or equity methods of accounting.  A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $16 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies, including U.S. dollars, and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2011, we had an estimated $23 million of foreign currency denominated receivables and payables outstanding, and $6 million of hedge contracts in place to partially mitigate foreign currency risk.  The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of June 30, 2011.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $11 million as of June 30, 2011.

Long-Term Debt

As of June 30, 2011, we had long-term debt of $2.013 billion on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.046 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates, however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

would increase the fair value of our debt by approximately $93 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of June 30, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Derivative Financial Instruments

While in general we do not use derivative financial instruments for hedging or speculative purposes, we currently have $6 million of hedge contracts in place to partially mitigate foreign exchange risk.  We evaluate hedging from time to time but there can be no assurance that we will not enter into additional hedge contracts, among other things, in the future to mitigate our foreign exchange risk.

Item 4.    CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

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

Changes in internal control over financial reporting

On June 8, 2011, we completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of legal proceedings in which we are involved, to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made, if accruals are not appropriate.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

PART II — OTHER INFORMATION - Continued

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

PART II — OTHER INFORMATION - Continued

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

NorthPoint Technology

On July 2, 2009, NorthPoint Technology, Ltd filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the ‘636 patent).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  The plaintiff has appealed.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola, Inc. settled with PMC leaving DISH Network and us as the only defendants.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the United States District Court for the Middle District of Florida alleging infringement of United States Patent No. 7,277,398.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunication network.  The action has been transferred to the United States District Court for the District of Colorado.

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

Under the settlement agreement, all pending litigation will be dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network will be dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network will be responsible for the initial payment to TiVo, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

PART II — OTHER INFORMATION - Continued

In addition, under the settlement agreement, TiVo granted us a license under its ‘389 patent and certain related patents, for the remaining life of those patents, solely to design and make certain DVR-enabled products for DISH Network and two international customers.  We granted TiVo a license under certain DVR-related patents held by us for TiVo-branded, co-branded and ingredient branded products.

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

General Risks Affecting Our Business

Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial majority of our revenue comes from providers of pay-TV services that in turn derive a substantial majority of their revenue from residential customers whose spending is affected by economic uncertainty.  Our business also depends on the economic health and willingness of its customers and potential customers to make and adhere to capital and financial commitments to purchase its products and services.  Economic weakness and uncertainty persisted during 2010.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect our EchoStar Technologies business and providers of pay-TV services and the telecommunications industry.  In particular, the weak economic conditions may result in the following:

•                  Decreased Demand and Increased Pricing Pressure.  Subscribers to pay-TV services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay-TV providers that include set-top box equipment manufactured by us.  Increased pricing pressures, which may result in reduced margins for pay-TV providers, including DISH Network, Bell TV and Dish Mexico, our primary customers, may reduce demand for high-end digital set top boxes on which we earn higher gross margins.  Furthermore, pay-TV providers may increasingly look to make purchases from foreign set-top box suppliers primarily located in Asia with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of weak economic conditions.  In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the conditions in the U.S. and world economic markets continue to be volatile or deteriorate further or if the telecommunications industry experiences future weaknesses, we could experience reduced demand for, and pricing pressure on, our products and services.

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

Risks Affecting Our EchoStar Satellite Services and Hughes Businesses

We may not be able to compensate for any failure of our Hughes segment’s satellites.

There is no assurance that the SPACEWAY 3 and Jupiter satellites will not suffer anomalies.  If the enhanced features of the SPACEWAY 3 or Jupiter satellite designs do not function to their specifications, we may not be able to offer the functionality or throughput of service that we expect for these satellites.  Any failure on our Hughes segment’s part to perform our VSAT service contracts or provide satellite broadband access as a result of satellite failures could result in: (i) a loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of our long-term contracts; (iii) inability to continue with our subscription-

PART II — OTHER INFORMATION - Continued

based customers; (iv) incurring additional expenses to reposition customer antennas to alternative satellites; and (v) damaging our reputation, which could negatively affect our ability to retain existing customers or to gain new business. The cancellation of long-term contracts due to service disruptions is an exception to the generally non-cancelable nature of our contracts, and such cancellation would reduce our revenue backlog.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the Jupiter satellite, which further limits the launch opportunities for the Jupiter satellite.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenues.  If we decide not to procure launch insurance on future satellites, or we decide to procure launch insurance but we are unable to do so or are unable to obtain launch insurance at rates we deem commercially reasonable, and a significant launch failure were to occur, it could have a material adverse effect on our ability to generate revenues and fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our satellites fails.

Generally, we do not carry launch or in-orbit insurance on the satellites we use, other than for SPACEWAY 3.  We currently do not carry in-orbit insurance on any of our satellites, other than for SPACEWAY 3, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit satellites fail, we could be required to record significant impairment charges.

The enterprise network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our enterprise groups.

We operate in a highly competitive enterprise network communications industry in the sale and lease of our products and services.  This industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  We face competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable Internet build-out.  It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines.  We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting small and medium businesses and smaller independent systems integrators on procurement projects.

PART II — OTHER INFORMATION - Continued

The consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in the consumer market.  Following the launch of ViaSat-1 by WildBlue and prior to the launch of Jupiter, we may not remain competitive with WildBlue.

We face competition in our consumer group primarily from DSL and cable Internet service providers.  Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services in competition with ours in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

Our primary competitor for consumer satellite Internet access services is WildBlue Communications, Inc. (“WildBlue”), which is owned by Viasat, Inc. (“ViaSat”).  Currently, we believe that we have available capacity for expansion in all of our markets and expect this to be an advantage over WildBlue until the second half of 2011, when ViaSat has publicly stated that it expects to launch ViaSat-1, a new next-generation satellite for use by WildBlue.  However, following the launch of ViaSat-1 by WildBlue and prior to the launch of Jupiter, WildBlue may be in a better position economically to offer faster connection speeds than us, and there can therefore be no assurance that our product offerings will remain competitive with those of WildBlue prior to the launch of Jupiter.  As discussed above, there can be no assurance that the expected launch of Jupiter in the first half of 2012 will not be delayed or will not fail.

If we are unable to develop, introduce and market new products, applications and services on a cost-effective and timely basis, or if we are unable to sell our new products and services to existing and new customers, our business could be adversely affected.

The network communications market is characterized by rapid technological changes, frequent new product introductions and evolving industry standards.  If we fail to develop new technology or keep pace with significant industry technological changes, our existing products and technology could be rendered obsolete.  Even if we keep up with technological innovation, it may not meet the demands of the network communications market.  For example, our large enterprise customers may only choose to renew services with us at substantially lower prices or for a decreased level of service.  Many of our large enterprise customers have existing networks available to them and may opt to find alternatives to our VSAT services or may renew with us solely as a backup network.  If we are unable to respond to technological advances on a cost-effective and timely basis, or if our products or applications are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations.  Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems.  Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.  We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.

PART II — OTHER INFORMATION - Continued

We are dependent upon suppliers of components, manufacturing outsourcing, installation, and customer service, and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•                  Components.  A limited number of suppliers manufacture some of the key components required to build our VSATs.  These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.

•                  Commodity Price Risk.  All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months.  Fluctuations in pricing of raw materials have the ability to affect our product costs.  Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

•                  Manufacturing outsourcing.  While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•                  Installation and customer support service.  Each of our North American and international operations utilizes a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite.  If future demand does not meet our expectations, we will be committed to maintaining excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations.  Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America.  In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and Jupiter are unable to satisfy the associated demand.

PART II — OTHER INFORMATION - Continued

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and our quality control procedures.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; and (vi) the issuance of credits to customers and other losses to us, our customers or end users.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability.

We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers.  This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers.  If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties.  In addition, the FCC is considering substantial changes to its Universal Service Fund contribution and distribution rules.  These changes could impact our future contribution obligations and those of third parties that provide communication services to our business.  Any such change to the Universal Service Fund contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the Universal Service Fund distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

PART II — OTHER INFORMATION - Continued

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for approximately 17.6% and 15.9% of our revenues for the three and six months ended June 30, 2011, respectively, and 13.9% and 16.0% during the three and six months ended June 30, 2010, respectively.  We expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations.  Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•                  Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.  We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the United States from our subsidiaries and joint venture entities. We may also be limited in our ability to distribute or access our assets by the governing documents pertaining to such entities. In such event, we will not have access to the cash flow and assets of our joint ventures.

•                  Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•                  We face significant competition in our international markets.  Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware revenues in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•                  Changes in exchange rates between foreign currencies and the United States dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales.  In addition, we sell our products and services and acquires supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

•                  Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war.  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

•                 Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors.  Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider.  We face competition from these favored and entrenched companies in countries that have not deregulated.  The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of our business in these regions.

•                  Customer credit risks.  Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in the foreign countries in which we operate.

PART II — OTHER INFORMATION - Continued

The pro forma financial information presented in this Form 10-Q and our Form 8-K/A filed on August 5, 2011 is for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations in the future.

The pro forma financial information contained in this Form 10-Q is presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the acquisition for several reasons.  For example, the pro forma financial information has been derived from the historical financial statements of EchoStar and Hughes Communications and certain adjustments and assumptions have been made regarding the combined company after giving effect to the acquisition and related financing transactions.  The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy.  Moreover, the pro forma financial information does not reflect all costs that are expected to be incurred by the combined company in connection with the transaction.  For example, the impact of any incremental costs incurred in integrating the two companies is not reflected in the pro forma financial information.  As a result, the actual financial condition and results of operations of the combined company following the transaction may not be consistent with, or evident from, this pro forma financial information.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations following the transaction.  Any potential deterioration in the combined company’s financial condition or results of operations may cause investments in the combined company to decline in value.

We have substantial debt outstanding and may incur additional debt.

As of June 30, 2011, our total debt, including the debt of our subsidiaries, was $2.406 billion.  Our debt levels could have significant consequences, including:

•                  making it more difficult to satisfy our obligations;

•                  having a dilutive effect on our outstanding equity capital or future earnings;

•                  increasing our vulnerability to general adverse economic conditions, including changes in interest rates;

•                  limiting our ability to obtain additional financing;

•                  requiring us to devote a substantial portion of our available cash and cash flow to make interest and principal payments on our debt, thereby reducing the amount of available cash for other purposes;

•                  limiting our financial and operating flexibility in responding to changing economic and competitive conditions; and

•                  placing us at a disadvantage compared to our competitors that have relatively less debt.

In addition, we may incur substantial additional debt in the future.  The terms of the indentures relating to our senior notes permit us to incur additional debt.  If new debt is added to our current debt levels, the risks we now face could intensify.

PART II — OTHER INFORMATION - Continued

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2011 through June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2011	—	$—	—	$500,000
May 1 - May 31, 2011	—	$—	—	$500,000
June 1 - June 30, 2011	—	$—	—	$500,000
Total	—	$—	—	$500,000

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

PART II — OTHER INFORMATION - Continued

Item 6.    EXHIBITS

(a)       Exhibits.

10.1☐

Memorandum of Understanding, dated May 6, 2011 by and among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada.**

10.2☐	Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network.

10.3*

Indenture, relating to the Secured Notes, dated as of June 1, 2011, among EH Holding Corporation (“EHHC”), a wholly-owned subsidiary of EchoStar Corporation, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of EchoStar Corporation filed June 2, 2011, Commission File No. 001-33807).

10.4*

Indenture, relating to the Unsecured Notes, dated as of June 1, 2011, among EHHC, a wholly-owned subsidiary of EchoStar, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed June 2, 2011, Commission File No. 001-33807).

10.5*

Registration Rights Agreement, dated as of June 1, 2011, among EHHC, the guarantors named on the signature pages thereto and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of EchoStar Corporation filed June 2, 2011, Commission File No. 001-33807).

10.6*

Security Agreement, dated as of June 8, 2011, among EHHC, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K of EchoStar Corporation filed June 9, 2011, Commission File No. 001-33807).

10.7*

Supplemental Indenture, relating to the Secured Notes, dated as of June 8, 2011, among EHHC, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K of EchoStar Corporation filed June 9, 2011, Commission File No. 001-33807).

10.8*

Supplemental Indenture, relating to the Unsecured Notes, dated as of June 8, 2011, EHHC, a wholly-owned subsidiary of EchoStar, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K of EchoStar Corporation filed June 9, 2011, Commission File No. 001-33807).

10.9*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 10-Q of TiVo Inc filed June 6, 2011, Commission File No. 000-27141).

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

PART II — OTHER INFORMATION - Continued

101***

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

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

Date: August 9, 2011