Form 10-Q
period 2011-09-30
EchoStar CORP
filed 2011-11-07
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

As of October 31, 2011, the registrant’s outstanding common stock consisted of 38,862,181 shares of Class A common stock and 47,687,039 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

	Disclosure Regarding Forward-Looking Statements	i

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	68

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Removed and Reserved)	None

Item 5.	Other Information	None

Item 6.	Exhibits	75

	Signatures	76

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

•                  The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against Digital Subscriber Line (“DSL”), cable service providers, telecommunications providers and other satellite broadband providers in the consumer market.  Following the launch of ViaSat-1 by WildBlue Communications, Inc. (“WildBlue”) and prior to the launch of Jupiter, we may not remain competitive with WildBlue.

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

•                  The pro forma financial information presented in this Form 10-Q is for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations in the future.

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

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$640,806	$141,814
Marketable investment securities	795,669	989,086
Trade accounts receivable, net of allowance for doubtful accounts of $11,846 and $7,644, respectively	220,030	42,247
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	308,763	238,997
Inventory	99,655	30,433
Other current assets	118,492	92,890
Total current assets	2,183,415	1,535,467

Noncurrent Assets:
Restricted cash and marketable investment securities	20,616	17,426
Property and equipment, net of accumulated depreciation of $1,931,957 and $1,766,290, respectively	2,305,073	1,263,303
FCC authorizations	469,810	69,810
Intangible assets, net	518,625	158,994
Goodwill	539,955	6,457
Marketable and other investment securities	277,944	725,588
Other noncurrent assets, net	147,680	64,975
Total noncurrent assets	4,279,703	2,306,553
Total assets	$6,463,118	$3,842,020

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$254,521	$145,203
Trade accounts payable - DISH Network	17,966	14,155
Deferred revenue and other	68,766	4,683
Accrued interest	46,731	131
Accrued expenses and other	195,874	77,464
Deferred tax liabilities	54,212	64,121
Current portion of long-term debt and capital lease obligations	58,323	53,060
Total current liabilities	696,393	358,817

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	2,339,316	359,825
Deferred tax liabilities	330,448	75,840
Long-term deferred revenue and other long-term liabilities	76,175	34,348
Total long-term obligations, net of current portion	2,745,939	470,013
Total liabilities	3,442,332	828,830

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 44,393,299 and 43,103,166 shares issued, 38,860,981 and 37,570,848 shares outstanding, respectively	44	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,354,676	3,311,405
Accumulated other comprehensive income (loss)	127,380	188,982
Accumulated earnings (deficit)	(372,597)	(389,126)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,011,389	3,013,190
Noncontrolling interest	9,397	—
Total stockholders’ equity (deficit)	3,020,786	3,013,190
Total liabilities and stockholders’ equity (deficit)	$6,463,118	$3,842,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Equipment revenue	$151,613	$77,471	$325,192	$276,037
Equipment revenue - DISH Network	339,272	392,821	882,027	1,161,508
Services and other revenue	247,337	16,717	345,637	45,727
Services and other revenue - DISH Network	124,941	120,031	374,366	353,897
Total revenue	863,163	607,040	1,927,222	1,837,169

Costs and Expenses: (exclusive of depreciation shown separately below - Note 6)
Cost of sales - equipment	415,784	401,998	1,026,462	1,228,206
Cost of sales - services and other	173,973	62,295	328,228	180,148
Research and development expenses	14,561	11,645	34,502	36,270
Selling, general and administrative expenses	102,790	30,366	190,505	96,342
General and administrative expenses - DISH Network	5,669	3,942	12,397	12,655
Depreciation and amortization	128,120	58,191	256,193	172,866
Total costs and expenses	840,897	568,437	1,848,287	1,726,487

Operating income (loss)	22,266	38,603	78,935	110,682

Other Income (Expense):
Interest income	2,394	3,525	7,206	9,214
Interest expense, net of amounts capitalized	(33,061)	11,074	(45,381)	(10,727)
Unrealized and realized gains (losses) on marketable investment securities and other investments	4,169	(94)	13,875	(22,099)
Unrealized gains (losses) on investments accounted for at fair value, net	2,483	(21,087)	10,281	22,720
Other, net	(3,234)	1,439	(16,800)	(6,791)
Total other income (expense)	(27,249)	(5,143)	(30,819)	(7,683)

Income (loss) before income taxes	(4,983)	33,460	48,116	102,999
Income tax (provision) benefit, net	(13,864)	(28,309)	(31,230)	(67,579)
Net income (loss)	(18,847)	5,151	16,886	35,420
Less: Net income (loss) attributable to noncontrolling interest	270	—	357	—
Net income (loss) attributable to EchoStar common shareholders	$(19,117)	$5,151	$16,529	$35,420

Comprehensive Income (Loss):
Net income (loss)	$(18,847)	$5,151	$16,886	$35,420
Foreign currency translation adjustments	(11,067)	882	(11,511)	284
Unrealized holding gains (losses) on available-for-sale securities	(67,934)	31,883	(43,474)	78,779
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(4,168)	(95)	(6,617)	(92)
Comprehensive income (loss)	(102,016)	37,821	(44,716)	114,391
Less: Comprehensive income (loss) attributable to noncontrolling interest	270	—	357	—
Comprehensive income (loss) attributable to EchoStar common shareholders	$(102,286)	$37,821	$(45,073)	$114,391

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,507	85,158	86,100	85,040
Diluted	86,507	85,250	87,171	85,136

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$(0.22)	$0.06	$0.19	$0.42
Diluted net income (loss) per share attributable to EchoStar common shareholders	$(0.22)	$0.06	$0.19	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$16,886	$35,420
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	256,193	172,866
Equity in losses (earnings) of affiliates	(8,536)	7,962
Unrealized and realized (gains) losses on marketable investment securities and other investments	(13,875)	22,099
Unrealized (gains) losses on investments accounted for at fair value, net	(10,281)	(22,720)
Non-cash, stock-based compensation	11,558	10,542
Deferred tax expense (benefit)	17,264	29,993
Other, net	(227)	(3,928)
Change in noncurrent assets	(36)	15,700
Changes in current assets and current liabilities, net	(16,523)	(81,056)
Net cash flows from operating activities	252,423	186,878

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,578,463)	(1,683,091)
Sales and maturities of marketable investment securities	1,749,278	1,720,146
Purchases of property and equipment	(261,196)	(148,076)
Launch service assigned to DISH Network (Note 13)	—	102,913
Change in restricted cash and marketable investment securities	2,046	787
Acquisition of Hughes, net of cash acquired of $84,768	(2,089,845)	—
Purchase of strategic investments included in marketable and other investment securities	(72,774)	(46,389)
Proceeds from sale of strategic investments	567,303	—
Other, net	2,963	638
Net cash flows from investing activities	(1,680,688)	(53,072)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Repayment of long-term debt and capital lease obligations	(43,718)	(42,726)
Debt issuance costs	(57,597)	—
Class A common stock repurchases	—	(605)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	27,118	2,899
Other	2,401	—
Net cash flows from financing activities	1,928,204	(40,432)

Effect of exchange rates on cash and cash equivalents	(947)	—

Net increase (decrease) in cash and cash equivalents	498,992	93,374
Cash and cash equivalents, beginning of period	141,814	23,330
Cash and cash equivalents, end of period	$640,806	$116,704

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$31,988	$31,158
Capitalized interest	$31,777	$12,566
Cash received for interest	$8,957	$11,697
Cash paid for income taxes	$3,637	$14,601
Employee benefits paid in Class A common stock	$4,046	$3,814
Satellites and other assets financed under capital lease obligations	$27,279	$48,473
Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$6,616	$39,442
Capital expenditures included in accounts payable	$22,605	$16,827

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

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides broadband network services and systems to the domestic and international enterprise markets and satellite broadband Internet access to North American consumers.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Effective June 9, 2011, Hughes became a new business unit as a result of our acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and the results of operations of Hughes Communications are included in this report only as of such date.  See Note 10 for further discussion of the transaction.

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

Hughes Communications Acquisition

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

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 includes the results of operations for Hughes Communications from June 9, 2011 through September 30, 2011.  See the accounting policies below for changes related to the Hughes Acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition costs (“SAC”) amortization periods, allowances for doubtful accounts, allowance for sales returns, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the carrying value of our cash and cash equivalents; current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts; and current liabilities is equal to or approximates fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectibility is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales is generally recognized upon shipment to customers.  Revenue from digital broadcast operations and satellite services and other is recognized when the related services are performed.  Upfront fees collected in connection with the service arrangements for customers in our consumer market are deferred and recognized as service revenue over the estimated subscriber life.

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

Our Hughes business segment has a consumer rental program, which typically allows customers in our consumer market to rent equipment with a 24-month service contract.  Once the initial contract ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term.

In August 2010, Hughes Communications was awarded $59 million from the U.S. Government as the only recipient of a national award under the broadband stimulus programs established pursuant to the American Recovery and Reinvestment Act of 2009.  Under the broadband stimulus program, eligible customers in our consumer market generally have month-to-month service contracts and do not have to pay for the rental of the equipment.

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

Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory

Inventory is stated at the lower of cost or market value.  Our EchoStar Technologies business segment inventory cost is determined using the first-in, first-out (“FIFO”) method.  Our Hughes business segment principally uses standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the FIFO method.  Inventories are adjusted to net realizable value using management’s best estimates of future use.  In making its assessment of future use or recovery, management considers the aging and composition

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Subscriber Acquisition Costs

SAC is included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and, in certain cases, the cost of hardware and installation services provided to customers at the inception of service or the cost of services for activities related to the consumer rental program.  SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the contractual term as the related service revenue is earned.  We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, the ability to recover the equipment or charge an unreturned equipment fee, and/or the ability to charge an early termination fee.

Capitalized Software Costs

Software development costs are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” on our Condensed Consolidated Balance Sheets.  Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2010-08 to have a material impact on our financial position or results of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar common shareholders	$(19,117)	$5,151	$16,529	$35,420

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,507	85,158	86,100	85,040
Dilutive impact of stock awards outstanding	—	92	1,071	96
Diluted	86,507	85,250	87,171	85,136

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar common shareholders	$(0.22)	$0.06	$0.19	$0.42
Diluted net income (loss) per share attributable to EchoStar common shareholders	$(0.22)	$0.06	$0.19	$0.42

As of September 30, 2011 and 2010, there were stock awards to purchase 3.9 million and 5.8 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to a performance based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which is not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of September 30,
	2011	2010
	(In thousands)
Performance based options	673	698
Restricted Performance Units	90	94
Total	763	792

4.              Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash and other investment securities consist of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Marketable investment securities:
Current marketable investment securities - VRDNs	$178,785	$395,715
Current marketable investment securities - strategic	174,331	232,718
Current marketable investment securities - other	442,553	360,653
Total marketable investment securities - current	795,669	989,086
Restricted marketable investment securities (1)	164	1,337
Total	795,833	990,423

Restricted cash and cash equivalents (1)	20,452	16,089

Marketable and other investment securities - noncurrent:
Cost method	26,192	3,097
Equity method	111,480	109,366
Fair value method	140,272	613,125
Total marketable and other investment securities - noncurrent	277,944	725,588
Total marketable investment securities, restricted cash and other investment securities	$1,094,229	$1,732,100

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Current Marketable Investment Securities - Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of September 30, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and a significant portion of the value of that portfolio depends on the value of those issuers.

Current Marketable Investment Securities - Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

As of September 30, 2011 and December 31, 2010, we had accumulated net unrealized gains of $138 million and $188 million, both net of related tax effect, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any net deferred tax assets that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of September 30, 2011				As of December 31, 2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$178,785	$—	$—	$—	$395,715	$—	$—	$—
Other (including restricted)	442,717	92	(2,973)	(2,881)	375,814	1,154	(233)	921
Equity securities:
Other	174,331	140,455	—	140,455	218,894	186,745	—	186,745
Total marketable investment securities	$795,833	$140,547	$(2,973)	$137,574	$990,423	$187,899	$(233)	$187,666

As of September 30, 2011, restricted and non-restricted marketable investment securities included debt securities of $510 million with contractual maturities of one year or less and $112 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that the individual securities, accounted for as available-for-sale, have been in an unrealized loss position, aggregated by investment category.  We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are primarily related to temporary market fluctuations.

	As of September 30, 2011			As of December 31, 2010
	Investment Category			Investment Category
	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
	(In thousands)
Less than Six Months:
Fair value	$316,580	$—	$316,580	$26,358	$—	$26,358
Unrealized loss	(2,962)	—	(2,962)	(44)	—	(44)
Six to Nine Months:
Fair value	—	—	—	17,566	—	17,566
Unrealized loss	—	—	—	(71)	—	(71)
Nine Months or More:
Fair value	3,919	—	3,919	75,211	—	75,211
Unrealized loss	(11)	—	(11)	(118)	—	(118)
Total Fair Value	$320,499	$—	$320,499	$119,135	$—	$119,135

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Our assets measured at fair value on a recurring basis were as follows:

	As of
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities:
VRDNs	$178,785	$—	$178,785	$—	$395,715	$—	$395,715	$—
Other (including restricted)	442,717	—	442,717	—	375,814	—	375,814	—

Equity securities	174,331	174,331	—	—	218,894	218,894	—	—

Marketable and other investment securities - noncurrent	140,272	426	—	139,846	613,125	4,170	—	608,955

Total assets at fair value	$936,105	$174,757	$621,502	$139,846	$1,603,548	$223,064	$771,529	$608,955

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$608,955
Net realized and unrealized gains (losses) included in earnings	3,507
Purchases	51,936
Issuances	27,313
Settlements	(551,865)
Balance as of September 30, 2011	$139,846

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchanges	$4,169	$(94)	$6,617	$(87)
Marketable and other investment securities - gains (losses) on sales/exchanges	—	—	7,258	—
Marketable and other investment securities - other-than-temporary impairments	—	—	—	(22,012)
Total unrealized and realized gains (losses) on marketable investment securities and other investments	$4,169	$(94)	$13,875	$(22,099)

Investments in TerreStar

We account for our investments in TerreStar Corporation and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting which we believe provides more meaningful information to our investors.  TerreStar Networks is the principal operating subsidiary of TerreStar Corporation.  TerreStar Networks and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on October 19, 2010.  TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. (together, the “TSC Debtors”), filed for Chapter 11 protection on February 16, 2011.

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

In February 2008, we also entered into a Spectrum Agreement with TerreStar Corporation, under which, in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us, which we continue to hold.

We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in February 2008, in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks (“Line of Credit”).

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

the aggregate principal amount of $90 million, with drawings subject to the terms and conditions set forth in the Credit Facility.

On June 14, 2011, Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network entered into an asset purchase agreement (the “TerreStar Purchase Agreement”) with TerreStar Networks and certain of its subsidiaries pursuant to which upon closing of the transaction Gamma will acquire substantially all of the assets of TerreStar Networks and its subsidiaries for a cash purchase price of $1.375 billion and will agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  Gamma agreed to fund $1.345 billion of the purchase price prior to receipt of approvals from the FCC or Canadian Department of Industry, and funded such amount on August 11, 2011, after receipt of approval from the U.S. Bankruptcy Court for the Southern District of New York on July 7, 2011.  A portion of these proceeds have been used to repay certain of our investments in TerreStar in full, and others in part.

As of September 30, 2011, we had received $552 million from TerreStar, of which $419 million related to the 15% PIK Notes.  In addition, this amount includes the repayment of $85 million owed to us under the Credit Facility and the repayment of $48 million owed to us under the Line of Credit.  The TerreStar bankruptcy proceedings are ongoing and, subsequent to September 30, 2011, we received an additional $77 million primarily related to the 15% PIK Notes, leaving the estimated fair value of the outstanding amount of our remaining investments in TerreStar at an amount of approximately $63 million.

Our debt investments in TerreStar Networks had an estimated fair value of $140 million and $626 million as of September 30, 2011 and December 31, 2010, respectively.  Our equity investments in TerreStar Corporation had a fair value of less than $1 million and $4 million as of September 30, 2011 and December 31, 2010, respectively.  Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the three months ended September 30, 2011, we recorded a $2 million gain on these investments compared to a $21 million loss for the same period in 2010.  For the nine months ended September 30, 2011 and 2010, we recorded a $10 million and a $23 million gain on these investments, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

5.              Inventory

Inventory consists of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Finished goods	$60,674	$21,084
Raw materials	18,143	6,819
Work-in-process	20,838	2,530
Total inventory	$99,655	$30,433

The increase in our inventory balance from December 31, 2010 compared to September 30, 2011 is primarily related to the Hughes Acquisition.

6.              Property and Equipment

Property and equipment consist of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2011	2010
		(In thousands)
Land	—	$41,530	$28,240
Buildings and improvements	1-40	309,541	232,208
Furniture, fixtures, equipment and other	1-10	920,465	791,247
Consumer rental equipment	2-4	142,264	—
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
SPACEWAY 3	15	286,707	—
Satellites acquired under capital leases	10-15	566,817	534,673
Construction in process	—	919,579	393,098
Total property and equipment		4,237,030	3,029,593
Accumulated depreciation		(1,931,957)	(1,766,290)
Property and equipment, net		$2,305,073	$1,263,303

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Construction in process” consists of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
QuetzSat-1	$180,759	$162,947
EchoStar XVI	209,552	100,312
Jupiter	338,580	—
Other	75,238	93,958
Buildings and improvements	35,854	19,291
Uplink equipment	58,265	11,933
Other	21,331	4,657
Construction in process	$919,579	$393,098

For the three and nine months ended September 30, 2011, we recorded $14 million and $32 million, respectively, of capitalized interest related to our satellites under construction.  For the three and nine months ended September 30, 2010, we recorded $20 million and $20 million, respectively, of capitalized interest related to our satellites under construction.

Depreciation and amortization expense consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Satellites	$29,455	$22,562	$77,172	$70,000
Furniture, fixtures, equipment and other	49,838	25,632	106,982	73,120
Identifiable intangible assets subject to amortization	45,975	8,266	65,699	24,796
Buildings and improvements	2,852	1,731	6,340	4,950
Total depreciation and amortization	$128,120	$58,191	$256,193	$172,866

Cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAYTM 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition.  Five of these satellites are leased, and four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.  We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease.  See Note 13 for further discussion of our satellite leases with DISH Network.  We depreciate our owned satellites over the useful life of each satellite.

QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  This lease will be accounted for as a capital lease.  Upon expiration of the initial term, we have the option to renew the transponder service agreement on a year-to-year basis through the end-of-life of the QuetzSat-1 satellite.  DISH Network has agreed to lease 24 of the 32 direct broadcast satellite (“DBS”) transponders on this satellite from us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, we have two owned satellites that are currently under construction, as follows:

EchoStar XVI.  In November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

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

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental United States at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to and during 2011.  In January 2011, the satellite experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service.  In addition, it has now been determined one of the two on-board computers used to control the satellite failed in connection with this anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, there can be no assurance that this anomaly or any future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005 and currently operates at the 105 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are negotiating a reduction of our monthly recurring payment, which could impact the carrying value of the satellite and the related capital lease obligation.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree orbital location.  This SES World Skies satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During the first quarter of 2010, SES World Skies notified us that AMC-16 had experienced a solar-power

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

anomaly, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  Effective in March and July 2010, the monthly recurring payment was reduced and as a result our capital lease obligation and the corresponding asset value was lowered by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was reduced again due to the March 2010 anomaly and as a result our capital lease obligation was lowered by approximately $7 million and a gain was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

7.              Intangible Assets and Goodwill

Intangible Assets

As of September 30, 2011 and December 31, 2010, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	September 30, 2011		December 31, 2010
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$257,666	$(132,507)	$190,566	$(108,361)
Customer relationships	305,026	(54,369)	23,632	(23,605)
Technology-based (1)	151,837	(44,844)	111,848	(35,086)
Favorable leases	4,707	(379)	—	—
Trademark portfolio	32,341	(853)	—	—
Total	$751,577	$(232,952)	$326,046	$(167,052)

Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization was $46 million and $8 million during the three months ended September 30, 2011 and 2010, respectively.  Amortization was $66 million and $25 million during the nine months ended September 30, 2011 and 2010, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Estimated future amortization of our identifiable intangible assets as of September 30, 2011 is as follows (in thousands):

For the Years Ended December 31,
2011 (remaining three months)	$42,883
2012	92,593
2013	70,208
2014	78,554
2015	63,331
Thereafter (1)	171,056
Total	$518,625

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

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  The goodwill associated with various acquisitions is detailed in the table below.

Goodwill
(In thousands)
Balance as of December 31, 2010	$6,457
Troppus Acquisition	10,363
Hughes Acquisition	523,135
Balance as of September 30, 2011	$539,955

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.              Long-Term Debt and Capital Lease Obligations

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, Hughes Satellite Systems Corporation (“HSS”), our wholly-owned subsidiary formerly known as EH Holding Corporation, issued $1.1 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, HSS may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.  In addition, prior to June 15, 2015, HSS may redeem up to 10% of the outstanding Senior Secured Notes per year at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

•                  general secured obligations of HSS;

•                  secured by a first priority security interest in substantially all of the assets of HSS and certain of its subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

•                  effectively junior to HSS’s obligations that are secured by assets that are not part of the Collateral (as defined in the Secured Indenture) that is securing the Senior Secured Notes, in each case to the extent of the value of the Collateral securing such obligations;

•                  effectively senior to HSS’s existing and future unsecured obligations to the extent of the value of the Collateral securing the Senior Secured Notes, after giving effect to Permitted Liens;

•                  senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the Senior Secured Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Secured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by each Guarantor (as defined in the Secured Indenture).

Subject to certain exceptions, the Secured Indenture contains restrictive covenants that, among other things, impose limitations on the ability of HSS and, in certain instances, the ability of its Restricted Subsidiaries (as defined in the Secured Indenture), to:

•                  pay dividends or make distributions on HSS’s capital stock or repurchase HSS’s capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer and sell assets;

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries of HSS to pay dividends, make distributions, make other payments, or transfer assets to us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In the event of a change of control, as defined in the Secured Indenture, HSS would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

7 5/8% Senior Notes due 2021

On June 1, 2011, HSS issued $900 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year, commencing on December 15, 2011.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, HSS may also redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

The Senior Notes are:

•                  general unsecured obligations of HSS;

•                  effectively junior to HSS’s obligations that are secured to the extent of the value of the collateral securing such obligations;

•                  senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the Senior Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Unsecured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior basis by each Guarantor (as defined in the Unsecured Indenture).

Subject to certain exceptions, the Unsecured Indenture contains restrictive covenants that, among other things, impose limitations on the ability of HSS and, in certain instances, the ability of its Restricted Subsidiaries (as defined in the Unsecured Indenture), to:

•                  pay dividends or make distributions on HSS’s capital stock or repurchase HSS’s capital stock;

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

In the event of a change of control, as defined in the Unsecured Indenture, HSS would be required to make an offer to repurchase all or any part of a holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value of our Long-Term Debt

The following table summarizes the carrying and fair values of our debt facilities as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,072,500	$—	$—
7 5/8% Senior Notes due 2021	900,000	873,000	—	—
Mortgages and other notes payable	6,895	6,895	6,535	6,535
Subtotal	2,006,895	$1,952,395	6,535	$6,535
Capital lease obligations (1)	390,744	NA	406,350	NA
Total long-term debt and capital lease obligations (including current portion)	$2,397,639		$412,885

(1) Disclosure regarding fair value of capital leases is not required.

Capital Lease Obligations

As of September 30, 2011 and December 31, 2010, we had $567 million and $535 million, respectively, capitalized for the estimated fair value of satellites acquired under capital leases included in “Property and equipment, net,” with related accumulated depreciation of $289 million and $268 million, respectively.

In our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized depreciation expense on satellites acquired under capital lease agreements as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation expense - capital leases	$7,222	$6,444	$21,265	$21,645

The following satellites are accounted for as capital leases and depreciated over the terms of the respective satellite service agreements.

AMC-15.  AMC-15 commenced commercial operation during January 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are negotiating a reduction of our monthly recurring payment, which could impact the carrying value of the satellite and the related capital lease obligation.

AMC-16.  AMC-16 commenced commercial operation during February 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  Effective in March and July 2010, the monthly recurring payment was reduced as a result of a March 2010 anomaly and as a result our capital lease obligation and the corresponding asset value was lowered by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was reduced again due to the March 2010 anomaly and as a result our capital lease obligation was lowered by approximately $7 million and a gain was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet.  See Note 13 for further discussion.

QuetzSat-1.  QuetzSat-1 was launched in September 2011.  This lease is renewable by us on a year-to-year basis following the initial ten-year term and provides us with certain rights to lease capacity on replacement satellites.  See Note 13 for further discussion.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of September 30, 2011 are as follows (in thousands):

For the Years Ended December 31,
2011 (three months remaining)	$30,971
2012	123,331
2013	121,674
2014	115,925
2015	50,200
Thereafter	429,000
Total minimum lease payments	871,101
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(264,921)
Net minimum lease payments	606,180
Less: Amount representing interest	(215,436)
Present value of net minimum lease payments	390,744
Less: Current portion	(57,028)
Long-term portion of capital lease obligations	$333,716

The summary of future maturities of our outstanding long-term debt as of September 30, 2011 is included in the commitments table in Note 11.

9.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2011, we had outstanding under these plans stock options to acquire 9.1 million shares of our Class A common stock and 0.2 million restricted stock units.  Stock options granted prior to and on September 30, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of September 30, 2011, we had 4.5 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of September 30, 2011, the following stock awards were outstanding:

	As of September 30, 2011
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	8,311,415	93,165	3,011,803	211,124
Held by DISH Network employees	823,454	57,786	N/A	N/A
Total	9,134,869	150,951	3,011,803	211,124

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

Stock Award Activity

Our stock option activity was as follows:

	For the Nine Months
	Ended September 30, 2011
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,795,373	$23.24
Granted	2,600,000	$36.82
Exercised	(1,035,504)	$23.95
Forfeited and cancelled	(225,000)	$21.25
Total options outstanding, end of period	9,134,869	$27.07
Performance based options outstanding, end of period (1)	673,000	$25.31
Exercisable at end of period	2,660,787	$25.46

(1)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We realized tax benefits from stock awards exercised during the three and nine months ended September 30, 2011 and 2010 as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit from stock awards exercised	$329	$53	$5,205	$1,005

Based on the closing market price of our Class A common stock on September 30, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$14,097	$3,236

Our restricted stock unit activity was as follows:

	For the Nine Months
	Ended September 30, 2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	107,249	$27.33
Granted	49,950	$36.43
Vested	—	$—
Forfeited and cancelled	(6,248)	$28.17
Total restricted stock units outstanding, end of period	150,951	$30.29
Restricted Performance Units outstanding, end of period (1)	89,776	$26.68

(1)          These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP below.

Long-Term Performance Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vest over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of September 30, 2011, this assessment could change in the future.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met or if we had determined that achievement of the goal was probable during the nine months ended September 30, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$17,029	$13,133
EchoStar awards held by EchoStar employees	3,393	2,616
Total	$20,422	$15,749

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

Of the 9.1 million stock options and 0.2 million restricted stock units outstanding under our stock incentive plans as of September 30, 2011, the following awards were outstanding pursuant to the 2005 LTIP:

	As of September 30, 2011
	Number of Awards	Weighted- Average Exercise Price
Stock options	673,000	$25.31
Restricted Performance Units	89,776
Total	762,776

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2011 and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Research and development expenses	$564	$755	$1,776	$2,883
Selling, general and administrative expenses	4,452	2,486	9,782	7,659
Total non-cash, stock-based compensation	$5,016	$3,241	$11,558	$10,542

As of September 30, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $52 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.1% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the three and nine months ended September 30, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.19%	1.64%	1.19% - 2.57%	1.64% - 2.97%
Volatility factor	37.85%	31.32%	34.68% - 38.68%	31.00% - 31.51%
Expected term of options in years	6.0	6.2	5.1 - 6.0	6.1 - 6.2
Weighted-average fair value of options granted	$8.59	$6.44	$8.59 - $14.42	$6.44 - $7.38

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  As of September 30, 2011, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $34 million, which is payable based on the original vesting terms of the stock award.  Of the $34 million, $17 million was accrued as of September 30, 2011, the remainder of which will be recognized over the remaining vesting period.

In addition, we are also liable to pay approximately $17 million, of which $11 million was accrued as of September 30, 2011, in change of control bonuses to certain of the executives of Hughes Communications in December 2011.

Hughes is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The acquisition significantly expands our ability to provide new video and data products and solutions.

The Hughes Acquisition was accounted for as a business combination.  However, we have not completed allocating the purchase price among the assets that were acquired and thus the allocation in the table below may change.

Preliminary
Purchase Price
Allocation
(In thousands)
Cash	$84,768
Marketable investment securities	22,148
Other current assets	281,205
Property and equipment	917,240
Intangibles	433,057
Goodwill	523,135
FCC authorizations	400,000
Other noncurrent assets	55,776
Current liabilities	(266,017)
Deferred tax liabilities	(244,781)
Long-term liabilities	(22,239)
Non-controlling interest	(9,679)
Total purchase price	$2,174,613

In connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the issuance of our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021, we incurred $58 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.  For the three and nine months ended September 30, 2011, we amortized $1 million and $2 million, respectively, of debt issuance costs.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following unaudited pro forma condensed consolidated operating results for the three and nine months ended September 30, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010 except for certain transaction and compensation costs.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Supplemental pro forma financial information (Unaudited)	2011	2010	2011	2010
	(In thousands)
Total revenue	$862,671	$871,975	$2,392,511	$2,594,389
Net income (loss) attributable to EchoStar common shareholders	$(2,357)	$(36,667)	$(10,760)	$(56,086)
Basic net income (loss) per share attributable to EchoStar common shareholders	$(0.03)	$(0.43)	$(0.12)	$(0.66)
Diluted net income (loss) per share attributable to EchoStar common shareholders	$(0.03)	$(0.43)	$(0.12)	$(0.66)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

11.       Commitments and Contingencies

Commitments

As of September 30, 2011, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$2,006,895	$233	$1,177	$1,054	$1,117	$1,142	$2,002,172
Capital lease obligations	390,744	13,869	58,328	62,528	64,283	12,487	179,249
Interest expense on long-term debt and capital lease obligations	1,481,336	85,362	175,313	169,990	164,224	160,531	725,916
Satellite-related obligations	1,179,419	119,327	275,842	126,768	99,773	78,774	478,935
Operating lease obligations	63,675	5,547	20,109	13,584	10,243	6,864	7,328
Purchase and other obligations	403,967	390,584	11,679	1,171	533	—	—
Payments in connection with acquisitions	22,426	5,798	7,012	5,866	3,750	—	—
Total	$5,548,462	$620,720	$549,460	$380,961	$343,923	$259,798	$3,393,600

Future commitments related to satellites, including two launch contracts for satellites that are currently under construction, as described below, are included in the table above under “Satellite-related obligations.”  Payments related to the QuetzSat-1 capital lease are currently included in “Satellite-related obligations” but will be reclassified to “Capital lease obligations” when the satellite is placed into service later this year.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of September 30, 2011, the remaining obligation related to EchoStar XVI of $85 million, including the launch contract, is included in the table above.

•                  Jupiter.  During June 2009, Hughes Communications entered into an agreement with SS/L for the construction of Jupiter, which is expected to launch in the first half of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on the Jupiter satellite.  As of September 30, 2011, the remaining obligation related to Jupiter of $103 million, including the launch contract, is included in the table above.

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

The table above does not include $49 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of September 30, 2011.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Acquisition of Brazilian Orbital Slots.  On August 30, 2011, we were declared the winner of the right to select two orbital slots in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We initially selected the 45 degree west orbital location and the 68.5 degree west orbital location for bids of approximately

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

$79 million and $19 million, respectively, using an exchange rate of 1.8291 as of September 30, 2011.  These amounts are not included in the table above.  Our right to each orbital slot has been separately challenged by other auction participants, and these challenges are pending.  In addition, we must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot(s).  Once we receive the orbital slot(s), the slot(s) will be used to expand our video and data capabilities in South America.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against us and our wholly-owned subsidiary EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During April 2011, the case was ordered to be transferred to the Northern District of California.

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the ‘362 patent) and United States Patent No. 7,225,436 (the ‘436 patent).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving DISH Network and us as the only defendants.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, Sling Media, Inc. and EchoStar Technologies L.L.C., two of our subsidiaries, and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  The case was transferred to the Northern District of California.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides broadband network services and systems to the domestic and international enterprise markets and satellite broadband Internet access to North American consumers.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Effective June 9, 2011, Hughes became a new business unit as a result of our acquisition of Hughes Communications and the results of operations of Hughes Communications are included in this report only as of such date.  See Note 10 for further discussion of the transaction.  See Note 10 for further discussion of the transaction.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar common shareholders” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar
	EchoStar	Satellite		All
	Technologies	Services	Hughes	Other &	Consolidated
	Business	Business	Business	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2011
Total revenue	$497,625	$68,491	$287,861	$9,186	$863,163
EBITDA (1)	37,311	44,370	67,294	4,559	153,534
Interest expense, net	(9)	(9,782)	104	(20,980)	(30,667)
Income tax benefit (provision), net	(8,182)	7,694	1,440	(14,816)	(13,864)
Depreciation and amortization	(20,172)	(23,685)	(77,362)	(6,901)	(128,120)
Net income (loss) attributable to EchoStar common shareholders	$8,948	$18,597	$(8,524)	$(38,138)	$(19,117)

For the Nine Months Ended September 30, 2011
Total revenue	$1,329,993	$206,856	$369,784	$20,589	$1,927,222
EBITDA (1)	106,330	148,842	87,527	(572)	342,127
Interest expense, net	(13)	(28,060)	102	(10,204)	(38,175)
Income tax benefit (provision), net	(14,346)	(7,106)	(171)	(9,607)	(31,230)
Depreciation and amortization	(71,608)	(70,737)	(93,395)	(20,453)	(256,193)
Net income (loss) attributable to EchoStar common shareholders	$20,363	$42,939	$(5,937)	$(40,836)	$16,529

For the Three Months Ended September 30, 2010
Total revenue	$535,927	$66,869	$—	$4,244	$607,040
EBITDA (1)	44,913	45,694	—	(13,555)	77,052
Interest expense, net	(10)	(9,522)	—	24,131	14,599
Income tax benefit (provision), net	(1,327)	(11,952)	—	(15,030)	(28,309)
Depreciation and amortization	(29,948)	(23,115)	—	(5,128)	(58,191)
Net income (loss) attributable to EchoStar common shareholders	$13,628	$1,105	$—	$(9,582)	$5,151

For the Nine Months Ended September 30, 2010
Total revenue	$1,627,452	$196,503	$—	$13,214	$1,837,169
EBITDA (1)	125,013	137,929	—	14,436	277,378
Interest expense, net	(10)	(30,992)	—	29,489	(1,513)
Income tax benefit (provision), net	(9,916)	(20,680)	—	(36,983)	(67,579)
Depreciation and amortization	(86,303)	(71,705)	—	(14,858)	(172,866)
Net income (loss) attributable to EchoStar common shareholders	$28,784	$14,552	$—	$(7,916)	$35,420

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

	As of
	September 30,	December 31,
Long-lived assets, including FCC authorizations:	2011	2010
	(In thousands)
North America	$3,795,954	$1,457,208
All other	37,509	41,356
Total	$3,833,463	$1,498,564

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenue:	2011	2010	2011	2010
	(In thousands)
North America	$789,974	$597,656	$1,807,066	$1,806,380
All other	73,189	9,384	120,156	30,789
Total	$863,163	$607,040	$1,927,222	$1,837,169

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Transactions with Major Customers.  During the three and nine months ended September 30, 2011 and 2010, our revenue included sales to three major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Total revenue:
DISH Network	$464,213	$512,852	$1,256,393	$1,515,405
Bell TV	62,809	41,248	152,792	164,556
Dish Mexico	14,629	21,628	45,434	73,420
Other	321,512	31,312	472,603	83,788
Total revenue	$863,163	$607,040	$1,927,222	$1,837,169

Percentage of total revenue:
DISH Network	53.8%	84.5%	65.2%	82.5%
Bell TV	7.3%	6.8%	7.9%	9.0%
Dish Mexico	1.7%	3.6%	2.4%	4.0%
All Other	37.2%	5.1%	24.5%	4.5%

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

We expect that DISH Network will remain our principal customer.  However, the agreements pursuant to which DISH Network purchases digital set-top boxes and digital broadcast operation services from us expire on January 1, 2012.  We expect to enter into agreements pursuant to which DISH Network will continue to purchase digital set-top boxes from us and we will continue to provide digital broadcast operations to DISH Network after January 1, 2012. However, if we are unable to extend these contracts on similar terms with DISH Network, or if we are otherwise unable to obtain similar contracts from third parties before that date, there could be a significant adverse effect on our business, results of operations and financial position.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Equipment revenue — DISH Network”

Receiver Agreement.  In connection with the Spin-off, we entered into a receiver agreement pursuant to which DISH Network has the right but not the obligation to purchase digital set-top boxes and related components, and other equipment from us for a period ending January 1, 2012.  The receiver agreement allows DISH Network to purchase digital set-top boxes, related components and other equipment from us at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  Additionally, we provide DISH Network with standard manufacturer warranties for the goods sold under the receiver agreement.  DISH Network may terminate the receiver agreement for any reason upon at least 60 days notice to us.  We may terminate the receiver agreement if certain entities were to acquire DISH Network.  The receiver agreement also includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  We expect to enter into an agreement pursuant to which DISH Network will continue to purchase digital set-top boxes and related components from us after January 1, 2012.

“Services and other revenue — DISH Network”

Broadcast Agreement.  In connection with the Spin-off, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012.  DISH Network may terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us.  If DISH Network terminates teleport services for a reason other than our breach, DISH Network is obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for services provided under the broadcast agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the products and services provided.  We expect to enter into an agreement pursuant to which we will continue to provide certain broadcast services to DISH Network after January 1, 2012.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree orbital location.  For as long as EchoStar XV remains in service at the 61.5 degree orbital location, DISH Network is obligated to pay us a fee for the use of the orbital slot which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree orbital location (the “Telesat Transponder Agreement”).  During September 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they will receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.  We and DISH Network are currently receiving service on 29 of these DBS transponders and will receive service on the remaining three DBS transponders on January 1, 2012.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  This satellite was launched on September 29, 2011 and is expected to be placed into service during the fourth quarter of 2011.  During 2008, we also entered into a transponder service agreement (“QuetzSat-1 Transponder Agreement”) with DISH Network pursuant to which they will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.

Under the terms of the QuetzSat-1 Transponder Agreement, DISH Network will make certain monthly payments to us commencing when the QuetzSat-1 satellite is placed into service at the 77 degree orbital location and continuing through the service term.  However, we are currently evaluating alternative uses for the QuetzSat-1 satellite.  Unless earlier terminated under the terms and conditions of the QuetzSat-1 Transponder Agreement, the service term will expire ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew the QuetzSat-1 Transponder Agreement on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon a launch failure, in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on January 1, 2012.  The fees for services provided under the TT&C agreement are calculated at cost plus a fixed margin.  DISH Network may terminate the TT&C agreement for any reason upon at least 60 days notice.  We expect to enter into an agreement pursuant to which we will continue to provide certain TT&C services to DISH Network after January 1, 2012.

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

Inverness Lease Agreement.  In November 2011, we and DISH Network extended the lease for certain space at 90 Inverness Circle East in Englewood, Colorado for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

Santa Fe Lease Agreement.  In November 2011, we and DISH Network extended the lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado for a period ending on December 31, 2016 with a renewal option for one additional year.

EchoStar Data Networks Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending on October 31, 2016.

Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support (including certain engineering and technical support services) for all set-top boxes and related components that our subsidiaries have previously sold and in the future may sell to DISH Network.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such receivers and related components, unless terminated earlier.  DISH Network may terminate the product support agreement for any reason upon at least 60 days notice.  In the event of an early termination of this agreement, DISH Network shall be entitled to a refund of any unearned fees paid to us for the services.

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to us.  In November 2011, DISH Network exercised its right to renew this agreement for an additional year.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the services it receives with respect to a particular service for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the three and nine months ended September 30, 2011 the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $6 million and $17 million, respectively. During the three and nine months ended September 30, 2010, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $5 million and $13 million, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and accessories from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  This agreement expires on January 1, 2012.  In November 2011, we and EchoStar extended this agreement until December 31, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  During the three months ended September 30, 2011 and 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of less than $1 million and $1 million, respectively.  During the nine months ended September 30, 2011 and 2010, we purchased remanufactured receivers and accessories from DISH Network for an aggregate amount of less than $1 million and $3 million, respectively.

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

Weather Related Programming Agreement.  During May 2010, we and DISH Network entered into an agreement pursuant to which, among other things, we agreed to develop certain weather related programming and DISH Network received the right to distribute such programming.  This agreement was terminated during June 2010.  In July 2010, we sold our interest in the entity that was developing such weather related programming to DISH Network for $5 million.

Acquisition of Alta Wireless, Inc. and Sale of South.com, L.L.C.  During October 2010, we purchased an additional equity interest in Alta Wireless, Inc. from another party for $2.8 million.  This transaction increased our ownership in Alta Wireless, Inc. from 49.9% to 95%.  Alta Wireless Inc. holds certain authorizations for local multipoint distribution service spectrum in the United States.  Additionally, during October 2010, we and the same counterparty sold our respective interests in South.com, L.L.C. to DISH Network for $2 million and $3 million, respectively.  South.com, L.L.C. holds certain authorizations for multichannel video and data distribution service spectrum in the United States.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (“Blockbuster”).  Hughes Communications provides broadband products and services to Blockbuster.  For each of the three and nine months ended September 30, 2011, we recognized less than $1 million and $1 million of revenue from Blockbuster, respectively.  As of September 30, 2011, we had a receivable balance of less than $1 million due from Blockbuster.

Additionally, on August 5, 2011, we entered into a letter agreement with Blockbuster LLC, a wholly owned subsidiary of DISH Network, pursuant to which certain assets used to support Blockbuster’s website were transferred to us and we agreed to provide certain technical and infrastructure support for the Blockbuster website.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between DISH Network and us setting forth the terms of our support of the Blockbuster website.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the CEO and President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2011.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Purchases from NagraStar	$3,092	$7,272	$9,364	$15,481

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Amounts payable to NagraStar	$345	$799
Commitments to purchase from NagraStar	$3,969	$4,934

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes our transactions with Dish Mexico.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$12,499	$19,498	$39,044	$67,030
Sales of satellite services	$2,130	$2,130	$6,390	$6,390

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Amounts receivable from Dish Mexico	$5,719	$2,296

Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

joint venture may only use to purchase set-top boxes from us.  This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  During 2010, we recorded a $14 million charge to fully impair this investment.  As of September 30, 2011, the remaining amount available under the line of credit is $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

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

Hughes Communications Acquisition

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

Our EchoStar Technologies business also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services that are provided primarily to DISH Network.

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

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three and nine months ended September 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network revenue will be lower in the future than it has been in the past.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions continue to decrease or DISH Network continues to experience a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

The impact to us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as high definition (“HD”) receivers and HD DVRs, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology.  However, there can be no assurance that any of these factors will mitigate any decreases in sales to DISH Network.  In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

As of September 30, 2011, our EchoStar Satellite Services business had contracted revenue backlog attributable to satellites currently in orbit of approximately $905 million and contracted backlog attributable to satellites under construction, including QuetzSat-1, of $1.053 billion which provides significant visibility into future revenue.

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

Hughes Business

Our Hughes business provides broadband network services and systems to the domestic and international enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the consumer market.  Our Hughes business also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

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

In August 2010, Hughes Communications was awarded $59 million from the U.S. Government as the only recipient of a national award under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009.  This award is part of the U.S. Government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide.  Hughes began to offer services to customers under this program in October 2010.

As of September 30, 2011, we had 626,000 customers that subscribe to our consumer and small/medium enterprise service.  In addition, as of September 30, 2011, our Hughes business had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.070 billion, which provides significant visibility into future revenue.

Additional Challenges for our Hughes Business.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and successful launch and deployment of our Jupiter satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including WildBlue Communications, Inc. (“WildBlue”), following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  In addition, following the commencement of service on ViaSat-1 and prior to the commencement of service on Jupiter, WildBlue may be in a better position to offer faster connection speeds more economically than us, which could adversely impact our ability to add new subscribers and our consumer revenues.

An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.

For further information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors.”

International DTH Platforms

During 2008, we entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We sold $12 million of digital set-top boxes and related components and $2 million of satellite services to Dish Mexico during the three months ended September 30,

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2011.  We sold $39 million of digital set-top boxes and related components and $6 million of satellite services to Dish Mexico during the nine months ended September 30, 2011.

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

As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three and nine months ended September 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network revenue will be lower in the future than it has been in the past.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions continue to decrease or DISH Network continues to experience a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Risks

Our profitability is affected by costs associated with our efforts to expand our sales, marketing, product development and general and administrative capabilities in all of our businesses.  As we expand internationally, we may also incur additional costs to conform our digital set-top boxes to comply with local laws or local specifications and to ship our digital set-top boxes to our international customers.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue.  “Equipment revenue” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products.  “Equipment revenue” also includes the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

Services and other revenue.  “Services and other revenue” primarily includes the sale of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingboxes and related hardware products.  “Cost of sales — equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Cost of sales - services and other.  “Cost of sales — services and other” principally includes the cost of broadband services sold to customers in our enterprise and consumer markets, as well the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services.

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

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Equipment revenue	$151,613	$77,471	$74,142	95.7
Equipment revenue - DISH Network	339,272	392,821	(53,549)	(13.6)
Services and other revenue	247,337	16,717	230,620	NM
Services and other revenue - DISH Network	124,941	120,031	4,910	4.1
Total revenue	863,163	607,040	256,123	42.2

Costs and Expenses:
Cost of sales - equipment	415,784	401,998	13,786	3.4
% of Total equipment revenue	84.7%	85.5%
Cost of sales - services and other	173,973	62,295	111,678	NM
% of Total services and other revenue	46.7%	45.6%
Research and development expenses	14,561	11,645	2,916	25.0
% of Total revenue	1.7%	1.9%
Selling, general and administrative expenses	108,459	34,308	74,151	NM
% of Total revenue	12.6%	5.7%
Depreciation and amortization	128,120	58,191	69,929	NM
Total costs and expenses	840,897	568,437	272,460	47.9

Operating income (loss)	22,266	38,603	(16,337)	(42.3)

Other Income (Expense):
Interest income	2,394	3,525	(1,131)	(32.1)
Interest expense, net of amounts capitalized	(33,061)	11,074	(44,135)	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	4,169	(94)	4,263	NM
Unrealized gains (losses) on investments accounted for at fair value, net	2,483	(21,087)	23,570	NM
Other, net	(3,234)	1,439	(4,673)	NM
Total other income (expense)	(27,249)	(5,143)	(22,106)	NM

Income (loss) before income taxes	(4,983)	33,460	(38,443)	NM
Income tax (provision) benefit, net	(13,864)	(28,309)	14,445	51.0
Effective tax rate	(278.2)%	84.6%
Net income (loss)	(18,847)	5,151	(23,998)	NM
Less: Net income (loss) attributable to noncontrolling interest	270	—	270	NM
Net income (loss) attributable to EchoStar common shareholders	$(19,117)	$5,151	$(24,268)	NM

Other Data:
EBITDA	$153,534	$77,052	$76,482	99.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue.  “Equipment revenue” totaled $152 million during the three months ended September 30, 2011, an increase of $74 million or 95.7% compared to the same period in 2010.  This increase was primarily related to revenue contributed by our Hughes business from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.  In addition, the change resulted from higher sales to Bell TV as a result of an increase in the number of units sold and higher average revenue per unit.  This increase was partially offset by a decrease in sales to Dish Mexico which resulted from a decline in the number of units sold compared to the same period in 2010.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $339 million during the three months ended September 30, 2011, a decrease of $54 million or 13.6% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes, partially offset by an increase in the average revenue per unit due to a change in sales mix.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Currently, we expect DISH Network to remain the primary customer of our EchoStar Technologies business and the source of a significant portion of our total revenue.  Pursuant to the commercial agreements we entered into with DISH Network, we are obligated to sell digital set-top boxes to DISH Network until January 1, 2012.  We expect to enter into an agreement pursuant to which DISH Network will continue to purchase digital set-top boxes and related components from us after January 1, 2012.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the three months ended September 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network revenue will be lower in the future than it has been in the past.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions continue to decrease or DISH Network continues to experience a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Services and other revenue. “Services and other revenue” totaled $247 million during the three months ended September 30, 2011, an increase of $231 million compared to the same period in 2010.  This increase was primarily related to services revenue contributed by the Hughes business from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $416 million during the three months ended September 30, 2011, an increase of $14 million or 3.4% compared to the same period in 2010.  This change primarily related to costs associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets from the Hughes business, and an increase in costs related to Bell TV sales, discussed above.  This change was partially offset by a decrease in sales of digital set-top boxes and related components to DISH Network and Dish Mexico.  “Cost of sales — equipment” represented 84.7% and 85.5% of total equipment revenue for the three months ended September 30, 2011 and 2010, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which have lower margins as sales are at cost plus a fixed margin.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $174 million during the three months ended September 30, 2011, an increase of $112 million compared to the same period in 2010.  This change primarily related to costs associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from the Hughes business.  “Cost of sales — services and other” represented 46.7% and 45.6% of total services and other revenue for the three months ended September 30, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue from our Hughes business.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $108 million during the three months ended September 30, 2011, an increase of $74 million compared to the same period in 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

This change primarily resulted from an increase in marketing and advertising expenses and other general and administrative expenses, of which $59 million is associated with the Hughes business.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $128 million during the three months ended September 30, 2011, an increase of $70 million compared to the same period in 2010.  This change related to an increase in depreciation expense on equipment and satellites as well as amortization expense on intangibles, of which $77 million is associated with the Hughes business.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $33 million during the three months ended September 30, 2011, an increase of $44 million compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021 during the second quarter of 2011 and a decrease in capitalized interest.  The three months ended September 30, 2010 was impacted by $14 million of interest which was capitalized during the period that relates to interest expense that should have been capitalized in prior periods.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the three months ended September 30, 2011 was a net gain of $2 million compared to a loss of $21 million during the same period in 2010.  This increase is attributable to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $154 million during the three months ended September 30, 2011, an increase of $76 million compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$153,534	$77,052
Interest expense, net	(30,667)	14,599
Income tax (provision) benefit, net	(13,864)	(28,309)
Depreciation and amortization	(128,120)	(58,191)
Net income (loss) attributable to EchoStar common shareholders	$(19,117)	$5,151

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

Income tax (provision) benefit, net.  The income tax provision totaled $14 million during the three months ended September 30, 2011 compared to an income tax provision of $28 million in the same period in 2010.  This change resulted from a decrease in “Income (loss) before income taxes”.  Our effective tax rates for the three months ended September 30, 2011 and 2010 were impacted by changes in our valuation allowance that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders.  Our net loss attributable to EchoStar common shareholders was $19 million during the three months ended September 30, 2011, a decrease of $24 million compared to the same period in 2010.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Equipment revenue	$325,192	$276,037	$49,155	17.8
Equipment revenue - DISH Network	882,027	1,161,508	(279,481)	(24.1)
Services and other revenue	345,637	45,727	299,910	NM
Services and other revenue - DISH Network	374,366	353,897	20,469	5.8
Total revenue	1,927,222	1,837,169	90,053	4.9

Costs and Expenses:
Cost of sales - equipment	1,026,462	1,228,206	(201,744)	(16.4)
% of Total equipment revenue	85.0%	85.4%
Cost of sales - services and other	328,228	180,148	148,080	82.2
% of Total services and other revenue	45.6%	45.1%
Research and development expenses	34,502	36,270	(1,768)	(4.9)
% of Total revenue	1.8%	2.0%
Selling, general and administrative expenses	202,902	108,997	93,905	86.2
% of Total revenue	10.5%	5.9%
Depreciation and amortization	256,193	172,866	83,327	48.2
Total costs and expenses	1,848,287	1,726,487	121,800	7.1

Operating income (loss)	78,935	110,682	(31,747)	(28.7)

Other Income (Expense):
Interest income	7,206	9,214	(2,008)	(21.8)
Interest expense, net of amounts capitalized	(45,381)	(10,727)	(34,654)	NM
Unrealized and realized gains (losses) on marketable investment securities and other investments	13,875	(22,099)	35,974	NM
Unrealized gains (losses) on investments accounted for at fair value, net	10,281	22,720	(12,439)	(54.7)
Other, net	(16,800)	(6,791)	(10,009)	NM
Total other income (expense)	(30,819)	(7,683)	(23,136)	NM

Income (loss) before income taxes	48,116	102,999	(54,883)	(53.3)
Income tax (provision) benefit, net	(31,230)	(67,579)	36,349	53.8
Effective tax rate	64.9%	65.6%
Net income (loss)	16,886	35,420	(18,534)	(52.3)
Less: Net income (loss) attributable to noncontrolling interest	357	—	357	NM
Net income (loss) attributable to EchoStar common shareholders	$16,529	$35,420	$(18,891)	(53.3)

Other Data:
EBITDA	$342,127	$277,378	$64,749	23.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue.  “Equipment revenue” totaled $325 million during the nine months ended September 30, 2011, an increase of $49 million or 17.8% compared to the same period in 2010.  This increase was primarily related to revenue contributed by our Hughes business from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.  This increase was partially offset by a decrease in sales to Dish Mexico which resulted from a decline in the number of units sold compared to the same period in 2010.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $882 million during the nine months ended September 30, 2011, a decrease of $279 million or 24.1% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes, partially offset by an increase in the average revenue per unit due to a change in sales mix.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Services and other revenue. “Services and other revenue” totaled $346 million during the nine months ended September 30, 2011, an increase of $300 million compared to the same period in 2010.  This increase was primarily related to services revenue contributed by the Hughes business from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.026 billion during the nine months ended September 30, 2011, a decrease of $202 million or 16.4% compared to the same period in 2010.  This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network and Dish Mexico, partially offset by an increase in costs associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets from the Hughes business.  “Cost of sales — equipment” represented 85.0% and 85.4% of total equipment revenue for the nine months ended September 30, 2011 and 2010, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which have lower margins as sales are at cost plus a fixed margin.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $328 million during the nine months ended September 30, 2011, an increase of $148 million or 82.2% compared to the same period in 2010.  This change primarily related to costs associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from the Hughes business.  “Cost of sales — services and other” represented 45.6% and 45.1% of total services and other revenue for the nine months ended September 30, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue from our Hughes business.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $203 million during the nine months ended September 30, 2011, an increase of $94 million or 86.2% compared to the same period in 2010.  This change primarily resulted from an increase in marketing and advertising expenses and other general and administrative expenses, of which $73 million is associated with the Hughes business.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $256 million during the nine months ended September 30, 2011, an increase of $83 million or 48.2% compared to the same period in 2010.  This change related to an increase in depreciation expense on equipment and satellites as well as amortization expense on intangibles, of which $93 million is associated with the Hughes business.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $45 million during the nine months ended September 30, 2011, an increase of $35 million compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021 during the second quarter of 2011, partially offset by an increase in capitalized interest.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Unrealized and realized gains (losses) on marketable investment securities and other investments.  “Unrealized and realized gains (losses) on marketable investment securities and other investments” for the nine months ended September 30, 2011 was a net gain of $14 million, a $36 million increase compared to the same period in 2010.  This change primarily resulted from a $14 million gain related to the sale of marketable and other investment securities during 2011 and $22 million in impairment charges on our marketable and other investment securities during 2010.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the nine months ended September 30, 2011 was a net gain of $10 million compared to $23 million during the same period in 2010.  This decrease is attributable to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Earnings before interest, taxes, depreciation and amortization. EBITDA was $342 million during the nine months ended September 30, 2011, an increase of $65 million or 23.3% compared to the same period in 2010. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
EBITDA	$342,127	$277,378
Interest expense, net	(38,175)	(1,513)
Income tax (provision) benefit, net	(31,230)	(67,579)
Depreciation and amortization	(256,193)	(172,866)
Net income (loss) attributable to EchoStar common shareholders	$16,529	$35,420

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

Income tax (provision) benefit, net.  The income tax provision totaled $31 million during the nine months ended September 30, 2011, a decrease of $36 million compared to the same period in 2010.  This change resulted from a decrease in “Income (loss) before income taxes.”  Our effective tax rates for the nine months ended September 30, 2011 and 2010 were impacted by changes in our valuation allowance that are capital in nature.

Net income (loss) attributable to EchoStar common shareholders.  Our net income attributable to EchoStar common shareholders was $17 million during the nine months ended September 30, 2011, a decrease of $19 million compared to the same period in 2010.  This increase was primarily attributable to the changes in revenue and expenses discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2011, our cash, cash equivalents and current marketable investment securities totaled $1.436 billion compared to $1.131 billion as of December 31, 2010, an increase of $305 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily driven by net proceeds of $1.942 billion related to our 6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021, cash receipts of $552 million related to our investment in TerreStar and cash generated from operations of $252 million, partially offset by the Hughes Acquisition of $2.090 billion, net of cash received, and capital expenditures of $261 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of September 30, 2011 and December 31, 2010, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $179 million and $396 million, respectively.

As of September 30, 2011, we held debt and equity investments in TerreStar Corporation and TerreStar Networks of $140 million.  On June 14, 2011, Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network entered into an asset purchase agreement (the “TerreStar Purchase Agreement”) with TerreStar Networks and certain of its subsidiaries pursuant to which upon closing of the transaction Gamma will acquire substantially all of the assets of TerreStar Networks and its subsidiaries for a cash purchase price of $1.375 billion and will agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  Gamma agreed to fund $1.345 billion of the purchase price prior to receipt of approvals from the FCC or Canadian Department of Industry, and funded such amount on August 11, 2011, after receipt of approval from the U.S. Bankruptcy Court for the Southern District of New York on July 7, 2011.  A portion of these proceeds have been used to repay certain of our investments in TerreStar in full, and others in part.

As of September 30, 2011, we had received $552 million from TerreStar, of which $419 million related to the 15% PIK Notes.  In addition, this amount includes the repayment of $85 million owed to us under the Credit Facility and the repayment of $48 million owed to us under the Line of Credit.  The TerreStar bankruptcy proceedings are ongoing and, subsequent to September 30, 2011, we received an additional $77 million primarily related to the 15% PIK Notes, leaving the estimated fair value of the outstanding amount of our remaining investments in TerreStar at an amount of approximately $63 million.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2011.

Cash Flow

Cash flows from operating activities

For the nine months ended September 30, 2011, we reported “Net cash flows from operating activities” of $252 million.  This amount is primarily comprised of $17 million of net income and $256 million of non-cash charges for “Depreciation and amortization” expense partially offset by unrealized and realized net gains on marketable investment securities and other investments of $24 million and changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flows from investing activities

For the nine months ended September 30, 2011, we reported “Net cash outflows from investing activities” of $1.681 billion, which was primarily related to the Hughes Acquisition of $2.090 billion, net of cash received, and capital expenditures of $261 million, partially offset by cash receipts of $552 million related to our investment in TerreStar and the net sales of marketable investment securities of $171 million.  The capital expenditures include $146 million of satellite related capital expenditures and $115 million of other corporate capital expenditures.

Cash flows from financing activities

For the nine months ended September 30, 2011, we reported “Net cash flows from financing activities” of $1.928 billion primarily resulting from proceeds received of $1.942 billion from the issuance of debt, net of deferred financing costs.

Contractual Obligations

As of September 30, 2011, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt obligations	$2,006,895	$233	$1,177	$1,054	$1,117	$1,142	$2,002,172
Capital lease obligations	390,744	13,869	58,328	62,528	64,283	12,487	179,249
Interest expense on long-term debt and capital lease obligations	1,481,336	85,362	175,313	169,990	164,224	160,531	725,916
Satellite-related obligations	1,179,419	119,327	275,842	126,768	99,773	78,774	478,935
Operating lease obligations	63,675	5,547	20,109	13,584	10,243	6,864	7,328
Purchase and other obligations	403,967	390,584	11,679	1,171	533	—	—
Payments in connection with acquisitions	22,426	5,798	7,012	5,866	3,750	—	—
Total	$5,548,462	$620,720	$549,460	$380,961	$343,923	$259,798	$3,393,600

Future commitments related to satellites, including two launch contracts for satellites that are currently under construction, as described below, are included in the table above under “Satellite-related obligations.”  Payments related to the QuetzSat-1 capital lease are currently included in “Satellite-related obligations” but will be reclassified to “Capital lease obligations” when the satellite is placed into service later this year.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be completed during the second half of 2012 and will operate at the 61.5 degree orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of September 30, 2011, the remaining obligation related to EchoStar XVI of $85 million, including the launch contract, is included in the table above.

•                  Jupiter.  During June 2009, Hughes Communications entered into an agreement with SS/L for the construction of Jupiter, which is expected to launch in the first half of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on the Jupiter satellite.  As of September 30, 2011, the remaining obligation related to Jupiter of $103 million, including the launch contract, is included in the table above.

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

The table above does not include $49 million of liabilities associated with unrecognized tax benefits which were accrued and are included on our Condensed Consolidated Balance Sheets as of September 30, 2011.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Acquisition of Brazilian Orbital Slots.  On August 30, 2011, we were declared the winner of the right to select two orbital slots in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We initially selected the 45 degree west orbital location and the 68.5 degree west orbital location for bids of approximately $79 million and $19 million, respectively, using an exchange rate of 1.8291 as of September 30, 2011.  These amounts are not included in the table above.  Our right to each orbital slot has been separately challenged by other auction participants, and these challenges are pending.  In addition, we must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot(s).  Once we receive the orbital slot(s), the slot(s) will be used to expand our video and data capabilities in South America.

Off-Balance Sheet Arrangements

Aside from the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2011, we had $21 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $5 million was secured by restricted cash; $1 million related to insurance bonds; and $15 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

We currently have $7 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, among other things, in the future to mitigate our foreign exchange risk.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  As a result of DISH Network’s previously disclosed higher than normal inventory levels, during the nine months ended September 30, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  It is possible that DISH Network revenue will be lower in the future than it has been in the past.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network’s gross subscriber additions continue to decrease or DISH Network continues to experience a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In addition, we currently have two satellites under construction, EchoStar XVI and Jupiter.  The expected future payments related to these satellites are $188 million.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We also may construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock.  On November 2, 2011, our Board of Directors extended the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2012.  As of September 30, 2011, we may repurchase up to $500 million under this plan.

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

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2010-08 to have a material impact on our financial position or results of operations.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $1.436 billion.  Of that amount, a total of $1.262 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio.  Based on our September 30, 2011 current non-strategic investment portfolio of $1.262 billion, a hypothetical 10% increase in average interest rates would result in a decrease of approximately $12 million in fair value of this portfolio.  We normally hold these investments to maturity; however, the hypothetical loss in fair value would be realized if we sold the investments prior to maturity.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2011 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of $1 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2011, we held strategic and financial debt and equity investments of public companies with a fair value of $174 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $17 million in the fair value of these investments.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2011, we had $21 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our September 30, 2011 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of September 30, 2011, we had $278 million of public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting.  Of this amount, $140 million relates to our investments in TerreStar Networks and TerreStar Corporation which are accounted for under the fair value method.  TerreStar Networks and TerreStar Corporation filed for bankruptcy protection under the U.S. Bankruptcy Code on October 19, 2010 and February 16, 2011, respectively.  Subsequent to September 30, 2011, we received $77 million related to our aggregate outstanding investments in TerreStar.  See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further discussion.  A hypothetical 10% adverse change in the price of the $63 million remaining would result in a decrease of approximately $6 million in the fair value of these investments.  The remaining amount of our other investment securities portfolio of $138 million is accounted for under the cost and/or equity methods of accounting.  A hypothetical 10% adverse change in the price of these debt and equity instruments would result in a decrease of approximately $14 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies, including U.S. dollars, and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2011, we had an estimated $29 million of foreign currency denominated receivables and payables outstanding, and $7 million of foreign currency forward contracts in place to partially mitigate foreign currency risk.  The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2011.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $11 million as of September 30, 2011.

Long-Term Debt

As of September 30, 2011, we had long-term debt of $2.007 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $1.952 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Our debt has fixed interest rates, however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $95 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of September 30, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Derivative Financial Instruments

While in general we do not use derivative financial instruments for hedge accounting or speculative purposes, we currently have $7 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, among other things, in the future to mitigate our foreign exchange risk.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC filed a complaint against us and our wholly-owned subsidiary EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.”

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

Joao Control

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During April 2011, the case was ordered to be transferred to the Northern District of California.

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

LVL Patent Group, LLC

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”

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

Nazomi Communications

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the ‘362 patent) and United States Patent No. 7,225,436 (the ‘436 patent).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

Personalized Media Communications

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490; 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving DISH Network and us as the only defendants.

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with us being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million plus our share of the remaining payments, a total of $12 million, will be expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, Sling Media, Inc. and EchoStar Technologies L.L.C., two of our subsidiaries, and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  The case was transferred to the Northern District of California.

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, include a detailed discussion of our risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from July 1, 2011 through September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
July 1 - July 31, 2011	—	$—	—	$500,000
August 1 - August 31, 2011	—	$—	—	$500,000
September 1 - September 30, 2011	—	$—	—	$500,000
Total	—	$—	—	$500,000

(1)          Our Board of Directors previously authorized stock repurchases of up to $500 million of our Class A common stock.  On November 2, 2011, our Board of Directors extended the plan, such that we are currently authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2012.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.    EXHIBITS

(a)       Exhibits.

31.1+	Section 302 Certification of Chief Executive Officer.

31.2+	Section 302 Certification of Chief Financial Officer.

32.1+	Section 906 Certification of Chief Executive Officer.

32.2+	Section 906 Certification of Chief Financial Officer.

101+

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.*

+	Filed herewith.

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

Date:  November 7, 2011