Form 10-Q/A
period 2011-06-30
EchoStar CORP
filed 2012-02-21
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO                                .

Commission File Number:  001-33807

EchoStar Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East
Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip code)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report of EchoStar Corporation (the “Company”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2011 (the “Original Form 10-Q”).  The Company is filing this Amendment solely to provide a copy of Exhibit 10.9 (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC), which was previously incorporated into the Original Form 10-Q by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of TiVo Inc. filed on June 6, 2011.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.  Item 6 of Part II (Exhibits) of the Original Form 10-Q is hereby amended to include a redacted version of Exhibit 10.9 and such new certifications and to reflect certain conforming changes.

This Amendment does not amend or otherwise update any other information in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s filings with the SEC subsequent to the Original Form 10-Q.

PART II — OTHER INFORMATION

Item 6.	Exhibits	4

Signatures		6

PART II — OTHER INFORMATION

Item 6.   EXHIBITS

(a)         Exhibits.

10.1*

Memorandum of Understanding, dated May 6, 2011 by and among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).**

10.2*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar and DISH Network (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

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

10.9☐	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.**

31.1*	Section 302 Certification of Chief Executive Officer (incorporated by reference from Exhibit 31.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission

File No. 001-33807).

31.2*

Section 302 Certification of Chief Financial Officer (incorporated by reference from Exhibit 31.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

31.3☐	Section 302 Certification of Chief Executive Officer.

31.4☐	Section 302 Certification of Chief Financial Officer.

32.1*

Section 906 Certification of Chief Executive Officer (incorporated by reference from Exhibit 32.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

32.2*

Section 906 Certification of Chief Financial Officer (incorporated by reference from Exhibit 32.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

101*

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text (incorporated by reference from Exhibit 101 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807). ***

☐                                    Filed herewith.

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

ECHOSTAR CORPORATION

	By:	/s/ Dean A. Manson
Dean A. Manson
Executive Vice President, General Counsel and Secretary

Date: February 21, 2012