Form 10-K
period 2011-12-31
EchoStar CORP
filed 2012-03-07
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.404 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 14, 2012, the registrant’s outstanding common stock consisted of 38,982,802 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

For further discussion see Item 1A.  Risk Factors.  The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  We currently derive a substantial portion of our revenue from our two primary customers, DISH Network and Bell TV.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

•                  Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  If we are unable to properly respond to technological changes, our business could be significantly harmed.

•                  Certain of our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

•                  We may be required to raise and refinance indebtedness during unfavorable market conditions.

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

•                  Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

•                  Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

•                  Any failure or inadequacy of our information technology infrastructure or those of our third-party service providers could harm our business.

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

•                  We have substantial debt outstanding and may incur additional debt.

i

Risks Affecting Our EchoStar Technologies Segment

•                  We depend on sales of digital set-top boxes for a substantial portion of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

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

•                  Growth in our EchoStar Technologies segment likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

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

Risks Affecting Our EchoStar Satellite Services and Hughes Segments

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

•                  Our business is subject to risks of adverse government regulation.

•                  Our business depends on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•                  Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

•                  Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•                  We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

ii

•                  The enterprise network communications industry is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our enterprise groups.

•                  The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against fiber, Digital Subscriber Line (“DSL”), cable service providers and other satellite broadband providers in the consumer market.

•                  We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

•                  We currently have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

•                  The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity for our Hughes segment could harm our results of operations.

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

•                  Although we expect that the Hughes Acquisition (as defined below) will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

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

•                  We are controlled by one principal stockholder who is our Chairman.

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

iii

PART I

Item 1.                       BUSINESS

OVERVIEW

We were organized in October 2007 as a corporation under the laws of the State of Nevada.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) operate three segments:

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

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of our acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and the results of operations of Hughes Communications are included in this report effective June 9, 2011.  See Note 13 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of the Hughes Acquisition.

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

BUSINESS STRATEGIES

Expand our digital set-top box business to additional customers.  We believe opportunities exist to expand our business by selling equipment and services in both the U.S. and international markets.  As a result of our extensive experience with designing, developing and distributing digital set-top boxes and related products, we believe we can leverage the broader adoption of advanced technologies within set-top boxes to create opportunities for us.  In particular, the broader adoption of advanced technologies within set-top boxes may launch a replacement cycle, particularly among direct-to-home (“DTH”) satellite and cable providers with substantial bases of legacy equipment.

Leverage satellite capacity and related infrastructure.  We currently have available satellite and fiber capacity.  We believe market opportunities exist to lease our capacity to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications and government services.  We will continue to assess the ability to cross sell services, bundle satellite broadband and video DTH services, and explore opportunities in new markets.

Offer end-to-end pay-TV delivery systems.  We intend to leverage our engineering resources to customize infrastructure solutions for a broad base of customers.  For example, as demonstrated by our Dish Mexico joint venture, we are offering customers end-to-end pay-TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and network design and management.

Capitalize on demand for broadband services.  We intend to capitalize on the increasing demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership and high-quality, reliable service to continue subscriber growth in the consumer and enterprise markets.

Develop improved technologies.  The combined engineering power of EchoStar and Hughes Communications will allow us to develop and deploy cutting edge technology and maintain a leading technological position in our industry.

Exploit international opportunities.  We believe that DTH satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH satellite service and broadband service providers.  Our available satellite capacity provides us, in certain cases, with the ability to initiate new services quickly, which could give us a competitive advantage.

Pursue strategic partnerships, joint ventures and acquisitions.  We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, both domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

ECHOSTAR TECHNOLOGIES SEGMENT

Our Products

Digital Set-Top Boxes.  Our EchoStar Technologies segment offers a wide range of digital set-top boxes that allow consumers to watch and control their television programming and contain a variety of other capabilities and functionality.  Our current digital set-top boxes include:

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

•                  DVR:  Enables subscribers to pause, stop, reverse, fast forward, record and replay digital television content using a built-in and/or external hard drive capable of storing content.  We recently introduced a new whole-home HD DVR.

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

Digital Broadcast Operations.  We operate a number of digital broadcast centers in the U.S.  Our principal digital broadcast centers are located in Cheyenne, Wyoming, and Gilbert, Arizona.  We also have four regional digital broadcast centers and four micro digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers’ satellites.  Programming and other data is received at these centers by fiber optic cable or satellite.  It is then processed, compressed, and encrypted and then uplinked to our satellites and our customers’ satellites for transmission to end users.

Our Customers

Historically, the primary customer of our EchoStar Technologies segment has been DISH Network.  DISH Network accounted for 79.4%, 82.8% and 81.9% of our total EchoStar Technologies segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Bell TV, a DTH satellite service provider in Canada, accounted for 12.3%, 9.8% and 11.7% of our total EchoStar Technologies segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Furthermore, Dish Mexico accounted for 4.0%, 3.9% and 2.1% of our total EchoStar Technologies segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  We also currently sell our digital set-top boxes to other international DTH satellite and cable providers such as Unitymedia GmbH, although these customers do not account for a significant amount of our total EchoStar Technologies segment revenue.

We expect to continue to rely on DISH Network as the primary customer of our EchoStar Technologies segment and for the substantial majority of our total EchoStar Technologies segment revenue.  Effective January 1, 2012, we entered into a new receiver agreement with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network until December 31, 2014.  However, DISH Network is under no obligation to purchase our digital set-top boxes or related products before or after this date.  The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at a cost (decreasing as we reduce cost and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the receiver agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be impaired if these costs increase.

A substantial majority of our EchoStar Technologies segment international revenue during each of the years ended December 31, 2011, 2010, and 2009 was attributable to sales of digital set-top boxes to Bell TV and Dish Mexico.  In early 2009, we completed a multi-year contract extension with Bell TV that makes us the exclusive provider of digital set-top boxes to Bell TV, subject to certain limited exceptions.  The agreement includes fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings.  Additionally, in 2008, we entered into a joint venture with Dish Mexico, to which we also sell digital set-top boxes and related accessories and uplink services to Dish Mexico.

Our Competition

As we seek to establish ourselves in the digital set-top box industry as an independent business, we face substantial competition.  Many of our primary competitors, such as Motorola Mobility, Cisco (which owns Scientific Atlanta), Pace and Technicolor have established longstanding relationships with their customers.  Although some of the competitors own the conditional access technology deployed by their customers, the FCC’s rules regarding separate mandated removable security in digital cable systems may allow us to compete for this type of business. In addition, we may face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours.  Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including Internet delivery of video content, to market to keep pace with our competitors.

Our Manufacturers

Although we design, engineer and distribute digital set-top boxes and related products, we are not directly engaged in the manufacturing process.  Rather, we outsource the manufacturing of our digital set-top boxes and related products to third parties who manufacture our products according to specifications supplied by us.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products.  Although there can be no assurance, we do not believe that the loss of any single manufacturer or supplier would materially impact our business.  Sanmina-SCI Corporation and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes.

ECHOSTAR SATELLITE SERVICES SEGMENT

EchoStar Satellite Services has five owned and five leased in-orbit satellites.  EchoStar Satellite Services also has one owned satellite currently under construction.

Our transponder capacity is currently used by our customers for a variety of applications:

•                  DTH Services.  We provide satellite transponder capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming.  Our satellites are also used for the transmission of live sporting events, Internet access, disaster recovery, and satellite news gathering services.

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

Our Customers

We provide transponder capacity on our satellite fleet primarily to DISH Network, but also to a small number of U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Currently, due to our limited customer base, we have unused satellite capacity.  For the years ended December 31, 2011, 2010 and 2009, DISH Network accounted for approximately 77.6%, 79.5% and 75.4% of our total EchoStar Satellite Services segment revenue.  We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  See “Related Party Transactions with DISH Network — Satellite Capacity Agreements” in Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  Our other satellite service sales are generally characterized by shorter-term contracts or spot market sales.  Future costs associated with our excess capacity will negatively impact our margins if we do not generate revenue to offset these costs.

As of December 31, 2011 and 2010, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.285 billion and $1.054 billion, respectively, and contracted backlog attributable to satellites under construction of $621 million and $1.1 billion, respectively.  Of these amounts, we expect approximately $230 million to be recognized in 2012.

Our Competition

Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat, SES S.A. and Telesat, in an industry that is characterized by long-term contracts and high costs for customers to change service providers.  Therefore, it will be difficult to displace customers from their current relationships with our competitors.  Intelsat and SES S.A. maintain key North American orbital slots that may further limit competition and competitive pricing.  In addition, our EchoStar Satellite Services segment could face significant competition from suppliers of terrestrial communications capacity.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

HUGHES SEGMENT

On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc., pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  The funding of the Hughes Acquisition was supported by the issuance of $1.1 billion of senior secured notes and $900 million of senior unsecured notes.  In addition to the debt securities issued, we contributed cash and marketable investment securities to, and forgave certain net intercompany accounts payable of, Hughes Satellite Systems Corporation (“HSS”), our wholly-owned subsidiary, formerly known as EH Holding Corporation, totaling $609 million.

Our Products and Services

Our Hughes segment provides satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

Manufacturing

The products in our Hughes segment are designed, assembled and tested primarily at our facilities in Maryland and we outsource a significant portion of the manufacturing of our products to third parties. We believe that the manufacturing facilities used by our Hughes segment have sufficient capacity to handle current demand. We adjust our capacity based on our production requirements. We also work with third-party vendors for the development and manufacture of components that are integrated into our products. We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis.  Our operations group, together with our research and development group, works with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Our Customers

Our Hughes segment delivers broadband Internet service to North American consumers.  It also provides satellite, wire line and wireless communication network products and services to enterprises in North America and managed networks services and equipment to enterprises and broadband service providers worldwide.  In addition, our Hughes segment provides turnkey satellite ground segment systems to mobile system operators and point-to-multipoint microwave radio network systems that are used for cellular backhaul and broadband wireless access.

As of December 31, 2011, we had approximately 626,000 customers that subscribe to our consumer and small/medium enterprise service.  In addition, as of December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.036 billion.  Of this amount, we expect approximately $370 million to be recognized in 2012.

Our Competition

The network communications industry is highly competitive. As a provider of data network products and services in the U.S. and internationally, our Hughes segment competes with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize, among other things, our network quality, our customization capability, our offering of networks as a turnkey managed service (rather than as an equipment sale), our position as a single point of contact for products and services and our competitive prices.

In our consumer market, we compete against traditional telecommunications and wireless carriers, as well as DSL and cable Internet service providers offering competing services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer. Our primary satellite competitor in our consumer market is ViaSat Communications, Inc. (formerly known as WildBlue Communications, Inc., “ViaSat Communications”), which is owned by ViaSat, Inc. (“ViaSat”). To a lesser extent, we also compete with smaller satellite operators such as Spacenet, Inc., which is a subsidiary of Gilat Satellite Networks Ltd. (“Gilat”). We seek to differentiate ourselves based on our service quality, proprietary technology, and our distribution channels.  We also face competition from established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and the global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their own national telephone networks and those of others.

In our enterprise market, our principal competitors for the supply of very-small-aperture terminals (“VSATs”) satellite networks are Gilat, ViaSat and iDirect Technologies (“iDirect”).  Unlike Gilat, which offers a full line of broadband products and services for enterprise customers, ViaSat and iDirect offer enterprises only broadband products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. Our Hughes segment also faces competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

Our broadband networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or a congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations.

We currently utilize our SPACEWAY 3 satellite to operate our broadband business.  We believe that we will have sufficient capacity to grow our broadband business and that our capacity will grow significantly when we launch EchoStar XVII/Jupiter, formerly known as Jupiter, our next generation, high throughput geostationary satellite, in the summer of 2012.

However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions prior to the launch of EchoStar XVII/Jupiter. Our relative competitive position is constantly changing as we and our competitors strive to improve our respective positions. While our current competitive position provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

INTERNATIONAL DTH PLATFORMS

Our experience with digital set-top boxes and satellite delivery systems enables us to provide end-to-end pay-TV delivery systems incorporating our satellite and backhaul capacity, customized digital set-top boxes and related components, and network design and management.

During 2008, we entered into our Dish Mexico joint venture.  Pursuant to this arrangement, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  Subject to a number of conditions, we committed to provide $112 million of value over an initial ten year period in the form of cash, equipment and services, which was satisfied as of December 31, 2010.

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

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

			Original
		Degree Orbital	Useful Life/
	Launch	Location	Lease Term
Satellites	Date	(West Longitude)	(In Years)
Owned:
EchoStar III (1) (2)	October 1997	61.5	12
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)	August 2002	77	12
EchoStar IX (1)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
SPACEWAY 3 (4)	August 2007	95	12

Leased from DISH Network:
EchoStar I (1)	December 1995	77	12

Leased from Other Third Parties:
AMC-15 (3)	December 2004	105	10
AMC-16 (3)	January 2005	85	10
Nimiq 5 (1) (3)	September 2009	72.7	15
QuetzSat-1 (1) (3)	September 2011	67.1	10

Under Construction (owned) :
EchoStar XVI (1)	Expected in 2012	61.5	15
EchoStar XVII/Jupiter	Expected in 2012	107	15
CMBStar	Construction Suspended

(1)          See Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of our Related Party Transactions with DISH Network.

(2)          Fully depreciated and currently an in-orbit spare.

(3)          These satellites are accounted for as capital leases.

(4)          Original useful life represents the remaining useful life as of the date of the Hughes Acquisition.

Recent Developments

QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  This lease is accounted for as a capital lease.  DISH Network has agreed to lease 24 of the 32 direct broadcast satellite (“DBS”) transponders on this satellite from us when QuetzSat-1 is placed into commercial operation at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.

Satellite Anomalies

Prior to 2011, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” in Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, and therefore, we will bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to obtain launch insurance for EchoStar XVII/Jupiter and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar IV.  During 2011, EchoStar IV was removed from the 77 degree west longitude orbital location and retired from commercial service.  This retirement did not have a material impact on our results of operations or financial position.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to and during 2011.  In January 2011, the satellite experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service.  In addition, it has recently been determined that one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that these or any future anomalies will not reduce its useful life or impact its commercial operation.

Satellites Under Construction

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, a next-generation, high throughput geostationary satellite, which will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband internet service to the consumer market in North America.  EchoStar XVII/Jupiter will operate at the 107 degree west longitude orbital location and is expected to be launched during the summer of 2012.

Satellite Impairments

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005 and currently operates at the 105 degree west longitude orbital location.  This satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we negotiated a reduction of our monthly recurring payment, which impacted the carrying value of the satellite and the related capital lease obligation.  The monthly recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value was decreased by a total of $20 million each.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree west longitude orbital location.  This satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, the monthly recurring payment was reduced and as a result, our capital lease obligation, and the corresponding asset value, was decreased by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was further reduced due to the 2010 anomaly and as a result our capital lease obligation was further decreased by approximately $7 million.  AMC-16 currently has no net book value (due to prior period impairments) therefore a $7 million gain was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the first quarter 2012, AMC-16 experienced an additional solar-power anomaly, which caused a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which this anomaly impacted its commercial operations, the extent to which the monthly recurring payment may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or further impact its commercial operations.

CMBStar.  During 2008, we suspended construction of the CMBStar satellite and recorded an $85 million impairment.  During 2011, we performed our annual impairment analysis and determined that the discounted cash flows would not recover the carrying amount of this satellite resulting in an additional $33 million impairment.  We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values).  The valuation model used Level 3 inputs.  We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite.  There can be no assurance that this satellite will not be further impaired in the future.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic satellite and telecommunications operations.  We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”) and certain foreign governments.  In addition, we are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the U.S. with respect to the export of telecommunications equipment and services.  Depending upon the circumstances, noncompliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

The following summary of regulatory developments and legislation is not intended to describe all present and proposed government regulation and legislation affecting the satellite and digital set-top box equipment markets.  Government regulations that are currently the subject of judicial or administrative proceedings, legislative hearings or administrative proposals could adversely affect us and our industries to varying degrees.  We cannot predict either the outcome of these proceedings or any potential impact they might have on the industry or on our operations.

Regulations Applicable to Satellite Operations

FCC Jurisdiction over Satellite Operations.

The Communications Act of 1934, as amended (the “Communications Act”) gives the FCC broad authority to regulate our satellite operations.  All commercial entities that use radio frequencies to provide communications services in the U.S. are subject to the jurisdiction of the FCC under the Communications Act.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

To obtain FCC licenses and authorizations for satellites and earth stations, satellite operators must satisfy strict legal, technical and financial qualification requirements.  Once issued, these licenses and authorizations are subject to a number of conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, construction milestones, and various reporting requirements.  Applications for new or modified satellites and earth stations are necessary for further development and expansion of satellites services and generally must be approved by the FCC in advance.  Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions which may be cumbersome.

Licenses, Authorizations and Contractual Rights for Satellite Capacity

Our spacecraft operations are subject to the licensing jurisdiction of, and conditions imposed by, among others, the FCC and any other government whose ITU filing we use to operate a satellite. Such conditions may include, for example, that we implement the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, and launch and implementation of service), that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network.

DTH Video Satellites. Our DBS satellites are located in orbital positions, or slots, that are designated by their western longitude.  An orbital position describes both a physical location in space (at a fixed altitude of approximately 22,300 miles above the Earth’s equator) and an assignment of spectrum in the applicable frequency band.  Each transponder on our satellites typically exploits one frequency channel, which can yield several channels of video programming by means of digital compression.  Certain of our satellites also include spot-beam technology that enables us to provide services on a local or regional basis, but reduces the number of frequency channels that could otherwise be utilized across the entire U.S.

We have U.S. DBS licenses for 30 frequency channels at the 61.5 degree west longitude orbital location, capable of providing service to the Eastern and Central U.S.  We are also currently operating on the two unassigned frequency channels at the 61.5 degree west longitude orbital location under a conditional special temporary authorization.  That authority requires periodic renewal every 180 days.  The licensing method for assigning these two channels will be decided in a pending FCC rulemaking proceeding, and these two channels are currently subject to an FCC moratorium on new DBS applications.  The FCC has previously found that existing DBS providers will not be eligible for the two unassigned channels at the 61.5 degree west longitude orbital location.  There is a pending petition for reconsideration of that decision, which will be evaluated as part of the FCC rulemaking.

We also have FCC authority to provide service from a Mexican DBS orbital slot at the 77 degree west longitude orbital location using 24 frequency channels and at a Canadian DBS orbital slot at the 72.7 degree west longitude orbital location using 32 frequency channels.  In addition, we hold licenses or have entered into agreements to lease capacity on satellites at FSS orbital locations including:

•                  500 MHz of Ku spectrum divided into 32 frequency channels at the 121 degree west longitude orbital location, capable of providing service to CONUS, plus 900 MHz of Ka spectrum at the 121 degree west longitude orbital location capable of providing service into select spot beams;

•                  500 MHz of Ku spectrum divided into 24 frequency channels at the 105 degree west longitude orbital location, currently capable of providing service to CONUS, Alaska and Hawaii, plus at least 720 MHz of Ka spectrum capable of providing service into select spot beams; and

•                  500 MHz of Ku spectrum divided into 24 frequency channels at the 85 degree west longitude orbital location, currently capable of providing service to CONUS, plus at least 720 MHz of Ka spectrum capable of providing service into select spot beams.

In addition, we have a number of modifications, special temporary authorities, and license applications pending with the FCC.  There can be no assurance that the FCC will grant any of these applications, or that the authorizations, if granted, will not be subject to onerous conditions.  Moreover, the cost of building and launching a satellite can be as much as $300 million or more, and there can be no assurance that we will be able to construct and launch all of the satellites for which we have requested authorization.

Furthermore, we were the high bidder at an auction conducted by ANATEL, the communications regulatory authority in Brazil for a license to use the DBS spectrum at the 45 degree west longitude orbital location to provide direct-to-home services.  We have applied to ANATEL for a license for that slot.  This authorization would also allow for the operation of broadband or mobile services from the 45 degree west longitude orbital position.

Broadband Satellites.  We currently hold a license to operate SPACEWAY 3 at the 95 degree west longitude orbital location, which is in-orbit.  SPACEWAY 3 is capable of providing service to the U.S. and Canada.

We also hold an authorization issued by the Office of Communications in the United Kingdom (“Ofcom”) and a Letter of Intent authorization from the FCC that will allow us to operate the EchoStar XVII/Jupiter satellite from the 107 degree west longitude orbital location and transmit to earth stations located in the U.S., when it is launched, which is expected to be in the summer of 2012.  We have authorizations issued by Ofcom and have filed applications with the FCC to operate satellites at certain additional locations on the geostationary arc in anticipation of the deployment of future satellites.  We cannot be certain that we will meet our progress milestones or other requirements with respect to our current or future licenses, or that our pending applications for new or modified authority will be granted.

Duration of Satellite Licenses.  Generally speaking, all satellite licenses granted by the FCC are subject to expiration unless renewed by the FCC.  The term of each of our DBS licenses is 10 years, and our FSS licenses generally have 15 year terms.  Our licenses are currently set to expire at various times.  In addition, special temporary authorizations are granted for periods of only 180 days or less, subject to possible renewal by the FCC.  Generally, our FCC satellite licenses and special temporary authorizations have been renewed by the FCC on a routine basis, but there can be no assurance that the FCC will continue to do so.  Licenses granted by ANATEL, the Brazilian communications regulatory authority, are valid for 30 years and there is no specified time limit for authorizations granted by Ofcom.

The earth station licenses we hold are granted for terms that vary significantly depending upon the jurisdiction in which they were obtained. The FCC also has granted periodic requests by us for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.

Opposition and Other Risks to Our Licenses.  Several third parties have opposed, and we expect them to continue to oppose, some of our FCC satellite authorizations and pending and future requests to the FCC for extensions, modifications, waivers and approvals of our licenses.  In addition, we may not have fully complied with all of the FCC reporting, filing and other requirements in connection with our satellite authorizations.  Consequently, it is possible the FCC could revoke, terminate, condition or decline to extend or renew certain of our authorizations or licenses.

Reverse Band (17/24 GHz BSS) Spectrum.  Recently authorized 17/24 GHz BSS operations may interfere with the uplink operations of our DBS satellites.  At this time, no applications have been filed to operate a 17/24 GHz BSS satellite near our DBS satellites at 61.5 degrees.  However, it is possible that such an application may be filed in the future.  Furthermore, the FCC has a pending rulemaking to decide how to protect DBS satellites from 17/24 GHz BSS operations, and we cannot predict if and how the final rules will affect either our DBS operations at 61.5 degrees.

LMDS Licenses.  In 2010, we purchased an additional equity interest in Alta Wireless, Inc. which holds certain authorizations for Local Multipoint Distribution Service (“LMDS”) licenses in each of Kansas City, Phoenix, Cheyenne, and San Diego.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band.  MVDDS licenses were auctioned in 2004.  While, to our knowledge, no MVDDS systems have been commercially deployed, several systems are now being tested, and may soon be deployed.  Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

International Satellite Competition and Interference for Our DTH Video Satellites.  As noted above, we have received authority to provide DBS service to the U.S. from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees.  DirecTV, Spectrum Five and DISH Network have received similar authorizations to provide service to the U.S. from foreign orbital slots.  The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers.  It may also provide a means by which to increase our available satellite capacity in the U.S.  In addition, a number of administrations, such as Great Britain and The Netherlands, have requested to add orbital locations serving the U.S. close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.  The risk of harmful interference will depend upon the final rules adopted in the FCC’s “tweener” proceeding.

Regulations Applicable to Our EchoStar Technologies Segment

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

Telecommunications Regulation

We are required to contribute a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution through to our customers.  The FCC also requires broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA generally requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.  In addition, as a provider of interconnected VOIP services, we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

State and Local Regulation

We are also regulated by other federal agencies, and state and local authorities.  While the FCC has preempted many state and local regulations that impair the installation and use of VSATs and other consumer satellite dishes, our businesses nonetheless may be adversely affected by state and local regulation, including, among others, zoning regulations that impair the ability to install these consumer satellite earth station antennas.

International Regulation

In addition, we are subject to regulation by the ITU and certain foreign governments and national communications regulatory authorities of other countries in which we, and under certain circumstances our resellers and distributors, provide services or operate earth stations.  The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries.  In some countries, there may be restrictions on our ability to interconnect with the local switched telephone network. In addition, in certain countries, there are limitations on the fees that can be charged for the services we provide.

Many countries permit competition in the provision of voice, data or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country. We believe that this trend should continue due to commitments by many countries to open their satellite markets to competition. In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, we may be required to negotiate for access to service or equipment provided by that monopoly entity, and we may not be able to obtain favorable rates or other terms.

The International Telecommunication Union Frequency Registration. The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules, regulations and rights for a satellite to use specific radio frequencies at a specific orbital location.  These rules differ depending on the type of service to be provided and the spectrum to be used by the satellite.  On our behalf, the FCC and Ofcom have made filings with the ITU for SPACEWAY 3, EchoStar XVII/Jupiter and for other potential future satellites we may build or acquire.  The U.S. government has also filed requests for modification of the ITU Region 2 Broadcasting-Satellite Service (“BSS”) plan relating to certain of our DBS satellites.  The FCC and Ofcom may make future ITU filings with respect to our proposed FSS and DBS satellites.  In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the BSS plan are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis.  If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital location.  We cannot be sure of the successful outcome of these ITU processes.  We have cooperated, and will continue to cooperate, with the FCC and Ofcom in the preparation of ITU filings and responses.

Export Control Regulation

In the operation of our business, we must comply with all applicable export control and economic sanctions laws and regulations of the U.S. and other countries.  Applicable U.S. laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

The export of certain hardware, technical data and services relating to satellites and the supply of certain ground control equipment, technical services and data, and satellite communication/control services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls, under the ITAR and is subject to strict export control and prior approval requirements.  Other items are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the EAR. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the U.S. In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act, which generally prohibits companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

Environmental Regulation

We are subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge, waste management, hazardous chemicals and product disposal, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”).  Under the RCRA, our Hughes segment is considered a small quantity generator.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.  We are also subject to the requirements of other environmental and occupational safety and health laws and regulations.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.  We do not expect capital or other expenditures for environmental compliance to be material in 2012 or 2013.  However, environmental requirements are complex, change frequently and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

PATENTS AND TRADEMARKS

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold U.S. patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. The duration of each of our U.S. patents is generally 20 years from the earliest filing date to which the patent has priority. We have granted licenses to use our trademarks and service-marks to resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and that prohibit any reverse-engineering of that code.

We believe that our patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware and other technology remaining trade secrets and/or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors and certain customers and other business partners.

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

We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe.  In addition, patent applications in the U.S. are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware.  Further, the process of determining definitively whether a patent claim is valid and whether a particular product infringes a valid patent claim often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement. See “Item 3 — Legal Proceedings.”

RESEARCH AND DEVELOPMENT AND ENGINEERING

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes a wide range of skills required to develop the hardware, software and firmware used in our products and services. In addition to our product development skills, over the past 30 years, Hughes Communications has pioneered numerous advances in the area of wireless communication techniques and methodologies.  EchoStar has pioneered many advances in the areas of television broadcasting, video placeshifting, video copy protection and digital video recording.

With respect to hardware development, we have skill sets that include complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and cellular handsets.

As a complement to our hardware development, we have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our broadband product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2011, 2010 and 2009, see Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  See “Item 1A — Risk Factors” for information regarding risks attendant to our foreign operations.

EMPLOYEES

As of December 31, 2011, we had approximately 4,200 employees and generally consider relations with them to be good.  In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network.  See “Certain Intercompany Agreements — Management Services Agreement and Professional Services Agreement” set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”  Other than 57 of our employees located in Italy and Brazil, none are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during the past five years:

Name	Age	Position
Charles W. Ergen	58	Chairman
Michael T. Dugan	63	Chief Executive Officer, President and Director
Kenneth G. Carroll	56	Executive Vice President and Chief Financial Officer
Mark W. Jackson	51	President, EchoStar Technologies L.L.C.
Anders N. Johnson	54	President, EchoStar Satellites Services L.L.C.
Pradman P. Kaul	65	President, Hughes Communications, Inc. and Director
Sandi L. Kerentoff	58	Executive Vice President, Global Human Resources
Roger J. Lynch	49	Executive Vice President, Advanced Technologies L.L.C.
Dean A. Manson	45	Executive Vice President, General Counsel and Secretary
Steven B. Schaver	57	President, EchoStar International Corporation

Charles W. Ergen.  Mr. Ergen serves as our executive Chairman and Chairman of the Board of Directors.  Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009.  Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries.

Michael T. Dugan.  Mr. Dugan has served as Chief Executive Officer and President of EchoStar since November 2009.  Mr. Dugan also serves as a member of our Board of Directors.  Mr. Dugan served as a senior advisor to EchoStar since January 1, 2008.  From May 2004 to December 2007, he was a director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time.

Kenneth G. Carroll.  Mr. Carroll has served as our Executive Vice President and Chief Financial Officer since November 2011. Mr. Carroll, a 20-year veteran in the satellite TV and satellite broadband industry, served as Chief Operating Officer of EchoStar Satellite Services from August 2010 to June 2011, and as Executive Vice President, Business Development and International, of EchoStar Corporation from June 2011 to November 2011.  Prior to joining EchoStar, from 2003 to 2010, Mr. Carroll served as President and Chief Operating Officer of WildBlue Communications, Inc., a nationwide satellite broadband company. In addition, Mr. Carroll previously served as Chief Financial Officer for Liberty Satellite & Technology and DTH satellite TV provider PrimeStar.

Mark W. Jackson.  Mr. Jackson is currently the President of EchoStar Technologies L.L.C. and oversees all day to day operations of our EchoStar Technologies segment.  Mr. Jackson served as the President of EchoStar Technologies Corporation from June 2004 through December 2007.

Anders N. Johnson.  Mr. Johnson has served as President of EchoStar Satellite Services L.L.C. since June 2011.  Mr. Johnson was most recently at SES World Skies where he served as Senior Vice President of Strategic Satellite Development.  Mr. Johnson joined SES GLOBAL after the combination of GE Capital and SES GLOBAL in 2001.  Prior to SES GLOBAL, Mr. Johnson worked at GE Capital beginning in 1985 in a variety of executive level roles in Satellite Services, Aviation Services and Transportation & Industrial Financing.

Pradman P. Kaul.  Mr. Kaul has served as the President of Hughes Communications, Inc. since February 2006.  Mr. Kaul also serves as a member of our Board of Directors.  Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of Hughes Network Systems, LLC.  Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley.  Mr.Kaul has been inducted as a member of the National Academy of Engineering.

Sandi L. Kerentoff.  Ms. Kerentoff has served as our Executive Vice President, Global Human Resources since February 2012, following her appointment as head of Global Human Resources in October 2011.  Ms. Kerentoff also has served as Senior Vice President, Administration and Human Resources of Hughes Network Systems, LLC since April 2000.  Ms. Kerentoff joined Hughes Network Systems, LLC in 1977 and, from 1977 to 2000, held various positions of increasing responsibility.  She received her Bachelor of Science degree in Finance from Michigan State University.

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies L.L.C. since November 2009.  Mr. Lynch also serves as Executive Vice President, Advanced Technologies at DISH Network.  Prior to joining EchoStar, Mr. Lynch served as Chairman and CEO of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 through 2009.

Dean A. Manson.  Mr. Manson has served as our Executive Vice President, General Counsel and Secretary since November 2011, and is responsible for all legal and government affairs of EchoStar Corporation and its subsidiaries.  Mr. Manson joined Hughes Communications in 2000 from the law firm of Milbank, Tweed, Hadley & McCloy, where he focused on international project finance and corporate transactions, and was appointed General Counsel of Hughes Communications in 2004.  Mr. Manson received a Bachelor of Science in Engineering from Princeton University and a Juris Doctorate from Columbia University School of Law.

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

General Risks Affecting Our Business

We currently derive a substantial portion of our revenue from our two primary customers, DISH Network and Bell TV.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services and/or other products or services to DISH Network or Bell TV would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 59.9%, 82.5% and 81.3% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Bell TV accounted for 7.9%, 8.6% and 10.5% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Any reduction in sales to DISH Network or Bell TV or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business.  In addition, because a significant portion of our revenue is derived from DISH Network and Bell TV, our success also depends to a significant degree on the continued success of DISH Network and Bell TV in attracting new subscribers and in marketing programming packages and other services and features to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners and other advanced technology.  If DISH Network’s gross subscriber additions are adversely affected by the sustained economic weakness in the U.S. or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network.  As disclosed by DISH Network in its Annual Report on Form 10-K for the year ended December 31, 2011, DISH Network experienced fewer gross subscriber additions during 2011.  Therefore, it is possible that DISH Network will purchase fewer digital set-top boxes and related components from us in the future than it purchased during the year ended December 31, 2011.  This decrease could have a material adverse effect on our results of operations.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

In addition, the timing of orders for digital set-top boxes from these two customers could vary significantly depending on equipment promotions these customers offer to their subscribers, changes in technology, and their use of remanufactured digital set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory.  These inventory risks are particularly acute during product end-of-life transitions in which a new generation of digital set-top boxes is being deployed and inventory of older generation digital set-top boxes is at a higher risk of obsolescence.  This in turn could cause our operating results to fluctuate significantly.  Furthermore, because of the maturing and competitive nature of the digital set-top box business, the limited number of potential new customers and the short-term nature of our purchase orders with DISH Network and Bell TV, we could in the future experience downward pricing pressure on our digital set-top boxes to DISH Network or Bell TV, which in turn would adversely affect our gross margins and profitability.

DISH Network is currently our primary customer of digital set-top boxes and digital broadcast operation services.  These products and services are provided pursuant to contracts that expire on December 31, 2014 and December 31, 2016, respectively.  Thereafter, if we are unable to extend those contracts on similar terms with DISH Network, or if we are otherwise unable to obtain acceptable replacement contracts from third parties following a termination by DISH Network, there could be a significant adverse effect on our business, results of operations and financial position.

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

Historically, many of our potential customers have perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A substantial portion of our revenue comes from providers of pay-TV services that in turn derive a substantial majority of their revenue from residential customers whose spending is affected by economic uncertainty.  Our business also depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services.  The U.S. and world economy experienced significant slowdown and other weaknesses in the past few years, and the economic environment may continue to be unfavorable in the future.

Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect our EchoStar Technologies segment and providers of pay-TV services and the telecommunications industry.  In particular, the weak economic conditions may result in the following:

•                  Decreased Demand and Increased Pricing Pressure.  Subscribers to pay-TV services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay-TV providers that include set-top box equipment manufactured by us.  Increased pricing pressures may result in reduced margins for pay-TV providers, including DISH Network and Bell TV and may reduce demand for high-end digital set top boxes on which we earn higher gross margins.  Furthermore, pay-TV providers may increasingly look to make purchases from foreign set-top box suppliers primarily located in Asia with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of weak economic conditions.  In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the U.S. and world economic conditions continue to be volatile or deteriorate further or if the telecommunications industry experiences future weakness, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

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

•                  Increased Impairment Charges.  Sustained economic weakness could result in substantial future impairment charges relating to, among other things, satellites, FCC authorizations, goodwill and intangibles, and our debt and equity investments.

If we are unable to properly respond to technological changes, our business could be significantly harmed.

Our business and the market in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product and service introductions and enhancements.  If we are unable to properly respond to or keep pace with technological developments, or fail to develop new technologies, our existing products and services may become obsolete and demand for our products and services may decline.  Even if we keep up with technological innovation, we may not meet the demands of the network communications market.  If we are unable to respond to or keep pace with technological advances on a cost-effective and timely basis, or if our products, applications or services are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

For instance, there is increasing demand for the delivery of digital video services via the Internet.  If this increasing demand, along with other changes in technology leads pay-TV subscribers to use devices such as personal computers, Internet ready televisions, blu-ray players or gaming consoles, instead of set-top boxes, to receive their pay-TV services, our customers may not need to purchase our digital set-top boxes to provide their subscribers with their pay-TV services.  Our competitors may also introduce technologies that compete favorably with our digital set-top boxes or that cause our digital set-top boxes to no longer be of significant benefit to our customers.

We and our suppliers may not be able to keep pace with technological developments.  If we fail to timely obtain such technologies from our suppliers or introduce products and services with superior technologies, if the new technologies developed by us or our partners fail to achieve sustained acceptance in the marketplace or become obsolete, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, we could suffer a material adverse effect on our future competitive position that could in turn decrease our revenues and earnings.  Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.  Even if we keep up with technological innovation, we may not meet market demands.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract and retain these employees, we may not succeed in this respect.

Certain of our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

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

Furthermore, if we lose DISH Network as a customer, it will be difficult for us to replace, in whole or in part, our historical revenues from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential customers in the past.

We may be required to raise and refinance indebtedness during unfavorable market conditions.

We may need to raise additional debt in order to fund ongoing operations or to capitalize on our business opportunities.  Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions which may adversely affect our ability to secure additional financing to support our growth initiatives.

In addition, weakness in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In particular, it may be difficult for us to raise debt financing on acceptable terms.  In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments in North and South America, Asia and elsewhere.  These investments involve a high degree of risk and could diminish our ability to fund our stock buyback program, invest capital in our business or return capital to our shareholders.  The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.  These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources.  In particular, the laws, regulations and practices of certain countries may make it harder for our international investments to be successful.  If our investments suffer losses, our financial condition could be materially adversely affected.  In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to buy other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  In addition, we have entered, and may continue to enter, into strategic transactions and investments in North America, Asia and elsewhere.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risks, including, but not limited to, the following:

•                  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  possible adverse effects on our operating results during the integration process;

•                  exposure to significant financial losses if the transactions and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction;

•                  the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments; and

•                  the risks associated with complying with regulations applicable to the acquired business which may cause us to incur substantial expenses.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses or be distributed to shareholders. Commitment of this capital may cause us to defer or suspend any share repurchases or capital expenditures that we otherwise may have made.

We have made and will continue to make significant investments in research, development, and marketing for new products, services and related technologies, as well as entry into new business areas.  Investments in new technologies and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing.  We may not achieve revenue or profitability from such investments for a number of years, if at all.  Moreover, even if such products, services, technologies and business area become profitable, their operating margins may be minimal.

We may not be aware of certain foreign government laws or regulations or changes to them which could have a significant adverse impact on our business.

Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites.  Because laws and regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with foreign national requirements for the registration of satellites and associated obligations.  We may not be aware of the laws for new markets in which we intend to conduct business.  Furthermore, for those countries in which we are presently conducting business, the requirements relating to satellite registration and satellite services could be changed. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries.

We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the ITAR, the EAR and the trade sanctions laws and regulations administered by the OFAC. The export of certain hardware, technical data and services relating to satellites is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the BIS under EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  If we are found to be liable for violating these laws, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.  Moreover, due to the rapid pace of technological change, we rely in part on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses or other required intellectual property rights from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected. Technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  For example, in February 2012, ViaSat and its subsidiary ViaSat Communications filed a lawsuit in the U.S. District Court for the Southern District of California against Space Systems Loral (“SS/L”), the manufacturer of EchoStar XVII/Jupiter, our next generation satellite currently under construction.  ViaSat alleges, among other things, that SS/L infringes four different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII/Jupiter and other satellites.  While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of the EchoStar XVII/Jupiter satellite or use the satellite in the timeframe we have anticipated.

Any failure or inadequacy of our information technology infrastructure or those of our third-party service providers could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems.  Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.  We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations. In addition, our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

DISH Network and its affiliates are currently obligated to provide certain of these functions to us pursuant to the management services agreement and the professional services agreement between us and DISH Network.  See Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively.  In addition if, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost-effectively, we may not be able to operate our business effectively and our profitability may decline.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have certain agreements limiting their ability to work for or consult with competitors if they leave us, we generally do not have employment agreements with them.  Paul W. Orban, our Controller, provides services to us pursuant to a management services agreement with DISH Network.  In addition, Roger J. Lynch also serves as Executive Vice President, Advanced Technologies of DISH Network. To the extent these and other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2011, our total debt, including the debt of our subsidiaries, was approximately $2.534 billion.  Our debt levels could have significant consequences, including:

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

Risks Affecting Our EchoStar Technologies Segment

We depend on sales of digital set-top boxes for a substantial portion of our revenue and a decline in sales of our digital set-top boxes would have a material adverse effect on our financial position and results of operations.

Our historical revenues consist primarily of sales of our digital set-top boxes.  In addition, we currently derive, and expect to continue to derive in the near term, nearly all of our revenue from sales of our digital set-top boxes to DISH Network, Bell TV and Dish Mexico.  If the sustained economic weakness persists, demand for digital set-top boxes from our three significant customers could decrease and, consequently, our revenue and profitability could be adversely affected.  While we expect that DISH Network will continue to purchase digital set-top boxes and related components from us, DISH Network experienced fewer gross subscriber additions during 2011 which could result in DISH Network purchasing fewer digital set-top boxes and related components from us than it has purchased during the year ended December 31, 2011.

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

A substantial portion of our revenues are derived from the sale of digital set-top boxes.  A significant portion of the production costs of digital set-top boxes relate to the purchase of electronic components, the costs of which have historically fallen over time. To the extent that component pricing does not decline or increases, whether due to inflation, increased demand, decreased supply or other factors, we may not be able to pass on the impact of increasing raw materials prices or labor and other costs, to our customers, and we may not be able to operate profitably.  For example, we entered into a digital set-top box contract extension with Bell TV under which we supply digital set-top boxes to Bell TV at fixed prices over the duration of the contract.  Under this fixed-price arrangement, we bear any risk of increased costs because we are not able to pass any increase in our component pricing on to Bell TV.

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

Growth in our EchoStar Technologies segment likely requires expansion of our sales to international customers, and we may be unsuccessful in expanding international sales.

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

We may be subject to greater risks than our competitors as a result of international expansion.  We could be harmed financially and operationally by tariffs, taxes and other trade barriers that may be imposed on our products or services, or by political and economic instability in the countries in which we sell our digital set-top boxes. If we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.  Furthermore, we may be subject to currency risks with respect to payments from our international customers and our international customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

The digital set-top box industry is extremely competitive.

Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the U.S. for many years.  These competitors include Motorola Mobility, Cisco (which owns Scientific Atlanta), Pace and Technicolor.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products.  We also expect additional competition in the future from new and existing companies that do not currently compete in the market for set-top boxes.  As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business.  We also face competition from set-top boxes that have been internally developed by digital video providers.  Any of these competitive threats, alone or in combination with others, could seriously harm our business, operating results and financial condition.

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

Our digital set-top boxes are highly complex and can have defects in design, manufacture or associated software.  Set-top boxes may contain software “bugs” that can unexpectedly interfere with their operation.  Defects may also occur in components and products that we purchase from third-parties.  There can be no assurance that we will be able to detect and fix all defects in the digital set-top boxes that we sell.  We could incur significant expenses, lost revenue, and harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.

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

We obtain many components for our digital set-top boxes from a single supplier or a limited group of suppliers.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.  We do not generally maintain long-term agreements with any of our suppliers or subcontractors.  An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our digital set-top boxes on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduce revenues and income.  For example, during 2011, several regions of Thailand experienced severe flooding, causing damage to infrastructure, housing and factories. Certain of our suppliers are located in Thailand.  To the extent that component production has been affected, we have worked to obtain alternative sources of supply or implement other measures. Based on our current assessment of the situation, we do not believe this event will have a material impact on our set-top box supply; however, because the situation is still evolving, uncertainty remains regarding the ultimate impact of this event. Any product shortages and resulting installation delays could adversely affect our revenue and results of operations.

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

Future demand for our digital set-top boxes will depend significantly on the growing demand for advanced technologies, such as HDTV, 3D TV, a whole-home HD DVR and broadband Internet connectivity.  The effective delivery of advanced technologies, such as HDTV and 3D TV, will depend on digital television operators developing and building infrastructure to provide widespread HDTV and 3D TV programming.  If the deployment of, or demand for, advanced technologies, such as HDTV, 3D TV, a whole-home HD DVR and broadband Internet connectivity, is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

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

Risks Affecting Our EchoStar Satellite Services and Hughes Segments

We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

We compete against larger, well-established satellite service companies, such as Intelsat, SES S.A. and Telesat.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance.  Our EchoStar Satellite Services segment also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

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

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

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

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Such a relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel.  Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenues.  Historically, we have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures, whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the political process and have changed from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, and it can be difficult to determine the outcome of these coordination agreements with these other entities.  The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets. The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenues will be impacted.

Furthermore the satellite coordination process is conducted under the guidance of the ITU radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space.  There are also a limited number of launch service providers able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

Historically, we have not carried launch or in-orbit insurance on the satellites we use.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII/Jupiter, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges.

The enterprise network communications industry is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our enterprise groups.

We operate in a highly competitive enterprise network communications industry in the sale and lease of our products and services.  This industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  We face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

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

The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against fiber, DSL, cable service providers and other satellite broadband providers in the consumer market.

We face competition in our consumer group primarily from fiber, DSL and cable Internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services in competition with ours in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

Our primary competitor for consumer satellite Internet access services is ViaSat Communications, which is owned by ViaSat.  Following the commencement of service on ViaSat-1 by ViaSat Communications and prior to the commencement of service on EchoStar XVII/Jupiter, ViaSat Communications may be in a better position economically to offer faster connection speeds than us, and there can therefore be no assurance that our product offerings will remain competitive with those of ViaSat Communications.  As discussed above, there can be no assurance that the expected launch of EchoStar XVII/Jupiter in the summer of 2012 will not be delayed or will not fail.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•    Components.  A limited number of suppliers and in some cases a single supplier manufacture some of the key components required to build our products.  These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.

•    Commodity Price Risk.  Many of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months.  Fluctuations in pricing of raw materials have the ability to affect our product costs.  Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

•    Manufacturing.  While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•    Installation and customer support services.  Each of our North American and international operations utilizes a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

We currently have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  In addition, especially in light of the potential continued lack of demand for satellite services as a result of sustained economic weakness, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity.  If we are unable to lease our excess satellite capacity to third parties, our margins would be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 satellite.  If future demand does not meet our expectations, we will be committed to maintaining excess transponder capacity for which we will have no, or insufficient, revenues to cover our costs, which would have a negative impact on our margins and results of operations.  We have transponder capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America.  In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and EchoStar XVII/Jupiter are unable to satisfy the associated demand.

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

As a provider of telecommunications in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenues from telecommunications services, to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers.  This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

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

Our operations outside the U.S. accounted for approximately 19.3%, 14.5% and 15.9% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations.  Over the last 20 years, Hughes Communications has sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•    Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.  We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities. Applicable law in such foreign countries may also limit our ability to distribute or access our assets in certain circumstances. In such event, we will not have access to the cash flow and assets of our joint ventures.

•    Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•    Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance.

•    Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenues; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make available “free” satellite capacity for national social programming, which may impact our revenue.

•    Significant competition in our international markets.  Outside North America, we have traditionally competed for hardware and services sales primarily in Europe, Brazil and India and focused only on hardware revenues in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•    Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

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

Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

We acquired Hughes Communications on June 8, 2011.  Achieving the expected benefits of the Hughes Acquisition will depend in part on our ability to integrate Hughes Communications’ operations, technology and personnel in a timely and efficient manner.  We have incurred substantial direct transaction costs associated with the Hughes Acquisition, and will incur additional costs associated with consolidation and integration of operations.  The integration of Hughes Communications is complex, time-consuming, and expensive, and may disrupt our business or result in the loss of our or Hughes Communications’ customers or key employees or the diversion of our management’s attention.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our principal core business objectives.  There can be no assurance that the integration will be completed as quickly as we expect or that the Hughes Acquisition will achieve its expected benefits.  Moreover, issues arising from the integration of EchoStar and Hughes Communications, including, among others, differences in corporate culture, may affect our ability to retain technically skilled employees of either company.  If we are unable to attract and retain technically skilled employees, we may not be able to respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.

If the total costs of the Hughes Acquisition exceed estimates or if the expected benefits of the Hughes Acquisition do not exceed the total costs of the Hughes Acquisition, our business, financial condition and results of operations could be materially adversely affected.

Other Risks

We have potential conflicts of interest with DISH Network due to our common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•      Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network and us.  The executive officers and the members of our Board of Directors who overlap with DISH Network have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 53.2% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 90.4% of the voting power of DISH Network (assuming no conversion of the Class B Common Stock).  Mr. Ergen’s beneficial ownership of DISH Network excludes 4,245,151 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 2.0% of the total equity securities of DISH Network (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH Network.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network. Furthermore, Charles W. Ergen, our Chairman, and Roger Lynch, Executive Vice President, Advanced Technologies, are employed by both DISH Network and us, and Paul W. Orban, our Corporate Controller is a DISH Network employee who provides us services pursuant to a management services agreement we entered into with DISH Network.

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

•      Additional intercompany transactions.  DISH Network or its affiliates have and will continue to enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•      Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We do not have any agreements with DISH Network that would prevent us from competing with each other.

We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  On June 8, 2011, we completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities. Except as discussed above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

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

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 50.7% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 75.6% of the total voting power.  Mr. Ergen’s beneficial ownership of us excludes 8,734,250 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 18.3% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 16.9% of our total voting power.  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.     UNRESOLVED STAFF COMMENTS

None

Item 2.        PROPERTIES

The following table sets forth certain information concerning our principal properties related to our EchoStar Technologies segment (“ETS”), EchoStar Satellite Services segment (“ESS”) and Hughes segment (“Hughes”).  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.  We own or lease capacity on 11 satellites which are used in our EchoStar Satellite Services and Hughes segments.

Description/Use/Location	Segment(s) Using Property	Owned	Leased

Corporate headquarters and administrative offices, Englewood, Colorado	ETS/ESS	X
Development center, Gurgaon, India	Hughes		X
Engineering offices and service center, Englewood, Colorado	ETS	X
Engineering offices, Englewood, Colorado	ETS	X
Engineering offices, Atlanta, Georgia	ETS		X
Engineering offices, American Fork, Utah	ETS		X
Engineering offices and warehouse, Almelo, The Netherlands	ETS	X
Engineering offices, Steeton, England	ETS	X
Engineering and administrative offices, Gaithersburg, Maryland	Hughes		X
Engineering offices, Superior, Colorado	ETS		X
Engineering and data center, San Francisco, California	ETS		X
Engineering and sales office, New York, New York	ETS		X
Engineering office, India	ETS		X
Engineering office, Ukraine	ETS		X
Hughes Communications, corporate headquarters and administrative offices, Germantown, Maryland	Hughes	X
Hughes Communications India Limited administrative offices, shared hub, operations and warehouse, Gurgaon, India	Hughes		X
Hughes European corporate headquarters and operations, Milton Keynes, United Kingdom	Hughes		X
Corporate headquarters, New Delhi, India	Hughes		X
Corporate headquarters, administrative and sales offices, Sao Paulo, Brazil	Hughes		X
Digital broadcast operations center, Cheyenne, Wyoming	ETS/ESS	X
Digital broadcast operations center, Gilbert, Arizona	ETS/ESS	X
Regional digital broadcast operations center, Monee, Illinois	ETS/ESS	X
Regional digital broadcast operations center, New Braunfels, Texas	ETS/ESS	X
Regional digital broadcast operations center, Quicksburg, Virginia	ETS/ESS	X
Regional digital broadcast operations center, Spokane, Washington	ETS/ESS	X
Manufacturing and test facility, Gaithersburg, Maryland	Hughes		X
Micro digital broadcast operations center, Atlanta, Georgia	ETS		X
Micro digital broadcast operations center, St. Louis, Missouri	ETS		X
Micro digital broadcast operations center, Jackson, Mississippi	ETS		X
Micro digital broadcast operations center, Orange, New Jersey	ETS/ESS	X
Shared hub, operations, offices and warehouse, Griesheim, Germany	Hughes		X
Shared hub and warehouse, Barueri, Brazil	Hughes		X
Shared hub, Southfield, Michigan	Hughes		X
Spacecraft autotrack operations center, Baker, Montana	ESS		X
Spacecraft autotrack operations center, Black Hawk, South Dakota	ESS	X

We lease portions of certain of our owned facilities to DISH Network.  See “Related Party Transactions with DISH Network — Real Estate Lease Agreements” set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”  Also, see Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in U.S. District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of U.S. Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the U.S. Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against DISH Network with prejudice.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against us and our wholly-owned subsidiary EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.” On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Joao Control & Monitoring Systems

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During 2011, the case was transferred to the Northern District of California.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 7,080,362 (the “‘362 patent”) and U.S. Patent No. 7,225,436 (the “‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the U.S. District Court for the Western District of Texas alleging infringement of U.S. Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint has appealed.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving DISH Network and us as defendants.  Trial is currently set for August 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the U.S. District Court for the Middle District of Florida alleging infringement of U.S. Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the U.S. District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against us without prejudice.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo Inc.

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s U.S. Patent No. 6,233,389 (the “‘389 patent”) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with our being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million is being expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.”  The high and low closing sale prices of our Class A common stock during 2011 and 2010 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2011	High	Low
First Quarter	$37.85	$25.47
Second Quarter	37.62	32.00
Third Quarter	38.36	21.36
Fourth Quarter	26.80	20.35

2010	High	Low
First Quarter	$20.71	$18.68
Second Quarter	21.53	18.05
Third Quarter	20.33	18.44
Fourth Quarter	24.97	18.77

As of February 14, 2012, there were approximately 10,822 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 14, 2012, 38,952,789 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 8,734,250 were held in a trust for members of Mr. Ergen’s family.  There is currently no trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding repurchases of our Class A common stock from October 1, 2011 through December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except per share data)
October 1 - October 31, 2011	—	$—	—	$500,000
November 1 - November 30, 2011	—	$—	—	$500,000
December 1 - December 31, 2011	—	$—	—	$500,000
Total	—	$—	—	$500,000

(1)   Our Board of Directors previously authorized the repurchase of up to $500 million of our Class A common stock through and including December 31, 2011.  On November 2, 2011, our Board of Directors extended the plan, such that we are currently authorized to make such repurchases through and including December 31, 2012.  Purchases under our repurchase program may be made through open market purchases, privately negotiated transactions, or Rule 10b5-1 trading plans, subject to market conditions and other factors.  We may elect not to purchase the maximum amount of shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Item 6.        SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2011 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

On January 1, 2008, the Spin-off was completed.  Within this report, we have included both “combined” financial statements prior to the Spin-off and “consolidated” financial statements following the Spin-off, as discussed below.  Throughout the remainder of this report, we refer to both as “consolidated.”  On June 8, 2011, Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications are included in this report after the acquisition date.  See Note 13 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of the Hughes Acquisition.

Principles of Consolidation.  We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to Spin-off - Principles of Combination.  The selected financial data in this Annual Report on Form 10-K for 2007 are presented on a combined basis and principally represent the EchoStar Technologies segment business and certain other net assets.  The assets and liabilities presented have been reflected on a historical basis, as prior to the Spin-off such assets and liabilities were 100% owned by DISH Network.  Our historical selected financial data does not include the satellites, digital broadcast operations assets, certain real estate and other assets and related liabilities that were contributed to us by DISH Network in the Spin-off.  Also, the selected financial data for 2007 does not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during that year.  All significant intercompany transactions and accounts have been eliminated.

This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.

	For the Years Ended December 31,
Statements of Operations Data:	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Revenue	$2,761,431	$2,350,369	$1,903,559	$2,150,520	$1,544,065
Total costs and expenses	2,680,593	2,208,044	1,898,667	2,791,114	1,630,444
Operating income (loss)	$80,838	$142,325	$4,892	$(640,594)	$(86,379)

Net income (loss) attributable to EchoStar	$3,639	$204,358	$364,704	$(958,188)	$(85,300)

Basic and diluted net income (loss) attributable to EchoStar	$3,639	$204,358	$364,704	$(958,188)	$(85,300)
Basic weighted-average common shares outstanding	86,223	85,084	85,765	89,324	89,712 (1)
Diluted weighted-average common shares outstanding	87,089	85,203	86,059	89,324	89,712 (1)
Basic net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.25	$(10.73)	$(0.95)
Diluted net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.24	$(10.73)	$(0.95)

(1)   For the year ended December 31, 2007, basic and diluted earnings per share are computed using our shares outstanding as of January 1, 2008.

	As of December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,696,442	$1,130,900	$829,162	$828,661	$532,267
Total assets	$6,543,737	$3,842,020	$3,468,068	$2,889,799	$1,260,910
Total debt and capital lease obligations	$2,534,262	$412,885	$446,369	$346,439	$3,709
Total stockholders’ equity (deficit)	$3,051,626	$3,013,190	$2,664,850	$2,211,586	$1,207,518

	For the Years Ended December 31,
Cash Flow Data:	2011	2010	2009	2008	2007
	(In thousands)
Net cash flows from:
Operating activities	$447,018	$404,015	$196,276	$118,048	$(88,109)
Investing activities	$(1,888,045)	$(238,558)	$(114,278)	$(569,742)	$(500,767)
Financing activities	$1,913,547	$(46,973)	$(83,135)	$435,079	$600,337

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate three primary segments:  the EchoStar Technologies segment, the EchoStar Satellite Services segment, and the Hughes segment.

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content via a broadband Internet connection.  Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada, Dish Mexico in Mexico and other international customers.

Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services that are provided primarily to DISH Network.

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

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our EchoStar Technologies segment and we expect that for the foreseeable future DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  Therefore, our results of operations are, and will for the foreseeable future be, closely linked to the performance of DISH Network’s pay-TV service.  Effective January 1, 2012, we entered into a new receiver agreement with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network until December 31, 2014.  However, DISH Network is under no obligation to purchase our digital set-top boxes or related products before or after this date.  The receiver agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at a cost (decreasing as we reduce cost and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the receiver agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be impaired if these costs increase.  In addition, while we expect to sell equipment to other customers, the number of potential new customers for our EchoStar Technologies segment is small and may be limited by our common ownership and related management with DISH Network, and our current customer concentration is likely to continue for the foreseeable future.

During the year ended December 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The impact to us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as HD receivers and HD DVRs, including our recently introduced whole-home HD DVR, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology.  However, there can be no assurance that any of these factors will mitigate any decreases in sales to DISH Network.  In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

Additional Challenges for our EchoStar Technologies Segment.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, and we therefore expect our performance in international markets to be a significant factor in determining whether we will be able to generate revenue and income growth in future periods.  However, there can be no assurance that we will be able to sustain or grow our international business.  In particular, we have noticed an increase in new market entrants that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors.  The entry of these new competitors may result in pricing pressure in international markets that we hope to enter.  If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.

Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors.  Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including Internet delivery of video content, to market to keep pace with our competitors.  If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects would be diminished.

Sustained economic weakness and volatile credit markets may cause certain suppliers that we rely on to cease operations, which, in turn, may cause us to suffer disruptions to our supply chain or incur higher production costs.  Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies segment.  However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses ten of our owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of December 31, 2011 and 2010, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.285 billion and $1.054 billion, respectively, and contracted backlog attributable to satellites under construction of $621 million and $1.1 billion, respectively.  Of these amounts, we expect approximately $230 million to be recognized in 2012.

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s pay-TV service.

While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  Possible adverse effects on the EchoStar Technologies segment from DISH Network’s possible decline in gross subscriber additions are not expected to materially impact the revenue generated within the EchoStar Satellite Services segment in the near term.

In addition, because the number of potential new customers for our EchoStar Satellite Services segment is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us.  Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.

Additional Challenges for our EchoStar Satellite Services Segment.  Our ability to expand revenues in the EchoStar Satellite Services segment will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers.  As a result, to grow our EchoStar Satellite Services segment we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers.  However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

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

Hughes Segment

On June 8, 2011, we completed the Hughes Acquisition, pursuant to the Hughes Agreement by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc..  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock and vested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  The funding of the Hughes Acquisition was supported by the issuance by HSS of $1.1 billion of 6 1/2% senior secured notes due 2019 and $900 million of 7 5/8% senior notes due 2021 (the “Notes”).  See Note 13 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  In addition to the debt securities issued, we contributed cash and marketable investment securities to, and forgave certain net intercompany accounts payable of, HSS, totaling $609 million.  For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors.”

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Our Hughes segment provides satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

In June 2009, Hughes Communications, Inc. entered into a contract for construction of EchoStar XVII/Jupiter, our next-generation, geostationary high throughput satellite. EchoStar XVII/Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We anticipate launching EchoStar XVII/Jupiter in the summer of 2012.

As of December 31, 2011, we had approximately 626,000 customers that subscribe to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.036 billion.  Of this amount, we expect approximately $370 million to be recognized in 2012.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and successful launch and deployment of our EchoStar XVII/Jupiter satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  In addition, following the commencement of service on ViaSat-1 and prior to the commencement of service on EchoStar XVII/Jupiter, ViaSat Communications may be in a better position to offer faster connection speeds more economically than us, which could adversely impact our ability to add new subscribers and our consumer revenues.

An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

International DTH Platforms

During 2008, we entered into a joint venture with Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We sold $63 million, $81 million and $36 million of digital set-top boxes and related components and $9 million, $9 million and $8 million of satellite services to Dish Mexico during the years ended December 31, 2011, 2010 and 2009, respectively.  We also sold $8 million and less than $1 million of uplink services to Dish Mexico during the years ended December 31, 2011 and 2010.  We did not have any uplink sales to Dish Mexico during the year ended December 31, 2009.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Move Networks Acquisition

On December 31, 2010, we acquired certain assets of Move Networks, Inc. for $45 million.  These assets include patented technology that enables the adaptive delivery of video content via the Internet which will allow us to

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

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

Furthermore, unfavorable events in the economy, including deterioration in the credit and equity markets could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV, Dish Mexico and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending, which would also have an adverse effect on our Hughes segment.

Basis of Presentation

The following discussion and analysis of our consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our results of operations for the year ended December 31, 2011 also include those of Hughes Communications after June 8, 2011, the date of completion of the Hughes Acquisition.  Therefore, our results of operations for the year ended December 31, 2011 are not comparable to our results of operations for the years ended December 31, 2010 and 2009.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.

Equipment revenue - other.  “Equipment revenue - other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products.  “Equipment revenue - other” also includes the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Services and other revenue - other.  “Services and other revenue - other” primarily includes the sale of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue - other” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

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

Cost of sales - services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, as well the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services.

Research and development expenses.  “Research and development expenses” consist primarily of costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense.  It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

Impairment of long-lived asset.  “Impairment of long-lived asset” consists of an impairment of our CMBStar satellite.  See Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

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

Other, net.  The primary components of “Other, net” are transaction costs related to acquisitions and equity in earnings and losses of our affiliates.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes” and “Depreciation and amortization.” EBITDA is not a measure determined in accordance with GAAP. This “non-GAAP measure” is reconciled to “Net income (loss) attributable to EchoStar” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended
	December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
		(In thousands)
Revenue:
Equipment revenue - DISH Network	$1,158,293	$1,470,173	$(311,880)	(21.2)
Equipment revenue - other	513,504	347,765	165,739	47.7
Services and other revenue - DISH Network	496,636	468,399	28,237	6.0
Services and other revenue - other	592,998	64,032	528,966	*
Total revenue	2,761,431	2,350,369	411,062	17.5

Costs and Expenses:
Cost of sales - equipment	1,414,791	1,553,129	(138,338)	(8.9)
% of Total equipment revenue	84.6%	85.4%
Cost of sales - services and other	492,702	236,356	256,346	*
% of Total services and other revenue	45.2%	44.4%
Research and development expenses	50,966	46,093	4,873	10.6
% of Total revenue	1.8%	2.0%
Selling, general and administrative expenses	303,276	143,555	159,721	*
% of Total revenue	11.0%	6.1%
Depreciation and amortization	385,894	228,911	156,983	68.6
Impairment of long-lived asset	32,964	—	32,964	*
Total costs and expenses	2,680,593	2,208,044	472,549	21.4

Operating income (loss)	80,838	142,325	(61,487)	(43.2)

Other Income (Expense):
Interest income	10,821	14,472	(3,651)	(25.2)
Interest expense, net of amounts capitalized	(82,593)	(14,560)	(68,033)	*
Unrealized and realized gains (losses) on marketable investment securities and other investments	13,666	2,923	10,743	*
Unrealized gains (losses) on investments accounted for at fair value, net	15,871	144,473	(128,602)	(89.0)
Other, net	(12,828)	(860)	(11,968)	*
Total other income (expense)	(55,063)	146,448	(201,511)	*

Income (loss) before income taxes	25,775	288,773	(262,998)	(91.1)
Income tax (provision) benefit, net	(21,501)	(84,415)	62,914	74.5
Effective tax rate	83.4%	29.2%
Net income (loss)	4,274	204,358	(200,084)	(97.9)
Less: Net income (loss) attributable to noncontrolling interests	635	—	635	*
Net income (loss) attributable to EchoStar	$3,639	$204,358	$(200,719)	(98.2)

Other Data:
EBITDA	$482,806	$517,772	$(34,966)	(6.8)

* Percentage is not meaningful.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.158 billion during the year ended December 31, 2011, a decrease of $312 million or 21.2% compared to the same period in 2010.  This change related primarily to a decrease in unit sales of set-top boxes, partially offset by an increase in the average revenue per unit due to a change in sales mix towards higher end models like HD DVRs.  Pursuant to the receiver agreement in effect during 2011, set-top boxes are sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Effective January 1, 2012, we entered into a new receiver agreement with DISH Network pursuant to which we are obligated to sell digital set-top boxes and related products to DISH Network until December 31, 2014 (the “2012 Receiver Agreement”).  However, DISH Network is under no obligation to purchase our digital set-top boxes or related products before or after this date.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at a cost (decreasing as we reduce cost and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be impaired if these costs increase.  At the commencement of the 2012 Receiver Agreement, the aggregate pricing for the digital set-top boxes, related accessories, and other equipment sold under the 2012 Receiver Agreement was substantially the same as the aggregate pricing for the products and equipment sold under the prior receiver agreement at the time of its expiration.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Receiver Agreement will be substantially the same as it was under the prior receiver agreement.

Equipment revenue - other.  “Equipment revenue - other” totaled $514 million during the year ended December 31, 2011, an increase of $166 million or 47.7% compared to the same period in 2010.  This increase was primarily related to revenue of $161 million contributed by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue - other. “Services and other revenue - other” totaled $593 million during the year ended December 31, 2011, an increase of $529 million compared to the same period in 2010.  This increase was primarily related to services revenue of $513 million contributed by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.415 billion during the year ended December 31, 2011, a decrease of $138 million or 8.9% compared to the same period in 2010.  This change primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network, partially offset by a $128 million increase in costs associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets from our Hughes segment.  “Cost of sales — equipment” represented 84.6% and 85.4% of total equipment revenue for the year ended December 31, 2011 and 2010, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which have lower margins as sales are at cost plus a fixed margin.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $493 million during the year ended December 31, 2011, an increase of $256 million compared to the same period in 2010.  This change primarily related to costs of $236 million associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from our Hughes segment.  “Cost of sales — services and other” represented 45.2% and 44.4% of total services and other revenue for the year ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $303 million during the year ended December 31, 2011, an increase of $160 million compared to the same period in 2010.  This change primarily resulted from an increase in marketing and advertising expenses and other general and administrative expenses, of which $132 million was associated with our Hughes segment.  “Selling, general and administrative expenses” represented 11.0% and 6.1% of total revenue for the year ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment as well as a decrease in equipment revenue from DISH Network.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $386 million during the year ended December 31, 2011, an increase of $157 million or 68.6% compared to the same period in 2010.  The increase was primarily attributable to additional amortization and depreciation expense of $166 million from our Hughes segment.

Impairment of long-lived asset. “Impairment of long-lived asset” of $33 million during the year ended December 31, 2011 resulted from impairment of our CMBStar satellite.  See Note 6 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $83 million during the year ended December 31, 2011, an increase of $68 million compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of the Notes during the second quarter of 2011, partially offset by an increase in capitalized interest associated with the construction of our satellites.

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” for the year ended December 31, 2011 was a net gain of $16 million, a $129 million decrease compared to the same period in 2010.  This decrease was attributable to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $483 million during the year ended December 31, 2011, a decrease of $35 million or 6.8% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended
	December 31,
	2011	2010
	(In thousands)
EBITDA	$482,806	$517,772
Interest income (expense), net	(71,772)	(88)
Income tax (provision) benefit, net	(21,501)	(84,415)
Depreciation and amortization	(385,894)	(228,911)
Net income (loss) attributable to EchoStar	$3,639	$204,358

Income tax (provision) benefit, net.  The income tax provision totaled $22 million during the year ended December 31, 2011, a decrease of $63 million compared to the same period in 2010.  This change resulted from a decrease in “Income (loss) before income taxes” offset by an increase in our effective tax rate.  Our effective tax rate for the year ended December 31, 2011 was impacted by the changes in our valuation allowance for deferred taxes that are capital in nature.

Net income (loss) attributable to EchoStar.  Our net income attributable to EchoStar was $4 million during the year ended December 31, 2011, a decrease of $201 million compared to the same period in 2010.  This change was primarily attributable to the changes in revenue and expenses discussed above.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

	For the Years Ended
	December 31,		Variance
Statements of Operations Data	2010	2009	Amount	%
		(In thousands)
Revenue:
Equipment revenue - DISH Network	$1,470,173	$1,174,763	$295,410	25.1
Equipment revenue - other	347,765	302,787	44,978	14.9
Services and other revenue - DISH Network	468,399	373,226	95,173	25.5
Services and other revenue - other	64,032	52,783	11,249	21.3
Total revenue	2,350,369	1,903,559	446,810	23.5

Costs and Expenses:
Cost of sales - equipment	1,553,129	1,267,172	285,957	22.6
% of Total equipment revenue	85.4%	85.8%
Cost of sales - services and other	236,356	203,123	33,233	16.4
% of Total services and other revenue	44.4%	47.7%
Research and development expenses	46,093	44,009	2,084	4.7
% of Total revenue	2.0%	2.3%
Selling, general and administrative expenses	143,555	140,234	3,321	2.4
% of Total revenue	6.1%	7.4%
Depreciation and amortization	228,911	244,129	(15,218)	(6.2)
Total costs and expenses	2,208,044	1,898,667	309,377	16.3

Operating income (loss)	142,325	4,892	137,433	*

Other Income (Expense):
Interest income	14,472	26,441	(11,969)	(45.3)
Interest expense, net of amounts capitalized	(14,560)	(32,315)	17,755	54.9
Unrealized and realized gains (losses) on marketable investment securities and other investments	2,923	119,461	(116,538)	(97.6)
Unrealized gains (losses) on investments accounted for at fair value, net	144,473	313,000	(168,527)	(53.8)
Other, net	(860)	(6,120)	5,260	85.9
Total other income (expense)	146,448	420,467	(274,019)	(65.2)

Income (loss) before income taxes	288,773	425,359	(136,586)	(32.1)
Income tax (provision) benefit, net	(84,415)	(60,655)	(23,760)	(39.2)
Effective tax rate	29.2%	14.3%
Net income (loss)	204,358	364,704	(160,346)	(44.0)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	*
Net income (loss) attributable to EchoStar	$204,358	$364,704	$(160,346)	(44.0)

Other Data:
EBITDA	$517,772	$675,362	$(157,590)	(23.3)

* Percentage is not meaningful.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.470 billion during the year ended December 31, 2010, an increase of $295 million or 25.1% compared to the same period in 2009.  This change related primarily to an increase in unit sales of set-top boxes, partially offset by a decline in average revenue per unit.  The decline in average revenue per unit was driven by continued manufacturing efficiencies and a change to one of our component vendor contracts, which reduced our set-top box costs.  Pursuant to the receiver agreement in effect during 2010, set-top boxes were sold to DISH Network at cost plus a fixed margin resulting in a decline in revenue per unit when lower set-top box costs were incurred.

Equipment revenue - other.  “Equipment revenue - other” totaled $348 million during the year ended December 31, 2010, an increase of $45 million or 14.9% compared to the same period in 2009.  This change resulted primarily from an increase in sales to Dish Mexico, which was in addition to the original contribution commitment associated with our investment in Dish Mexico.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $468 million during the year ended December 31, 2010, an increase of $95 million or 25.5% compared to the same period in 2009.  The change was driven by an increase in transponder leasing primarily related to the Nimiq 5 satellite, which was placed into service in October 2009, the increase in monthly lease rates per transponder on certain satellites based on the terms of our amended lease agreements and an increase in uplink services.  This increase in uplink services was primarily attributable to the launch of additional local channels and additional satellites being placed into service.  See Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.553 billion during the year ended December 31, 2010, an increase of $286 million or 22.6% compared to the same period in 2009.  This change primarily resulted from an increase in sales of digital set-top boxes and related components to DISH Network and Dish Mexico.  “Cost of sales — equipment” represented 85.4% and 85.8% of total equipment sales during the year ended December 31, 2010 and 2009, respectively.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $236 million during the year ended December 31, 2010, an increase of $33 million or 16.4% compared to the same period in 2009.  This change primarily resulted from an increase in costs related to the EchoStar I satellite, which we began leasing from DISH Network during the first quarter 2010, and costs related to the Nimiq 5 satellite, which was placed into service in October 2009.  “Cost of sales - services and other” represented 44.4% and 47.7% of total services and other revenue during the year ended December 31, 2010 and 2009, respectively.  The improvement in this expense to revenue ratio was primarily driven by an increase in transponder leasing revenue, discussed above.  The majority of our costs associated with transponder leasing are related to satellites which are included in “Depreciation and amortization” expense.

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

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Unrealized gains (losses) on investments accounted for at fair value, net.  “Unrealized gains (losses) on investments accounted for at fair value, net” totaled a net gain of $144 million during the year ended December 31, 2010, a $169 million decrease compared to the same period in 2009.  This change is attributable to a decline in gains related to investments accounted for under the fair value method.  See Note 4 under “Investments in TerreStar” in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

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

	For the Years Ended
	December 31,
	2010	2009
	(In thousands)
EBITDA	$517,772	$675,362
Interest income (expense), net	(88)	(5,874)
Income tax (provision) benefit, net	(84,415)	(60,655)
Depreciation and amortization	(228,911)	(244,129)
Net income (loss) attributable to EchoStar	$204,358	$364,704

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

Net income (loss) attributable to EchoStar.  Our net income attributable to EchoStar was $204 million during the year ended December 31, 2010, a decrease of $160 million compared to the same period in 2009.  This decrease was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities.  As of December 31, 2011, our cash, cash equivalents and current marketable investment securities totaled $1.696 billion compared to $1.131 billion as of December 31, 2010, an increase of $565 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily driven by net proceeds of $1.942 billion related to issuance of the Notes, cash receipts of $697 million related to our investment in TerreStar and cash generated from operations of $447 million, partially offset by the Hughes Acquisition of $2.076 billion, net of cash received, capital expenditures of $377 million and $70 million in net purchases of marketable investment securities.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of December 31, 2011 and 2010,

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

we held VRDNs, within our current marketable investment securities portfolio, with fair values of $219 million and $396 million, respectively.

The following discussion highlights our cash flow activities during the years ended December 31, 2011, 2010, and 2009.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the year ended December 31, 2011, 2010 and 2009 we reported net cash inflows from operating activities of $447 million, $404 million and $196 million, respectively.

The $43 million improvement in net cash inflows from operating activities during the year ended December 31, 2011 compared to the same period in 2010 was primarily attributable to cash generated of $54 million from changes in operating assets and liabilities related to timing differences between book expense and cash payments, partially offset by a $4 million decrease in net income adjusted to exclude non-cash changes in:  (i) “Unrealized gains (losses) on investments accounted for at fair value, net,” (ii) “Unrealized and realized gains (losses) on marketable investment securities and other investments,” (iii)“Depreciation and amortization,” (iv) “Deferred tax expense (benefit)” and (v) the impairment of our CMBStar satellite.

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

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquistions and strategic investments.  For the years ended December 31, 2011, 2010 and 2009, we reported net cash outflows from investing activities of $1.888 billion, $239 million and $114 million, respectively.

The increase in net cash outflows from investing activities from 2010 to 2011 of $1.649 billion primarily related to the Hughes Acquisition of $2.076 billion, net of cash received, and an increase in capital expenditures of $180 million, partially offset by cash receipts of $697 million related to our investment in TerreStar. In addition, 2010 benefited from cash inflows of $103 million related to the assignment of rights under a launch service contract to DISH Network.

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

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and repurchases of our Class A common stock.  For the year ended December 31, 2011, we reported net cash inflows from financing activities of $1.914 billion.  For the years ended December 31, 2010 and 2009, we reported net cash outflows from financing activities of $47 million and $83 million, respectively.

The increase in net cash inflows from financing activities from 2010 to 2011 of $1.961 billion principally resulted from proceeds received of $1.942 billion from the issuance of the Notes, net of deferred financing costs.

The decline in net cash outflows from financing activities from 2009 to 2010 of $36 million principally resulted from a decrease in repurchases of Class A common stock during 2010 compared to 2009.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011 future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$2,006,644	$1,171	$1,049	$1,112	$1,139	$1,049	$2,001,124
Capital lease obligations	527,618	64,068	66,502	70,177	25,440	27,731	273,700
Interest expense on long-term debt and capital lease obligations	1,496,237	190,396	184,137	177,829	173,174	170,435	600,266
Satellite-related obligations	845,107	325,508	104,703	72,759	50,214	42,686	249,237
Operating lease obligations	73,695	21,941	15,985	12,539	8,708	6,593	7,929
Purchase and other obligations	418,215	408,257	2,837	2,120	1,667	1,667	1,667
Payments in connection with acquisition	14,034	5,437	5,137	3,460	—	—	—
Total	$5,381,550	$1,016,778	$380,350	$339,996	$260,342	$250,161	$3,133,923

“Satellite-related obligations” includes, among other things, our transponder agreements and two launch contracts for satellites that are currently under construction, as described below.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of December 31, 2011, the remaining obligation related to EchoStar XVI of $65 million, including the launch contract, is included in the table above.

•                  EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of December 31, 2011, the remaining obligation related to EchoStar XVII/Jupiter of $108 million, including the launch contract, is included in the table above.  During the first quarter 2012, we secured launch insurance and one year in-orbit insurance for a total of $34 million which is not included in the table above.

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and professional services agreement.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  These purchase obligations will be paid from 2011 through 2017.

The table above does not include $30 million of liabilities associated with unrecognized tax benefits that were accrued as of December 31, 2011 and are included on our Consolidated Balance Sheets included in Item 15 of this Annual Report on Form 10-K.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $77 million using an exchange rate of $1 to 1.8758 Brazilian Real as of December 30, 2011.  This amount is not included in the table above.  We must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot.  Once we receive the orbital slot, the slot will be used to expand our video and data capabilities in South America.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Off-Balance Sheet Arrangements

Aside from the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of December 31, 2011, we had $23 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $4 million was secured by restricted cash; $1 million related to insurance bonds; and $18 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of December 31, 2011, we had $9 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to obtain launch insurance for EchoStar XVII/Jupiter and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  During the year ended December 31, 2011, DISH Network purchased fewer digital set-top boxes and related components from us.  In addition, to the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In addition, we currently have two satellites under construction, EchoStar XVI and EchoStar XVII/Jupiter.  The expected future payments related to these satellites are $173 million.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of December 31, 2011, our total indebtedness was $2.534 billion.  Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.  During the year ended December 31, 2011, we did not repurchase any common stock.  During the year ended December 31, 2010, we repurchased 34,000 shares of our Class A common stock for $605,000.  On November 2, 2011, our Board of Directors extended the plan, such that we are authorized to make such repurchases through and including December 31, 2012.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to the Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

•                  Business combinations.  When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.

•                  Valuation of long-lived assets.  We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review.  See Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.  The carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value.  In that event, a loss will be recorded in “Impairments of long-lived asset” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying value exceeds the fair value of the long-lived asset or asset group.  Fair value is determined primarily using the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced for estimated selling costs.  Among other reasons, changes in estimates of future cash flows could result in a write-down of the asset in a future period.

•                  Valuation of goodwill and intangible assets with indefinite lives.  We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually, and also when events and circumstances warrant.  We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives.  Fair value is determined primarily using the estimated future cash flows, discounted at a rate commensurate with the risk involved.  While our impairment tests in 2011 indicated the fair value of our intangible assets were above their carrying amounts, significant changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which will be recorded in a new line item entitled “Impairments of goodwill, indefinite-lived and long-lived assets” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and could be material to our consolidated results of operations and financial position.  Our newly acquired Hughes segment will complete its goodwill impairment testing annually in the quarter ended June 30.  A 10% decrease in the estimated future cash flows or a 10% increase in the discount rate used in estimating the fair value of these assets (while all other assumptions remain unchanged) would not result in these assets being impaired.

•                  Revenue Recognition.  Our Hughes segment enters into contracts to design, develop and deliver telecommunication networks to customers in our enterprise market.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems.  Sales under these long-term contracts are recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.  Changes in our estimates related to revenue recognition for these contracts could result in significant changes in our revenues or costs, which could be material to our consolidated results of operations.

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

•                  Uncertainty in tax positions.  Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements and the facts and circumstances surrounding the tax position.  Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our “Income tax (provision) benefit,” which could be material to our consolidated results of operations.

•                  Contingent liabilities.  A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingency and the amount of such accrual.  Estimates generally are developed in consultation with counsel and are based on an analysis of potential outcomes.  Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period to “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) which could be material to our consolidated results of operations and financial position.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position or results of operations.

Seasonality

For our EchoStar Technologies and EchoStar Satellite Services segments, we are affected by seasonality to the extent it impacts our customers.  Our customers in the pay-TV industry, including DISH Network, our largest customer, typically experience seasonality.  Historically, the first half of the year generally produces fewer new subscribers for the pay-TV industry than the second half of the year.  However, we can not provide assurance that this will continue in the future.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

For our Hughes segment, like many communications infrastructure equipment vendors, a higher amount of our hardware revenues occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $1.696 billion.  Of that amount, a total of $1.480 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.480 billion as of December 31, 2011, a hypothetical 10% change in average interest rates during 2011 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2011 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2011, we held current strategic and financial debt and equity investments of public companies with a fair value of $216 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $22 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2011, we had $24 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less;  (c) debt instruments of the U.S. Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of December 31, 2011, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of December 31, 2011, we had $140 million of noncurrent public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting. A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $14 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies, including U.S. dollars, and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of December 31, 2011, we had an estimated $28 million of foreign currency denominated receivables and payables outstanding, and $9 million of foreign currency forward contracts in place to partially mitigate foreign currency risk.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2011.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $14 million as of December 31, 2011.

Long-Term Debt

As of December 31, 2011, we had long-term debt of $2.007 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.081 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates, however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $86 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of December 31, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes, however, as of December 31, 2011, we had $9 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  Our evaluation of internal control over financial reporting did not include the internal control of Hughes Communications which we acquired on June 8, 2011.  Our consolidated financial statements as of and for the year ended December 31, 2011 included $2.709 billion of assets and $676 million of revenue associated with this business.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.                                                  OTHER INFORMATION

None.

PART III

Item 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 16 of this report under the caption “Executive Officers of the Registrant.”

Item 11.                EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which information is hereby incorporated herein by reference.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services,” which information is hereby incorporated herein by reference.

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

4.2*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.3*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.4*

Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.5*

Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.6*

Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.7*

Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

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

10.38*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)). ****

10.39*

Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)). ****

10.40*

Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.41*

Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).

10.42*

Memorandum of Understanding, dated May 6, 2011 by and among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807). ****

10.43*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

10.44*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

21☐	Subsidiaries of EchoStar Corporation.

23☐	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24☐	Powers of Attorney authorizing signature of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, David K. Moskowitz, Tom A. Ortolf and C. Michael Schroeder.

31.1☐	Section 302 Certification of Chief Executive Officer.

31.2☐	Section 302 Certification of Chief Financial Officer.

32.1☐	Section 906 Certification of Chief Executive Officer.

32.2☐	Section 906 Certification of Chief Financial Officer.

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

The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2011, filed on March 7, 2012, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

ECHOSTAR CORPORATION

By:	/s/ Kenneth G. Carroll
Kenneth G. Carroll
Executive Vice President and Chief Financial Officer

Date:  March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	March 7, 2012
Michael T. Dugan	(Principal Executive Officer)

/s/ Kenneth G. Carroll	Executive Vice President and Chief Financial Officer	March 7, 2012
Kenneth G. Carroll	(Principal Financial and Accounting Officer)

*	Chairman	March 7, 2012
Charles W. Ergen

*	Director	March 7, 2012
R. Stanton Dodge

*	Director	March 7, 2012
Anthony M. Federico

*	Director	March 7, 2012
Pradman P. Kaul

*	Director	March 7, 2012
David K. Moskowitz

*	Director	March 7, 2012
Tom A. Ortolf

*	Director	March 7, 2012
C. Michael Schroeder

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011 and the financial statement schedules I and II.  We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  EchoStar Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on EchoStar Corporation’s internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  Management’s evaluation of the effectiveness of EchoStar Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, excluded Hughes Communications, Inc., which was acquired in 2011.  Our audit of internal control over financial reporting of EchoStar Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of this subsidiary.  The aggregate amount of total assets and revenue of Hughes Communications, Inc. and its subsidiaries included in the consolidated financial statements of EchoStar Corporation and subsidiaries as of and for the year ended December 31, 2011 was $2.709 billion and $676 million, respectively.

/s/ KPMG LLP

Denver, Colorado
March 7, 2012

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$614,035	$141,814
Marketable investment securities	1,082,407	989,086
Trade accounts receivable, net of allowance for doubtful accounts of $18,484 and $7,644, respectively	212,960	42,247
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	229,852	238,997
Inventory	68,707	30,433
Deferred tax assets	23,492	—
Other current assets	76,284	92,890
Total current assets	2,307,737	1,535,467

Noncurrent Assets:
Restricted cash and marketable investment securities	24,286	17,426
Property and equipment, net	2,453,546	1,263,303
FCC authorizations	469,810	69,810
Intangible assets, net	466,452	158,994
Goodwill	533,018	6,457
Marketable and other investment securities	140,439	725,588
Other noncurrent assets, net	148,449	64,975
Total noncurrent assets	4,236,000	2,306,553
Total assets	$6,543,737	$3,842,020

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$250,366	$145,203
Trade accounts payable - DISH Network	16,374	14,155
Deferred revenue and other	54,090	4,683
Accrued royalties	23,590	20,199
Accrued expenses and other	174,063	57,396
Deferred tax liabilities	—	64,121
Current portion of long-term debt and capital lease obligations	65,239	53,060
Total current liabilities	583,722	358,817

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	2,469,023	359,825
Deferred tax liabilities	373,391	75,840
Long-term deferred revenue and other long-term liabilities	65,975	34,348
Total long-term obligations, net of current portion	2,908,389	470,013
Total liabilities	3,492,111	828,830

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 44,500,440 and 43,103,166 shares issued, and 38,968,122 and 37,570,848 shares outstanding, respectively	45	43
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,360,301	3,311,405
Accumulated other comprehensive income (loss)	165,771	188,982
Accumulated earnings (deficit)	(385,487)	(389,126)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,042,516	3,013,190
Noncontrolling interests	9,110	—
Total stockholders’ equity (deficit)	3,051,626	3,013,190
Total liabilities and stockholders’ equity (deficit)	$6,543,737	$3,842,020

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Equipment revenue - DISH Network	$1,158,293	$1,470,173	$1,174,763
Equipment revenue - other	513,504	347,765	302,787
Services and other revenue - DISH Network	496,636	468,399	373,226
Services and other revenue - other	592,998	64,032	52,783
Total revenue	2,761,431	2,350,369	1,903,559

Costs and Expenses: (exclusive of depreciation shown below - Note 6)
Cost of sales - equipment	1,414,791	1,553,129	1,267,172
Cost of sales - services and other	492,702	236,356	203,123
Research and development expenses	50,966	46,093	44,009
Selling, general and administrative expenses	288,575	128,366	116,737
General and administrative expenses - DISH Network	14,701	15,189	23,497
Depreciation and amortization (Note 6 and 7)	385,894	228,911	244,129
Impairment of long-lived asset (Note 6)	32,964	—	—
Total costs and expenses	2,680,593	2,208,044	1,898,667

Operating income (loss)	80,838	142,325	4,892

Other Income (Expense):
Interest income	10,821	14,472	26,441
Interest expense, net of amounts capitalized	(82,593)	(14,560)	(32,315)
Unrealized and realized gains (losses) on marketable investment securities and other investments	13,666	2,923	119,461
Unrealized gains (losses) on investments accounted for at fair value, net	15,871	144,473	313,000
Other, net	(12,828)	(860)	(6,120)
Total other income (expense)	(55,063)	146,448	420,467

Income (loss) before income taxes	25,775	288,773	425,359
Income tax (provision) benefit, net	(21,501)	(84,415)	(60,655)
Net income (loss)	4,274	204,358	364,704
Less: Net income (loss) attributable to noncontrolling interests	635	—	—
Net income (loss) attributable to EchoStar	$3,639	$204,358	$364,704

Comprehensive Income (Loss):
Net income (loss)	$4,274	$204,358	$364,704
Foreign currency translation adjustments	(15,298)	927	569
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(1,276)	141,161	212,070
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss), net of tax	(6,637)	(30,226)	(124,921)
Comprehensive income (loss)	(18,937)	316,220	452,422
Less: Comprehensive income (loss) attributable to noncontrolling interests	(568)	—	—
Comprehensive income (loss) attributable to EchoStar	$(18,369)	$316,220	$452,422

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,223	85,084	85,765
Diluted	87,089	85,203	86,059

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.25
Diluted net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.24

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Class		Accumulated
	A and B	Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings/	Treasury	Noncontrolling
	Stock	Capital	Income (Loss)	(Deficit)	Stock	Interest	Total
Balance, December 31, 2008	$90	$3,248,327	$(10,598)	$(958,188)	$(68,045)	$—	$2,211,586
Capital transaction with DISH Network in connection with the launch service (Note 17)	—	14,460	—	—	—	—	14,460
Issuances of Class A common stock:
Exercise of stock options	1	217	—	—	—	—	218
Employee benefits	—	1,391	—	—	—	—	1,391
Employee Stock Purchase Plan	—	1,803	—	—	—	—	1,803
Class A common stock repurchases, at cost	—	—	—	—	(29,512)	—	(29,512)
Non-cash, stock-based compensation	—	13,371	—	—	—	—	13,371
Income tax (expense) benefit related to stock awards and other	—	(889)	—	—	—	—	(889)
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	87,149	—	—	—	87,149
Foreign currency translation	—	—	569	—	—	—	569
Net income (loss) attributable to EchoStar	—	—	—	364,704	—	—	364,704
Balance, December 31, 2009	91	3,278,680	77,120	(593,484)	(97,557)	—	2,664,850
Capital transactions with DISH Network, net of tax (Note 17)	—	11,309	—	—	—	—	11,309
Issuances of Class A common stock:
Exercise of stock options	—	1,577	—	—	—	—	1,577
Employee benefits	—	3,856	—	—	—	—	3,856
Employee Stock Purchase Plan	—	2,437	—	—	—	—	2,437
Class A common stock repurchases, at cost	—	—	—	—	(605)	—	(605)
Non-cash, stock-based compensation	—	13,546	—	—	—	—	13,546
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	110,935	—	—	—	110,935
Foreign currency translation	—	—	927	—	—	—	927
Net income (loss) attributable to EchoStar	—	—	—	204,358	—	—	204,358
Balance, December 31, 2010	91	3,311,405	188,982	(389,126)	(98,162)	—	3,013,190
Issuances of Class A common stock:
Exercise of stock options	2	25,609	—	—	—	—	25,611
Employee benefits	—	4,046	—	—	—	—	4,046
Employee Stock Purchase Plan	—	3,177	—	—	—	—	3,177
Non-cash, stock-based compensation	—	16,064	—	—	—	—	16,064
Change in unrealized holding gains (losses) on available-for-sale securities, net	—	—	(7,913)	—	—	—	(7,913)
Foreign currency translation	—	—	(15,298)	—	—	(1,203)	(16,501)
Acquisition of Hughes Communications	—	—	—	—	—	9,678	9,678
Net income (loss) attributable to noncontrolling interests	—	—	—		—	635	635
Net income (loss) attributable to EchoStar	—	—	—	3,639	—	—	3,639
Balance, December 31, 2011	$93	$3,360,301	$165,771	$(385,487)	$(98,162)	$9,110	$3,051,626

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$4,274	$204,358	$364,704
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	385,894	228,911	244,129
Equity in losses (earnings) of affiliates	(11,860)	2,813	5,517
Unrealized and realized (gains) losses on marketable investment securities and other investments	(13,666)	(2,923)	(119,461)
Unrealized (gains) losses on investments accounted for at fair value, net	(15,871)	(144,473)	(313,000)
Impairment of long-lived asset	32,964	—	—
Non-cash, stock-based compensation	16,064	13,546	13,371
Deferred tax expense (benefit)	(8,974)	103,569	45,344
Other, net	2,171	(3,067)	(12,584)
Change in noncurrent assets	2,058	19,715	(6,785)
Changes in current assets and current liabilities:
Trade accounts receivable	(9,139)	40,623	(52,797)
Allowance for doubtful accounts	10,841	2,039	(1,576)
Trade accounts receivable - DISH Network	8,145	32,544	27,088
Inventory	21,488	22,581	(6,521)
Other current assets	35,681	(61,862)	(1,376)
Trade accounts payable	(12,193)	(33,404)	(15,255)
Trade accounts payable - DISH Network	2,219	(24,192)	16,777
Accrued expenses and other	(3,078)	3,237	8,701
Net cash flows from operating activities	447,018	404,015	196,276

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(2,051,444)	(2,300,631)	(2,050,495)
Sales and maturities of marketable investment securities	1,981,197	2,253,819	2,273,523
Purchases of property and equipment	(377,172)	(196,736)	(213,921)
Launch service assigned to DISH Network (Note 17)	—	102,913	—
Change in restricted cash and marketable investment securities	(1,624)	577	(15,009)
Acquisition of Hughes Communications, net of cash acquired of $98,900 (Note 13)	(2,075,713)	—	—
Purchase of strategic investments included in marketable and other investment securities	(73,047)	(69,072)	(114,164)
Investment in Move Networks (Note 13)	—	(44,991)	—
Proceeds from sale of strategic investments	712,935	15,609	—
Other, net	(3,177)	(46)	5,788
Net cash flows from investing activities	(1,888,045)	(238,558)	(114,278)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	—
Repayment of long-term debt and capital lease obligations	(60,201)	(50,382)	(55,644)
Debt issuance costs	(57,825)	—	—
Class A common stock repurchases (Note 10)	—	(605)	(29,512)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	28,718	4,014	2,021
Other	2,855	—	—
Net cash flows from financing activities	1,913,547	(46,973)	(83,135)

Effect of exchange rates on cash and cash equivalents	(299)	—	—

Net increase (decrease) in cash and cash equivalents	472,221	118,484	(1,137)
Cash and cash equivalents, beginning of period	141,814	23,330	24,467
Cash and cash equivalents, end of period	$614,035	$141,814	$23,330

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$120,452	$41,021	$31,767
Capitalized interest	$42,743	$25,812	$—
Cash received for interest	$13,022	$19,028	$11,717
Cash paid for income taxes	$2,173	$15,240	$31,500
Employee benefits paid in Class A common stock	$4,046	$3,856	$1,391
Launch service assigned to DISH Network (Note 17)	$—	$—	$102,913
Satellites and other assets financed under capital lease obligations	$198,468	$57,397	$155,574
Reduction of capital lease obligations and associated asset value for AMC-15 (Note 6)	$20,214	$—	$—
Reduction of capital lease obligations and associated asset value for AMC-16 (Note 6)	$—	$39,442	$—
Reduction of capital lease obligations for AMC-16 (Note 6)	$6,616	$—	$—
Capital expenditures included in accounts payable	$26,330	$7,272	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Business Activities

Principal Business

We were organized in October 2007 as a corporation under the laws of the State of Nevada.  EchoStar Corporation is a holding company, whose subsidiaries (which together with EchoStar Corporation are referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”).  On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc. (the “Hughes Acquisition”). Following the Hughes Acquisition, we operate three segments.

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

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) are included in this report effective June 9, 2011.  See Note 13 for further discussion of the Hughes Acquisition.

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

2.        Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition costs (“SAC”) amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowance for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2011 and 2010 primarily consisted of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  This quarterly evaluation consists of reviewing, among other things:

•                  the fair value of our marketable investment securities compared to the carrying amount,

•                  the historical volatility of the price of each security, and

•                  any market and company specific factors related to each security.

Declines in the fair value of debt and equity investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.
Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.
Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

Additionally, in situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

•      we have the intent to sell the security,

•      it is more likely than not that we will be required to sell the security before maturity or recovery, or

•      we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first in, first out method to determine the cost basis on sales of marketable investment securities.

Accounts Receivable

Management estimates required allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.  However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost or market value.  Our EchoStar Technologies segment inventory cost is determined using the first-in, first-out (“FIFO”) method.  Our Hughes segment principally uses standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the FIFO method when cost exceeds market value.  Inventories are adjusted to net realizable value using management’s best estimates of future use.  In making assessments of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Intangible Assets

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to twenty years, and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill, Indefinite Lived Assets and FCC Authorizations

We do not amortize goodwill and intangible assets with indefinite useful lives, but test for impairment annually or whenever indicators of impairments arise.

Generally, we have determined that our FCC authorizations have indefinite useful lives due to the following:

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

In conducting our annual impairment test in 2011, we determined that the estimated fair value of the FCC authorizations, calculated using a discounted cash flow analysis, exceeded their carrying amount.

Our newly acquired Hughes segment will complete its goodwill impairment testing annually in the quarter ended June 30.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value of our cash and cash equivalents; current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts; and current liabilities is equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales is generally recognized upon shipment to customers.  Revenue from digital broadcast operations and satellite services and other is recognized when the related services are performed.  Upfront fees collected in connection with the service arrangements for customers in our consumer market are deferred and recognized as service revenue over the estimated subscriber life.

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

Our Hughes segment has a consumer rental program, which typically allows customers in our consumer market to rent equipment with a 24-month service contract.  Once the initial contract ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term.

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop and deliver complex telecommunication networks to customers in our enterprise and telecom systems markets.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems.  Sales under these long-term contracts are recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

Debt Issuance Costs

Costs of issuing debt are generally deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of Equipment and Services

Cost of equipment primarily consists of direct labor and materials costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties. Cost of equipment is generally recognized as products are delivered to customers. Cost of services primarily consists of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided. Cost of services is recognized as the services are performed or incurred.

Research and Development

The cost of research and development is charged to expense as incurred.

Deferred Subscriber Acquisition Costs

Deferred SAC is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations as well as hardware upgrades and, in certain cases, the subsidy for the cost of hardware and installation services provided to customers at the inception of service as well as hardware upgrade. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the average life of the subscriber, currently estimated as the contractual term, as the related service revenue is earned. We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, the ability to recover the equipment and/or the ability to charge an early termination fee.

Capitalized Software Costs

Software development costs for internal and external use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and external use capitalized software costs are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Software program reviews for external use capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position or results of operations.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.                         Basic and Diluted Net Income (Loss) Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock.  The following table presents earnings per share amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Net income (loss) attributable to EchoStar	$3,639	$204,358	$364,704

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,223	85,084	85,765
Dilutive impact of stock awards outstanding	866	119	294
Diluted	87,089	85,203	86,059

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.25
Diluted net income (loss) per share attributable to EchoStar	$0.04	$2.40	$4.24

As of December 31, 2011, 2010 and 2009, there were stock awards to purchase 4.0 million, 5.9 million and 4.7 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to a performance-based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which is not yet probable of being achieved. As a consequence, the following are also not included in the diluted EPS calculation.

	As of December 31,
	2011	2010	2009
	(In thousands)
Performance based options	659	697	724
Restricted Performance Units	74	93	100
Total	733	790	824

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.                          Marketable Investment Securities, Restricted Cash and Other Investment Securities

Our marketable investment securities, restricted cash, and other investment securities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Marketable investment securities - current:
VRDNs	$218,665	$395,715
Strategic	216,090	232,718
Other	647,652	360,653
Total marketable investment securities - current	1,082,407	989,086
Restricted marketable investment securities (1)	3,939	1,337
Total	1,086,346	990,423

Restricted cash and cash equivalents (1)	20,347	16,089

Marketable and other investment securities - noncurrent:
Cost method	26,193	3,097
Equity method	114,246	109,366
Fair value method	—	613,125
Total marketable and other investment securities - noncurrent	140,439	725,588
Total marketable investment securities, restricted cash and other investment securities	$1,247,132	$1,732,100

(1)           Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Variable rate demand notes (“VRDNs”)

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

Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of December 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and a significant portion of the value of that portfolio depends on the value of those issuers.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash and Marketable Investment Securities

As of December 31, 2011 and 2010, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Fair Value

We elect the fair value method for certain debt and equity investments in affiliates when we believe the fair value method of accounting provides more meaningful information to our investors.  For our investments carried at fair value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See “Investments in TerreStar” below for more information.

Unrealized Gains (Losses) on Marketable Investment Securities

As of December 31, 2011 and 2010, we had accumulated net unrealized gains, net of related tax effect, of $180 million and $188 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).” A full valuation allowance has been established against any net deferred tax assets that are capital in nature. The components of our available-for-sale investments are summarized in the table below.

	As of December 31,
	2011				2010
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$218,665	$—	$—	$—	$395,715	$—	$—	$—
Other (including restricted)	651,591	253	(2,715)	(2,462)	375,814	1,154	(233)	921
Equity securities:
Other	216,090	182,214	—	182,214	218,894	186,745	—	186,745
Total marketable investment securities	$1,086,346	$182,467	$(2,715)	$179,752	$990,423	$187,899	$(233)	$187,666

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2011, restricted and non-restricted marketable investment securities included debt securities of $777 million with contractual maturities of one year or less and $93 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position. We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are primarily related to temporary market fluctuations.

	As of December 31,
	2011		2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Less than Six Months:	$431,410	$(1,598)	$26,358	$(44)
Six to Nine Months:	76,515	(1,111)	17,566	(71)
Nine Months or More:	3,931	(6)	75,211	(118)
Total	$511,856	$(2,715)	$119,135	$(233)

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our assets measured at fair value on a recurring basis were as follows:

	As of
	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents (including restricted)	$543,243	$16,197	$527,046	$—	$131,160	$24,371	$106,789	$—

Debt securities:
VRDNs	$218,665	$—	$218,665	$—	$395,715	$—	$395,715	$—
Other (including restricted)	651,591	—	651,591	—	375,814	—	375,814	—

Equity securities - strategic	216,090	216,090	—	—	218,894	218,894	—	—

Marketable and other investment securities - noncurrent	—	—	—	—	613,125	4,170	—	608,955

Total assets at fair value	$1,086,346	$216,090	$870,256	$—	$1,603,548	$223,064	$771,529	$608,955

Changes in Level 3 instruments are as follows:

Level 3 Investment Securities
(In thousands)
Balance as of December 31, 2010	$608,955
Net realized and unrealized gains (losses) included in earnings	9,194
Purchases	51,936
Issuances	27,313
Settlements	(697,398)
Balance as of December 31, 2011	$—

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

“Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Consolidated Statements of Operations and Comprehensive Income (Loss) includes changes in the carrying amount of our investments as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Unrealized and realized gains (losses) on marketable investment securities and other investments:
Marketable investment securities - gains (losses) on sales/exchanges	$6,637	$30,231	$126,232
Marketable and other investment securities - gains (losses) on sales/exchanges	7,029	9,437	—
Marketable and other investment securities - other-than-temporary impairments	—	(36,745)	(6,771)
Total unrealized and realized gains (losses) on marketable investment securities and other investments	$13,666	$2,923	$119,461

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments in TerreStar

We accounted for our investments in TerreStar Corporation and TerreStar Networks Inc. (“TerreStar Networks”), an indirect, majority-owned subsidiary of TerreStar Corporation, using the fair value method of accounting, which we believe provides more meaningful information to our investors.  TerreStar Networks is the principal operating subsidiary of TerreStar Corporation.  TerreStar Networks and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on October 19, 2010.  TerreStar Corporation and its subsidiary, TerreStar Holdings Inc. (together, the “TSC Debtors”), filed for Chapter 11 protection on February 16, 2011.

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks.  Under the Master Investment Agreement, we acquired $50 million in aggregate principal amount of TerreStar Networks’ 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”) as well as $50 million aggregate principal amount of TerreStar Networks’ 15% Senior Secured Paid-in-Kind Notes due February 15, 2014 (“15% PIK Notes”).  The Master Investment Agreement also provides that we have the right to appoint two representatives to TerreStar Corporation’s Board of Directors.  We do not presently have any representatives on TerreStar Corporation’s Board of Directors.  We have, from time to time, acquired, and we currently hold, other securities issued by TerreStar Corporation and TerreStar Networks.

In February 2008, we also entered into a Spectrum Agreement with TerreStar Corporation, under which, in June 2008, TerreStar Corporation completed the acquisition of our holdings of 1.4 GHz spectrum in exchange for the issuance of 30 million shares of its common stock to us.

We also entered into an agreement with TerreStar Networks and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund LP (collectively, “Harbinger”), in February 2008, in which we and Harbinger each committed to provide up to $50 million in secured financing, the proceeds of which were advanced to TerreStar Networks from time to time as required for TerreStar Networks to make required payments in connection with a communications satellite to be constructed and launched for TerreStar Networks (“Line of Credit”).  TerreStar Networks repaid these obligations, in full, through two payments made in August 2011 and October 2011, respectively.

In connection with the filings by TerreStar Networks and its subsidiaries (the “Debtors”) for protection under Chapter 11 of the U.S. Bankruptcy Code and an ancillary proceeding under the Companies’ Creditors Arrangement Act in Canada, on October 19, 2010, we entered into a commitment to provide a debtor-in-possession credit facility (the “Credit Facility”) to the Debtors.  On November 18, 2010, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved the Credit Facility on a final basis and authorized the Debtors to enter into the Credit Facility.  The Credit Facility consists of a non-revolving, multiple draw term loan in the aggregate principal amount of $90 million, with drawings subject to the terms and conditions set forth in the Credit Facility.  TerreStar Networks repaid this obligation, in full, in August 2011.

On June 14, 2011, Gamma Acquisition L.L.C. (“Gamma”), a wholly-owned subsidiary of DISH Network, entered into an asset purchase agreement (the “TerreStar Purchase Agreement”) with TerreStar Networks and certain of its subsidiaries pursuant to which upon closing of the transaction Gamma will acquire substantially all of the assets of TerreStar Networks and its subsidiaries for a cash purchase price of $1.375 billion and will agree to assume certain liabilities associated with the ongoing operations of the business being acquired.  On August 11, 2011, Gamma paid $1.345 billion of the purchase price after receipt of approval from the U.S. Bankruptcy Court for the Southern District of New York and prior to the receipt of approvals from the FCC or Canadian federal Department of Industry.  On February 7, 2012, the Canadian federal Department of Industry approved the transfer of the Canadian spectrum licenses held by TerreStar to DISH Network.  A portion of these proceeds have been used to repay certain of our investments in TerreStar in full, and others in part.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2011, the 15% PIK Notes, Line of Credit and Credit Facility had each been repaid in full.  Accordingly, as of December 31, 2011, the Exchangeable Notes are our only remaining investment in TerreStar Networks.  We could receive additional funds on account of our Exchangeable Notes when TerreStar Networks’ plan of reorganization (the “TerreStar Networks Plan”) becomes effective and distributions to general unsecured creditors are made.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar Networks Plan on February 14, 2012.

Our debt investments in TerreStar Networks had an estimated fair value of zero and $626 million as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, we no longer held any equity investment in TerreStar Corporation.  As of December 31, 2010, our equity investments in TerreStar Corporation had a fair value of $4 million.   Fluctuations in fair value of these investments are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and directly impact our profitability.  For the years ended December 31, 2011, 2010 and 2009, we recorded a $16 million net gain, a $144 million gain and a $313 million gain on these investments, respectively.

Our remaining investments in TerreStar Networks were highly speculative and have experienced volatility associated with their fair values.  The value of our investments in TerreStar Networks was determined using Level 3 inputs under the fair value hierarchy.  In estimating those fair values we consider quotes from brokers and other pricing services, if available, and obtain both observable and unobservable inputs in our valuation models which include the use of option pricing and discounted cash flow techniques or a liquidation based method.  The fair value of these investments can be significantly impacted by adverse changes in securities markets generally, as well as risks related to the performance of TerreStar Corporation and TerreStar Networks, their ability to obtain sufficient capital to execute their business plans, risks associated with their specific industries, bankruptcy and other factors.

On January 14, 2011, TerreStar Corporation filed a Form 15, terminating the registration of its common stock and Series A Voting Convertible Preferred Stock under Section 12(g) of the Securities Exchange Act of 1934 and suspending its obligations to file reports with the Securities and Exchange Commission (other than with respect to its fiscal year ended December 31, 2010).

5.         Inventory

Inventory consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Finished goods	$49,038	$21,084
Raw materials	11,212	6,819
Work-in-process	8,457	2,530
Total inventory	$68,707	$30,433

The increase in our inventory balance from December 31, 2010 compared to the same period in 2011 is primarily related to the Hughes Acquisition.  See Note 13 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.         Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2011	2010
		(In thousands)
Land	—	$41,516	$28,240
Buildings and improvements	1-40	350,041	232,208
Furniture, fixtures, equipment and other	1-10	947,647	791,247
Customer rental equipment	1-4	158,371	—
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
SPACEWAY 3	15	286,707	—
Satellites acquired under capital leases	10-15	906,526	534,673
Construction in progress	—	716,486	393,098
Total property and equipment		4,457,421	3,029,593
Accumulated depreciation		(2,003,875)	(1,766,290)
Property and equipment, net		$2,453,546	$1,263,303

The increase in our property and equipment, net balance from December 31, 2010 compared to the same period in 2011 is primarily related to the Hughes Acquisition.  See Note 13 for further discussion.

“Construction in process” consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
QuetzSat-1	$—	$162,947
EchoStar XVI	232,364	100,312
EchoStar XVII/Jupiter	365,721	—
CMBStar	19,210	45,904
Other	20,291	48,054
Buildings and improvements	133	19,291
Uplinking equipment	60,233	11,933
Other	18,534	4,657
Construction in progress	$716,486	$393,098

During the year ended December 31, 2011, $43 million of interest was capitalized into construction in progress.  During the year ended December 31, 2010, $26 million of interest was capitalized into construction in progress, including $7 million which relates to interest expense that should have been capitalized in 2009.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Satellites	$112,182	$92,750	$105,270
Furniture, fixtures, equipment and other	157,274	98,481	99,428
Identifiable intangible assets subject to amortization	107,022	31,095	33,057
Buildings and improvements	9,416	6,585	6,374
Total depreciation and amortization	$385,894	$228,911	$244,129

The increase in our depreciation and amortization expense from December 31, 2010 compared to the same period in 2011 is primarily related to the Hughes Acquisition.  See Note 13 for further discussion.

Cost of sales and other expense categories included in our Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAYTM 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition. Five of these satellites are leased, and four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements. We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

			Original
		Degree Orbital	Useful Life/
	Launch	Location	Lease Term
Satellites	Date	(West Longitude)	(In Years)
Owned:
EchoStar III (1) (2)	October 1997	61.5	12
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)	August 2002	77	12
EchoStar IX (1)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
SPACEWAY 3 (4)	August 2007	95	12

Leased from DISH Network:
EchoStar I (1)	December 1995	77	12

Leased from Other Third Parties:
AMC-15 (3)	December 2004	105	10
AMC-16 (3)	January 2005	85	10
Nimiq 5 (1) (3)	September 2009	72.7	15
QuetzSat-1 (1) (3)	September 2011	67.1	10

Under Construction (owned) :
EchoStar XVI (1)	Expected in 2012	61.5	15
EchoStar XVII/Jupiter	Expected in 2012	107	15
CMBStar	Construction Suspended

(1)         See Note 17 for further discussion of our Related Party Transactions with DISH Network.

(2)          Fully depreciated and currently an in-orbit spare.

(3)          These satellites are accounted for as capital leases.

(4)          Original useful life represents the remaining useful life as of the date of the Hughes Acquisition.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  This lease is accounted for as a capital lease.  DISH Network has agreed to lease 24 of the 32 direct broadcast satellite (“DBS”) transponders on this satellite from us when QuetzSat-1 is placed into commercial operation at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.

Satellite Anomalies

Prior to 2011, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, and therefore, we will bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to obtain launch insurance for EchoStar XVII/Jupiter, formerly known as Jupiter, and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar IV.  During 2011, EchoStar IV was removed from the 77 degree west longitude orbital location and retired from commercial service.  This retirement did not have a material impact on our results of operations or financial position.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to and during 2011.  In January 2011, the satellite experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service.  In addition, it has recently been determined that one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that these or any future anomalies will not reduce its useful life or impact its commercial operation.

Satellites Under Construction

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, a next-generation, high throughput geostationary satellite which will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband internet service to the consumer market in North America.  EchoStar XVII/Jupiter will operate at the 107 degree west longitude orbital location and is expected to be launched during the summer of 2012.

Satellite Impairments

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005 and currently operates at the 105 degree west longitude orbital location.  This satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we negotiated a reduction of our monthly recurring payment, which impacted the carrying value of the satellite and the related capital lease obligation.  The monthly recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value was decreased by a total of $20 million each.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree west longitude orbital location.  This satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, the monthly recurring payment was reduced and as a result, our capital lease obligation, and the corresponding asset value, was decreased by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was further reduced due to the 2010 anomaly and as a result our capital lease obligation was further decreased by approximately $7 million.  AMC-16 currently has no net book value (due to prior period impairments) therefore a $7 million gain was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the first quarter 2012, AMC-16 experienced an additional solar-power anomaly, which caused a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which this anomaly impacted its commercial operations, the extent to which the monthly recurring payment may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or further impact its commercial operations.

CMBStar.  During 2008, we suspended construction of the CMBStar satellite and recorded an $85 million impairment.  During 2011, we performed our annual impairment analysis and determined that the discounted cash flows would not recover the carrying amount of this satellite resulting in an additional $33 million impairment.  We determined the fair value of this satellite by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the fair value we could realize should we deploy the satellite in a manner different from its original intended use (for example, we considered component resale values).  The valuation model used Level 3 inputs.  We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite.  There can be no assurance that this satellite will not be further impaired in the future.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition because the projected cash flows have not been significantly affected by these anomalies.

7.              Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2011 and 2010, our identifiable intangible assets subject to amortization consisted of the following:

	As of December 31,
	2011		2010
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Contract-based	$255,366	$(145,406)	$190,566	$(108,361)
Customer relationships	295,327	(77,560)	23,632	(23,605)
Technology-based (1)	153,185	(49,307)	111,848	(35,086)
Favorable leases	4,707	(687)	—	—
Trademark portfolio	32,191	(1,364)	—	—
Total	$740,776	$(274,324)	$326,046	$(167,052)

Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization was $107 million, $31 million and $33 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2011 is as follows (in thousands):

For the Years Ended December 31,
2012	$90,540
2013	68,826
2014	77,414
2015	61,316
2016	41,611
Thereafter (1)	126,745
Total	$466,452

(1)  On December 31, 2010, we acquired certain assets of Move Networks, Inc. which included in-process research and development (“R&D”).  In-process R&D assets acquired in a business combination initially are considered indefinite-lived assets until either the completion or abandonment of the associated R&D efforts.  Upon the successful completion of the development process, we will commence amortization of the balance over the estimated useful life of the project.  For purposes of the amortization table, we include, among other things, the entire in-process R&D balance of $26 million in the category labeled “Thereafter” until such time that the R&D efforts are finalized or abandoned.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  The goodwill associated with various acquisitions is detailed in the table below.

Goodwill
(In thousands)
Balance as of December 31, 2010	$6,457
Troppus Acquisition (non-deductible)	10,363
Hughes Acquisition (non-deductible)	516,198
Balance as of December 31, 2011	$533,018

8.              Debt and Capital Lease Obligations

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, Hughes Satellite Systems Corporation (“HSS”), our wholly-owned subsidiary, formerly known as EH Holding Corporation, issued $1.1 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, in connection with HSS’ issuance of $1.1 billion aggregate principal amount of its Senior Secured Notes.

7 5/8% Senior Notes due 2021

On June 1, 2011, HSS issued $900 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Exchange Offer

We offered to exchange our Senior Secured Notes and our Senior Notes (collectively the “Notes”) for substantially identical debt securities registered under the Securities Act of 1933.  This offer to exchange expired February 27, 2012 with 100% of the Notes being tendered for exchange.

Interest on the Notes

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
Senior Secured Notes	June 15 and December 15	$71,500
Senior Notes	June 15 and December 15	$68,625

Our ability to meet our debt service requirements on the Notes will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of our Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of December 31,
	2011		2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Senior Secured Notes	$1,100,000	$1,138,500	$—	$—
Senior Notes	900,000	936,000	—	—
Mortgages and other notes payable	6,644	6,644	6,535	6,535
Subtotal	2,006,644	$2,081,144	6,535	$6,535
Capital lease obligations (1)	527,618	NA	406,350	NA
Total debt and capital lease obligations	$2,534,262		$412,885

(1) Disclosure regarding fair value of capital leases is not required.

Other Debt and Capital Lease Obligations

Other debt and capital lease obligations consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$524,325	$405,449
Other equipment financed under capital lease obligations	3,293	901
8% note payable for EchoStar IX satellite vendor financing, payable over 14 years from launch	5,608	6,315
Other notes payable	1,036	220
Total	534,262	412,885
Less current portion	(65,239)	(53,060)
Capital lease obligations, mortgages and other notes payable, net of current portion	$469,023	$359,825

Capital Lease Obligations

As of December 31, 2011 and 2010, we had $907 million and $535 million capitalized for the estimated fair value of satellites accounted for as capital leases included in “Property and equipment, net,” with related accumulated depreciation of $302 million and $268 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $34 million, $28 million and $21 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2011, 2010 and 2009, respectively.

The following satellites are accounted for as capital leases and depreciated over the terms of the respective satellite service agreements on a straight-line basis.

AMC-15.  AMC-15 commenced commercial operation during January 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we negotiated a reduction of our monthly recurring payment, which impacted the carrying value of the satellite and the related capital lease obligation.  The monthly

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value was decreased by a total of $20 million each.

AMC-16.  AMC-16 commenced commercial operation during February 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  Effective in 2010, the monthly recurring payment was reduced and as a result, our capital lease obligation, and the corresponding asset value, was decreased by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was further reduced due to the 2010 anomaly and as a result, our capital lease obligation was further decreased by approximately $7 million.  AMC-16 currently has no net book value (due to prior period impairments) therefore a $7 million gain was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the first quarter 2012, AMC-16 experienced an additional solar-power anomaly, which caused a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which this anomaly impacted its commercial operations, the extent to which the monthly recurring payment may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or further impact its commercial operations.

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet.  See Note 17 for further discussion.

QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1.  This lease is accounted for as a capital lease.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us when QuetzSat-1 is placed into commercial operation at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  See Note 17 for further discussion.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2011, are as follows:

Amount
(In thousands)
For the Years Ended December 31,
2012	$146,859
2013	145,075
2014	140,873
2015	82,402
2016	81,774
Thereafter	556,257
Total minimum lease payments	1,153,240
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(319,751)
Net minimum lease payments	833,489
Less: Amount representing interest	(305,871)
Present value of net minimum lease payments	527,618
Less: Current portion	(64,068)
Long-term portion of capital lease obligations	$463,550

The summary of future maturities of our outstanding debt as of December 31, 2011 is included in the commitments table in Note 14.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.              Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards.  Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that net deferred tax assets will not be realized.  We periodically evaluate our need for a valuation allowance.  Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  Our deferred tax assets included tax effected net operating losses (“NOLs”) and credits of $125 million as of December 31, 2011 which has been partially offset by a valuation allowance.  As of December 31, 2011, we had capital loss carryforwards for federal income tax purposes of $13 million, which has been offset by a valuation allowance.

As of December 31, 2011, we had net operating loss carryforwards of approximately $291 million which begin to expire in 2019. In addition, we had capital loss carryforwards of approximately $33 million which are fully offset by a valuation allowance.

The components of pretax income (loss) are as follows:

	For the Years Ended December 31,
	2011	2010	2009
		(In thousands)
Domestic	$290	$284,501	$425,793
Foreign	25,485	4,272	(434)
Total	$25,775	$288,773	$425,359

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current (provision) benefit:
Federal	$(26,450)	$21,542	$(9,240)
State	(291)	(579)	(5,216)
Foreign	(3,734)	(1,809)	(855)
	(30,475)	19,154	(15,311)
Deferred (provision) benefit:
Federal	(464)	(96,976)	(29,182)
State	9,438	(6,593)	(16,162)
	8,974	(103,569)	(45,344)
Total benefit (provision)	$(21,501)	$(84,415)	$(60,655)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The actual tax provisions for 2011, 2010 and 2009 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2011	2010	2009
	% of pre-tax (income)/loss
Statutory rate	(35.0)	(35.0)	(35.0)
State income taxes, net of Federal benefit	4.8	(1.9)	(4.4)
Stock option compensation	—	0.1	(0.4)
Decrease (increase) in valuation allowance	(50.4)	2.0	24.7
Stock write-off	—	2.0	—
Other	(2.8)	3.6	0.8
Total benefit (provision) for income taxes	(83.4)	(29.2)	(14.3)

The temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$122,733	$23,062
Unrealized (gains) losses on investments	91,884	15,243
Accrued expenses	15,251	12,042
Stock-based compensation	14,318	8,998
Total deferred tax assets	244,186	59,345
Valuation allowance	(35,677)	(46,670)
Deferred tax asset after valuation allowance	208,509	12,675

Deferred tax liabilities:
Unrealized (gains) losses on investments	(83,873)	(61,797)
Depreciation, amortization and intangible assets	(455,255)	(88,996)
State taxes net of federal effect	(19,280)	(1,843)
Total deferred tax liabilities	(558,408)	(152,636)
Net deferred tax asset (liability)	$(349,899)	$(139,961)

Current portion of net deferred tax asset (liability)	$23,492	$(64,121)
Noncurrent portion of net deferred tax asset (liability)	(373,391)	(75,840)
Total net deferred tax asset (liability)	$(349,899)	$(139,961)

Overall, our net deferred tax assets are offset by a valuation allowance of $36 million and $47 million as of December 31, 2011 and 2010, respectively, principally related to losses that are capital in nature.  The decrease in the valuation allowance primarily relates to realized and unrealized gains on marketable investment securities and other investments.  Approximately $3 million of the change in valuation allowance is accounted for in accumulated other comprehensive income in 2011.  We evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2011 and 2010.

As of December 31, 2011, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries will file income tax returns in all states that impose an income tax.  We also file income tax returns in the United Kingdom, The Netherlands, Spain, Brazil, India, Germany and a number of other foreign jurisdictions where we have insignificant operations.  We are generally open to income tax examination in these foreign jurisdictions by tax authorities in taxable years beginning in 2003.  As of December 31, 2011, we are currently under a federal income tax examination for fiscal year 2008.  We have no significant current tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2011	2010	2009
	(In thousands)
Balance as of beginning of period	$29,999	$14,559	$15,181
Additions from Hughes Acquisition	3,119	—	—
Additions based on tax positions related to the current year	—	—	155
Additions based on tax positions related to prior years	16,630	15,440	—
Reductions based on tax positions related to prior years	(874)	—	(777)
Balance as of end of period	$48,874	$29,999	$14,559

We have $30 million in unrecognized tax benefits that, if recognized, could favorably affect our effective tax rate.  We do not expect to pay or effectively settle any of the unrecognized tax benefits within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we recorded an insignificant benefit for interest and penalty in earnings.  There was no significant accrued interest and penalties at December 31, 2011.  The table above excludes these amounts.

10.       Stockholders’ Equity (Deficit)

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Common Stock Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2011.  During the year ended December 31, 2011, we did not repurchase any common stock.  During the year ended December 31, 2010, we repurchased 34,000 shares of our Class A common stock for $605,000.  On November 2, 2011, our Board of Directors extended the plan, such that we are authorized to make such repurchases through and including December 31, 2012.

11.       Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), in which we are authorized to issue 2.5 million shares of Class A common stock.  At December 31, 2011, we had 1.9 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During each of the years ended December 31, 2011, 2010 and 2009, employee purchases of Class A common stock through the ESPP totaled 0.1 million shares.

401(k) Employee Savings Plan

We sponsor a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by us, subject to a maximum annual contribution of $1,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.  Matching contributions are 100% vested after an eligible employee has completed five years of service from the date of the contribution.  During each of the years ended December 31, 2011, 2010 and 2009, we recognized $1 million of matching contributions, net of forfeitures, and $4 million of discretionary stock contributions, net of forfeitures.

Hughes Communications has a 401(k) salary deferral program for its employees in the U.S., who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to the Internal Revenue Service (“IRS”) limit of $16,500 in 2011. Employee contributions are immediately vested. We will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2011, we made $3 million of matching contributions.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, as allowed by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,500 in 2011, into the plan. We do not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

12.       Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of December 31, 2011, we had outstanding under these plans stock options to acquire 8.8 million shares of our Class A common stock and 0.1 million restricted stock units.  Stock options granted prior to and on December 31, 2011 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of December 31, 2011, we had 4.8 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of December 31, 2011, the following stock awards were outstanding:

	As of December 31, 2011
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	8,016,319	89,940	2,705,718	94,999
Held by DISH Network employees	762,094	54,286	N/A	N/A
Total	8,778,413	144,226	2,705,718	94,999

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in “Additional paid-in capital” on our Consolidated Balance Sheets.

Exercise prices for stock options outstanding and exercisable as of December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ - - $ 10.00	10,204	4.90	$3.66	10,204	4.90	$3.66
$ 10.01 - $ 15.00	798,032	7.25	$14.83	154,232	7.24	$14.83
$ 15.01 - $ 20.00	1,107,450	8.40	$18.88	226,250	8.05	$18.73
$ 20.01 - $ 25.00	2,028,513	6.04	$22.18	903,513	6.35	$21.45
$ 25.01 - $ 30.00	2,181,893	5.44	$28.70	1,378,393	5.04	$28.34
$ 30.01 - $ 35.00	73,441	5.22	$31.92	56,921	5.03	$31.94
$ 35.01 - $ 40.00	2,578,880	9.07	$37.30	124,759	4.89	$36.67
	8,778,413	7.18	$27.22	2,854,272	5.81	$25.02

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,795,373	$23.24	7,203,101	$24.85	5,184,415	$28.61
Granted	2,655,000	$36.50	1,258,000	$19.15	2,523,000	$17.09
Exercised	(1,082,280)	$23.59	(105,573)	$15.06	(37,931)	$5.73
Forfeited and cancelled	(589,680)	$23.07	(560,155)	$33.99	(466,383)	$26.08
Total options outstanding, end of period	8,778,413	$27.22	7,795,373	$23.24	7,203,101	$24.85
Performance based options outstanding, end of period (1)	658,700	$25.30	697,100	$25.38	724,450	$25.40
Exercisable at end of period	2,854,272	$25.02	2,722,709	$25.77	1,904,479	$29.46

(1)   These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised during the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax benefit from stock awards exercised	$4,612	$1,810	$1,044

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on December 31, 2011, the aggregate intrinsic value of our stock options was as follows:

	As of December 31, 2011
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$8,118	$2,063

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	107,249	$27.33	130,040	$27.78	272,856	$29.40
Granted	69,950	$32.00	—	$—	—	$—
Vested	(11,225)	$31.84	(13,975)	$31.84	(21,025)	$30.26
Forfeited and cancelled	(21,748)	$27.36	(8,816)	$26.70	(121,791)	$31.00
Total restricted stock units outstanding, end of period	144,226	$29.22	107,249	$27.33	130,040	$27.78
Restricted Performance Units outstanding, end of period (1)	74,276	$26.61	93,274	$26.66	99,990	$26.56

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of December 31, 2011, this assessment could change in the future.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable during the year ended December 31, 2011, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$15,116	$11,973
EchoStar awards held by EchoStar employees	3,008	2,382
Total	$18,124	$14,355

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

Of the 8.8 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans as of December 31, 2011, the following awards were outstanding pursuant to the 2005 LTIP:

	As of December 31, 2011
	Number of Awards	Weighted- Average Exercise Price
Stock options	658,700	$25.30
Restricted Performance Units	74,276
Total	732,976

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2011, 2010 and 2009 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Research and development expenses	$2,411	$3,579	$3,663
Selling, general and administrative expenses	13,653	9,967	9,708
Total non-cash, stock-based compensation	$16,064	$13,546	$13,371

As of December 31, 2011, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $46 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.2% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the years ended December 31, 2011, 2010 and 2009 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2011	2010	2009
Risk-free interest rate	1.08% - 2.57%	1.64% - 2.97%	1.70% - 3.16%
Volatility factor	34.68% - 38.92%	31.00% - 32.73%	28.48% - 42.68%
Expected term of options in years	5.1 - 6.0	6.1 - 6.2	3.0 - 6.4
Weighted-average fair value of options granted	$8.07 - $14.42	$6.44 - $9.11	$4.76 - $7.43

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

13.       Acquisitions

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

Hughes Communications

On June 8, 2011, we completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  The funding of the Hughes Acquisition was supported by the issuance of the Notes.  See Note 8 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award. As of December 31, 2011, our maximum liability for these unvested stock

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

awards of Hughes Communications, Inc. was approximately $33 million, which is payable based on the original vesting terms of the stock award.  Of the $33 million, $19 million was accrued as of December 31, 2011, the remainder of which will be recognized over the remaining vesting period associated with the stock award, the last of which expires in 2014.

Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, Inc., we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.

The Hughes Acquisition was accounted for as a business combination.  However, we have not completed allocating the purchase price among the assets that were acquired and thus the allocation in the table below may change.

Preliminary
Purchase Price
Allocation
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Intangibles	420,907
Goodwill (non-deductible)	516,198
FCC authorizations	400,000
Other noncurrent assets	55,776
Current liabilities	(293,029)
Deferred tax liabilities	(227,266)
Long-term liabilities	(22,239)
Non-controlling interest	(9,679)
Total purchase price	$2,174,613

In connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the issuance of the Notes, we incurred $58 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  For the year ended December 31, 2011, we amortized $3 million of debt issuance costs which is included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following unaudited pro forma consolidated operating results for the years ended December 31, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Years Ended December 31,
Supplemental pro forma financial information (Unaudited)	2011	2010
	(In thousands)
Total revenue	$3,226,721	$3,387,978
Net income (loss) attributable to EchoStar	$21,582	$109,582
Basic net income (loss) per share attributable to EchoStar	$0.25	$1.29
Diluted net income (loss) per share attributable to EchoStar	$0.25	$1.29

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 15 for further discussion.

Move Networks

On December 31, 2010, we acquired certain assets of Move Networks, Inc. for $45 million.  These assets include patented technology that enables the adaptive delivery of video content via the Internet which will allow us to expand our portfolio of advanced technologies serving cable, satellite, telecommunications companies and IPTV video providers.  This transaction was accounted for as a business combination.  The allocation of the purchase price is in the table below.

Purchase Price
Allocation
(In thousands)
In-process R&D	$26,482
Property and equipment	7,213
Goodwill (deductible)	6,457
Other intangibles	4,271
Accounts receivable	535
Other current	33
Total purchase price	$44,991

The transaction did not have an impact on our results of operations for the year ended December 31, 2010 and would not have materially impacted our results of operations for 2010 had the transaction occurred on January 1, 2010.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.       Commitments and Contingencies

Commitments

As of December 31, 2011, future maturities of our contractual obligations are summarized as follows:

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$2,006,644	$1,171	$1,049	$1,112	$1,139	$1,049	$2,001,124
Capital lease obligations	527,618	64,068	66,502	70,177	25,440	27,731	273,700
Interest expense on long-term debt and capital lease obligations	1,496,237	190,396	184,137	177,829	173,174	170,435	600,266
Satellite-related obligations	845,107	325,508	104,703	72,759	50,214	42,686	249,237
Operating lease obligations	73,695	21,941	15,985	12,539	8,708	6,593	7,929
Purchase and other obligations	418,215	408,257	2,837	2,120	1,667	1,667	1,667
Payments in connection with acquisitions	14,034	5,437	5,137	3,460	—	—	—
Total	$5,381,550	$1,016,778	$380,350	$339,996	$260,342	$250,161	$3,133,923

“Satellite-related obligations” includes, among other things, our transponder agreements and two launch contracts for satellites that are currently under construction, as described below.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of December 31, 2011, the remaining obligation related to EchoStar XVI of $65 million, including the launch contract, is included in the table above.

•                  EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of December 31, 2011, the remaining obligation related to EchoStar XVII/Jupiter of $108 million, including the launch contract, is included in the table above.  During the first quarter 2012, we secured launch insurance and one year in-orbit insurance for a total of $34 million which is not included in the table above.

Our “Purchase and other obligations” primarily consist of binding purchase orders for digital set-top boxes and related components, digital broadcast operations and professional services agreement.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.  These purchase obligations will be paid from 2011 through 2017.

The table above does not include $30 million of liabilities associated with unrecognized tax benefits that were accrued as of December 31, 2011 and are included on our Consolidated Balance Sheets.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $77 million using an exchange rate of $1 to 1.8758 Brazilian Real as of December 30, 2011.  This amount is not included in the table above.  We must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot.  Once we receive the orbital slot, the slot will be used to expand our video and data capabilities in South America.

Rent Expense

For the years ended December 31, 2011, 2010, and 2009, total rent expense for operating leases approximated $39 million, $25 million and $7 million, respectively.  The increase in rent expense from 2010 to 2011 was primarily attributable to an increase in costs related to the EchoStar I satellite and an increase in costs related to the Hughes Acquisition.  The increase in rent expense from 2009 to 2010 primarily resulted from an increase in costs related to the EchoStar I satellite, which we began leasing from DISH Network during the first quarter of 2010.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer.  We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe.  Damages in patent infringement cases can include a tripling of actual damages in certain cases.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services.  We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights.  Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these cases seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Broadcast Innovation, L.L.C.

During 2001, Broadcast Innovation, L.L.C. (“Broadcast Innovation”) filed a lawsuit against DISH Network, DirecTV, Thomson Consumer Electronics and others in U.S. District Court in Denver, Colorado.  Broadcast Innovation is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The suit alleges infringement of U.S. Patent Nos. 6,076,094 (the “‘094 patent”) and 4,992,066 (the “‘066 patent”).  The ‘094 patent relates to certain methods and devices for transmitting and receiving data along with specific formatting information for the data.  The ‘066 patent relates to certain methods and devices for providing the scrambling circuitry for a pay television system on removable cards.  Subsequently, DirecTV and Thomson settled with Broadcast Innovation leaving DISH Network as the only defendant.

During 2004, the District Court issued an order finding the ‘066 patent invalid.  Also in 2004, the District Court found the ‘094 patent invalid in a parallel case filed by Broadcast Innovation against Charter and Comcast.  In 2005, the U.S. Court of Appeals for the Federal Circuit overturned that finding of invalidity with respect to the ‘094 patent and remanded the Charter case back to the District Court.  During June 2006, Charter filed a request for reexamination of the ‘094 patent with the U.S. Patent and Trademark Office and on December 13, 2011, the U.S. Patent and Trademark Office issued a certificate cancelling all claims of the ‘094 patent.  On February 2, 2012, Broadcast Innovation dismissed the case against DISH Network with prejudice.

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  On November 18, 2011, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed an amended complaint making the same claim.  DirecTV was dismissed from the case on January 4, 2012.

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

InterAD Technologies, LLC

On September 16, 2011, InterAD Technologies, LLC (“InterAD”) filed a complaint against us and our wholly-owned subsidiary EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, Atlantic Broadband Finance, LLC, AT&T, Inc., Bright House Networks, LLC, Cable One, Inc., Cequel Communications, LLC, Charter Communications Holding Company, LLC, Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc., CSC Holdings, LLC, DirecTV, Inc., Insight Communications Company, Inc., Knology, Inc., Mediacom Broadband, LLC, RCN Telecom Services, LLC, Time Warner Cable, Inc., and Verizon, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

5,438,355, which is entitled “Interactive System for Processing Viewer Responses to Television Programming.” On January 5, 2012, InterAD voluntarily dismissed the case against us without prejudice.

Joao Control & Monitoring Systems

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirect wholly owned subsidiary, ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During 2011, the case was transferred to the Northern District of California.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 7,080,362 (the “‘362 patent”) and U.S. Patent No. 7,225,436 (the “‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the U.S. District Court for the Western District of Texas alleging infringement of U.S. Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the U.S. Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint has appealed.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC leaving DISH Network and us as defendants.  Trial is currently set for August 2012.

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

Suomen Colorize Oy

During October 2010, Suomen Colorize Oy (“Suomen”) filed suit against us and DISH Network L.L.C., an indirect wholly owned subsidiary of DISH Network, in the U.S. District Court for the Middle District of Florida alleging infringement of U.S. Patent No. 7,277,398.  The abstract of the patent states that the claims are directed to a method and terminal for providing services in a telecommunications network.  Suomen is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The action was transferred to the U.S. District Court for the District of Colorado, and on January 10, 2012, Suomen voluntarily dismissed the case against us without prejudice.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the Patent and Trademark Office.

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

TiVo Inc.

In connection with our litigation with TiVo Inc. (“TiVo”), which is described in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2010 under the caption “Item 3.  Legal Proceedings — TiVo Inc.,” on April 20, 2011, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s contempt ruling on infringement, articulated a new standard for determining “colorable difference” and remanded that issue back to the District Court for determination.  The Federal Circuit also vacated the District

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Court’s amended injunction requiring that we inform the court of any further attempts to design around TiVo’s U.S. Patent No. 6,233,389 (the “‘389 patent”) and seek approval from the court before any such design-around is implemented.  The Federal Circuit also vacated the infringement damages for the period after we deployed our original alternative technology (although it did not foreclose that damages may be reinstated if upon remand a new court or jury decision found that the original alternative technology infringed TiVo’s ‘389 patent).  The Federal Circuit affirmed the District Court’s contempt ruling on disablement, holding that the original 2006 injunction required that we disable DVR functionality in all but approximately 192,000 digital set-top boxes deployed with customers (the “Disablement Provision”) and affirmed the $90 million in contempt sanctions awarded against us for violating the Disablement Provision.

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

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us and DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with our Spin-off from DISH Network, DISH Network made the initial payment to TiVo in May 2011, except for a contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between DISH Network and us based on historical sales of certain licensed products with our being responsible for 5% of each annual payment, or approximately $10 million in total.  Of our initial payment of $10 million, approximately $8 million relates to prior periods and the remaining $2 million represents a prepayment.  The prepayment of $2 million is being expensed ratably from April 1, 2011 through July 31, 2018, the expiration date of the ‘389 patent.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, U.S. Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

15.       Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not available to the chief operating decision-maker.  Under this definition, we operate three segments.

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

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications are included in this report effective June 9, 2011.  See Note 13 for further discussion of the Hughes Acquisition.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The “All Other” category consists of revenue and net income (loss) attributable to EchoStar from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to the Notes, net of capitalized interest.  Transactions between segments were not significant.

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar” in our Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar
	EchoStar	Satellite		All
	Technologies	Services	Hughes	Other &	Consolidated
	Segment	Segment	Segment	Eliminations	Total
	(In thousands)
Year Ended December 31, 2011
Total revenue	$1,780,642	$278,125	$676,222	$26,442	$2,761,431
EBITDA (1)	144,753	197,848	167,100	(26,895)	482,806
Interest income	—	250	1,510	9,061	10,821
Interest expense, net of amounts capitalized	(19)	(39,929)	(802)	(41,843)	(82,593)
Income tax benefit (provision), net	(48,321)	(40,220)	34,543	32,497	(21,501)
Depreciation and amortization	(91,975)	(100,013)	(166,195)	(27,711)	(385,894)
Net income (loss) attributable to EchoStar	$4,438	$17,936	$36,156	$(54,891)	$3,639

Year Ended December 31, 2010
Total revenue	$2,070,672	$262,022	$—	$17,675	$2,350,369
EBITDA (1)	159,713	183,549	—	174,510	517,772
Interest income	(90)	20	—	14,542	14,472
Interest expense, net of amounts capitalized	(12)	(40,977)	—	26,429	(14,560)
Income tax benefit (provision), net	(25,349)	(27,653)	—	(31,413)	(84,415)
Depreciation and amortization	(113,675)	(94,943)	—	(20,293)	(228,911)
Net income (loss) attributable to EchoStar	$20,587	$19,996	$—	$163,775	$204,358

Year Ended December 31, 2009
Total revenue	$1,709,670	$173,673	$—	$20,216	$1,903,559
EBITDA (1)	83,305	125,833	—	466,224	675,362
Interest income	1,066	—	—	25,375	26,441
Interest expense, net of amounts capitalized	(167)	(31,463)	—	(685)	(32,315)
Income tax benefit (provision), net	13,031	5,124	—	(78,810)	(60,655)
Depreciation and amortization	(117,447)	(107,440)	—	(19,242)	(244,129)
Net income (loss) attributable to EchoStar	$(20,212)	$(7,946)	$—	$392,862	$364,704

(1) EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	As of December 31,
Long-lived assets, including FCC authorizations:	2011	2010	2009
	(In thousands)
North America	$3,888,286	$1,457,208	$1,411,292
All other	34,540	41,356	43,516
Total	$3,922,826	$1,498,564	$1,454,808

	For the Years Ended December 31,
Revenue:	2011	2010	2009
	(In thousands)
North America	$2,545,558	$2,302,901	$1,845,839
All other	215,873	47,468	57,720
Total	$2,761,431	$2,350,369	$1,903,559

Transactions with Major Customers.  During the years ended December 31, 2011, 2010 and 2009, our revenue included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total revenue:
DISH Network	$1,654,929	$1,938,572	$1,547,989
Bell TV	218,329	202,424	200,601
All other	888,173	209,373	154,969
Total revenue	$2,761,431	$2,350,369	$1,903,559

Percentage of total revenue:
DISH Network	59.9%	82.5%	81.3%
Bell TV	7.9%	8.6%	10.5%
All other	32.2%	8.9%	8.2%

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.       Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2011:
Total revenue	$479,826	$584,233	$863,163	$834,209
Operating income (loss)	10,848	45,821	22,266	1,903
Net income (loss) attributable to EchoStar	17,164	18,482	(19,117)	(12,890)
Basic net income (loss) per share attributable to EchoStar	$0.20	$0.21	$(0.22)	$(0.15)
Diluted net income (loss) per share attributable to EchoStar	$0.19	$0.21	$(0.22)	$(0.15)

Year ended December 31, 2010:
Total revenue	$627,080	$603,049	$607,040	$513,200
Operating income (loss)	40,766	31,313	38,603	31,643
Net income (loss) attributable to EchoStar	71,746	(41,477)	5,151	168,938
Basic net income (loss) per share attributable to EchoStar	$0.85	$(0.49)	$0.06	$1.98
Diluted net income (loss) per share attributable to EchoStar	$0.84	$(0.49)	$0.06	$1.98

17.       Related Party Transactions

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

“Equipment revenue — DISH Network”

Receiver Agreement.  In connection with the Spin-off, we and DISH Network entered into a receiver agreement pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from us for a period ending on January 1, 2012 (the “Prior Receiver Agreement”).  The Prior Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at our cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased.  Additionally, we provided DISH Network with standard manufacturer warranties for the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

goods sold under the Prior Receiver Agreement.  DISH Network was able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to us.  We were able to terminate the Prior Receiver Agreement if certain entities were to acquire DISH Network.  The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

Effective January 1, 2012, we and DISH Network entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which DISH Network continues to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at a cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be impaired if these costs increase.  At the commencement of the 2012 Receiver Agreement, the aggregate pricing for the digital set-top boxes, related accessories, and other equipment sold under the 2012 Receiver Agreement was substantially the same as the aggregate pricing for the products and equipment sold under the Prior Receiver Agreement at the time of its expiration.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Receiver Agreement will be substantially the same as it was under the Prior Receiver Agreement.

“Services and other revenue — DISH Network”

Broadcast Agreement.  In connection with the Spin-off, we and DISH Network entered into a broadcast agreement pursuant to which we provided certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period ending on January 1, 2012 (the “Prior Broadcast Agreement”).  DISH Network had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us.  If DISH Network terminated teleport services for a reason other than our breach, DISH Network was obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we will continue to provide broadcast services to DISH Network, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that: (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network is generally obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  At the commencement of the 2012 Broadcast Agreement the aggregate pricing for the services provided thereunder was substantially the same as the aggregate pricing for the services provided under the Prior Broadcast Agreement at the time of its expiration.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Broadcast Agreement will be substantially the same as it was under the Prior Broadcast Agreement.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

Satellite Capacity Agreements.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar III, VI, VIII and XII.  DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, DISH Network’s lease of EchoStar III terminated when it was replaced by EchoStar XV, which is owned by DISH Network.

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

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital slot which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.

Under the terms of our contractual arrangements with DISH Network, we will recognize revenue for the QuetzSat-1 satellite when it is placed into service at the 77 degree west longitude orbital location and continuing through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provided TT&C services to DISH Network for a period ending on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cheyenne Lease Agreement.  Effective January 1, 2012, we and DISH Network entered into a lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending on December 31, 2031.

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network will receive certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to us.  In November 2011, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2012.

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

Move Networks Services Agreement.  In the fourth quarter 2011, we granted DISH Network the right to use Move Network’s software and video publishing systems, which facilitate the streaming, downloading and distribution of audio and video content to set-top boxes via the Internet.  The fees for the services provided under this agreement are based upon a fixed fee which varies based upon the number of set-top boxes in a given month that access Move Network’s software.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 180 days notice to us.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

International Programming Rights Agreement.  DISH Network purchased certain international rights for sporting events from us during the years ended December 31, 2010 and 2009, of which we only retain a certain portion.  During the year ended December 31, 2011, DISH Network did not purchase any international rights for sporting events from us.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On August 5, 2011, we entered into a letter agreement with DISH Network pursuant to which certain assets used to support DISH Network’s Blockbuster business (“Blockbuster”) website were transferred to us and we agreed to provide certain technical and infrastructure support for the Blockbuster website.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between DISH Network and us setting forth the terms of our support of the Blockbuster website.

“General and administrative expenses — DISH Network”

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us.  Specifically, Paul W. Orban remains employed by DISH Network, but also serves as our Senior Vice President and Controller.  In addition, R. Stanton Dodge also served as our Executive Vice President, General Counsel and Secretary through November 2011.  We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the Management Services Agreement.  We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us.  We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

The Management Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the years ended December 31, 2011 and 2010 the amount of those fees included in “Cost of sales — services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $22 million and $19 million, respectively.  During the year ended December 31, 2009, we did not lease satellite capacity from DISH Network on EchoStar I.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2011, we and EchoStar extended this agreement until December 31, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  During the years ended December 31, 2011, 2010 and 2009, we purchased remanufactured receivers and related components from DISH Network for an aggregate amount of less than $1 million, $3 million and $7 million, respectively.

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo Inc.  See Note 14 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Launch Service.  During 2009, we assigned certain of our rights under a launch contract to DISH Network for its fair value of $103 million.  We recorded the assignment of these rights at our net book value of $89 million and recorded the $14 million difference between our net book value and DISH Network’s purchase price as a capital transaction with DISH Network.  The $103 million was received in the first quarter of 2010.

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

Blockbuster.  Hughes Communications provides broadband products and services to Blockbuster pursuant to an agreement (the “Blockbuster VSAT Agreement”) that was entered into prior to the Blockbuster Acquisition and our Hughes Acquisiton.  For the year ended December 31, 2011, we recognized $2 million of revenue from Blockbuster.  As of December 31, 2011, we had a receivable balance of $1 million due from Blockbuster.

Patent Cross-License Agreements.  During December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby: (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million. Each Cross License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and DISH Network may elect to extend our respective Cross-License Agreement independent of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

Sprint Settlement Agreement.  On November 3, 2011, DISH Network and Sprint entered into the Sprint Settlement Agreement pursuant to which all disputed issues relating to DISH Network’s acquisition of DBSD North America and the TerreStar Transaction were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum now licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  We were a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between us and Sprint relating to the Sprint Clearing Costs.  As of December 31, 2011, we are currently a holder of certain TerreStar debt instruments.  Pursuant to the terms of the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the CEO and President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2011.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Purchases from NagraStar	$16,771	$18,557	$31,165

	As of December 31,
	2011	2010
	(In thousands)
Amounts payable to NagraStar	$2,965	$799
Commitments to purchase from NagraStar	$2,731	$4,934

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes our transactions with Dish Mexico.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$62,964	$80,910	$36,289
Sales of satellite services	$8,520	$8,520	$8,300
Uplink services	$8,137	$368	$—

	As of December 31,
	2011	2010
	(In thousands)

Amounts receivable from Dish Mexico	$8,594	$2,296

Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to these arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  During 2010, we recorded a $14 million charge to fully impair this investment.  In December 2011, we entered into an agreement to sell all of our equity in the joint venture, other than an approximately 5% interest, to a third party for nominal consideration (the “JV Sale Transaction”).  Upon the closing of the JV Sale Transaction, which is subject to receipt of customary regulatory approvals, our line of credit will be terminated. We expect to close the JV Sale Transaction during the first half of 2012.  As of December 31, 2011, the remaining amount available under the line of credit was $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

ECHOSTAR CORPORATION

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEET

(Parent Company Only)

As of
Decmeber 31, 2011
(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$433,110
Marketable investment securities	821,325
Total current assets	1,254,435

Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	1,720,591
Restricted cash and marketable investment securities	746
Deferred tax assets	7,206
Intangible assets, net	73,009
Marketable and other investment securities	24,257
Total noncurrent assets	1,825,809
Total assets	$3,080,244

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accrued expenses and other	$37,728
Total current liabilities	37,728

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 44,500,440 and 43,103,166 shares issued, and 38,968,122 and 37,570,848 shares outstanding, respectively	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—
Additional paid-in capital	3,360,301
Accumulated other comprehensive income (loss)	165,771
Accumulated earnings (deficit)	(385,487)
Treasury stock, at cost	(98,162)
Total stockholders’ equity (deficit)	3,042,516
Total liabilities and stockholders’ equity (deficit)	$3,080,244

ECHOSTAR CORPORATION

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF OPERATIONS

(Parent Company Only)

For the Year
Ended
December 31, 2011
(In thousands)
Costs and Expenses:
Selling, general and administrative expenses	$1,762
Depreciation and amortization	15,982
Total costs and expenses	17,744

Operating income (loss)	(17,744)

Other Income (Expense):
Interest income	7,105
Unrealized and realized gains (losses) on marketable investment securities and other investments	6,518
Unrealized gains (losses) on investments accounted for at fair value, net	15,871
Other, net	3,325
Total other income (expense)	32,819

Income (loss) before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	15,075
Equity in earnings (losses) of consolidated subsidiaries, net	(2,010)
Income tax (provision) benefit, net	(9,426)
Net income (loss)	$3,639

ECHOSTAR CORPORATION

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Only)

For the
Year Ended
December 31, 2011
(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$3,639
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	15,982
Equity in losses (earnings) of affiliates	(3,325)
Equity in losses (earnings) of consolidated subsidiaries, net	2,010
Unrealized and realized (gains) losses on marketable investment securities and other investments	(6,518)
Unrealized (gains) losses on investments accounted for at fair value, net	(15,871)
Deferred tax expense (benefit)	(49,353)
Other, net	10,173
Changes in current assets and current liabilities, net	119,472
Net cash flows from operating activities	76,209

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(1,746,577)
Sales and maturities of marketable investment securities	1,470,904
Change in restricted cash and marketable investment securities	105
Purchase of strategic investments included in marketable and other investment securities	(59,475)
Proceeds from sale of strategic investments	697,498
Distributions and advances from (contributions to) subsidiaries and affiliates, net	(135,060)
Other, net	(1,596)
Net cash flows from investing activities	225,799

Cash Flows From Financing Activities:
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	28,718
Other	1,882
Net cash flows from financing activities	30,600

Net increase (decrease) in cash and cash equivalents	332,608
Cash and cash equivalents, beginning of period	100,502
Cash and cash equivalents, end of period	$433,110

Parent company only financials are only included as of and for the year ended December 31, 2011 because there were no restricted net assets of EchoStar that would require the filing of such parent company only financials prior to issuance of the Notes and acquisition of Hughes Communications in June 2011.

ECHOSTAR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2011, 2010 and 2009 are as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowance for doubtful accounts	of Year	Expenses	Deductions	Year
	(In thousands)
For the years ended:
December 31, 2011	$7,644	$18,779	$(7,939)	$18,484
December 31, 2010	$5,605	$3,672	$(1,633)	$7,644
December 31, 2009	$7,182	$(1,719)	$142	$5,605