Form 10-Q
period 2012-03-31
EchoStar CORP
filed 2012-05-07
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

As of April 30, 2012, the registrant’s outstanding common stock consisted of 39,358,396 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

Other Risks

•                  We may have potential conflicts of interest with DISH Network due to our common ownership and management.

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

iii

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$629,094	$614,035
Marketable investment securities	1,053,650	1,082,407
Trade accounts receivable, net of allowance for doubtful accounts of $18,893 and $18,484, respectively	240,486	212,960
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	284,407	229,852
Inventory	97,621	68,707
Deferred tax assets	38,340	23,492
Other current assets	67,673	76,284
Total current assets	2,411,271	2,307,737

Noncurrent Assets:
Restricted cash and marketable investment securities	23,987	24,286
Property and equipment, net of accumulated depreciation of $2,092,470 and $2,003,875, respectively	2,509,702	2,453,546
FCC authorizations	469,810	469,810
Intangible assets, net	443,146	466,452
Goodwill	526,680	533,018
Marketable and other investment securities	147,315	140,439
Other noncurrent assets, net	155,558	148,449
Total noncurrent assets	4,276,198	4,236,000
Total assets	$6,687,469	$6,543,737

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$305,172	$250,366
Trade accounts payable - DISH Network	19,002	16,374
Deferred revenue and other	49,778	54,090
Accrued interest	41,522	6,353
Accrued royalties	17,490	23,590
Accrued expenses and other	155,625	167,710
Current portion of long-term debt and capital lease obligations	68,541	65,239
Total current liabilities	657,130	583,722

Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	2,477,143	2,469,023
Deferred tax liabilities	378,218	373,391
Long-term deferred revenue and other long-term liabilities	67,924	65,975
Total long-term obligations, net of current portion	2,923,285	2,908,389
Total liabilities	3,580,415	3,492,111

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 44,561,296 and 44,500,440 shares issued, and 39,028,978 and 38,968,122 shares outstanding, respectively	45	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,368,534	3,360,301
Accumulated other comprehensive income (loss)	86,039	165,771
Accumulated earnings (deficit)	(258,899)	(385,487)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,097,605	3,042,516
Noncontrolling interests	9,449	9,110
Total stockholders’ equity (deficit)	3,107,054	3,051,626
Total liabilities and stockholders’ equity (deficit)	$6,687,469	$6,543,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Revenue:
Equipment revenue - DISH Network	$237,365	$272,126
Equipment revenue - other	157,347	65,909
Services and other revenue - DISH Network	126,658	121,207
Services and other revenue - other	243,410	20,584
Total revenue	764,780	479,826

Costs and Expenses: (exclusive of depreciation shown separately below - Note 7)
Cost of sales - equipment	337,166	293,384
Cost of sales - services and other	167,830	61,460
Research and development expenses	17,350	8,859
Selling, general and administrative expenses	96,979	44,772
General and administrative expenses - DISH Network	1,955	3,489
Depreciation and amortization (Notes 7 and 8)	114,090	57,014
Total costs and expenses	735,370	468,978

Operating income (loss)	29,410	10,848

Other Income (Expense):
Interest income	2,879	2,677
Interest expense, net of amounts capitalized	(38,621)	462
Unrealized and realized gains (losses) on marketable investment securities and other investments	127,995	665
Unrealized gains (losses) on investments accounted for at fair value, net	—	3,304
Other, net	4,533	6,991
Total other income (expense)	96,786	14,099

Income (loss) before income taxes	126,196	24,947
Income tax (provision) benefit, net	305	(7,788)
Net income (loss)	126,501	17,159
Less: Net income (loss) attributable to noncontrolling interests	(87)	(5)
Net income (loss) attributable to EchoStar	$126,588	$17,164

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,684	85,466
Diluted	87,326	92,331

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$1.46	$0.20
Diluted net income (loss) per share attributable to EchoStar	$1.45	$0.19

Comprehensive Income (Loss):
Net income (loss)	$126,501	$17,159
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,092	(192)
Unrealized holding gains (losses) on available-for-sale securities	43,429	6,771
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(127,995)	(665)
Total other comprehensive income (loss), net of tax	(79,474)	5,914
Comprehensive income (loss)	47,027	23,073
Less: Comprehensive income (loss) attributable to noncontrolling interests	171	(5)
Comprehensive income (loss) attributable to EchoStar	$46,856	$23,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$126,501	$17,159
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	114,090	57,014
Equity in losses (earnings) of affiliates	(4,185)	(5,008)
Unrealized and realized (gains) losses on marketable investment securities and other investments	(127,995)	(665)
Unrealized (gains) losses on investments accounted for at fair value, net	—	(3,304)
Non-cash, stock-based compensation	6,918	2,981
Deferred tax expense (benefit)	(4,766)	1,759
Other, net	6,511	353
Change in noncurrent assets	(3,681)	1,570
Changes in current assets and current liabilities, net	(34,183)	21,313
Net cash flows from operating activities	79,210	93,172

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(278,902)	(551,508)
Sales and maturities of marketable investment securities	348,754	488,781
Purchases of property and equipment	(114,007)	(39,140)
Change in restricted cash and marketable investment securities	299	—
Purchase of strategic investments included in marketable and other investment securities	(374)	(27,775)
Proceeds from sale of strategic investments	—	15,437
Other, net	(4,554)	51
Net cash flows from investing activities	(48,784)	(114,154)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(17,477)	(13,019)
Debt issuance costs	(229)	—
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	1,297	14,153
Other	288	694
Net cash flows from financing activities	(16,121)	1,828

Effect of exchange rates on cash and cash equivalents	754	(1,064)

Net increase (decrease) in cash and cash equivalents	15,059	(20,218)
Cash and cash equivalents, beginning of period	614,035	141,814
Cash and cash equivalents, end of period	$629,094	$121,596

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$13,737	$11,716
Capitalized interest	$11,598	$9,050
Cash received for interest	$4,993	$4,693
Cash paid for income taxes	$1,648	$474
Satellites and other assets financed under capital lease obligations	$28,455	$9,343
Capital expenditures included in accounts payable	$7,652	$9,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Business Activities

Principal Business

We were organized in October 2007 as a corporation under the laws of the State of Nevada.  EchoStar Corporation is a holding company (together with its subsidiaries, “EchoStar,” the “Company,” “we,” “us” and/or “our”).  On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc. (the “Hughes Acquisition”). Following the Hughes Acquisition, we operate three segments.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition costs amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowance for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

As of March 31, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents; current marketable investment securities; trade accounts receivable, net of allowance for doubtful accounts; and current liabilities were equal to or approximates fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 9 for the fair value of our long-term debt.

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

The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock.  The following table presents EPS amounts for all periods and the basic and diluted weighted-average shares outstanding used in the calculation.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands except per share amounts)
Net income (loss) attributable to EchoStar	$126,588	$17,164

Weighted-average common shares outstanding - Class A and B common stock:
Basic	86,684	85,466
Dilutive impact of stock awards outstanding	642	6,865
Diluted	87,326	92,331

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$1.46	$0.20
Diluted net income (loss) per share attributable to EchoStar	$1.45	$0.19

As of March 31, 2012 and 2011, there were stock awards to purchase 4.4 million and 2.3 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is antidilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to a performance-based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which is not yet probable of being achieved.  As a consequence, the following are also not included in the diluted EPS calculation.

	As of March 31,
	2012	2011
	(In thousands)
Performance-based options	659	689
Restricted Performance Units	74	92
Total	733	781

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

4.              Other Comprehensive Income Related Tax Effects

The following table presents the tax effects allocated to each component of other comprehensive income. A full valuation allowance has been established against any deferred tax assets that are capital in nature.

	For the Three Months
	Ended March 31,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(In thousands)
Foreign currency translation adjustments	$5,092	$—	$5,092	$(192)	$—	$(192)
Unrealized holding gains (losses) on available-for-sale securities	43,429	—	43,429	6,771	—	6,771
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(127,995)	—	(127,995)	(665)	—	(665)
Other comprehensive income (loss)	$(79,474)	$—	$(79,474)	$5,914	$—	$5,914

5.              Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities - current:
VRDNs	$214,845	$218,665
Strategic	120,170	216,090
Other	718,635	647,652
Total marketable investment securities - current	1,053,650	1,082,407
Restricted marketable investment securities (1)	3,181	3,939
Total	1,056,831	1,086,346

Restricted cash and cash equivalents (1)	20,806	20,347

Marketable and other investment securities - noncurrent:
Cost method	26,193	26,193
Equity method	121,122	114,246
Total marketable and other investment securities - noncurrent	147,315	140,439
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,224,952	$1,247,132

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

Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of March 31, 2012 and December 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and a significant portion of the value of that portfolio depends on the value of those issuers.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

value, interest and dividends are measured at fair value and are recorded in “Unrealized gains (losses) on investments accounted for at fair value, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Unrealized Gains (Losses) on Marketable Investment Securities

As of March 31, 2012 and December 31, 2011, we had accumulated net unrealized gains, net of related tax effect, of $95 million and $180 million, respectively, as a part of “Accumulated other comprehensive income (loss)” within “Total stockholders’ equity (deficit).”  A full valuation allowance has been established against any net deferred tax assets that are capital in nature.  The components of our available-for-sale investments are summarized in the table below.

	As of March 31, 2012				As of December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$214,845	$—	$—	$—	$218,665	$—	$—	$—
Other (including restricted)	721,816	635	(1,017)	(382)	651,591	253	(2,715)	(2,462)
Equity securities:
Other	120,170	95,568	—	95,568	216,090	182,214	—	182,214
Total marketable investment securities	$1,056,831	$96,203	$(1,017)	$95,186	$1,086,346	$182,467	$(2,715)	$179,752

As of March 31, 2012, restricted and non-restricted marketable investment securities included debt securities of $831 million with contractual maturities of one year or less and $106 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

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

	As of
	March 31, 2012		December 31, 2011
Debt Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Less than 12 months	$428,083	$(1,017)	$507,925	$(2,709)
12 months or more	—	—	3,931	(6)
Total	$428,083	$(1,017)	$511,856	$(2,715)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents (including restricted)	$534,686	$15,735	$518,951	$—	$543,243	$16,197	$527,046	$—

Debt securities:
VRDNs	$214,845	$—	$214,845	$—	$218,665	$—	$218,665	$—
Other (including restricted)	721,816	—	721,816	—	651,591	—	651,591	—

Equity securities - strategic	120,170	120,170	—	—	216,090	216,090	—	—

Total assets at fair value	$1,056,831	$120,170	$936,661	$—	$1,086,346	$216,090	$870,256	$—

Unrealized and Realized Gains (Losses) on Marketable Investment Securities and Other Investments

During the three months ended March 31, 2012 and 2011, we recognized $128 million and $1 million, respectively, of realized gains on sales of our debt and equity marketable investment securities.

Investment in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50 million in aggregate principal amount of TerreStar Networks Inc.’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar Networks, Inc. and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar Networks Inc.’s Chapter 11 plan of reorganization (the “TerreStar Networks Plan”) on February 15, 2012.

Pursuant to the TerreStar Networks Plan, which became effective March 29, 2012, our Exchangeable Notes were cancelled.  In satisfaction of our claims against TerreStar under the Exchangeable Notes, we have a right to receive a distribution, along with other general unsecured creditors, in accordance with the terms of the TerreStar Networks Plan.  The amount of any distribution we ultimately receive will vary depending upon and will be impacted by, among other things, the outcome of any claim objections, and will be substantially less than the amount we paid for the Exchangeable Notes.  Any proceeds received on this investment will be recognized as a gain in “Unrealized and realized gains (losses) on marketable investment securities and other investments” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and will directly impact our profitability.  As of March 31, 2012 and December 31, 2011, we had no investment in TerreStar.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.              Inventory

Inventory consists of the following:

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Finished goods	$70,556	$49,038
Raw materials	17,482	11,212
Work-in-process	9,583	8,457
Total inventory	$97,621	$68,707

7.              Property and Equipment

Depreciation and amortization expense consists of the following:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Satellites	$37,059	$23,125
Furniture, fixtures, equipment and other	50,573	25,377
Amortization of intangible assets and other	23,263	6,869
Buildings and improvements	3,195	1,643
Total depreciation and amortization	$114,090	$57,014

The increase in our depreciation and amortization expense from the three months ended March 31, 2011 compared to the same period in 2012 is primarily related to the Hughes Acquisition.

Cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAYTM 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011.  Five of these satellites are leased.  Four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements, and the one satellite we lease from DISH Network is accounted for as an operating lease.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  See Note 14 for further discussion of our satellite leases with DISH Network.

Satellite Anomalies

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVII/Jupiter and EchoStar XVI as discussed below, and therefore, we will bear the risk of any uninsured in-orbit

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVII/Jupiter and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III, which is currently an in-orbit spare, was designed to meet a minimum 12-year useful life.  During first quarter 2012, we determined that EchoStar III experienced a solar array anomaly which did not impact commercial operation of the satellite; however there can be no assurance that future anomalies will not impact its commercial operation.  EchoStar III was fully depreciated during 2009.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During first quarter 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  The recent loss of TWTAs did not reduce the estimated useful life of the satellite and had no impact on the commercial operation of the satellite; however there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI will be fully depreciated in August 2012.

Leased Satellites

EchoStar I.  During first quarter 2012, it was determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact the commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.

AMC-16.  During 2012, AMC-16 experienced two additional solar-power anomalies, causing a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which these anomalies impacted its commercial operations, the extent to which our monthly recurring payment under the applicable satellite services agreement may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.              Intangible Assets and Goodwill

Intangible Assets

Our identifiable intangible assets subject to amortization consisted of the following:

	As of
	March 31, 2012		December 31, 2011
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Customer relationships	$295,327	$(86,995)	$295,327	$(77,560)
Contract-based	255,366	(154,137)	255,366	(145,406)
Technology-based (1)	153,185	(53,656)	153,185	(49,307)
Trademark portfolio	32,191	(1,861)	32,191	(1,364)
Favorable leases	4,707	(981)	4,707	(687)
Total	$740,776	$(297,630)	$740,776	$(274,324)

Amortization expense on these intangible assets is recorded on a straight-line basis over a useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization expense was $23 million and $7 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated future amortization of our identifiable intangible assets as of March 31, 2012 is as follows:

Amount
(In thousands)
For the Years Ended December 31,
2012 (remaining nine months)	$67,726
2013	69,495
2014	78,082
2015	63,360
2016	42,263
Thereafter (1)	122,220
Total	$443,146

(1)  On December 31, 2010, we acquired certain assets of Move Networks, Inc. which included in-process research and development (“R&D”).  In-process R&D assets acquired in a business combination initially are considered indefinite-lived assets until either the completion or abandonment of the associated R&D efforts.  Upon the successful completion of the development process, we will commence amortization of the balance over the estimated useful life of the project.  For purposes of the future amortization table, we include, among other things, the entire in-process R&D balance of $26 million in the category labeled “Thereafter” until such time that the R&D efforts are finalized or abandoned.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Goodwill

During the three months ended March 31, 2012, we made adjustments to the allocation of our purchase price related to the Hughes Acquisition as summarized in the table below.

Goodwill
(In thousands)
Balance as of December 31, 2011	$533,018
Adjustments to the Hughes Acquisition (non-deductible)	(6,338)
Balance as of March 31, 2012	$526,680

9.              Debt

Fair Value of our Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,155,000	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	969,750	900,000	936,000
Mortgages and other notes payable	6,567	6,567	6,644	6,644
Subtotal	2,006,567	$2,131,317	2,006,644	$2,081,144
Capital lease obligations (1)	539,117	NA	527,618	NA
Total debt and capital lease obligations	$2,545,684		$2,534,262

(1) Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

10.       Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of March 31, 2012, we had outstanding under these plans stock options to acquire 8.7 million shares of our Class A common stock and 0.1 million restricted stock units.  Stock options granted prior to and on March 31, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of March 31, 2012, we had 4.8 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

The following stock awards were outstanding:

	As of March 31, 2012
	EchoStar Awards		DISH Network Awards
Stock Awards Outstanding	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	7,916,296	89,940	2,580,701	94,999
Held by DISH Network employees	791,554	53,620	N/A	N/A
Total	8,707,850	143,560	2,580,701	94,999

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Stock Award Activity

Our stock option activity was as follows:

	For the Three Months
	Ended March 31, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,778,413	$27.22
Granted	15,000	$28.14
Exercised	(24,803)	$17.80
Forfeited and cancelled	(60,760)	$29.99
Total options outstanding, end of period	8,707,850	$27.23
Performance-based options outstanding, end of period (1)	658,700	$25.30
Exercisable at end of period	3,742,230	$26.03

(1)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$1,236	$2,170

Based on the closing market price of our Class A common stock on March 31, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of March 31, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$33,740	$13,972

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our restricted stock unit activity was as follows:

	For the Three Months
	Ended March 31, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	144,226	$29.22
Granted	—	$—
Vested	—	$—
Forfeited and cancelled	(666)	$25.46
Total restricted stock units outstanding, end of period	143,560	$29.24
Restricted Performance Units outstanding, end of period (1)	73,610	$26.62

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  Consequently, while it was determined that achievement of the goal was not probable as of March 31, 2012, this assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable during the three months ended March 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$16,292	$16,140
EchoStar awards held by EchoStar employees	3,008	2,977
Total	$19,300	$19,117

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Of the 8.7 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans the following awards were outstanding pursuant to the 2005 LTIP:

	As of March 31, 2012
	Number of Awards	Weighted- Average Exercise Price
Stock options	658,700	$25.30
Restricted Performance Units	73,610
Total	732,310

Stock-Based Compensation

During December 2011, DISH Network paid a dividend in cash of $2.00 per share on their outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 2.6 million DISH Network stock options held by 194 of our employees was reduced by $2.00 per share (“DISH Network’s 2012 Stock Option Adjustment”).  During the three months ended March 31, 2012, we incurred $3 million of additional non-cash, stock-based compensation expense in connection with DISH Network’s 2012 Stock Option Adjustment.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Research and development expenses	$1,061	$603
Selling, general and administrative expenses	5,857	2,378
Total non-cash, stock-based compensation	$6,918	$2,981

As of March 31, 2012, our total unrecognized compensation cost related to our non-performance based unvested stock awards was $42 million and includes compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 1.8% per year and will be recognized over a weighted-average period of approximately three years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Valuation

The fair value of each stock option for the three months ended March 31, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Three Months
	Ended March 31,
Stock Options	2012	2011
Risk-free interest rate	1.33%	2.57%
Volatility factor	40.36%	34.68%
Expected term of options in years	6.0	6.0
Weighted-average fair value of options granted	$11.37	$14.42

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

11.       Acquisition

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

A summary of the purchase price and opening balance sheet for the Hughes Acquisition at the June 8, 2011 acquisition date is presented in the following table.  The opening balance sheet presented below reflects our preliminary purchase price allocation.

Preliminary
Purchase Price
Allocation
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Intangibles	420,907
Goodwill (non-deductible)	509,860
FCC authorizations	400,000
Other noncurrent assets	55,776
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Non-controlling interests	(9,679)
Total purchase price	$2,174,613

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2011 gives effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

For the Three
Months Ended
Supplemental pro forma financial information (Unaudited)	March 31, 2011
(In thousands, except per share amounts)
Total revenue	$743,109
Net income (loss) attributable to EchoStar	$(6,246)
Basic net income (loss) per share attributable to EchoStar	$(0.07)
Diluted net income (loss) per share attributable to EchoStar	$(0.07)

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 13 for further discussion.

12.       Commitments and Contingencies

Commitments

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $80 million using an exchange rate of $1 to 1.8221 Brazilian Real as of March 31, 2012.  We must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot.  Once we receive the orbital slot, which is expected to occur

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

during May 2012, the slot will be used to expand our video and data capabilities in South America.  Pursuant to our obligations under the license for the orbital slot we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of March 31, 2012, the remaining obligation related to EchoStar XVI is $68 million, which includes the launch contract, launch insurance and one-year of in-orbit insurance.

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of March 31, 2012, the remaining obligation related to EchoStar XVII/Jupiter is $120 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third party service provider, who has assumed indemnification obligations for the case.

We, along with the third party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us or our service provider to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “‘362 patent”) and United States Patent No. 7,225,436 (the “‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint has appealed.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  Trial is currently set for August 2012.

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

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device”.  ITOM alleges infringement through use of various third party chipsets in unspecified products and/or systems.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

13.       Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not available to the chief operating decision-maker.  Under this definition, we operate three segments.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The “All Other and Eliminations” category consists of revenue and net income (loss) attributable to EchoStar from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021, net of capitalized interest.  Transactions between segments were not significant.

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar		All
	EchoStar	Satellite		Other and	Consolidated
For the Three Months Ended March 31, 2012	Technologies	Services	Hughes	Eliminations	Total
	(In thousands)
Total revenue	$408,579	$73,583	$274,218	$8,400	$764,780
EBITDA (1)	24,487	52,200	69,202	130,226	276,115
Interest income	—	22	73	2,784	2,879
Interest expense, net of amounts capitalized	(20)	(13,794)	(88)	(24,719)	(38,621)
Income tax benefit (provision), net	(277)	(2,652)	(5,218)	8,452	305
Depreciation and amortization	(19,503)	(31,439)	(55,588)	(7,560)	(114,090)
Net income (loss) attributable to EchoStar	$4,687	$4,337	$8,381	$109,183	$126,588

For the Three Months Ended March 31, 2011
Total revenue	$405,383	$68,771	$—	$5,672	$479,826
EBITDA (1)	24,263	44,246	—	10,318	78,827
Interest income	—	—	—	2,677	2,677
Interest expense, net	(2)	(8,523)	—	8,987	462
Income tax benefit (provision), net	1,334	(4,640)	—	(4,482)	(7,788)
Depreciation and amortization	(26,651)	(23,625)	—	(6,738)	(57,014)
Net income (loss) attributable to EchoStar	$(1,056)	$7,458	$—	$10,762	$17,164

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

	As of
	March 31,	December 31,
Long-lived assets, including FCC authorizations:	2012	2011
	(In thousands)
North America	$3,914,949	$3,888,286
All other	34,389	34,540
Total	$3,949,338	$3,922,826

	For the Three Months
	Ended March 31,
Revenue:	2012	2011
	(In thousands)
North America	$688,584	$472,309
All other	76,196	7,517
Total	$764,780	$479,826

Transactions with Major Customers.  During the three months ended March 31, 2012 and 2011, our revenue included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Total revenue
DISH Network:
EchoStar Technologies Segment	$300,198	$336,032
EchoStar Satellite Services Segment	53,633	53,941
Hughes Segment	531	—
All Other and Eliminations	9,661	3,360
Total DISH Network	$364,023	$393,333
Bell TV (EchoStar Technologies Segment)	66,178	41,402
All other	334,579	45,091
Total revenue	$764,780	$479,826

Percentage of total revenue
DISH Network	47.6%	82.0%
Bell TV	8.7%	8.6%
All other	43.7%	9.4%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

14.       Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

We and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with DISH Network in the future.

Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial position and results of operations.

“Equipment revenue — DISH Network”

Receiver Agreement.  In connection with the Spin-off, we and DISH Network entered into a receiver agreement pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from us for a period ending on January 1, 2012 (the “Prior Receiver Agreement”).  The Prior Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at our cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased.  Additionally, we provided DISH Network with standard manufacturer warranties for the goods sold under the Prior Receiver Agreement.  DISH Network was able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to us.  We were able to terminate the Prior Receiver Agreement if certain entities were to acquire DISH Network.  The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

Effective January 1, 2012, we and DISH Network entered into a new agreement (the “2012 Receiver Agreement”) pursuant to which DISH Network continues to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at a cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Receiver Agreement will be substantially the same as it was under the Prior Receiver Agreement.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Satellite Capacity Agreements.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

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

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending on December 31, 2016 with a renewal option for one additional year.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase broadband products and services from Hughes.  Blockbuster has the option to renew the agreement for an additional one year period.

Additionally, on August 5, 2011, we entered into a letter agreement with DISH Network pursuant to which certain assets used to support Blockbuster’s website were transferred to us and we agreed to provide certain technical and infrastructure support for the Blockbuster website.  The fees for the services provided under the letter agreement are calculated at cost plus a fixed margin, which varies depending upon the nature of the services provided.  The letter agreement provides that it shall continue in effect until the completion of a definitive agreement between DISH Network and us setting forth the terms of our support of the Blockbuster website.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  On June 8, 2011, we completed the Hughes Acquisition.  Effective November 2011, Hughes Communications and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes Communications provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. The initial term of the RUS Agreement shall continue until the earlier of:  (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes Communications.

“General and administrative expenses — DISH Network”

Management Services Agreement.  We have a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as our Senior Vice President and Controller through April 2012.  In addition, R. Stanton Dodge remains employed by DISH Network, but also served as our Executive Vice President, General Counsel and Secretary through November

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2011.  We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the Management Services Agreement.  We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us.  We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agree upon.

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement).  The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the three months ended March 31, 2012 and 2011, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $4 million and $6 million, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2011, we and DISH Network extended this agreement until December 31, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  During the each of the three months ended March 31, 2012 and 2011, we purchased remanufactured receivers and related components from DISH Network for an aggregate amount of less than $1 million.

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs, which litigation is described in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 3.  Legal Proceedings — TiVo Inc.”

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500 million, including an initial payment of $300 million and the remaining $200 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment.

We and DISH Network, on the one hand, and TiVo, on the other hand, have also agreed on mutual releases of certain related claims and agreed not to challenge each other’s DVR technology-related patents that are licensed under the settlement agreement.

Because both we and DISH Network were defendants in the TiVo lawsuit, we and DISH Network were jointly and severally liable to TiVo for any final damages and sanctions that could have been awarded by the District Court.  As previously disclosed, DISH Network determined that it was obligated under the agreements entered into in connection with the Spin-off to indemnify us for substantially all liability arising from this lawsuit.  We contributed an amount equal to our $5 million intellectual property liability limit under the receiver agreement.  We and DISH Network further agreed that EchoStar’s $5 million contribution would not exhaust our liability to DISH Network for other intellectual property claims that may arise under the receiver agreement.  We and DISH Network also agreed that we would each be entitled to joint ownership of, and a cross-license to use, any intellectual property developed in connection with any potential new alternative technology.  Any amounts that we are responsible for under the settlement agreement with TiVo are in addition to the $5 million contribution previously made by us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Patent Cross-License Agreements.  During December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby:  (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross-License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10 million.  Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3 million.  However, we and DISH Network may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

Sprint Settlement Agreement.  On November 3, 2011, DISH Network and Sprint Nextel Corporation (“Sprint”) entered into an agreement with Sprint (the “Sprint  Settlement Agreement”) pursuant to which all disputed issues relating to DISH Network’s acquisition of DBSD North America, Inc. (“DBSD North America”) and TerreStar were resolved between DISH Network and Sprint, including, but not limited to, issues relating to costs allegedly incurred by Sprint to relocate users from the spectrum then licensed to DBSD North America and TerreStar (the “Sprint Clearing Costs”).  We were a party to the Sprint Settlement Agreement solely for the purposes of executing a mutual release between us and Sprint relating to the Sprint Clearing Costs.  We were a holder of certain TerreStar debt instruments.  In March 2012, our remaining debt instruments were exchanged for a right to receive a distribution in accordance with the terms of the liquidating trust established pursuant to TerreStar’s chapter 11 plan of liquidation.  Pursuant to the terms of the Sprint Settlement Agreement, DISH Network made a net payment of approximately $114 million to Sprint.

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.  During the three months ended March 31, 2012, our Hughes segment provided services to DBSD North America for an aggregate amount of less than $1 million.

TerreStar Agreement.  On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar.  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.  During the three months ended March 31, 2012, our Hughes segment provided services to TerreStar for an aggregate amount of less than $1 million.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Purchases from NagraStar	$2,942	$1,795

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Amounts payable to NagraStar	$3,899	$2,965
Commitments to purchase from NagraStar	$2,730	$2,731

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

The following table summarizes our transactions with Dish Mexico.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Sales not related to the original contribution commitment associated with our investment:
Digital set-top boxes and related accessories	$14,296	$9,347
Sales of satellite services	$2,130	$2,130
Uplink services	$2,352	$1,705
Engineering services	$562	$—

	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Amounts receivable from Dish Mexico	$7,150	$8,594

Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  We own 50% and have joint control of the joint venture.  Pursuant to our joint venture arrangements, we sell hardware such as digital set-top boxes and provide certain technical support services to the joint venture.  We have provided $18 million of cash to the joint venture, and an $18 million line of credit that the joint venture may only use to purchase set-top boxes from us.  This investment is subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  During 2010, we recorded a $14 million charge to fully impair this investment.  In December 2011, we entered into an agreement to sell all of our equity in the joint venture, other than an approximately 5% interest, to a third party for nominal consideration (the “JV Sale Transaction”).  Upon the closing of the JV Sale Transaction, which is subject to receipt of customary regulatory approvals, our line of credit will be terminated. We expect to close the JV Sale Transaction during the first half of 2012.  As of March 31, 2012, the remaining amount available under the line of credit was $10 million and if advanced would be subject to our evaluation for other-than-temporary impairment.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate three primary segments:  the EchoStar Technologies segment, the EchoStar Satellite Services segment and the Hughes segment.

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content via a broadband Internet connection.  Most of our digital set-top boxes are sold to DISH Network, but we also sell a significant number of digital set-top boxes to Bell TV in Canada, Dish Mexico in Mexico and other international customers.

Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services that are provided primarily to DISH Network.

We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets.  As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we are able to provide end-to-end pay-TV delivery systems incorporating our satellite and terrestrial backhaul capacity, customized digital set-top boxes and related components, and network design and management.  We recently decided to focus the efforts of our digital set-top box business on international markets and not to actively seek set-top box opportunities with United States cable operators.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The impact on us of any decreases in DISH Network subscriber growth may be offset in the near term by an increase in sales to DISH Network resulting from the upgrade of DISH Network subscribers to advanced products such as HD receivers and HD DVRs, including our recently introduced whole-home HD DVR, as well as by the upgrade of DISH Network digital set-top boxes to new technologies such as MPEG-4 digital compression technology.  However, there can be no assurance that any of these factors will mitigate any decreases in sales to DISH Network.  In addition, although we expect DISH Network to continue to purchase products and services from us, there can be no assurance that these purchases will continue in the future.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses ten of our owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of March 31, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.227 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of $621 million for each period.

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

Hughes Segment

On June 8, 2011, we completed the Hughes Acquisition, pursuant to the Hughes Agreement by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.  For information about the

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2009, Hughes Communications entered into a contract for construction of EchoStar XVII/Jupiter, our next-generation, geostationary high throughput satellite. EchoStar XVII/Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We anticipate launching EchoStar XVII/Jupiter in the summer of 2012.

As of March 31, 2012, we had approximately 634,000 customers that subscribe to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of March 31, 2012, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.019 billion.

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

International DTH Platforms

During 2008, we entered into a joint venture with Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We sold $14 million and $9 million of digital set-top boxes and related components and $2 million and $2 million of satellite services to Dish Mexico during the three months ended March 31, 2012 and 2011, respectively.  We also sold $2 million of uplink services to Dish Mexico during each of the three months ended March 31, 2012 and 2011 and $1 million of engineering services to Dish Mexico during the three months ended March 31, 2012. We did not provide any engineering services to Dish Mexico during the three months ended March 31, 2011.

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

Basis of Presentation

The following discussion and analysis of our condensed consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our results of operations for the three months ended March 31, 2012 also include those of Hughes Communications, which we acquired on June 8, 2011.  Therefore, our results of operations for the three months ended March 31, 2012 are not comparable to our results of operations for the three months ended March 31, 2011.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$237,365	$272,126	$(34,761)	(12.8)
Equipment revenue - other	157,347	65,909	91,438	*
Services and other revenue - DISH Network	126,658	121,207	5,451	4.5
Services and other revenue - other	243,410	20,584	222,826	*
Total revenue	764,780	479,826	284,954	59.4

Costs and Expenses:
Cost of sales - equipment	337,166	293,384	43,782	14.9
% of Total equipment revenue	85.4%	86.8%
Cost of sales - services and other	167,830	61,460	106,370	*
% of Total services and other revenue	45.4%	43.3%
Research and development expenses	17,350	8,859	8,491	95.8
% of Total revenue	2.3%	1.8%
Selling, general and administrative expenses	98,934	48,261	50,673	*
% of Total revenue	12.9%	10.1%
Depreciation and amortization	114,090	57,014	57,076	*
Total costs and expenses	735,370	468,978	266,392	56.8

Operating income (loss)	29,410	10,848	18,562	*

Other Income (Expense):
Interest income	2,879	2,677	202	7.5
Interest expense, net of amounts capitalized	(38,621)	462	(39,083)	*
Unrealized and realized gains (losses) on marketable investment securities and other investments	127,995	665	127,330	*
Unrealized gains (losses) on investments accounted for at fair value, net	—	3,304	(3,304)	(100.0)
Other, net	4,533	6,991	(2,458)	(35.2)
Total other income (expense)	96,786	14,099	82,687	*

Income (loss) before income taxes	126,196	24,947	101,249	*
Income tax (provision) benefit, net	305	(7,788)	8,093	*
Effective tax rate	(0.2)%	31.2%
Net income (loss)	126,501	17,159	109,342	*
Less: Net income (loss) attributable to noncontrolling interests	(87)	(5)	(82)	*
Net income (loss) attributable to EchoStar	$126,588	$17,164	$109,424	*

Other Data:
EBITDA	$276,115	$78,827	$197,288	*

*  Percentage is not meaningful.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $237 million during the three months ended March 31, 2012, a decrease of $35 million or 12.8% compared to the same period in 2011.  This change primarily related to a decline in average revenue per unit partially offset by an increase in unit sales of set-top boxes.  The decline in average revenue per unit was driven by a change in product mix and continued manufacturing efficiencies, which reduced our set-top box costs.  Pursuant to the receiver agreement set-top boxes are sold to DISH Network at a cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up, or at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Equipment revenue - other.  “Equipment revenue - other” totaled $157 million during the three months ended March 31, 2012, an increase of $91 million compared to the same period in 2011.  This increase was primarily related to revenue of $54 million contributed by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets. Higher sales to Bell TV as a result of an increase in the number of units sold and higher average revenue per unit also contributed to the increase.

Services and other revenue - other. “Services and other revenue - other” totaled $243 million during the three months ended March 31, 2012, an increase of $223 million compared to the same period in 2011.  This increase was primarily related to services revenue of $220 million contributed by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $337 million during the three months ended March 31, 2012, an increase of $44 million or 14.9% compared to the same period in 2011.  This change primarily related to a $46 million increase in costs associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets from our Hughes segment and an increase in costs related to Bell TV sales, discussed above.  This change was partially offset by lower cost of sales resulting from a decrease in sales of digital set-top boxes and related components to DISH Network.  “Cost of sales — equipment” represented 85.4% and 86.8% of total equipment revenue for the three months ended March 31, 2012 and 2011, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which have lower margins as discussed above.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $168 million during the three months ended March 31, 2012, an increase of $106 million compared to the same period in 2011.  This change primarily related to costs of $103 million associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from our Hughes segment.  “Cost of sales — services and other” represented 45.4% and 43.3% of total services and other revenue for the three months ended March 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $99 million during the three months ended March 31, 2012, an increase of $51 million compared to the same period in 2011.  This change primarily related to an increase in marketing and advertising expenses, and other general and administrative expenses, of which $50 million was associated with our Hughes segment.  “Selling, general and administrative expenses” represented 12.9% and 10.1% of total revenue for the three months ended March 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment as well as a decrease in equipment revenue from DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $114 million during the three months ended March 31, 2012, an increase of $57 million compared to the same period in 2011.  The increase was primarily related to additional amortization and depreciation expense of $56 million from our Hughes segment.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $39 million during the three months ended March 31, 2012, an increase of $39 million compared to the same period in 2011.  This change primarily related to an increase in interest expense related to the issuance of our 6 1/2% senior secured notes due 2019 and 7 5/8% senior notes due 2021 during the second quarter of 2011.

Unrealized and realized gains (losses) on marketable investment securities and other investments.  “Unrealized and realized gains (losses) on marketable investment securities and other investments” totaled $128 million during the three months ended March 31, 2012, an increase of $127 million compared to the same period in 2011.  This change primarily related to a $128 million gain related to the sale of marketable investment securities during 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $276 million during the three months ended March 31, 2012, an increase of $197 million compared to the same period in 2011.  This change primarily related to a $128 million gain related to the sale of marketable investment securities during the first quarter 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
EBITDA	$276,115	$78,827
Interest income (expense), net	(35,742)	3,139
Income tax (provision) benefit, net	305	(7,788)
Depreciation and amortization	(114,090)	(57,014)
Net income (loss) attributable to EchoStar	$126,588	$17,164

Income tax (provision) benefit, net.  The income tax benefit totaled less than $1 million during the three months ended March 31, 2012, an increase of $8 million compared to an $8 million provision in the same period in 2011.  This change primarily related to a decrease in the effective tax rate, partially offset by an increase in “Income (loss) before income taxes.”  The decrease in our effective tax rate for the three months ended March 31, 2012 was primarily related to the release of valuation allowances associated with our capital investments.

Net income (loss) attributable to EchoStar.  Our net income attributable to EchoStar was $127 million during the three months ended March 31, 2012, an increase of $109 million compared to the same period in 2011.  This change was primarily related to the changes in revenue, expenses and “Unrealized and realized gains (losses) on marketable investment securities and other investments” discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2012, our cash, cash equivalents and current marketable investment securities totaled $1.683 billion compared to $1.696 billion as of December 31, 2011, a decrease of $13 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily driven by capital expenditures of $114 million, partially offset by cash generated from operations of $79 million.

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

liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of March 31, 2012 and December 31, 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $215 million and $219 million, respectively.

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2012.

Cash flows from operating activities

We typically reinvest the cash flows from operating activities in our business.  For the three months ended March 31, 2012, we reported “Net cash flows from operating activities” of $79 million.  This amount is primarily comprised of $127 million of net income and $114 million of non-cash charges for “Depreciation and amortization” expense, partially offset by unrealized and realized net gains on marketable investment securities and other investments of $128 million.  The increase in cash flows was also partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the three months ended March 31, 2012, we reported net cash outflows from investing activities of $49 million, which was primarily related to capital expenditures of $114 million partially offset by net sales of marketable investment securities of $70 million.

Cash flows from financing activities

Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and repurchases of our Class A common stock.  For the three months ended March 31, 2012, we reported net cash outflows from financing activities of $16 million primarily resulting from repayment of debt of $17 million, partially offset by proceeds received from Class A stock option exercises and stock issued under the Employee Stock Purchase Plan. The repayment of debt of $17 million primarily related to capital lease obligations.

Contractual Obligations

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $80 million using an exchange rate of $1 to 1.8221 Brazilian Real as of March 31, 2012.  We must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot.  Once we receive the orbital slot, which is expected to occur during May 2012, the slot will be used to expand our video and data capabilities in South America.  Pursuant to our obligations under the license for the orbital slot we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of March 31, 2012, the remaining obligation related to EchoStar XVI is $68 million, which includes the launch contract, launch insurance and one-year of in-orbit insurance.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of March 31, 2012, the remaining obligation related to EchoStar XVII/Jupiter is $120 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2012, we had $24 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $4 million was secured by restricted cash; $1 million related to insurance bonds; and $19 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of March 31, 2012, we had a notional amount of $8 million in foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

We have a significant amount of outstanding indebtedness.  As of March 31, 2012, our total indebtedness was $2.546 billion.  Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2012.  As of March 31, 2012, we have not made any repurchases of outstanding shares of our Class A common stock under this plan.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $1.683 billion.  Of that amount, a total of $1.563 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.563 billion as of March 31, 2012, a hypothetical 10% change in average interest rates during 2012 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2012 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10%

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

decrease in average interest rates during 2012 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2012, we held current strategic and financial debt and equity investments of public companies with a fair value of $120 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $12 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2012, we had $24 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our March 31, 2012 investment portfolio, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of March 31, 2012, we had $147 million of noncurrent public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting. A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $15 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in United States dollars.  Our international business is conducted in United States dollars and a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of March 31, 2012, we had an estimated $36 million of foreign currency denominated receivables and payables outstanding, and $8 million of foreign currency forward contracts in

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

place to partially mitigate foreign currency risk.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of March 31, 2012.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $14 million as of March 31, 2012.

Long-Term Debt

As of March 31, 2012, we had long-term debt of $2.007 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.131 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates; however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $82 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of March 31, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes; however, as of March 31, 2012, we had $8 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third party service provider, who has assumed indemnification obligations for the case.

We, along with the third party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us or our service provider to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

PART II — OTHER INFORMATION - Continued

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “‘362 patent”) and United States Patent No. 7,225,436 (the “‘436 patent”).  The ‘362 patent and the ‘436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the ‘362 patent and the ‘436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 6,208,636 (the “‘636 patent”).  The ‘636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the ‘636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the ‘636 patent are invalid.  NorthPoint has appealed.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 4,694,490, 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  Trial is currently set for August 2012.

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

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device”.  ITOM alleges infringement through use of various third party chipsets in unspecified products and/or systems.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  During the three months ended March 31, 2012, there were no material changes in our risk factors as previously disclosed.

PART II — OTHER INFORMATION - Continued

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from January 1, 2012 through March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
January 1 - January 31, 2012	—	$—	—	$500,000
February 1 - February 29, 2012	—	$—	—	$500,000
March 1 - March 31, 2012	—	$—	—	$500,000
Total	—	$—	—	$500,000

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

PART II — OTHER INFORMATION - Continued

Item 6.   EXHIBITS

(a)         Exhibits.

10.1+	Receiver Agreement dated January 1, 2012 between Echosphere L.L.C. and EchoStar Technologies L.L.C. **

10.2+	Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C.**

31.1+	Section 302 Certification of Chief Executive Officer.

31.2+	Section 302 Certification of Chief Financial Officer.

32.1+	Section 906 Certification of Chief Executive Officer.

32.2+	Section 906 Certification of Chief Financial Officer.

101+

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2012, filed on May 7, 2012, formatted in eXtensible Business Reporting Language (“XBRL”):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.*

+                                         Filed herewith.

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

**                                  Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

	By:	/s/ Kenneth G. Carroll
Kenneth G. Carroll
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012