Form 10-Q
period 2012-06-30
EchoStar CORP
filed 2012-08-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 2, 2012, the registrant’s outstanding common stock consisted of 39,538,822 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

•                  We may face other risks described from time-to-time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$633,385	$614,035
Marketable investment securities	960,939	1,082,407
Trade accounts receivable, net of allowance for doubtful accounts of $18,258 and $18,484, respectively	245,078	212,960
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	255,829	229,852
Inventory	76,654	68,707
Deferred tax assets	38,175	23,492
Other current assets	67,507	76,284
Total current assets	2,277,567	2,307,737
Noncurrent Assets:
Restricted cash and marketable investment securities	23,656	24,286
Property and equipment, net of accumulated depreciation of $2,165,528 and $2,003,875, respectively	2,539,804	2,453,546
Orbital rights, net	541,246	469,810
Other intangible assets, net	419,123	466,452
Goodwill	520,994	533,018
Marketable and other investment securities	140,549	140,439
Other noncurrent assets, net	175,169	148,449
Total noncurrent assets	4,360,541	4,236,000
Total assets	$6,638,108	$6,543,737
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$229,119	$250,366
Trade accounts payable - DISH Network	16,140	16,374
Current portion of long-term debt and capital lease obligations	66,096	65,239
Acquisition of orbital right	64,651	—
Deferred revenue and other	45,211	54,090
Accrued royalties	20,474	23,590
Accrued interest	6,567	6,353
Accrued expenses and other	152,072	167,710
Total current liabilities	600,330	583,722
Long-Term Obligations, Net of Current Portion:
Long-term debt and capital lease obligations, net of current portion	2,457,837	2,469,023
Deferred tax liabilities	375,112	373,391
Long-term deferred revenue and other long-term liabilities	64,914	65,975
Total long-term obligations, net of current portion	2,897,863	2,908,389
Total liabilities	3,498,193	3,492,111
Commitments and Contingencies (Note 12)
Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 45,051,308 and 44,500,440 shares issued, and 39,518,990 and 38,968,122 shares outstanding, respectively	45	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,382,228	3,360,301
Accumulated other comprehensive income (loss)	70,122	165,771
Accumulated earnings (deficit)	(223,217)	(385,487)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,131,064	3,042,516
Noncontrolling interests	8,851	9,110
Total stockholders’ equity (deficit)	3,139,915	3,051,626
Total liabilities and stockholders’ equity (deficit)	$6,638,108	$6,543,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

 (In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue:
Equipment revenue - DISH Network	$254,350	$270,629	$491,715	$542,755
Equipment revenue - other	185,986	107,670	343,333	173,579
Services and other revenue - DISH Network	130,979	128,218	257,637	249,425
Services and other revenue - other	234,689	77,716	478,099	98,300
Total revenue	806,004	584,233	1,570,784	1,064,059

Costs and Expenses:
Cost of sales - equipment	367,027	317,294	704,193	610,678
Cost of sales - services and other	170,032	92,795	337,862	154,255
Selling, general and administrative expenses	91,507	42,943	188,486	87,715
General and administrative expenses - DISH Network	1,283	3,239	3,238	6,728
Research and development expenses	15,618	11,082	32,968	19,941
Depreciation and amortization (Notes 7 and 8)	114,604	71,059	228,694	128,073
Total costs and expenses	760,071	538,412	1,495,441	1,007,390

Operating income (loss)	45,933	45,821	75,343	56,669

Other Income (Expense):
Interest income	3,288	2,135	6,167	4,812
Interest expense, net of amounts capitalized	(36,797)	(12,782)	(75,418)	(12,320)
Realized gains (losses) on marketable investment securities and other investments	232	9,041	128,227	9,706
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	4,494	—	7,798
Hughes Acquisition costs	(7)	(34,500)	(7)	(34,500)
Other, net	22,811	13,943	27,344	20,934
Total other income (expense)	(10,473)	(17,669)	86,313	(3,570)

Income (loss) before income taxes	35,460	28,152	161,656	53,099
Income tax (provision) benefit, net	(10)	(9,578)	295	(17,366)
Net income (loss)	35,450	18,574	161,951	35,733
Less: Net income (loss) attributable to noncontrolling interests	(232)	92	(319)	87
Net income (loss) attributable to EchoStar	$35,682	$18,482	$162,270	$35,646

Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,127	86,314	86,905	85,893
Diluted	87,814	87,697	87,601	87,176

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.41	$0.21	$1.87	$0.42
Diluted net income (loss) per share attributable to EchoStar	$0.41	$0.21	$1.85	$0.41

Comprehensive Income (Loss):
Net income (loss)	$35,450	$18,574	$161,951	$35,733
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,627)	(252)	(3,535)	(444)
Unrealized holding gains (losses) on available-for-sale securities	(7,647)	17,689	35,782	24,460
Recognition of previously unrealized (gains) losses on available-for-sale securities in net income (loss)	(9)	(1,784)	(128,004)	(2,449)
Total other comprehensive income (loss), net of tax	(16,283)	15,653	(95,757)	21,567
Comprehensive income (loss)	19,167	34,227	66,194	57,300
Less: Comprehensive income (loss) attributable to noncontrolling interests	(598)	92	(427)	87
Comprehensive income (loss) attributable to EchoStar	$19,765	$34,135	$66,621	$57,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$161,951	$35,733
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	228,694	128,073
Equity in losses (earnings) of affiliates	(6,032)	(9,583)
Realized losses (gains) on marketable investment securities and other investments	(128,227)	(9,706)
Unrealized/realized losses (gains) on investments accounted for at fair value, net	—	(7,798)
Non-cash, stock-based compensation	10,614	6,542
Deferred tax expense (benefit)	(7,873)	256
Other, net	8,382	(5,512)
Change in noncurrent assets	(8,021)	(135)
Changes in current assets and current liabilities, net	(74,654)	(24,035)
Net cash flows from operating activities	184,834	113,835

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(574,255)	(1,177,383)
Sales and maturities of marketable investment securities	731,030	1,540,526
Purchases of property and equipment	(277,723)	(122,861)
Change in restricted cash and marketable investment securities	630	52
Acquisition of Hughes, net of cash acquired of $98,900	—	(2,075,613)
Purchase of strategic investments included in marketable and other investment securities	(17,981)	(56,368)
Proceeds from sale of strategic investments	(715)	15,437
Other, net	(321)	6,764
Net cash flows from investing activities	(139,335)	(1,869,446)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	317	2,000,000
Repayment of long-term debt and capital lease obligations	(34,500)	(24,912)
Debt issuance costs	(229)	(55,845)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	6,992	23,987
Other	—	1,803
Net cash flows from financing activities	(27,420)	1,945,033

Effect of exchange rates on cash and cash equivalents	1,271	(1,073)

Net increase (decrease) in cash and cash equivalents	19,350	188,349
Cash and cash equivalents, beginning of period	614,035	141,814
Cash and cash equivalents, end of period	$633,385	$330,163

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$97,091	$21,414
Capitalized interest	$24,461	$18,274
Cash received for interest	$15,780	$7,885
Cash paid for income taxes	$7,940	$1,236
Employee benefits paid in Class A common stock	$4,282	$4,044
Satellites and other assets financed under capital lease obligations	$28,455	$18,117
Reduction of capital lease obligations for AMC-16 (Note 7)	$4,735	$6,616
Changes in capital expenditures included in accounts payable	$(37,404)	$14,575
Orbital rights obligation included in accrued liabilities	$64,651	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.       Organization and Business Activities

Principal Business

We were organized in October 2007 as a corporation under the laws of the State of Nevada.  EchoStar Corporation is a holding company (together with its subsidiaries, “EchoStar,” the “Company,” “we,” “us” and/or “our”).  On June 8, 2011, we acquired all of the outstanding equity of Hughes Communications, Inc. (the “Hughes Acquisition”).  Following the Hughes Acquisition, we operate three primary business segments.

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

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

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

Note 2.       Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and (b) unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 include the operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition cost amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

•

Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair value of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 9 for the fair value of our long-term debt.

We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 3.       Basic and Diluted Net Income (Loss) Per Share

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands except per share amounts)
Net income (loss) attributable to EchoStar	$35,682	$18,482	$162,270	$35,646
Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,127	86,314	86,905	85,893
Dilutive impact of stock awards outstanding	687	1,383	696	1,283
Diluted	87,814	87,697	87,601	87,176

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.41	$0.21	$1.87	$0.42
Diluted net income (loss) per share attributable to EchoStar	$0.41	$0.21	$1.85	$0.41

As of June 30, 2012 and 2011, there were stock awards to purchase 5.6 million and 3.1 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to a performance-based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which was not probable of being achieved as of June 30, 2012 and 2011.  As a result, the following awards were outstanding and were not included in the diluted EPS calculation.

	As of June 30,
	2012	2011
	(In thousands)
Performance-based options	636	676
Restricted Performance Units	66	90
Total	702	766

Note 4.	Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities to the extent the gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Note 5.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities—current:
VRDNs	$62,295	$218,665
Strategic	120,187	216,090
Other	778,457	647,652
Total marketable investment securities—current	960,939	1,082,407
Restricted marketable investment securities (1)	6,665	3,939
Total	967,604	1,086,346

Restricted cash and cash equivalents (1)	16,991	20,347

Marketable and other investment securities—noncurrent:
Cost method	26,193	26,193
Equity method	114,356	114,246
Total marketable and other investment securities—noncurrent	140,549	140,439
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,125,144	$1,247,132

(1)

Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Strategic

Our current strategic marketable investment securities are highly speculative and have experienced and continue to experience volatility.  As of June 30, 2012 and December 31, 2011, a significant portion of our strategic investment portfolio consisted of securities of several issuers and a significant portion of the value of that portfolio depends on the value of those issuers.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Marketable and Other Investment Securities—Noncurrent

We have several strategic investments in certain equity securities that are accounted for using either the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Realized Gains on Marketable Investment Securities and Other Investments

We recognized realized gains on our marketable investment securities and other investments of $0.2 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, and $128.2 million and $9.7 million for the six months ended June 30, 2012 and 2011, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	As of
	June 30, 2012				December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$62,295	$—	$—	$—	$218,665	$—	$—	$—
Other (including restricted)	785,122	506	(707)	(201)	651,591	253	(2,715)	(2,462)
Equity securities - strategic	120,187	87,733	—	87,733	216,090	182,214	—	182,214
Total marketable investment securities	$967,604	$88,239	$(707)	$87,532	$1,086,346	$182,467	$(2,715)	$179,752

As of June 30, 2012, restricted and non-restricted marketable investment securities included debt securities of $737 million with contractual maturities of one year or less and $110 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position.  We do not intend to sell these debt securities before they recover, and it is more likely than not that we will hold these debt securities until they recover or mature.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these debt securities are primarily related to temporary market fluctuations.

	As of
	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$397,305	$(667)	$507,925	$(2,709)
12 months or more	13,993	(40)	3,931	(6)
Total	$411,298	$(707)	$511,856	$(2,715)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities were measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2012 and December 31, 2011, we did not have investments that were classified as Level 3 of the fair value hierarchy.

	As of
	June 30, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$544,500	$16,027	$528,473	$543,243	$16,197	$527,046
Debt securities:
VRDNs	$62,295	$—	$62,295	$218,665	$—	$218,665
Other (including restricted)	785,122	—	785,122	651,591	—	651,591
Equity securities - strategic	120,187	120,187	—	216,090	216,090	—
Total marketable investment securities	$967,604	$120,187	$847,417	$1,086,346	$216,090	$870,256

As of June 30, 2012, we did not have investments that were accounted for using fair value method. During the six months ended June 30, 2011, we held investments that were accounted for using the fair value method, which reported realized and unrealized gains and losses in “Unrealized/realized gains (losses) on investments accounted for at fair value, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Certain unrealized gains and losses on investments accounted for using the fair value method were based on fair value measurements categorized within Level 3 of the fair value hierarchy. Changes in such investments for the six months ended June 30, 2011 were as follows:

Amount
(In thousands)
Balance as of December 31, 2010	$608,955
Net unrealized gains included in earnings	3,507
Purchases	37,589
Issuances	24,807
Balance as of June 30, 2011	$674,858

Investment in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50 million in aggregate principal amount of TerreStar’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar’s Chapter 11 plan of reorganization (the “TerreStar Plan”) on February 15, 2012.

Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  In satisfaction of our claims against TerreStar under the Exchangeable Notes, we have a right to receive a distribution, along with other general unsecured creditors, in accordance with the terms of the TerreStar Plan.  The amount of any distribution we ultimately receive will vary depending upon and will be impacted by, among other things, the outcome of any claim objections, and will be substantially less than the amount we paid for the Exchangeable Notes.  Any proceeds received on this investment will be recognized in “Unrealized/realized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and will directly impact our profitability.  As of June 30, 2012, we had no investment in TerreStar.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 6.       Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Finished goods	$52,996	$49,038
Raw materials	13,077	11,212
Work-in-process	10,581	8,457
Total inventory	$76,654	$68,707

Note 7.       Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Satellites	$37,059	$24,592	$74,119	$47,717
Furniture, fixtures, equipment and other	49,958	31,767	100,530	57,144
Intangible assets and other	24,382	12,855	47,645	19,724
Buildings and improvements	3,205	1,845	6,400	3,488
Total depreciation and amortization	$114,604	$71,059	$228,694	$128,073

The increase in our depreciation and amortization expense from the three and six months ended June 30, 2011 compared to the same periods in 2012 was primarily related to the Hughes Acquisition.

Depreciation and amortization expense is reported separately from cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAY 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011.  Five of these satellites are leased.  Four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements, and the one satellite we lease from DISH Network is accounted for as an operating lease.  See Note 14 for further discussion of our satellite leases with DISH Network.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

In addition, we also own EchoStar XVI, which is currently under construction and is expected to be launched in the second half of 2012, and EchoStar XVII, which was successfully launched in July 2012.  EchoStar XVII is our next-generation, geostationary high throughput satellite that will employ a multi-spot beam, “bent pipe” Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII as discussed below, and therefore, we bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVI and to maintain in-orbit insurance for EchoStar XVI, EchoStar XVII and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III, which is currently an in-orbit spare, was designed to meet a minimum 12-year useful life.  During the first quarter of 2012, EchoStar III experienced a solar array anomaly which did not impact commercial operation of the satellite; however, there can be no assurance that future anomalies will not impact its commercial operation.  EchoStar III was fully depreciated in 2009.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During the first quarter of 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  During the second quarter of 2012, EchoStar VI lost an additional solar array string reducing the total power available for use by the spacecraft.  The recent losses of TWTAs and the solar array string did not reduce the estimated useful life of the satellite and did not impact the current commercial operation of the satellite; however, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI will be fully depreciated in August 2012.

Leased Satellites

EchoStar I.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact the commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.

AMC-16.  In February 2012 and April 2012, AMC-16 experienced two solar-power anomalies, causing a partial power loss that reduced its capacity.  Pursuant to the governing satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  In connection with the February 2012 anomaly, effective in May 2012, our monthly recurring payment was reduced and as a result, our capital lease obligation was lowered by $5 million and a corresponding gain of $5 million was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012.  In connection with the April 2012 anomaly, we expect to finalize agreement on the operational impact of the anomaly in the third quarter of 2012, at which point, we expect to reduce our capital lease obligation and recognize a corresponding gain of approximately $8 million. There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Note 8.       Goodwill, Orbital Rights and Other Intangible Assets

Goodwill

In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase deferred tax assets with a corresponding adjustment to goodwill in 2012 as summarized in the table below:

Goodwill
(In thousands)
Balance as of December 31, 2011	$533,018
Adjustment	(12,024)
Balance as of June 30, 2012	$520,994

Goodwill as of June 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment (see Note 13 for further discussion on segment reporting).  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment is not impaired and it is not necessary to perform step two of the two-step goodwill impairment test.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Orbital Rights

Orbital rights consisted of the following:

	As of
	June 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
	(In thousands)
FCC authorizations	$469,810	$—	$469,810	$—
Brazil authorization	71,835	(399)	—	—
Total	$541,645	$(399)	$469,810	$—

The FCC authorizations have indefinite useful lives due to their non-depleting nature.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization is amortized on a straight-line basis over the license term of 15 years.  See Note 12 for further discussion on the acquisition of the Brazil authorization.

Other Intangible Assets

Other intangible assets, which are subject to amortization, consisted of the following:

	As of
	June 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
	(In thousands)
Customer relationships	$295,327	$(96,431)	$295,327	$(77,560)
Contract-based	255,366	(162,705)	255,366	(145,406)
Technology-based	153,185	(58,886)	153,185	(49,307)
Trademark portfolio	32,191	(2,356)	32,191	(1,364)
Favorable leases	4,707	(1,275)	4,707	(687)
Total	$740,776	$(321,653)	$740,776	$(274,324)

These intangible assets are amortized on a straight-line basis over periods primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization expense was $24 million and $13 million for the three months ended June 30, 2012 and 2011, respectively, and was $47 million and $20 million for the six months ended June 30, 2012 and 2011, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Future Amortization

Estimated future amortization of our intangible assets, including the Brazil authorization, as of June 30, 2012 is as follows:

Amount
(In thousands)
For the Years Ending December 31,
2012 (remaining six months)	$49,724
2013	79,487
2014	88,168
2015	73,445
2016	52,348
Thereafter	147,387
Total	$490,559

Note 9.       Debt

Fair Value

The following table summarizes the carrying and fair values of our debt:

	As of
	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,171,500	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	977,625	900,000	936,000
Mortgages and other notes payable	6,310	6,310	6,644	6,644
Subtotal	2,006,310	$2,155,435	2,006,644	$2,081,144
Capital lease obligations (1)	517,623		527,618
Total debt and capital lease obligations	$2,523,933		$2,534,262

(1) Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 10.     Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of June 30, 2012, we had outstanding stock options to acquire 8.6 million shares of our Class A common stock and 0.1 million restricted stock units under the stock incentive plans.  Stock options granted prior to and on June 30, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of June 30, 2012, we had 4.7 million shares of our Class A common stock available for future grant under our stock incentive plans.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Similarly, holders of DISH Network restricted stock units retained their DISH Network restricted stock units and received one EchoStar restricted stock unit for every five DISH Network restricted stock units that they held.  Consequently, the fair value of the DISH Network stock award and the new EchoStar stock award immediately following the Spin-off was equivalent to the fair value of such stock award immediately prior to the Spin-off.

The following stock awards were outstanding:

	As of June 30, 2012
	EchoStar Awards		DISH Network Awards
	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	7,818,213	77,730	2,555,901	94,999
Held by DISH Network employees	762,003	46,020	—	—
Total	8,580,216	123,750	2,555,901	94,999

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our employees or DISH Network’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network.  Accordingly, stock-based compensation that we expense with respect to DISH Network stock awards is included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

Stock Award Activity

Our stock option activity was as follows:

	For the Six Months
	Ended June 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,778,413	$27.22
Granted	301,000	$26.51
Exercised	(250,397)	$20.26
Forfeited and cancelled	(248,800)	$24.19
Total options outstanding, end of period	8,580,216	$27.48
Performance-based options outstanding, end of period (1)	635,700	$25.28
Exercisable at end of period	3,871,862	$26.48

(1)          These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$585	$2,706	$1,821	$4,876

Based on the closing market price of our Class A common stock on June 30, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of June 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$23,877	$10,748

Our restricted stock unit activity was as follows:

	For the Six Months
	Ended June 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	144,226	$29.22
Vested	(12,210)	$36.43
Forfeited and cancelled	(8,266)	$25.89
Total restricted stock units outstanding, end of period	123,750	$28.73
Restricted Performance Units outstanding, end of period (1)	66,010	$26.70

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  While it was determined that achievement of the goal was not probable as of June 30, 2012, this assessment could change in the future.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable as of June 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$16,292	$16,140
EchoStar awards held by EchoStar employees	3,008	2,977
Total	$19,300	$19,117

(1)          Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

Of the 8.6 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to the 2005 LTIP:

	As of June 30, 2012
	Number of Awards	Weighted- Average Exercise Price
Stock options	635,700	$25.28
Restricted Performance Units	66,010
Total	701,710

Stock-Based Compensation

During December 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of 2.6 million DISH Network stock options held by 194 of our employees was reduced by $2.00 per share (“DISH Network’s 2012 Stock Option Adjustment”).  During the first quarter of 2012, we incurred $3 million of additional non-cash, stock-based compensation expense in connection with DISH Network’s 2012 Stock Option Adjustment.  This amount is included in the table below.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was allocated to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development expenses	$509	$609	$1,570	$1,212
Selling, general and administrative expenses	3,187	2,952	9,044	5,330
Total non-cash, stock-based compensation	$3,696	$3,561	$10,614	$6,542

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

As of June 30, 2012, total unrecognized compensation cost related to our non-performance based unvested stock awards was $40 million, including compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 2.1% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the six months ended June 30, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Six Months
	Ended June 30,
Stock Options	2012	2011
Risk-free interest rate	0.91% - 1.33%	1.76% - 2.57%
Volatility factor	40.36% - 41.06%	34.68% - 38.68%
Expected term of options in years	6.0	5.1 - 6.0
Weighted-average fair value of options granted	$10.60 - $11.37	$13.36 - $14.42

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

Note 11.     Hughes Acquisition

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

A summary of the purchase price and opening balance sheet for the Hughes Acquisition at the June 8, 2011 acquisition date is presented in the following table.  The opening balance sheet presented below reflects our final purchase price allocation.

Amount
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Other intangible assets	420,907
Goodwill (non-deductible)	504,173
Orbital rights	400,000
Other noncurrent assets	61,463
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Noncontrolling interests	(9,679)
Total purchase price	$2,174,613

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2011 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Three	For the Six
	Months Ended	Months Ended
Supplemental pro forma financial information (Unaudited)	June 30, 2011	June 30, 2011
	(In thousands, except per share amounts)
Total revenue	$786,731	$1,529,840
Net income (loss) attributable to EchoStar	$19,335	$13,089
Basic net income (loss) per share attributable to EchoStar	$0.22	$0.15
Diluted net income (loss) per share attributable to EchoStar	$0.22	$0.15

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 12.     Commitments and Contingencies

Commitments

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $72 million based on an exchange rate of $1 to 2.0213 Brazilian Reais as of June 30, 2012.  In May 2012, we received the orbital slot and we plan to use it to expand our video capabilities in South America.  As of June 30, 2012, we had a remaining obligation of approximately $65 million due to ANATEL in August 2012 to satisfy the purchase price, which was recorded in “Acquisition of orbital right” on our Condensed Consolidated Balance Sheet.  In May 2012, we entered into a

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

foreign currency forward contract with a notional amount of approximately $65 million to mitigate our exposure to foreign currency risk.  Pursuant to our obligations under the license for the orbital slot, we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of June 30, 2012, the remaining obligation related to EchoStar XVI was approximately $61 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

EchoStar XVII.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII, which was launched successfully in July 2012.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.  In addition, Xplornet Communications Inc. (formerly known as Barrett Xplore Inc.) will lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII.  As of June 30, 2012, the remaining obligation related to EchoStar XVII was approximately $63 million, which includes remaining milestone payments and in-orbit incentives.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third-party service provider, who has assumed indemnification obligations for the case.  On May 31, 2012, E-Contact filed a first amended complaint.  The amended complaint removed the original complaint’s requests for a finding of willfulness and entry of an injunction.

We, along with the third-party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No.  6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.

We cannot predict with certainty whether Northpoint will seek further appeal or the outcome of any appeal or extent of any potential liability or damages if they are successful on appeal. If they do appeal, we intend to vigorously defend this case.  In the event that an appeal were successful and a court ultimately determined that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “’725 patent”), which is entitled “List Building System.” The ’725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features of our products. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device.”  ITOM alleged infringement through use of various third-party chipsets in unspecified products and/or systems.  A joint motion to dismiss Hughes Network Systems, LLC was granted on July 13, 2012.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.” Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Note 13.     Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not provided to our chief operating decision-maker on a regular basis.  Under this definition, we operate three primary business segments.

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

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

The “All Other and Eliminations” category consists of revenue and net income (loss) attributable to EchoStar from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 (collectively, the “Notes”), net of capitalized interest.  Transactions between segments were not significant.

The following table reports our operating segment results and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

		EchoStar		All
	EchoStar	Satellite		Other and	Consolidated
	Technologies	Services	Hughes	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2012
Total revenue	$445,716	$71,438	$282,825	$6,025	$806,004
EBITDA (1)	$38,950	$53,472	$70,224	$21,159	$183,805
Interest income	—	—	150	3,138	3,288
Interest expense, net of amounts capitalized	(17)	(13,240)	(127)	(23,413)	(36,797)
Income tax benefit (provision), net	(8,708)	(2,707)	(5,484)	16,889	(10)
Depreciation and amortization	(18,918)	(31,439)	(55,659)	(8,588)	(114,604)
Net income (loss) attributable to EchoStar	$11,307	$6,086	$9,104	$9,185	$35,682

For the Three Months Ended June 30, 2011
Total revenue	$426,985	$69,594	$81,923	$5,731	$584,233
EBITDA (1)	$44,756	$60,226	$20,233	$(15,449)	$109,766
Interest income	—	68	—	2,067	2,135
Interest expense, net of amounts capitalized	(2)	(9,823)	(2)	(2,955)	(12,782)
Income tax benefit (provision), net	(7,498)	(10,160)	(1,611)	9,691	(9,578)
Depreciation and amortization	(24,785)	(23,427)	(16,033)	(6,814)	(71,059)
Net income (loss) attributable to EchoStar	$12,471	$16,884	$2,587	$(13,460)	$18,482

For the Six Months Ended June 30, 2012
Total revenue	$854,295	$145,021	$557,043	$14,425	$1,570,784
EBITDA (1)	$63,437	$105,672	$139,426	$151,385	$459,920
Interest income	—	22	223	5,922	6,167
Interest expense, net	(37)	(27,034)	(215)	(48,132)	(75,418)
Income tax benefit (provision), net	(8,985)	(5,359)	(10,702)	25,341	295
Depreciation and amortization	(38,421)	(62,878)	(111,247)	(16,148)	(228,694)
Net income (loss) attributable to EchoStar	$15,994	$10,423	$17,485	$118,368	$162,270

For the Six Months Ended June 30, 2011
Total revenue	$832,368	$138,365	$81,923	$11,403	$1,064,059
EBITDA (1)	$69,020	$104,471	$20,233	$(5,131)	$188,593
Interest income	—	68	—	4,744	4,812
Interest expense, net	(5)	(18,345)	(2)	6,032	(12,320)
Income tax benefit (provision), net	(6,164)	(14,800)	(1,611)	5,209	(17,366)
Depreciation and amortization	(51,436)	(47,052)	(16,033)	(13,552)	(128,073)
Net income (loss) attributable to EchoStar	$11,415	$24,342	$2,587	$(2,698)	$35,646

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  North American revenue includes transactions with North American customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.  The following table summarizes total long-lived assets, which includes property and equipment; goodwill; orbital rights and other intangible assets, and revenue attributed to the North American and other foreign locations.

	As of
	June 30,	December 31,
Long-lived assets:	2012	2011
	(In thousands)
North America	$3,918,335	$3,888,286
All other	102,832	34,540
Total	$4,021,167	$3,922,826

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue:	2012	2011	2012	2011
	(In thousands)
North America	$724,933	$550,784	$1,413,514	$1,017,092
All other	81,071	33,449	157,270	46,967
Total	$806,004	$584,233	$1,570,784	$1,064,059

Transactions with Major Customers.  During the three and six months ended June 30, 2012 and 2011, our revenue included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue:
DISH Network:
EchoStar Technologies Segment	$319,283	$341,302	$619,481	$677,334
EchoStar Satellite Services Segment	53,877	52,982	107,510	106,923
Hughes Segment	3,783	—	4,313	—
All Other and Eliminations	8,386	4,563	18,048	7,923
Total DISH Network	385,329	398,847	749,352	792,180
Bell TV (EchoStar Technologies Segment)	89,002	48,581	155,180	89,983
All other	331,673	136,805	666,252	181,896
Total revenue	$806,004	$584,233	$1,570,784	$1,064,059

Percentage of total revenue:
DISH Network	47.8%	68.3%	47.7%	74.4%
Bell TV	11.0%	8.3%	9.9%	8.5%
All other	41.2%	23.4%	42.4%	17.1%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 14.     Related Party Transactions

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Satellite Capacity Agreements.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the leases provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

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

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched in the second half of 2012.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite.  In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network had the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to us.  In November 2011, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2012.

DISH Remote Access Services Agreement.  Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network receives, among other things, certain remote DVR management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

SlingService Services Agreement.  Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network receives certain place-shifting services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

Move Networks Services Agreement.  In the fourth quarter of 2011, we granted DISH Network the right to use Move Network’s software and video publishing systems, which facilitate the streaming, downloading and distribution of audio and video content to set-top boxes via the Internet.  The fees for the services provided under this agreement are based upon a fixed fee which varies based upon the number of set-top boxes in a given month that access Move Network’s software.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 180 days notice to us.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes pursuant to which Blockbuster may continue to purchase broadband products and services from Hughes.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, Hughes Communications and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes Communications provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement shall continue until the earlier of:  (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to Hughes Communications.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  The amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $4 million and $6 million for the three months ended June 30, 2012 and 2011, respectively, and $8 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails;

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2011, we and DISH Network extended this agreement until December 31, 2012.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  We purchased $0.2 million and $0.8 million of remanufactured receivers and related components for the three and six months ended June 30, 2012, respectively.

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes.  However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended because of:  (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar under the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Purchases from NagraStar	$2,396	$4,477	$5,338	$6,272

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Amounts payable to NagraStar	$2,132	$2,965
Commitments to purchase from NagraStar	$4,669	$2,731

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes our transactions with Dish Mexico that are not related to the original contribution commitment associated with our investment.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Digital set-top boxes and related accessories	$12,466	$17,198	$26,762	$26,545
Sales of satellite services	$2,130	$2,130	$4,260	$4,260
Uplink services	$2,250	$1,803	$4,602	$3,508
Engineering services	$78	$—	$640	$—

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Amounts receivable from Dish Mexico	$4,451	$8,594

Joint Venture in Taiwan

During December 2009, we entered into a joint venture to provide a DTH satellite service in Taiwan and certain other targeted regions in Asia.  Pursuant to our joint venture arrangements, we sold hardware such as digital set-top boxes and provided certain technical support services to the joint venture.  We provided $18 million of cash to the joint venture and an $18 million line of credit that the joint venture that could only be used to purchase set-top boxes from us.  During 2010, we recorded a $14 million charge to fully impair this investment.  In December 2011, we entered into an agreement to sell all of our equity in the joint venture, other than an approximately 5% interest, to a third party for nominal consideration (the “JV Sale Transaction”).  During the second quarter of 2012, we completed the JV Sale Transaction and terminated our line of credit and hardware supply agreement.  Following the JV Sale Transaction, we continue to provide certain technical support services to the joint venture.

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

EXECUTIVE SUMMARY

EchoStar Corporation is a holding company, whose subsidiaries operate three primary business segments:  the EchoStar Technologies segment, the EchoStar Satellite Services segment and the Hughes segment.

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

Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be affected as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors.  Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including Internet delivery of video content, to market to keep pace with our competitors.  If we do not otherwise compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects would be diminished.

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

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses ten of our owned and leased in-orbit satellites and related Federal Communications Commission licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of June 30, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.156 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of approximately $621 million at each of these dates.

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

In addition, because the number of potential new customers for our EchoStar Satellite Services segment is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us. Many of these prospective customers may view us as a competitor given the common ownership we continue to share with DISH Network.

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

Hughes Segment

On June 8, 2011, we completed the Hughes Acquisition, pursuant to the Hughes Agreement by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video products and solutions.  For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2009, Hughes Communications entered into a contract for construction of EchoStar XVII, our next-generation, geostationary high throughput satellite.  EchoStar XVII, which was successfully launched in July 2012, will employ a multi-spot beam, “bent pipe” Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.

As of June 30, 2012 and December 31, 2011, we had approximately 624,000 customers and 626,000 customers, respectively, subscribed to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of June 30, 2012 and December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $0.975 billion and $1.036 billion, respectively.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and deployment of our EchoStar XVII satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  In addition, prior to the commencement of service on EchoStar XVII, ViaSat Communications may be in a better position to offer faster connection speeds more economically than us, which could adversely impact our ability to add new subscribers and our consumer revenues. An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

Goodwill. Goodwill as of June 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment is not impaired and it is not necessary to perform step-two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business forecasts and market-based assumptions during that period, the estimated fair values and carrying amounts of our reporting units (which reflect fair value measurements on the acquisition date) had not changed significantly from the acquisition date.  Consequently, the estimated fair values of our reporting units did not exceed their corresponding carrying amounts by a substantial amount.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss.

International DTH Platform

During 2008, we entered into a joint venture with Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast and engineering services, satellite capacity, and hardware such as digital set-top boxes and related equipment to Dish Mexico.  We recognized $12 million and $17 million during the three months ended June 30, 2012 and 2011, respectively, and $27 million during each of the six months ended June 30, 2012 and 2011 of equipment revenue from the sale of digital set-top boxes and related components.  We recognized $4 million during each of the three months ended June 30, 2012 and 2011 and $10 million and $8 million during the six months ended June 30, 2012 and 2011, respectively, of services and other revenue.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and on a global basis, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

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

Equipment revenue — other.  “Equipment revenue — other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products.  “Equipment revenue - other” also includes sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Services and other revenue — other.  “Services and other revenue — other” primarily includes the sale of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue — other” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

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

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services.

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

Research and development expenses.  “Research and development expenses” consists primarily of costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

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

Realized gains (losses) on marketable investment securities and other investments.  “Realized gains (losses) on marketable investment securities and other investments” consists primarily of gains and losses realized on the sale or exchange of investments and “other-than-temporary” impairments of marketable and other investment securities.

Unrealized/realized gains (losses) on investments accounted for at fair value, net.  “Unrealized/realized gains (losses) on investments accounted for at fair value, net” consists of unrealized gains and losses from changes in fair value of marketable and other strategic investments accounted for at fair value.

Other, net.  The primary components of “Other, net” are transaction costs related to acquisitions and equity in earnings and losses of our affiliates as well as dividends received from our marketable investment securities.

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

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our condensed consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our results of operations for the three and six months ended June 30, 2011 only included operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.  Therefore, our results of operations for the three and six months ended June 30, 2012 are not comparable to our results of operations for the same periods in 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$254,350	$270,629	$(16,279)	(6.0)
Equipment revenue - other	185,986	107,670	78,316	72.7
Services and other revenue - DISH Network	130,979	128,218	2,761	2.2
Services and other revenue - other	234,689	77,716	156,973	*
Total revenue	806,004	584,233	221,771	38.0

Costs and Expenses:
Cost of sales - equipment	367,027	317,294	49,733	15.7
% of Total equipment revenue	83.4%	83.9%
Cost of sales - services and other	170,032	92,795	77,237	83.2
% of Total services and other revenue	46.5%	45.1%
Selling, general and administrative expenses (including DISH Network)	92,790	46,182	46,608	*
% of Total revenue	11.5%	7.9%
Research and development expenses	15,618	11,082	4,536	40.9
% of Total revenue	1.9%	1.9%
Depreciation and amortization	114,604	71,059	43,545	61.3
Total costs and expenses	760,071	538,412	221,659	41.2
Operating income (loss)	45,933	45,821	112	0.2

Other Income (Expense):
Interest income	3,288	2,135	1,153	54.0
Interest expense, net of amounts capitalized	(36,797)	(12,782)	(24,015)	*
Realized gains (losses) on marketable investment securities and other investments	232	9,041	(8,809)	(97.4)
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	4,494	(4,494)	(100.0)
Hughes Acquisition costs	(7)	(34,500)	34,493	(100.0)
Other, net	22,811	13,943	8,868	63.6
Total other income (expense)	(10,473)	(17,669)	7,196	(40.7)
Income (loss) before income taxes	35,460	28,152	7,308	26.0
Income tax (provision) benefit, net	(10)	(9,578)	9,568	(99.9)
Effective tax rate	0.0%	34.0%
Net income (loss)	35,450	18,574	16,876	90.9
Less: Net income (loss) attributable to noncontrolling interests	(232)	92	(324)	*
Net income (loss) attributable to EchoStar	$35,682	$18,482	$17,200	93.1

Other Data:
EBITDA	$183,805	$109,766	$74,039	67.5

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $254 million during the three months ended June 30, 2012, a decrease of $16 million or 6.0% compared to the same period in 2011.  The decrease was primarily due to lower revenue earned from the sales of set-top box accessories as a result of a reduction in pricing.  The decrease in “Equipment revenue — DISH Network” was also attributable to a decline in pricing of set top-boxes, which was partially offset by an increase in the number of units sold.  The decline in set top-box pricing was driven by a change in product mix and continued manufacturing efficiencies, which reduced our set-top box costs.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up, or at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.  See Note 14—“Related Party Transactions” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Equipment revenue — other.  “Equipment revenue — other” totaled $186 million during the three months ended June 30, 2012, an increase of $78 million or 72.7% compared to the same period in 2011.  The increase was primarily related to higher equipment revenue of $38 million generated by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.  In addition, higher sales to Bell TV as a result of an increase in the number of units sold and higher average revenue per unit also contributed to this increase.

Services and other revenue - other.  “Services and other revenue — other” totaled $235 million during the three months ended June 30, 2012, an increase of $157 million compared to the same period in 2011.  The increase was primarily related to higher services revenue of $157 million generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $367 million during the three months ended June 30, 2012, an increase of $50 million or 15.7% compared to the same period in 2011.  The increase in “Cost of sales — equipment” corresponded to higher equipment revenue generated from our Hughes segment and sales to Bell TV.  The increase was partially offset by lower cost of sales resulting from a $14 million decrease in sales of digital set-top boxes and related components to DISH Network.  “Cost of sales — equipment” represented 83.4% and 83.9% of total equipment revenue during the three months ended June 30, 2012 and 2011, respectively.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $170 million during the three months ended June 30, 2012, an increase of $77 million or 83.2% compared to the same period in 2011.  The increase in “Cost of sales — services and other” corresponded to higher “Services and other revenue — other” generated from our Hughes segment.  “Cost of sales — services and other” represented 46.5% and 45.1% of total services and other revenue during the three months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $93 million during the three months ended June 30, 2012, an increase of $47 million compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $35 million incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 11.5% and 7.9% of total revenue during the three months ended June 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $115 million during the three months ended June 30, 2012, an increase of $44 million or 61.3% compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $40 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $37 million during the three months ended June 30, 2012, an increase of $24 million compared to the same period in 2011, primarily related to interest expense on the Notes issued in June 2011.

Realized Gains (losses) on marketable investment securities and other investments.  “Realized gains (losses) on marketable investment securities and other investments” totaled $0.2 million during the three months ended June 30, 2012, a decrease of $9 million compared to the same period in 2011.  The decrease was primarily due to lower gains recognized on sales of our marketable investment securities and other investments.

Other, net.  “Other, net” totaled $23 million during the six months ended June 30, 2012, an increase of $9 million compared to the same period in 2011.  The increase primarily related to a non-recurring dividend of $18 million received from one of our strategic investments. The increase was partially offset by reductions in our equity in earnings from our unconsolidated affiliates as well as other miscellaneous income.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $184 million during the three months ended June 30, 2012, an increase of $74 million compared to the same period in 2011.  The increase was primarily due to higher equipment and services revenue recognized during the current quarter, partially offset by the corresponding increase in costs of revenue and higher “Selling, general and administrative expenses” incurred during the current quarter.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$183,805	$109,766	$74,039	67.5
Interest income (expense), net	(33,509)	(10,647)	(22,862)	*
Income tax (provision) benefit, net	(10)	(9,578)	9,568	(99.9)
Depreciation and amortization	(114,604)	(71,059)	(43,545)	61.3
Net income (loss) attributable to EchoStar	$35,682	$18,482	$17,200	93.1

*  Percentage is not meaningful.

Income tax (provision) benefit, net.  Our effective income tax rate was 0.0% for the three months ended June 30, 2012 versus 34.0% for the same period in 2011.  The decrease in our effective tax rate was primarily related to the release of valuation allowances associated with our capital investments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$491,715	$542,755	$(51,040)	(9.4)
Equipment revenue - other	343,333	173,579	169,754	97.8
Services and other revenue - DISH Network	257,637	249,425	8,212	3.3
Services and other revenue - other	478,099	98,300	379,799	*
Total revenue	1,570,784	1,064,059	506,725	47.6

Costs and Expenses:
Cost of sales - equipment	704,193	610,678	93,515	15.3
% of Total equipment revenue	84.3%	85.3%
Cost of sales - services and other	337,862	154,255	183,607	*
% of Total services and other revenue	45.9%	44.4%
Selling, general and administrative expenses (including DISH Network)	191,724	94,443	97,281	*
% of Total revenue	12.2%	8.9%
Research and development expenses	32,968	19,941	13,027	65.3
% of Total revenue	2.1%	1.9%
Depreciation and amortization	228,694	128,073	100,621	78.6
Total costs and expenses	1,495,441	1,007,390	488,051	48.4
Operating income (loss)	75,343	56,669	18,674	33.0

Other Income (Expense):
Interest income	6,167	4,812	1,355	28.2
Interest expense, net of amounts capitalized	(75,418)	(12,320)	(63,098)	*
Realized gains (losses) on marketable investment securities and other investments	128,227	9,706	118,521	*
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	7,798	(7,798)	(100.0)
Hughes Acquisition costs	(7)	(34,500)	34,493	(100.0)
Other, net	27,344	20,934	6,410	30.6
Total other income (expense)	86,313	(3,570)	89,883	*
Income (loss) before income taxes	161,656	53,099	108,557	*
Income tax (provision) benefit, net	295	(17,366)	17,661	*
Effective tax rate	(0.2)%	32.7%
Net income (loss)	161,951	35,733	126,218	*
Less: Net income (loss) attributable to noncontrolling interests	(319)	87	(406)	*
Net income (loss) attributable to EchoStar	$162,270	$35,646	$126,624	*

Other Data:
EBITDA	$459,920	$188,593	$271,327	*

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $492 million during the six months ended June 30, 2012, a decrease of $51 million or 9.4% compared to the same period in 2011.  The decrease was partly due to lower revenue earned from the sales of set-top box accessories as a result of a reduction in pricing.  The decrease in “Equipment revenue — DISH Network” was also attributable to a decline in set top-boxes pricing, which was partially offset by an increase in the number of units sold. The decline in set-top box pricing was driven by a change in product mix and continued manufacturing efficiencies, which reduced our set-top box costs and corresponding billings to DISH Network.

Equipment revenue — other.  “Equipment revenue — other” totaled $343 million during the six months ended June 30, 2012, an increase of $170 million or 97.8% compared to the same period in 2011.  The increase was primarily related to higher equipment revenue of $92 million generated by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.  In addition, higher sales to Bell TV as a result of an increase in the number of units sold and higher average revenue per unit also contributed to the increase.

Services and other revenue — other.  “Services and other revenue — other” totaled $478 million during the six months ended June 30, 2012, an increase of $380 million compared to the same period in 2011.  The increase was primarily related to higher services revenue of $378 million generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales - equipment” totaled $704 million during the six months ended June 30, 2012, an increase of $93 million or 15.3% compared to the same period in 2011.  The increase in “Cost of sales — equipment” corresponded to higher equipment revenue generated from our Hughes segment and sales to Bell TV.  The increase was partially offset by lower cost of sales resulting from a $45 million decrease in sales of digital set-top boxes and related components to DISH Network.  “Cost of sales — equipment” represented 84.3% and 85.3% of total equipment revenue for the six months ended June 30, 2012 and 2011, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which had lower margins as discussed in “Equipment revenue — DISH Network.”

Cost of sales — services and other.  “Cost of sales — services and other” totaled $338 million during the six months ended June 30, 2012, an increase of $184 million compared to the same period in 2011.  The increase in “Cost of sales — services and other” corresponded to higher “Services and other revenue — other” generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  “Cost of sales — services and other” represented 45.9% and 44.4% of total services and other revenue for the six months ended June 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $192 million during the six months ended June 30, 2012, an increase of $97 million compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $86 million incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 12.2% and 8.9% of total revenue for the six months ended June 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment as well as a decrease in equipment revenue from DISH Network.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $229 million during the six months ended June 30, 2012, an increase of $101 million compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $95 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $75 million during the six months ended June 30, 2012, an increase of $63 million compared to the same period in 2011, primarily related to interest expense on the Notes.

Realized gains (losses) on marketable investment securities and other investments.  “Realized gains (losses) on marketable investment securities and other investments” totaled $128 million during the six months ended June 30, 2012, an increase of $119 million compared to the same period in 2011.  The increase primarily related to a gain recognized on the sale of marketable investment securities during 2012.

Other, net.  “Other, net” totaled $27 million during the six months ended June 30, 2012, an increase of $6 million compared to the same period in 2011.  The increase primarily related to a non-recurring dividend of $18 million received from one of our strategic investments. The increase was partially offset by reductions in our equity in earnings from our unconsolidated affiliates as well as other miscellaneous income.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $460 million during the six months ended June 30, 2012, an increase of $271 million compared to the same period in 2011.  The increase was primarily due to higher equipment and services revenue recognized during the current quarter as well as a gain of $119 million related to the sales of marketable investment securities.  This increase was partially offset by corresponding increase in costs of revenue and higher “Selling, general and administrative expenses” incurred in 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$459,920	$188,593	$271,327	*
Interest income (expense), net	(69,251)	(7,508)	(61,743)	*
Income tax (provision) benefit, net	295	(17,366)	17,661	*
Depreciation and amortization	(228,694)	(128,073)	(100,621)	78.6
Net income (loss) attributable to EchoStar	$162,270	$35,646	$126,624	*

*  Percentage is not meaningful.

Income tax (provision) benefit, net.  Our effective income tax rate was (0.2%) for the six months ended June 30, 2012 versus 32.7% for the same period in 2011.  The decrease in our effective tax rate was primarily related to the release of valuation allowances associated with our capital investments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2012, our cash, cash equivalents and current marketable investment securities totaled $1.594 billion compared to $1.696 billion as of December 31, 2011, a decrease of $102 million.  The decrease in cash, cash equivalents and current marketable investment securities was mainly the result of capital expenditures of $278 million, primarily for EchoStar XVI and EchoStar XVII, which was partially offset by cash generated from operations of $185 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.  As of June 30, 2012 and December 31, 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $62 million and $219 million, respectively.

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2012.

Cash flows from operating activities

We typically reinvest the cash flows from operating activities in our business.  For the six months ended June 30, 2012, we reported “Net cash flows from operating activities” of $185 million.  This amount is primarily comprised of $162 million of net income and $229 million of non-cash charges for “Depreciation and amortization” expense, partially offset by “Realized gains (losses) on marketable investment securities and other investments” of $128 million.  The increase in cash flows was also partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the six months ended June 30, 2012, we reported net cash outflows from investing activities of $139 million, which was primarily related to capital expenditures of $278 million, partially offset by net sales of marketable investment securities of $157 million.

Cash flows from financing activities

Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and repurchases of our Class A common stock.  For the six months ended June 30, 2012, we reported net cash outflows from financing activities of $27 million primarily resulting from repayment of capital lease obligations of $35 million, partially offset by proceeds received from Class A stock option exercises and stock issued under the Employee Stock Purchase Plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Contractual Obligations

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $72 million based on an exchange rate of $1 to 2.0213 Brazilian Reais as of June 30, 2012.  In May 2012, we received the orbital slot and we plan to use it to expand our video capabilities in South America.  As of June 30, 2012, we had a remaining obligation of $65 million due to ANATEL in August 2012 to satisfy the purchase price, which was recorded in “Acquisition of orbital right” on our Condensed Consolidated Balance Sheet.  In May 2012, we entered into a foreign currency forward contract with a notional amount of approximately $65 million to mitigate our exposure to foreign currency risk.  Pursuant to our obligations under the license for the orbital slot, we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of June 30, 2012, the remaining obligation related to EchoStar XVI was approximately $61 million, which includes the launch contract, launch insurance and one-year of in-orbit insurance.

EchoStar XVII.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII, which was launched successfully in July 2012.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.  In addition, Xplornet Communications Inc. (formerly known as Barrett Xplore Inc.) will lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII.  As of June 30, 2012, the remaining obligation related to EchoStar XVII was approximately $63 million, which includes remaining milestone payments and in-orbit incentives.

Off-Balance Sheet Arrangements

Other than the transactions below, we have not engaged in off-balance sheet financing activities nor have we used derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2012, we had $25 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $1 million was secured by restricted cash; $1 million related to insurance bonds; and $23 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of June 30, 2012, we had a notional amount of $71 million in foreign currency forward contracts in place to partially mitigate foreign exchange risk.  Of the $71 million, $65 million related to the remaining payment obligation for the acquisition of the Brazilian orbital slot.  We evaluate our derivative financial instruments from time-to-time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In addition, as of June 30, 2012, our remaining obligations related to EchoStar XVI and EchoStar XVII totaled $124 million.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of June 30, 2012, our total indebtedness was $2.524 billion.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We also may construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2012.  As of June 30, 2012, we have not made any repurchases of outstanding shares of our Class A common stock under this plan.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $1.594 billion.  Of that amount, a total of $1.474 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.474 billion as of June 30, 2012, a hypothetical 10% change in average interest rates during 2012 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2012 of 0.9%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2012, we held current strategic and financial debt and equity investments of public companies with a fair value of $120 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $12 million in the fair value of these investments.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of June 30, 2012, we had $24 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of June 30, 2012, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of June 30, 2012, we had $141 million of noncurrent public and non-public debt and equity instruments that we hold for strategic business purposes and account for under the cost, equity and/or fair value methods of accounting.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $14 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in United States dollars.  Our international business is conducted in United States dollars and a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2012, we had an estimated $107 million of foreign currency denominated receivables and payables outstanding, and $71 million of foreign currency forward contracts in place to partially mitigate foreign currency risk, of which, $65 million related to the remaining payment obligation for the acquisition of the Brazillian orbital slot and will be settled in the third quarter of 2012.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of June 30, 2012.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7 million as of June 30, 2012.

Long-Term Debt

As of June 30, 2012, we had long-term debt of $2.006 billion, excluding capital lease obligations, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.155 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates; however the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $78 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of June 30, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes; however, as of June 30, 2012, we had $71 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  Of the $71 million, $65 million related to the remaining payment obligation for the acquisition of the Brazilian orbital slot.  We evaluate our derivative financial instruments from time-to-time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

Changes in Internal Control Over Financial Reporting

On June 8, 2011, EchoStar completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.” DirecTV was dismissed from the case on January 4, 2012. On July 12, 2012, Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC) filed the operative second amended complaint making the same claim.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third-party service provider, who has assumed indemnification obligations for the case.  On May 31, 2012, E-Contact filed a first amended complaint.  The amended complaint removed the original complaint’s requests for a finding of willfulness and entry of an injunction.

We, along with the third-party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc., our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No.  6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.

We cannot predict with certainty whether Northpoint will seek further appeal or the outcome of any appeal or extent of any potential liability or damages if they are successful on appeal. If they do appeal, we intend to vigorously defend this case.  In the event that an appeal were successful and a court ultimately determined that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  The Court has stayed all deadlines in the case (trial had been set for August 20, 2012) pending entry of a new Docket Control Order.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a complaint against us, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “’725 patent”), which is entitled “List Building System.” The ’725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features of our products. We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device.”  ITOM alleged infringement through use of various third-party chipsets in unspecified products and/or systems.  A joint motion to dismiss Hughes Network Systems, LLC was granted on July 13, 2012.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against us, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.” Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 1A.   RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for 2011.

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

DISH Network accounted for 59.9%, 82.5% and 81.3% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Bell TV accounted for 7.9%, 8.6% and 10.5% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Any reduction in sales to DISH Network or Bell TV or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business.  In addition, because a significant portion of our revenue is derived from DISH Network and Bell TV, our success also depends to a significant degree on the continued success of DISH Network and Bell TV in attracting new subscribers and in marketing programming packages and other services and features to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners and other advanced technology.  If DISH Network’s gross subscriber additions are adversely affected by the sustained economic weakness in the U.S. or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network.  This decrease could have a material adverse effect on our results of operations.  As disclosed by DISH Network in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, in May, 2012, Fox Broadcasting Company, Twentieth Century Fox Film Cop. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and its wholly owned subsidiary, DISH Network, L.L.C., in the U.S. District Court for the Central District of California, alleging that certain services provided by DISH Network, including Sling functionality infringe their copyrights and breach their carriage contracts.  While we are not a named party to this matter, an adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our Class A common stock from April 1, 2012 through June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except share data)
April 1 - April 30, 2012	—	$—	—	$500,000
May 1 - May 31, 2012	—	$—	—	$500,000
June 1 - June 30, 2012	—	$—	—	$500,000
Total	—	$—	—	$500,000

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

Item 6.           EXHIBITS

(a) Exhibits.

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101 (H)

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)          Filed herewith.

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

Date:  August 8, 2012