Form 10-Q
period 2012-09-30
EchoStar CORP
filed 2012-11-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, the registrant’s outstanding common stock consisted of 39,691,808 shares of Class A common stock and 47,687,039 shares of Class B common stock.

Disclosure Regarding Forward-Looking Statements		i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	56

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	63

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

iii

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$694,464	$614,035
Marketable investment securities	862,230	1,082,407
Trade accounts receivable, net of allowance for doubtful accounts of $15,530 and $18,484, respectively	227,136	212,960
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	264,664	229,852
Inventory	74,122	68,707
Deferred tax assets	37,992	23,492
Other current assets	106,652	76,284
Total current assets	2,267,260	2,307,737
Noncurrent Assets:
Restricted cash and marketable investment securities	26,868	24,286
Property and equipment, net of accumulated depreciation of $2,247,522 and $2,003,875, respectively	2,571,130	2,453,546
Orbital rights, net	565,727	469,810
Goodwill	514,536	533,018
Other intangible assets, net	369,562	466,452
Marketable and other investment securities	178,221	140,439
Other noncurrent assets, net	163,361	148,449
Total noncurrent assets	4,389,405	4,236,000
Total assets	$6,656,665	$6,543,737
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Trade accounts payable	$229,247	$250,366
Trade accounts payable - DISH Network	16,149	16,374
Current portion of long-term debt and capital lease obligations	65,450	64,475
Deferred revenue and other	42,684	54,090
Accrued royalties	16,201	23,590
Accrued interest	41,407	6,353
Accrued expenses and other	177,616	168,474
Total current liabilities	588,754	583,722
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,431,894	2,464,180
Deferred tax liabilities	382,055	373,391
Long-term deferred revenue and other long-term liabilities	94,667	70,818
Total noncurrent liabilities	2,908,616	2,908,389
Total liabilities	3,497,370	3,492,111
Commitments and Contingencies (Note 12)
Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 45,159,775 and 44,500,440 shares issued, and 39,627,457 and 38,968,122 shares outstanding, respectively	45	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,389,024	3,360,301
Accumulated other comprehensive income (loss)	59,960	165,771
Accumulated earnings (deficit)	(200,663)	(385,487)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity (deficit)	3,150,252	3,042,516
Noncontrolling interests	9,043	9,110
Total stockholders’ equity (deficit)	3,159,295	3,051,626
Total liabilities and stockholders’ equity (deficit)	$6,656,665	$6,543,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

 (In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue:
Equipment revenue - DISH Network	$256,935	$339,272	$748,650	$882,027
Equipment revenue - other	143,764	151,613	487,097	325,192
Services and other revenue - DISH Network	129,842	124,941	387,479	374,366
Services and other revenue - other	234,180	247,337	712,279	345,637
Total revenue	764,721	863,163	2,335,505	1,927,222

Costs and Expenses:
Cost of sales - equipment	342,230	415,784	1,046,423	1,026,462
Cost of sales - services and other	175,346	173,973	513,208	328,228
Selling, general and administrative expenses	93,871	102,790	282,357	190,505
General and administrative expenses - DISH Network	1,168	5,669	4,406	12,397
Research and development expenses	17,448	14,561	50,416	34,502
Depreciation and amortization (Notes 7 and 8)	110,778	128,120	339,472	256,193
Total costs and expenses	740,841	840,897	2,236,282	1,848,287

Operating income (loss)	23,880	22,266	99,223	78,935

Other Income (Expense):
Interest income	2,697	2,394	8,864	7,206
Interest expense, net of amounts capitalized	(33,840)	(33,061)	(109,258)	(45,381)
Realized gains (losses) on marketable investment securities and other investments	21,216	4,169	149,443	13,875
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	2,483	—	10,281
Hughes Acquisition costs	7	(730)	—	(35,230)
Other, net	7,900	(2,504)	35,244	18,430
Total other income (expense)	(2,020)	(27,249)	84,293	(30,819)

Income (loss) before income taxes	21,860	(4,983)	183,516	48,116
Income tax (provision) benefit, net	409	(13,864)	704	(31,230)
Net income (loss)	22,269	(18,847)	184,220	16,886
Less: Net income (loss) attributable to noncontrolling interests	(285)	270	(604)	357
Net income (loss) attributable to EchoStar	$22,554	$(19,117)	$184,824	$16,529

Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,279	86,507	87,031	86,100
Diluted	87,998	86,507	87,752	87,171

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.26	$(0.22)	$2.12	$0.19
Diluted net income (loss) per share attributable to EchoStar	$0.26	$(0.22)	$2.11	$0.19

Comprehensive Income (Loss):
Net income (loss)	$22,269	$(18,847)	$184,220	$16,886
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,868	(11,067)	(667)	(11,511)
Unrealized holding gains (losses) on available-for-sale securities	6,536	(67,934)	42,318	(43,474)
Recognition of previously unrealized (gains) losses on available-for-sale securities in net income (loss)	(19,088)	(4,168)	(147,093)	(6,617)
Total other comprehensive income (loss), net of tax	(9,684)	(83,169)	(105,442)	(61,602)
Comprehensive income (loss)	12,585	(102,016)	78,778	(44,716)
Less: Comprehensive income (loss) attributable to noncontrolling interests	192	270	(235)	357
Comprehensive income (loss) attributable to EchoStar	$12,393	$(102,286)	$79,013	$(45,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$184,220	$16,886
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	339,472	256,193
Equity in losses (earnings) of affiliates	(5,029)	(8,536)
Realized losses (gains) on marketable investment securities and other investments	(149,443)	(13,875)
Unrealized/realized losses (gains) on investments accounted for at fair value, net	—	(10,281)
Non-cash, stock-based compensation	14,361	11,558
Deferred tax expense (benefit)	(3,153)	17,264
Other, net	9,940	(227)
Change in noncurrent assets	(7,079)	(36)
Changes in current assets and current liabilities, net	(32,948)	(30,755)
Net cash flows from operating activities	350,341	238,191

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(698,738)	(1,578,463)
Sales and maturities of marketable investment securities	929,179	1,749,278
Purchases of property and equipment	(371,385)	(261,196)
Change in restricted cash and marketable investment securities	(2,582)	2,046
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	(2,075,613)
Acquisition of orbital rights	(82,477)	—
Purchase of strategic investments included in marketable and other investment securities	(954)	(72,774)
Proceeds from sale of strategic investments	—	567,303
Other, net	(3,215)	2,963
Net cash flows from investing activities	(230,172)	(1,666,456)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	317	2,000,000
Repayment of long-term debt and capital lease obligations	(49,654)	(43,010)
Debt issuance costs	(229)	(57,597)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	10,022	27,118
Other	(633)	1,693
Net cash flows from financing activities	(40,177)	1,928,204

Effect of exchange rates on cash and cash equivalents	437	(947)

Net increase (decrease) in cash and cash equivalents	80,429	498,992
Cash and cash equivalents, beginning of period	614,035	141,814
Cash and cash equivalents, end of period	$694,464	$640,806
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$110,131	$31,988
Capitalized interest	$39,637	$31,777
Cash received for interest	$22,551	$8,957
Cash paid for income taxes	$8,754	$3,637
Employee benefits paid in Class A common stock	$4,282	$4,046
Satellites and other assets financed under capital lease obligations	$30,263	$27,279
In-orbit incentive obligation for Echostar XVII	$24,950	$—
Reduction of capital lease obligations for AMC-16	$12,599	$6,616
Changes in capital expenditures included in accounts payable	$(30,767)	$22,605
Orbital rights obligation included in accrued liabilities	$16,000	$—

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

•                  EchoStar Satellite Services — which uses 9 of our 11 owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

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

Note 2.                      Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying (a) condensed balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and (b) unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2011 include the operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of September 30, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair value of our private debt and orbital incentive obligations is estimated at their carrying value based on current rates (Level 2).  See Note 9 for the fair value of our long-term debt.  As of September 30, 2012 and December 31, 2011, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying values of $30 million and $6 million, respectively. We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.   Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar	$22,554	$(19,117)	$184,824	$16,529

Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,279	86,507	87,031	86,100
Dilutive impact of stock awards outstanding	719	—	721	1,071
Diluted	87,998	86,507	87,752	87,171

Earnings per share - Class A and B common stock:
Basic net income (loss) per share attributable to EchoStar	$0.26	$(0.22)	$2.12	$0.19
Diluted net income (loss) per share attributable to EchoStar	$0.26	$(0.22)	$2.11	$0.19

As of September 30, 2012 and 2011, there were stock awards to purchase 5.0 million and 3.9 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of options and rights to acquire shares of our Class A common stock granted pursuant to a performance-based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which was not probable of being achieved as of September 30, 2012 and 2011.  As a result, the following awards were outstanding and were not included in the diluted EPS calculation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of September 30,
	2012	2011
	(In thousands)
Performance-based options	632	673
Restricted Performance Units	65	90
Total	697	763

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

Note 5.                      Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Marketable investment securities—current:
VRDNs	$52,895	$218,665
Strategic	103,423	216,090
Other	705,912	647,652
Total marketable investment securities—current	862,230	1,082,407
Restricted marketable investment securities (1)	6,729	3,939
Total	868,959	1,086,346

Restricted cash and cash equivalents (1)	20,139	20,347

Marketable and other investment securities—noncurrent:
Cost method	26,192	26,193
Equity method	152,029	114,246
Total marketable and other investment securities—noncurrent	178,221	140,439
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,067,319	$1,247,132

(1)          Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Condensed Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Variable rate demand notes (“VRDNs”)

VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Strategic

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility.  The value of our investment portfolio depends on the value of such shares of common stock.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2012 and December 31, 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

As of September 30, 2012, our equity method investments included a $32 million investment in DISH Digital Holding L.L.C. (“DISH Digital”), a joint venture between us and DISH Network.  The carrying amount of our investment reflects the $37 million aggregate carrying amount of certain noncash assets that we contributed to DISH Digital upon its formation on July 1, 2012 in exchange for a one-third equity interest in DISH Digital, less $5 million for our equity in the net loss of DISH Digital for the three months ended September 30, 2012.  See Note 14 for additional information about our investment in DISH Digital.

Realized Gains on Marketable Investment Securities and Other Investments

We recognized realized gains on our marketable investment securities and other investments of $21.2 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $149.4 million and $13.9 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	As of
	September 30, 2012				December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$52,895	$—	$—	$—	$218,665	$—	$—	$—
Other (including restricted)	712,641	1,048	(661)	387	651,591	253	(2,715)	(2,462)
Equity securities - strategic	103,423	74,591	—	74,591	216,090	182,214	—	182,214
Total marketable investment securities	$868,959	$75,639	$(661)	$74,978	$1,086,346	$182,467	$(2,715)	$179,752

As of September 30, 2012, restricted and non-restricted marketable investment securities included debt securities of $621 million with contractual maturities of one year or less and $145 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$192,882	$(649)	$507,925	$(2,709)
12 months or more	20,274	(12)	3,931	(6)
Total	$213,156	$(661)	$511,856	$(2,715)

Fair Value Measurements

Our current marketable investment securities were measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2012 and December 31, 2011, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$577,145	$15,147	$561,998	$543,243	$16,197	$527,046
Debt securities:
VRDNs	$52,895	$—	$52,895	$218,665	$—	$218,665
Other (including restricted)	712,641	—	712,641	651,591	—	651,591
Equity securities - strategic	103,423	103,423	—	216,090	216,090	—
Total marketable investment securities	$868,959	$103,423	$765,536	$1,086,346	$216,090	$870,256

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the nine months ended September 30, 2012, we did not have investments that were accounted for using the fair value method.  During the nine months ended September 30, 2011, we held investments that were accounted for using the fair value method, and we reported realized and unrealized gains and losses on such investments in “Unrealized/realized gains (losses) on investments accounted for at fair value, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Certain unrealized gains and losses on investments accounted for using the fair value method were based on fair value measurements categorized within Level 3 of the fair value hierarchy.  Changes in such investments for the nine months ended September 30, 2011 were as follows:

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

Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  In satisfaction of our claims against TerreStar under the Exchangeable Notes, we have a right to receive a distribution, along with other general unsecured creditors, in accordance with the terms of the TerreStar Plan.  The amount of any distribution we ultimately receive will vary depending upon and will be impacted by, among other things, the outcome of any claim objections, and will be substantially less than the amount we paid for the Exchangeable Notes.  Any proceeds received on this investment will be recognized in “Unrealized/realized gains (losses) on investments accounted for at fair value, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and will directly impact our profitability.  As of September 30, 2012, we had no investment in TerreStar.

Note 6.                      Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Finished goods	$47,899	$49,038
Raw materials	14,510	11,212
Work-in-process	11,713	8,457
Total inventory	$74,122	$68,707

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7.                     Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Satellites	$35,443	$29,455	$109,561	$77,172
Furniture, fixtures, equipment and other	48,761	49,838	149,291	106,982
Intangible assets and other	23,379	45,975	71,025	65,699
Buildings and improvements	3,195	2,852	9,595	6,340
Total depreciation and amortization	$110,778	$128,120	$339,472	$256,193

As a result of an accelerated amortization method used for certain of our intangible assets acquired in the Hughes Acquisition, higher amortization expense was recognized for the three months ended September 30, 2011 compared to the same period in 2012.  The increase in our depreciation and amortization expense for the nine months ended September 30, 2012 compared to the same period in 2011 was due to depreciation expense recognized on assets acquired in June 2011 in connection with the Hughes Acquisition.

Depreciation and amortization expense is reported separately from cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellites

As of September 30, 2012, we utilized 10 of our 11 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAY 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011, and the recently launched EchoStar XVII satellite in July 2012.  Four of these satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.  Beginning October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on the EchoStar XVII satellite.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

In addition, we also own EchoStar XVI, which is currently under construction and is expected to be launched in the fourth quarter of 2012.

EchoStar XVII Orbital Incentives Obligation

Pursuant to the terms and conditions of the construction agreement for EchoStar XVII, we are obligated to commence payment of in-orbit incentives totaling $25 million (the “Orbital incentive”) upon the completion of the in-orbit testing, which occurred in September 2012. In addition, we are required to make interest payments on the Orbital incentive, at an annual rate of 10%, of approximately $33 million. The Orbital incentive payments, including interest, are required to be paid quarterly over a 15-year period, subject to prepayment at our option; however, these payments are subject to reduction in the event of future satellite failures.  As of September 30, 2012, the Orbital incentive was capitalized in “Property and equipment, net” and included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII, and therefore, we bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVI and to maintain in-orbit insurance for EchoStar XVI, EchoStar XVII and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

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

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During the first quarter of 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  During the second quarter of 2012, EchoStar VI lost an additional solar array string reducing the total power available for use by the spacecraft.  The recent losses of TWTAs and the solar array string did not reduce the estimated useful life of the satellite and did not impact the current commercial operation of the satellite; however, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  During September 2012 and November 2012, EchoStar XII experienced additional solar array anomalies, which could further reduce the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  We currently operate EchoStar XII in spot beam mode.  If we continue to operate the satellite in the spot beam mode, as a result of this loss of electrical power, we are still able to maintain our current operational requirements.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additionally, there can be no assurance that future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII.

Leased Satellites

EchoStar I. During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly, which had no impact on the commercial operation of the satellite.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

AMC-16.  In February 2012 and April 2012, AMC-16 experienced two solar-power anomalies, causing a partial power loss that reduced its capacity.  Pursuant to the governing satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  In connection with the February 2012 anomaly, we reduced our capital lease obligation and recognized a corresponding gain of $5 million in the second quarter of 2012.  In connection with the April 2012 anomaly, we reduced our capital lease obligation and recognized a corresponding gain of approximately $8 million in the third quarter of 2012. The gains were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Long-Lived Satellite Assets

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require a test of recoverability because the projected cash flows have not been significantly affected by these anomalies.

Note 8.                     Goodwill, Orbital Rights and Other Intangible Assets

Goodwill

During the nine months ended September 30, 2012, we adjusted our goodwill as follows:

Goodwill
(In thousands)
Balance as of December 31, 2011	$533,018
Hughes acquisition adjustment	(12,025)
Contribution to DISH Digital	(6,457)
Balance as of September 30, 2012	$514,536

In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase deferred tax assets by $12 million with a corresponding adjustment to goodwill in 2012.  In July 2012, we agreed to contribute all of the equity of our wholly-owned subsidiary, EchoStar Advanced Technologies L.L.C., cash and certain other assets in exchange for a one-third ownership interest in DISH Digital, a joint venture between us and DISH Network.  As a result, related goodwill of $6.5 million was transferred to our investment in DISH Digital during the three months ended September 30, 2012.  See Note 14 for additional information about our investment in DISH Digital.

Goodwill as of September 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step two of the two-step goodwill impairment test.

Orbital Rights

Orbital rights consisted of the following:

	As of
	September 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
	(In thousands)
Indefinite lives	$495,810	$—	$469,810	$—
Definite lives	71,506	(1,589)	—	—
Total orbital rights	$567,316	$(1,589)	$469,810	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Most of our orbital rights have indefinite useful lives due to their non-depleting nature.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization is amortized on a straight-line basis over the license term of 15 years.

Other Intangible Assets

Other intangible assets, which are subject to amortization, consisted of the following:

	As of
	September 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
	(In thousands)
Customer relationships	$293,933	$(104,472)	$295,327	$(77,560)
Contract-based	255,366	(170,469)	255,366	(145,406)
Technology-based	126,317	(61,971)	153,185	(49,307)
Trademark portfolio	29,700	(1,980)	32,191	(1,364)
Favorable leases	4,707	(1,569)	4,707	(687)
Total other intangible assets	$710,023	$(340,461)	$740,776	$(274,324)

These intangible assets are amortized on a straight-line basis over periods primarily ranging from approximately one to twenty years or in relation to the estimated cash flows over the life of the intangible asset.  Amortization expense, including the Brazil authorization, was $23 million and $46 million for the three months ended September 30, 2012 and 2011, respectively, and was $71 million and $66 million for the nine months ended September 30, 2012 and 2011, respectively.

In connection with the joint venture between us and DISH Network, we contributed certain of our intangible assets to DISH Digital.  See Note 14 for additional information about our investment in DISH Digital.

Future Amortization

Estimated future amortization of our intangible assets, including the Brazil authorization, as of September 30, 2012 is as follows:

Amount
(In thousands)
For the Years Ending December 31,
2012 (remaining three months)	$23,407
2013	73,669
2014	82,351
2015	67,628
2016	47,030
Thereafter	145,394
Total	$439,479

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9.                     Debt

Fair Value

The following table summarizes the carrying and fair values of our debt:

	As of
	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,193,500	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	1,003,500	900,000	936,000
Other	652	652	1,037	1,037
Subtotal	2,000,652	$2,197,652	2,001,037	$2,075,537
Capital lease obligations (1)	496,692		527,618
Total debt and capital lease obligations	$2,497,344		$2,528,655

(1) Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 10.              Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance and non-performance based stock incentives.  As of September 30, 2012, we had outstanding stock options to acquire 8.4 million shares of our Class A common stock and 0.1 million restricted stock units under the stock incentive plans.  Stock options granted prior to and on September 30, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically at the rate of 20% to 33% per year, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of September 30, 2012, we had 4.8 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following stock awards were outstanding:

	As of September 30, 2012
	EchoStar Awards		DISH Network Awards
	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	7,249,944	76,730	2,415,698	94,999
Held by DISH Network employees	1,181,965	45,620	—	—
Total outstanding stock awards	8,431,909	122,350	2,415,698	94,999

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our employees or DISH Network’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network.  Accordingly, stock-based compensation that we recognize with respect to DISH Network stock awards was included in “Additional paid-in capital” on our Condensed Consolidated Balance Sheets.

Stock Award Activity

Our stock option activity was as follows:

	For the Nine Months
	Ended September 30, 2012
	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,778,413	$27.22
Granted	356,000	$26.84
Exercised	(359,264)	$20.00
Forfeited and cancelled	(343,240)	$25.41
Total options outstanding, end of period	8,431,909	$27.58
Performance-based options outstanding, end of period (1)	632,100	$25.28
Exercisable at end of period	3,791,075	$26.60

(1)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

We realized tax benefits from stock awards exercised as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Tax benefit from stock awards exercised	$992	$329	$2,814	$5,205

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on the closing market price of our Class A common stock on September 30, 2012, the aggregate intrinsic value of our stock options was as follows:

	As of September 30, 2012
	Options Outstanding	Options Exercisable
	(In thousands)
Aggregate intrinsic value	$32,057	$14,235

Our restricted stock unit activity was as follows:

	For the Nine Months
	Ended September 30, 2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	144,226	$29.22
Vested	(12,210)	$36.43
Forfeited and cancelled	(9,666)	$25.84
Total restricted stock units outstanding, end of period	122,350	$28.77
Restricted Performance Units outstanding, end of period (1)	64,610	$26.72

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

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  While it was determined that achievement of the goal was not probable as of September 30, 2012, this assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable as of September 30, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$16,293	$16,159
EchoStar awards held by EchoStar employees	2,947	2,920
Total	$19,240	$19,079

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Of the 8.4 million stock options and 0.1 million restricted stock units outstanding under our stock incentive plans, the following awards were outstanding pursuant to the 2005 LTIP:

	As of September 30, 2012
	Number of Awards	Weighted- Average Exercise Price
Stock options	632,100	$25.28
Restricted performance units	64,610	$26.72
Total outstanding awards	696,710

Stock-Based Compensation

During December 2011, DISH Network paid a dividend in cash of $2.00 per share on its outstanding Class A and Class B common stock to shareholders of record on November 17, 2011.  In light of such dividend, during January 2012, the exercise price of approximately 2.6 million DISH Network stock options held by 194 of our employees was reduced by $2.00 per share (“DISH Network’s 2012 Stock Option Adjustment”).  During the first quarter of 2012, we incurred $3 million of additional non-cash, stock-based compensation expense in connection with DISH Network’s 2012 Stock Option Adjustment.  Total non-cash, stock-based compensation expense for all of our employees is shown in the following table and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Research and development expenses	$697	$564	$2,564	$1,776
Selling, general and administrative expenses	3,051	4,452	11,797	9,782
Total non-cash, stock-based compensation	$3,748	$5,016	$14,361	$11,558

As of September 30, 2012, total unrecognized compensation cost related to our non-performance based unvested stock awards was $36.7 million, including compensation expense that we will recognize for DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 2.2% per year and will be recognized over a weighted-average period of approximately two years.  Share-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation

The fair value of each stock option for the nine months ended September 30, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

	For the Nine Months
	Ended September 30,
Stock Options	2012	2011
Risk-free interest rate	0.82% - 1.33%	1.19% - 2.57%
Volatility factor	40.36% - 41.06%	34.68% - 38.68%
Expected term of options in years	6.0	5.1 - 6.0
Weighted-average fair value of options granted	$10.60 - $11.40	$8.59 - $14.42

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2011 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Three	For the Nine
	Months Ended	Months Ended
Supplemental pro forma financial information (Unaudited)	September 30, 2011	September 30, 2011
	(In thousands, except per share amounts)
Total revenue	$862,671	$2,392,511
Net income (loss) attributable to EchoStar	$3,130	$16,220
Basic net income (loss) per share attributable to EchoStar	$0.04	$0.19
Diluted net income (loss) per share attributable to EchoStar	$0.04	$0.18

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 12.     Commitments and Contingencies

Commitments

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the fourth quarter of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of September 30, 2012, the remaining obligation related to EchoStar XVI was approximately $42.9 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

EchoStar XVII.  We successfully launched EchoStar XVII in July 2012 and introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012.  Pursuant to the terms and conditions of the construction agreement for EchoStar XVII, we are obligated to commence payment of in-orbit incentives totaling $25 million plus interest, at an annual rate of 10%, of approximately $33 million.  The Orbital incentive payments, including interest, are required to be paid quarterly over a 15-year period, subject to prepayment at our option; however, these payments are subject to reduction in the event of future satellite failures.   In addition, as of September 30, 2012, we had other remaining obligations of $28.3 million related to the construction and launch of EchoStar XVII.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of a Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving NBC are venued in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court has not yet ruled on that motion.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to DISH.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network, which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a material adverse effect on our financial position and results of operations.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.  On August 14, 2012, the Court entered an order granting Sling’s motion for summary judgment of non-infringement.  The Court has not yet entered final judgment in Sling’s favor.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No.  6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now closed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against our indirectly wholly owned subsidiary Sling Media, Inc. in the United States District Court of the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  EchoStar Satellite Services — which uses 9 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

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

The following table reports our operating segment results and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to EchoStar” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

		EchoStar		All
	EchoStar	Satellite		Other and	Consolidated
	Technologies	Services	Hughes	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2012
Total revenue	$416,120	$65,682	$285,974	$(3,055)	$764,721
EBITDA (1)	$25,211	$57,065	$75,634	$6,156	$164,066
Interest income	—	(57)	89	2,665	2,697
Interest expense, net of amounts capitalized	(17)	(12,569)	(110)	(21,144)	(33,840)
Income tax benefit (provision), net	(2,301)	(6,242)	(7,896)	16,848	409
Depreciation and amortization	(21,280)	(29,838)	(55,460)	(4,200)	(110,778)
Net income (loss) attributable to EchoStar	$1,613	$8,359	$12,257	$325	$22,554

For the Three Months Ended September 30, 2011
Total revenue	$497,625	$68,491	$287,861	$9,186	$863,163
EBITDA (1)	$37,311	$44,370	$67,294	$4,559	$153,534
Interest income	—	—	789	1,605	2,394
Interest expense, net of amounts capitalized	(9)	(9,782)	(685)	(22,585)	(33,061)
Income tax benefit (provision), net	(8,182)	7,694	1,440	(14,816)	(13,864)
Depreciation and amortization	(20,172)	(23,685)	(77,362)	(6,901)	(128,120)
Net income (loss) attributable to EchoStar	$8,948	$18,597	$(8,524)	$(38,138)	$(19,117)

For the Nine Months Ended September 30, 2012
Total revenue	$1,270,415	$210,703	$843,017	$11,370	$2,335,505
EBITDA (1)	$88,648	$162,737	$215,060	$157,541	$623,986
Interest income	—	(35)	312	8,587	8,864
Interest expense, net of amounts capitalized	(54)	(39,603)	(325)	(69,276)	(109,258)
Income tax benefit (provision), net	(11,286)	(11,601)	(18,598)	42,189	704
Depreciation and amortization	(59,701)	(92,716)	(166,707)	(20,348)	(339,472)
Net income (loss) attributable to EchoStar	$17,607	$18,782	$29,742	$118,693	$184,824

For the Nine Months Ended September 30, 2011
Total revenue	$1,329,993	$206,856	$369,784	$20,589	$1,927,222
EBITDA (1)	$106,330	$148,842	$87,527	$(572)	$342,127
Interest income	—	68	789	6,349	7,206
Interest expense, net of amounts capitalized	(13)	(28,128)	(687)	(16,553)	(45,381)
Income tax benefit (provision), net	(14,346)	(7,106)	(171)	(9,607)	(31,230)
Depreciation and amortization	(71,608)	(70,737)	(93,395)	(20,453)	(256,193)
Net income (loss) attributable to EchoStar	$20,363	$42,939	$(5,937)	$(40,836)	$16,529

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  North American revenue includes transactions with North American customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.  The following table summarizes total long-lived assets, which include property and equipment; goodwill; orbital rights and other intangible assets, and revenue attributed to the North American and other foreign locations.

	As of
	September 30,	December 31,
Long-lived assets:	2012	2011
	(In thousands)
North America	$3,912,927	$3,888,286
All other	108,028	34,540
Total	$4,020,955	$3,922,826

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenue:	2012	2011	2012	2011
	(In thousands)
North America	$683,557	$789,974	$2,097,071	$1,807,066
All other	81,164	73,189	238,434	120,156
Total	$764,721	$863,163	$2,335,505	$1,927,222

Transactions with Major Customers.  During the three and nine months ended September 30, 2012 and 2011, our revenue included sales to two major customers.  The following table summarizes sales to each customer and its percentage of total revenue.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue:
DISH Network:
EchoStar Technologies Segment	$327,682	$400,929	$947,162	$1,078,262
EchoStar Satellite Services Segment	46,931	53,597	154,441	160,519
Hughes Segment	4,724	929	9,037	929
All Other and Eliminations	7,440	8,758	25,489	16,683
Total DISH Network	386,777	464,213	1,136,129	1,256,393
Bell TV (EchoStar Technologies Segment)	46,900	62,809	202,102	152,792
All other	331,044	336,141	997,274	518,037
Total revenue	$764,721	$863,163	$2,335,505	$1,927,222

Percentage of total revenue:
DISH Network	50.6%	53.8%	48.6%	65.2%
Bell TV	6.1%	7.3%	8.7%	7.9%
All other	43.3%	38.9%	42.7%	26.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched in the fourth quarter of 2012.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital right which varies depending on the number of frequencies being used by EchoStar XV.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite.  In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we will sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network had the option to renew this agreement for three successive one year terms and the agreement may be terminated for any reason upon at least 120 days notice to us.  In November 2012, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2013.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNet Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), a wholly-owned subsidiary of DISH Network, entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”) under the dishNET brand.  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Real Estate Lease Agreement.  During 2008, we entered into a sublease agreement, pursuant to which we lease space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease. Effective as of July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement. The amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was none and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $8 million and $17 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and DISH Network extended this agreement until December 31, 2013.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  We purchased $2.8 million and $3.5 million of remanufactured receivers and related components for the three and nine months ended September 30, 2012, respectively.  The purchase of remanufactured receivers and related components from DISH Network were minimal in 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Voom Settlement Agreement.  On October 21, 2012, DISH Network entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and us.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  We were a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company related to the lawsuit and Voom.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and DISH Network formed DISH Digital, which is owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital (the “Contribution Agreement”); (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  Since a substantial majority of the voting power of the shares of both us and DISH Network is owned beneficially by Charles W. Ergen, our Chairman and DISH Network’s Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore, each party’s contributions were recorded at book value for accounting purposes.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s financial statements in our consolidated financial statements.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Purchases from NagraStar	$2,832	$3,092	$8,169	$9,364

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Amounts payable to NagraStar	$1,082	$2,965
Commitments to purchase from NagraStar	$9,339	$2,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Digital set-top boxes and related accessories	$13,229	$12,499	$39,991	$39,044
Sales of satellite services	$4,530	$2,130	$8,790	$6,390
Uplink services	$2,229	$1,995	$6,831	$5,503
Engineering services	$—	$—	$640	$—

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Amounts receivable from Dish Mexico	$7,224	$8,594

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

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption, “Disclosure Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2011 and this report.

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

We believe opportunities exist to expand our business by selling equipment and services in both the United States and international markets.  As a result of our extensive experience with digital set-top boxes and digital broadcast operations, we are able to provide end-to-end pay-TV delivery systems incorporating our satellite and terrestrial backhaul capacity, customized digital set-top boxes and related components, and network design and management.  We have decided to focus the efforts of our digital set-top box business on international markets and not to actively seek set-top box opportunities with United States cable operators.

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

Furthermore, if we do not continue to distinguish our products through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our business could be affected as we may not be able to effectively compete on price alone in both domestic and international markets against low cost competitors.  Our ability to compete in the digital set-top box industry will also depend heavily on our ability to successfully bring advanced technologies, including Internet delivery of video content, to market to keep pace with our competitors.  If we do not compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects could be diminished.

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

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses nine of our owned and leased in-orbit satellites and related Federal Communications Commission licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of September 30, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.207 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of approximately $608 million and $621 million, respectively.

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

We successfully launched our EchoStar XVII satellite in July 2012 and introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012.  EchoStar XVII is our next-generation, geostationary high throughput satellite that employs a multi-spot beam and “bent pipe” Ka-band architecture.

As of September 30, 2012 and December 31, 2011, we had approximately 616,000 customers and 626,000 customers, respectively, subscribed to the Hughes segment’s consumer and small/medium enterprise service.  In addition, as of September 30, 2012 and December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.039 billion and $1.036 billion, respectively.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and in the deployment of our EchoStar XVII satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

Goodwill.  Goodwill as of September 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step-two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business

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

International DTH Platform

During 2008, we entered into a joint venture with Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast and engineering services, satellite capacity, and hardware such as digital set-top boxes and related equipment to Dish Mexico.  We recognized $13 million and $12 million during the three months ended September 30, 2012 and 2011, respectively, and $40 million and $39 million during the nine months ended September 30, 2012 and 2011, respectively, of equipment revenue from the sales of digital set-top boxes and related components.  We recognized $7 million and $4 million during the three months ended September 30, 2012 and 2011, respectively, and $16 million and $12 million during the nine months ended September 30, 2012 and 2011, respectively, of services and other revenue.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and on a global basis, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Effective July 1, 2012, we and DISH Network formed DISH Digital L.L.C. (“DISH Digital”), which is owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital (the “Contribution Agreement”); (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  Since a substantial majority of the voting power of the shares of both us and DISH Network is owned beneficially by Charles W. Ergen, our Chairman and DISH Network’s Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore, each party’s contributions were recorded at book value for accounting purposes.

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

Furthermore, unfavorable events in the economy, including deterioration in the credit and equity markets, could cause consumer demand for pay-TV services and consequently sales of our digital set-top boxes to DISH Network, Bell TV, Dish Mexico and other international customers to decline materially because consumers may delay purchasing decisions or reduce or reallocate their discretionary spending, which would also have an adverse effect on our Hughes segment.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components to DISH Network, including Slingboxes and related hardware products.  “Equipment revenue — Dish Network” also includes the sales of satellite broadband equipment and related equipment to DISH Network.

Equipment revenue — other.  “Equipment revenue — other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products.  “Equipment revenue - other” also includes sales of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.

Services and other revenue — other.  “Services and other revenue — other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue — other” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingboxes and related hardware products.  “Cost of sales — equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise, consumer markets and to DISH Network.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 (collectively, the “Notes”), other debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes (provision) benefit, net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to EchoStar” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our condensed consolidated results of operations, financial condition and liquidity are presented on a historical basis.  Our results of operations for the nine months ended September 30, 2011 only included operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.  Therefore, our results of operations for the nine months ended September 30, 2012 are not comparable to our results of operations for the same period in 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$256,935	$339,272	$(82,337)	(24.3)
Equipment revenue - other	143,764	151,613	(7,849)	(5.2)
Services and other revenue - DISH Network	129,842	124,941	4,901	3.9
Services and other revenue - other	234,180	247,337	(13,157)	(5.3)
Total revenue	764,721	863,163	(98,442)	(11.4)

Costs and Expenses:
Cost of sales - equipment	342,230	415,784	(73,554)	(17.7)
% of Total equipment revenue	85.4%	84.7%
Cost of sales - services and other	175,346	173,973	1,373	0.8
% of Total services and other revenue	48.2%	46.7%
Selling, general and administrative expenses (including DISH Network)	95,039	108,459	(13,420)	(12.4)
% of Total revenue	12.4%	12.6%
Research and development expenses	17,448	14,561	2,887	19.8
% of Total revenue	2.3%	1.7%
Depreciation and amortization	110,778	128,120	(17,342)	(13.5)
Total costs and expenses	740,841	840,897	(100,056)	(11.9)
Operating income (loss)	23,880	22,266	1,614	7.2

Other Income (Expense):
Interest income	2,697	2,394	303	12.7
Interest expense, net of amounts capitalized	(33,840)	(33,061)	(779)	2.4
Realized gains (losses) on marketable investment securities and other investments	21,216	4,169	17,047	*
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	2,483	(2,483)	(100.0)
Hughes Acquisition costs	7	(730)	737	*
Other, net	7,900	(2,504)	10,404	*
Total other income (expense)	(2,020)	(27,249)	25,229	(92.6)
Income (loss) before income taxes	21,860	(4,983)	26,843	*
Income tax (provision) benefit, net	409	(13,864)	14,273	*
Effective tax rate	(1.9)%	(278.2)%
Net income (loss)	22,269	(18,847)	41,116	*
Less: Net income (loss) attributable to noncontrolling interests	(285)	270	(555)	*
Net income (loss) attributable to EchoStar	$22,554	$(19,117)	$41,671	*

Other Data:
EBITDA	$164,066	$153,534	$10,532	6.9

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $257 million during the three months ended September 30, 2012, a decrease of $82 million or 24.3% compared to the same period in 2011.  The decrease was primarily due to lower revenue earned from the sales of set-top box and related accessories as a result of a decline in pricing of set top boxes and related accessories. A reduction in the number of set top-boxes sold was also attributable to the decrease in “Equipment revenue — DISH Network.”  The decline in set top-box pricing was driven by a change in product mix and continued manufacturing efficiencies, which reduced our set-top box costs.  Pursuant to the receiver agreement, set-top boxes are sold to DISH Network at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up, or at cost plus a fixed margin.  See Note 14—“Related Party Transactions” in the Notes to our Condensed Consolidated Financial Statements for further discussion. The decrease in “Equipment revenue — DISH Network” was partially offset by an increase (i) in the number of set-top box accessories sold and (ii) sales of satellite broadband Internet equipment.

Equipment revenue — other.  “Equipment revenue — other” totaled $144 million during the three months ended September 30, 2012, a decrease of $8 million or 5.2% compared to the same period in 2011.  The decrease was attributable to lower equipment revenue of $17 million from Bell TV as a result of a decrease in the number of units sold and a decline in average pricing of set top-boxes.  The decrease in “Equipment revenue — other” was partially offset by the increase in sales of set-top boxes of $6 million to international customers and increase in sales of broadband equipment and networks of $2 million to our customers in the enterprise and consumer markets.

Services and other revenue - other.  “Services and other revenue — other” totaled $234 million during the three months ended September 30, 2012, a decrease of $13 million or 5.3% compared to the same period in 2011.  The decrease was primarily related to lower services revenue of $16 million generated by our Hughes segment from the sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  The decrease in “Services and other revenue — other” was partially offset by higher revenue earned associated with satellite and transponder leasing provided to customers other than DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $342 million during the three months ended September 30, 2012, a decrease of $74 million or 17.7% compared to the same period in 2011.  The decrease in “Cost of sales — equipment” was attributable to lower equipment sales to DISH Network and Bell TV. The decrease in “Cost of sales — equipment” was partially offset by an increase in costs associated with higher sales of broadband equipment and networks to customers in our enterprise and consumer markets generated by the Hughes segment and higher sales of set top-boxes to our international customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $95 million during the three months ended September 30, 2012, a decrease of $13 million compared to the same period in 2011.  The decrease was primarily due to the recognition of $9 million in change of control bonuses given to certain of the executives of Hughes Communications in 2011 in connection with the Hughes Acquisition and a decrease in general and administrative expenses incurred for services provided by DISH Network to us. See Note 14—“Related Party Transactions” in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $111 million during the three months ended September 30, 2012, a decrease of $17 million or 13.5% compared to the same period in 2011.  The decrease was primarily related to a decrease in amortization expense associated with the Hughes segment as certain of its intangible assets are amortized in relation to the estimated cash flows over the life of such intangible assets.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $34 million during the three months ended September 30, 2012, an increase of $1 million compared to the same period in 2011, primarily related to interest expense of $3 million on capital lease obligations, which was partially offset by an increase in capitalized interest of $2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Realized Gains (losses) on marketable investment securities and other investments.  “Realized gains (losses) on marketable investment securities and other investments” totaled $21 million during the three months ended September 30, 2012, an increase of $17 million compared to the same period in 2011.  The increase was primarily due to higher gains recognized on sales of our marketable investment securities and other investments.

Other, net.  “Other, net” totaled $8 million during the three months ended September 30, 2012, an increase of $10 million compared to the same period in 2011.  The increase was mainly attributable to the gain recognized in connection with the AMC-16 anomalies that occurred in 2012 (see Note 7—“Property and Equipment” in the Notes to our Condensed Consolidated Financial Statements for further discussion) and a gain recognized from international foreign exchange.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $164 million during the three months ended September 30, 2012, an increase of $11 million compared to the same period in 2011.  The increase was primarily due to lower cost of sales on equipment and services, gains recognized on sales of our marketable investment securities and other investments and in connection with the AMC-16 anomalies, and lower “Selling, general and administrative expenses”.  The increase in EBITDA was partially offset by a decrease in sales of equipment and revenues earned during the three months ended September 30, 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended September 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$164,066	$153,534	$10,532	6.9
Interest income (expense), net	(31,143)	(30,667)	(476)	1.6
Income tax (provision) benefit, net	409	(13,864)	14,273	*
Depreciation and amortization	(110,778)	(128,120)	17,342	(13.5)
Net income (loss) attributable to EchoStar	$22,554	$(19,117)	$41,671	*

*  Percentage is not meaningful.

Income tax (provision) benefit, net.  Our income tax benefit totaled approximately $0.4 million for the three months ended September 30, 2012 compared to an income tax provision of $13.9 million for the same period in 2011. Our effective income tax rate was (1.9)% for the three months ended September 30, 2012 compared to (278.2)% for the same period in 2011. The decrease in our effective tax rate was primarily related to the release of valuation allowances associated with our capital investments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Equipment revenue - DISH Network	$748,650	$882,027	$(133,377)	(15.1)
Equipment revenue - other	487,097	325,192	161,905	49.8
Services and other revenue - DISH Network	387,479	374,366	13,113	3.5
Services and other revenue - other	712,279	345,637	366,642	*
Total revenue	2,335,505	1,927,222	408,283	21.2

Costs and Expenses:
Cost of sales - equipment	1,046,423	1,026,462	19,961	1.9
% of Total equipment revenue	84.7%	85.0%
Cost of sales - services and other	513,208	328,228	184,980	56.4
% of Total services and other revenue	46.7%	45.6%
Selling, general and administrative expenses (including DISH Network)	286,763	202,902	83,861	41.3
% of Total revenue	12.3%	10.5%
Research and development expenses	50,416	34,502	15,914	46.1
% of Total revenue	2.2%	1.8%
Depreciation and amortization	339,472	256,193	83,279	32.5
Total costs and expenses	2,236,282	1,848,287	387,995	21.0
Operating income (loss)	99,223	78,935	20,288	25.7

Other Income (Expense):
Interest income	8,864	7,206	1,658	23.0
Interest expense, net of amounts capitalized	(109,258)	(45,381)	(63,877)	*
Realized gains (losses) on marketable investment securities and other investments	149,443	13,875	135,568	*
Unrealized/realized gains (losses) on investments accounted for at fair value, net	—	10,281	(10,281)	(100.0)
Hughes Acquisition costs	—	(35,230)	35,230	(100.0)
Other, net	35,244	18,430	16,814	91.2
Total other income (expense)	84,293	(30,819)	115,112	*
Income (loss) before income taxes	183,516	48,116	135,400	*
Income tax (provision) benefit, net	704	(31,230)	31,934	*
Effective tax rate	(0.4)%	64.9%
Net income (loss)	184,220	16,886	167,334	*
Less: Net income (loss) attributable to noncontrolling interests	(604)	357	(961)	*
Net income (loss) attributable to EchoStar	$184,824	$16,529	$168,295	*

Other Data:
EBITDA	$623,986	$342,127	$281,859	82.4

*  Percentage is not meaningful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $749 million during the nine months ended September 30, 2012, a decrease of $133 million or 15.1% compared to the same period in 2011.  The decrease was primarily due to lower revenue earned from the sales of set top boxes and related accessories as a result of a decline in pricing of set top boxes and related accessories. The decline in set top-box pricing was driven by a change in product mix and continued manufacturing efficiencies.  The decrease in “Equipment revenue — DISH Network” was partially offset by an increase in the number of set top-boxes and related accessories sold.

Equipment revenue — other.  “Equipment revenue — other” totaled $487 million during the nine months ended September 30, 2012, an increase of $162 million or 49.8% compared to the same period in 2011.  The increase was primarily related to (i) higher equipment revenue of $94 million generated by our Hughes segment from the sales of broadband equipment and networks to customers in our enterprise and consumer markets and (ii) higher sales of set-top boxes and related accessories to our international customers of $19 million and to Bell TV of $42 million.

Services and other revenue — other.  “Services and other revenue — other” totaled $712 million during the nine months ended September 30, 2012, an increase of $367 million compared to the same period in 2011.  The increase was primarily related to higher services revenue of $361 million generated by our Hughes segment from the sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales - equipment” totaled $1,046 million during the nine months ended September 30, 2012, an increase of $20 million or 1.9% compared to the same period in 2011.  The increase was attributable to higher equipment costs incurred of: (i) $90 million associated with the sales of broadband equipment and networks to customers in our enterprise and consumer markets generated by the Hughes segment; (ii) $35 million associated with the sales of set-top boxes and related accessories to Bell TV; and (iii) $20 million associated with the sales of set top-boxes to our international customers. The increase in “Cost of sales - equipment” was partially offset by a decrease in costs of $125 million associated with lower sales to DISH Network.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $513 million during the nine months ended September 30, 2012, an increase of $185 million compared to the same period in 2011.  The increase was primarily attributable to higher cost of sales of $177 million incurred by the Hughes segment as a result of higher sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $287 million during the nine months ended September 30, 2012, an increase of $84 million compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $76 million incurred by our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $339 million during the nine months ended September 30, 2012, an increase of $83 million compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $73 million from our Hughes segment and an increase in depreciation expense related to satellites that were accounted for as capital leases. The increase in “Depreciation and amortization” expense was partially offset by $14 million of depreciation expense related to certain of our assets that were fully depreciated.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $109 million during the nine months ended September 30, 2012, an increase of $64 million compared to the same period in 2011. The increase was primarily related to interest expense of $58 million on the Notes and of $15 million on our capital lease obligations.  The increase in “Interest expense, net of amounts capitalized” was partially offset by an increase in capitalized interest expense of $8 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Realized gains (losses) on marketable investment securities and other investments.  “Realized gains (losses) on marketable investment securities and other investments” totaled $149 million during the nine months ended September 30, 2012, an increase of $136 million compared to the same period in 2011.  The increase primarily related to higher gains recognized on sales of marketable investment securities and other investments in 2012.

Other, net.  “Other, net” totaled $35 million during the nine months ended September 30, 2012, an increase of $17 million compared to the same period in 2011.  The increase primarily related to a non-recurring dividend of $18 million received from one of our strategic investments and higher gains recognized relating to AMC-16 anomalies that occurred in 2012. The increase was partially offset by reductions in our equity in earnings from our unconsolidated affiliates and other miscellaneous income.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $624 million during the nine months ended September 30, 2012, an increase of $282 million compared to the same period in 2011.  The increase was primarily due to higher equipment and services revenue recognized during the nine months ended September 30, 2012 and gains of $136 million recognized on sales of our marketable investment securities and other investments. The increase in EBITDA was partially offset by higher cost of sales on equipment and services and higher “Selling, general and administrative expenses” incurred for the nine months ended September 30, 2012.

	For the Nine Months
	Ended September 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$623,986	$342,127	$281,859	82.4
Interest income (expense), net	(100,394)	(38,175)	(62,219)	*
Income tax (provision) benefit, net	704	(31,230)	31,934	*
Depreciation and amortization	(339,472)	(256,193)	(83,279)	32.5
Net income (loss) attributable to EchoStar	$184,824	$16,529	$168,295	*

*  Percentage is not meaningful.

Income tax (provision) benefit, net.  Our income tax benefit totaled approximately $1 million for the nine months ended September 30, 2012 compared to an income tax provision of $31.2 million for the same period in 2011. Our effective income tax rate was (0.4%) for the nine months ended September 30, 2012 versus 64.9% for the same period in 2011.  The decrease in our effective tax rate was primarily related to the release of valuation allowances associated with our capital investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  As of September 30, 2012, our cash, cash equivalents and current marketable investment securities totaled $1.557 billion compared to $1.696 billion as of December 31, 2011, a decrease of $139 million.  The decrease in cash, cash equivalents and current marketable investment securities was mainly the result of capital expenditures of $371 million, primarily for EchoStar XVI and EchoStar XVII, which was partially offset by cash generated from operations of $350 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of September 30, 2012 and December 31, 2011, we held $53 million and $219 million, respectively, of VRDNs. Our other current marketable investment securities portfolio consists of primarily corporate and government bonds.  As

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of September 30, 2012 and December 31, 2011, we held $706 million and $648 million, respectively, of corporate and government bonds and other investment securities.

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2012.

Cash flows from operating activities

We typically reinvest the cash flows from operating activities in our business.  For the nine months ended September 30, 2012, we reported “Net cash flows from operating activities” of $350 million.  This amount is primarily comprised of $184 million of net income and $339 million of non-cash charges for “Depreciation and amortization” expense, partially offset by “Realized gains (losses) on marketable investment securities and other investments” of $149 million.  The increase in cash flows was also partially offset by changes in operating assets and liabilities related to timing differences between book expense and cash payments.

Cash flows from investing activities

Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the nine months ended September 30, 2012, we reported net cash outflows from investing activities of $230 million, which was primarily related to capital expenditures of $371 million and acquisition of orbital rights of $82 million, partially offset by net sales of marketable investment securities of $230 million.

Cash flows from financing activities

Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, and redemption or payment of long-term debt and capital lease obligations.  For the nine months ended September 30, 2012, we reported net cash outflows from financing activities of $40 million primarily resulting from repayment of capital lease obligations of $50 million, partially offset by proceeds received from Class A stock option exercises and stock issued under the Employee Stock Purchase Plan.

Contractual Obligations

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the fourth quarter of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of September 30, 2012, the remaining obligation related to EchoStar XVI was approximately $42.9 million, which includes the launch contract, launch insurance and one-year of in-orbit insurance.

EchoStar XVII.  We successfully launched EchoStar XVII in July 2012 and introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012.  Pursuant to the terms and conditions of the construction of EchoStar XVII, we are obligated to commence payment of in-orbit incentives totaling $25 million (the “Orbital incentive”) upon the completion of the in-orbit testing, which occurred in September 2012.  In addition, we are required to make interest payments on the Orbital incentive at an annual rate of 10% of approximately $33 million. The Orbital incentive payments, including interest, are required to be paid quarterly over a 15-year period, subject to prepayment at our option; however, these payments are subject to reduction in the event of future satellite failures.  As of September 30, 2012, the Orbital incentive was capitalized in “Property and equipment, net” and included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.  In addition, as of September 30, 2012, we had other remaining obligation of $28.3 million related to the construction and launch of EchoStar XVII.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

Other than the transactions below, we have not engaged in off-balance sheet financing activities nor have we used derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2012, we had $31 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit and insurance bonds.  Of this amount, $1 million was secured by restricted cash; $4 million related to insurance bonds; and $26 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of September 30, 2012, we had a notional amount of $25 million in foreign currency forward contracts in place to partially mitigate foreign exchange risk.  Of the $25 million, $19 million consisted of forward contracts that reduce our exposure to foreign exchange risk related to forecasted collections on a Mexican peso denominated revenue contract.  We evaluate our derivative financial instruments from time-to-time, but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In addition, as of September 30, 2012, our remaining obligations related to EchoStar XVI and EchoStar XVII totaled $129.2 million.  As a result, there can be no assurance that we will have positive cash flows for operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of September 30, 2012, our total indebtedness was $2.497 billion.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We also may construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2012.  As of September 30, 2012, we have not made any repurchases of outstanding shares of our Class A common stock under this plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Seasonality

For our EchoStar Technologies and EchoStar Satellite Services segments, we are affected by seasonality to the extent it impacts our customers.  Our customers in the pay-TV industry, including DISH Network, our largest customer, typically experience seasonality.  Historically, the first half of the year generally produces fewer new subscribers for the pay-TV industry than the second half of the year.  However, we cannot provide assurance that this will continue in the future.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $1.557 billion.  Of that amount, a total of $1.453 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.453 billion as of September 30, 2012, a hypothetical 10% change in average interest rates during 2012 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the nine months ended September 30, 2012 of 0.9%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $1 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2012, we held current strategic and financial debt and equity investments of public companies with a fair value of $103 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

experience volatility.  The fair value of our strategic and financial debt and equity investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $10 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of September 30, 2012, we had $27 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of September 30, 2012, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of September 30, 2012, we had $178 million of noncurrent public and non-public debt and equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $18 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in United States dollars.  Our international business is conducted in United States dollars and a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2012, we had an estimated $48 million of foreign currency denominated receivables and payables outstanding, and $25 million of foreign currency forward contracts in place to partially mitigate foreign currency risk.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2012.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $8 million as of September 30, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Long-Term Debt

As of September 30, 2012, we had long-term debt of $2.001 billion, excluding capital lease obligations of $0.5 billion, on our Condensed Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.198 billion using quoted market prices for our publicly traded debt, which constitutes approximately 100% of our debt.  Our debt has fixed interest rates; however, the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $72 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of September 30, 2012, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes; however, as of September 30, 2012, we had $25 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  Of the $25 million, $19 million consisted of forward contracts that reduce our exposure to foreign exchange risk related to forecasted collections on a Mexican peso denominated revenue contract.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc., CBS Corporation, Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. and NBCUniversal Media, LLC.  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of a Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge.

As a result of certain parties’ competing venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright claims regarding the NBC parties are pending in California, while the contract claims involving NBC are venued in both New York and California.  Additional venue-related motions are still pending in the NBC actions in New York and California.

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court has not yet ruled on that motion.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to DISH.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network, which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a material adverse effect on our financial position and results of operations.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.  On August 14, 2012, the Court entered an order granting Sling’s motion for summary judgment of non-infringement.  The Court has not yet entered final judgment in Sling’s favor.

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

NorthPoint Technology, Ltd.

On July 2, 2009, NorthPoint Technology, Ltd. (“NorthPoint”) filed suit against us, DISH Network, and DirecTV in the United States District Court for the Western District of Texas alleging infringement of United States Patent No.  6,208,636 (the “636 patent”).  The 636 patent relates to the use of multiple low-noise block converter feedhorns, or LNBFs, which are antennas used for satellite reception.  On April 21, 2011, the United States Patent and Trademark Office issued an order granting reexamination of the 636 patent.  On June 21, 2011, the District Court entered summary judgment in our favor, finding that all asserted claims of the 636 patent are invalid.  NorthPoint appealed and, on May 11, 2012, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s judgment.  The deadline for NorthPoint to file a further appeal has passed, and the matter is now closed.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  The Court vacated the August 20, 2012 trial date and has not yet set a new trial date.

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

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against our indirectly wholly owned subsidiary Sling Media, Inc. in the United States District Court of the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

DISH Network accounted for 59.9%, 82.5% and 81.3% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Bell TV accounted for 7.9%, 8.6% and 10.5% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Any reduction in sales to DISH Network or Bell TV or in the prices they pay for the products and services they purchase from us could have a significant negative impact on our business.  In addition, because a significant portion of our revenue is derived from DISH Network and Bell TV, our success also depends to a significant degree on the continued success of DISH Network and Bell TV in attracting new subscribers and in marketing programming packages and other services and features to subscribers that will require the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners and other advanced technology.  If DISH Network’s gross subscriber additions are adversely affected by the sustained economic weakness in the U.S. or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network.  This decrease could have a material adverse effect on our results of operations.  As disclosed by DISH Network in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, in May, 2012, Fox Broadcasting Company, Twentieth Century Fox Film Cop. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and its wholly owned subsidiary, DISH Network, L.L.C., in the U.S. District Court for the Central District of California, alleging that certain services provided by DISH Network, including Sling functionality infringe their copyrights and breach their carriage contracts.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock during the three months ended September 30, 2012.

Item 6.         EXHIBITS

(a)         Exhibits.

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101 (H)

The following materials from the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date:  November 6, 2012