Form 10-K
period 2012-12-31
EchoStar CORP
filed 2013-02-20
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 29, 2012, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.038 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 11, 2013, the registrant’s outstanding common stock consisted of 40,111,841 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

For further discussion see Item 1A.  Risk Factors.  The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•      We currently derive a significant portion of our revenue from our primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

•      Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•      Our future financial performance depends in part on our ability to penetrate new international markets for digital set-top boxes.

•      The digital set-top box industry is extremely competitive.  We expect to continue to face competition from new market entrants.

•      We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•      The network communications market is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite broadband and network providers.

•      The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

•      If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

•      We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties.

•      The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

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

•      We may not be able to generate cash to meet our debt service needs or fund our operations.

•      Covenants in HSS’ indentures restrict its business in many ways.

•      We rely on key personnel and the loss of their services may negatively affect our businesses.

i

Risks Related to Our Satellites

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

Risks Related to Our Products and Technology

•      If we are unable to properly respond to technological changes, our business could be significantly harmed.

•      Our future growth depends on growing demand for advanced technologies.

•      Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

•      We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•      If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

•      We rely on network and information systems and other technologies and a disruption, cyber attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

•      If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

Risks Related to the Regulation of Our Business

•      Our business is subject to risks of adverse government regulation.

•      Our business depends on Federal Communications Commission (“FCC”) and other licenses that can expire or be revoked or modified and applications for FCC and other licenses that may not be granted.

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

ii

Other Risks

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

•      Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

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

iii

PART I

Item 1.                       BUSINESS

OVERVIEW

EchoStar Corporation (together with its subsidiaries is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in three business segments:

•      EchoStar Technologies— which designs, develops, and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.

•      Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of our acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) in June 2011.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our acquisition of Hughes Communications (the “Hughes Acquisition”).

•      EchoStar Satellite Services (“ESS”)— which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

BUSINESS STRATEGIES

Capitalize on demand for broadband services.  We intend to capitalize on the demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership, satellite capacity, and high-quality, reliable service to continue subscriber growth in the consumer and enterprise markets.

Exploit international opportunities.  We believe that Direct-To-Home (“DTH”) satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure. We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that allow us to capitalize on our extensive experience in delivering end-to- end broadband and pay TV consumer services.  Our available satellite capacity provides us, in certain cases, with the ability to initiate new services relatively quickly, which could give us a competitive advantage.

Expand our set-top box and customers premise equipment.  We believe opportunities exist to expand our business by selling equipment and services in both the North American and international markets.  Therefore, we continue to explore opportunities, including partnerships, joint ventures and strategic acquisitions, to expand our existing markets or enter new markets.  With our extensive experience in designing, developing, manufacturing and distributing digital set-top boxes and related products, we believe we can leverage the broader adoption of advanced technologies such as whole home DVR, placeshifting for TVAnywhere, and Over-The-Top internet hybrid solutions within set-top boxes to create opportunities for us.  In addition, we intend to seek opportunities to license our technology to other original equipment manufacturer or payTV providers.

Leverage satellite capacity and related infrastructure.  We currently have available satellite capacity.  We believe market opportunities exist to lease our capacity to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications, and government services.  We will continue to assess the ability to cross sell services, bundle satellite broadband and video services, and explore opportunities in new markets.

Develop improved technologies.  The combined engineering power of our business units will allow us to develop and deploy cutting edge technology, license our technologies to others and maintain a leading technological position in our industry.

BUSINESS SEGMENTS

ECHOSTAR TECHNOLOGIES SEGMENT

Our Products

Digital Set-Top Boxes.  Our EchoStar Technologies segment offers a wide range of digital set-top boxes that allow consumers to watch and control their television programming and contain a variety of other capabilities and functionality.  Our current digital set-top boxes include:

•      High-definition (“HD”) digital set-top boxes.  These devices allow consumers who subscribe to television services from multi-channel video distributors to access the enhanced picture quality and sound of high-definition content, in addition to the SD functionality of our SD digital set-top boxes.

•      Standard-definition (“SD”) digital set-top boxes.  These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content.

Certain models of our HD digital set-top boxes and SD digital set-top boxes also contain certain of the following advanced capabilities and functionalities:

•      Interactive Applications.  These applications include an on-screen program guide, pay-per-view offerings, video content/meta-data enhancing user applications, social media, games, and shopping.

•      Digital Video Recording (“DVR”).  Enables subscribers to pause, stop, reverse, fast forward, record, and replay digital television content using a built-in and/or external hard drive capable of storing content.  During the first quarter of 2012, we introduced a new whole-home HD DVR receiver, which provides subscribers a variety of options to control or view their recording.

•      Broadband Internet Connectivity.  Provides IPTV functionality, which supports on-demand services that allow consumers to download television programming, movies, music applications, and other content.

•      Slingbox “placeshifting” technology.  Allows consumers to watch and control their digital television content anywhere in the world via a broadband Internet connection.

In addition to digital set-top boxes, we also design and develop related products such as satellite dishes, remote controls, and broadband Internet connectivity devices.

Digital Broadcast Operations.  We operate a number of digital broadcast centers in the United States.  Our principal digital broadcast centers are located in Cheyenne, Wyoming and Gilbert, Arizona.  We also have multiple regional and micro digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers’ satellites.  Programming and other data are received at these centers by fiber optic cable or satellite.  The data is then processed, compressed, and encrypted and then uplinked to our satellites and our customers’ satellites for transmission to end users.

Our Customers

Historically, the primary customer of our EchoStar Technologies segment has been DISH Network.  DISH Network accounted for 76.9%, 79.4%, and 82.8% of our total EchoStar Technologies segment revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  Bell TV, a DTH satellite service provider in Canada, accounted for 13.4%, 12.3% and 9.8% of our total EchoStar Technologies segment revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  We also currently sell our digital set-top boxes to other international DTH satellite and cable providers such as Dish Mexico and Unitymedia GmbH, although these customers do not account for a significant amount of our total EchoStar Technologies segment revenue.

We expect DISH Network will continue to be the primary customer and the key revenue contributor for our EchoStar Technologies segment.  Effective January 1, 2012, we entered into a receiver agreement, expiring on December 31, 2014, with DISH Network pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as our costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the receiver agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be decreased if these costs increase.

A majority of our EchoStar Technologies segment international revenue during each of the years ended December 31, 2012, 2011 and 2010 was attributable to sales of digital set-top boxes to Bell TV.  In 2011, we extended our two-year contract with Bell TV until December 2013. Among other things, the agreement entitles us to be Bell TV’s exclusive provider of digital set-top boxes, subject to certain limited exceptions, and provides fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings.

Our Competition

The set-top box industry is highly competitive, and market leadership changes frequently as a result of new products, designs and pricing.  As we seek to grow our revenue and market share in the digital set-top box industry as an independent business, we face substantial competition.  Many of our primary competitors, such as Arris, Cisco, Pace and Technicolor, have established longstanding relationships with their customers.  In addition, a number of rapidly growing mainly Asian companies have recently entered the market with set-top box offerings similar to our existing satellite set-top box products.  The entry of these new competitors may result in increased pricing pressure in the market.  We may also face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours.  Furthermore, we depend heavily on our ability to successfully bring advanced technologies, including Internet delivery of video content and our Slingbox placeshifting technology, to market to keep pace with our competitors.

Our use of proprietary technology, together with our in-house engineering expertise, enables us to innovate and bring new features and enhancements quickly to our primary customers..  In addition, our end-to-end video solution allows us to provide a more cost-effective solution for a PayTV Operator who may have to negotiate hardware, middleware and a Conditional Access System separately. We have a long-standing relationship with DISH Network and provide technologically advanced set-top boxes, now including advanced hybrid satellite and IP over-the-top delivery solutions, Slingbox placeshifting technology, and whole-home DVR functionality.

Our Manufacturers

Although we design, engineer and distribute digital set-top boxes and related products, we are not directly engaged in the manufacturing process.  Rather, we outsource the manufacturing of our digital set-top boxes and related products to third parties who manufacture our products according to specifications supplied by us.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products.  Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business.  Sanmina-SCI Corporation, Shanghai DD&TT Electronic Enterprise Co., LTD and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes.

HUGHES SEGMENT

Our Products and Services

Our Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.  Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C (“dishNET”), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”) under the dishNET brand.  The Distribution Agreement provides that dishNET pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support its services.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Our Customers

Our Hughes segment delivers broadband Internet service to North American consumers.  It also provides satellite, wireline and wireless communication network products and services to enterprises in North America and managed network services and equipment to enterprises and broadband service providers worldwide.  In addition, our Hughes segment provides turnkey satellite ground segment systems to mobile system operators and point-to-multipoint microwave radio network systems that are used for cellular backhaul and broadband wireless access.

As of December 31, 2012 and 2011, our Hughes segment had approximately 659,000 and 626,000 customers, respectively, that subscribed to our consumer and small/medium enterprise service, HughesNet and dishNET services, and other reseller arrangements.  As of December 31, 2012 and 2011, we had $1.063 billion and $1.036 billion, respectively, of contracted revenue backlog. Our revenue backlog as of December 31, 2011 included $252 million related to EchoStar XVII, which was under construction in 2011.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Of the $1.063 billion of contracted backlog as of December 31, 2012, we expect to recognize approximately $391 million of revenue in 2013.

Our Competition

The network communications industry is highly competitive.  As a global provider of data network products and services, our Hughes segment competes with a large number of telecommunications service providers.  This increasingly competitive environment has put pressure on prices and margins.  To compete effectively, we emphasize, among other things, our network quality, our customization capability, our offering of networks as a turnkey managed service (rather than as an equipment sale), our position as a single point of contact for products and services and our competitive prices.

In our consumer market, we compete against traditional telecommunications and wireless carriers, as well as Digital Subscriber Line and cable Internet service providers offering competitive services in many communities we seek to serve.  Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer.  Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc. (“ViaSat Communications”), which is owned by ViaSat, Inc. (“ViaSat”).  To a lesser extent, we also compete with smaller satellite operators such as Spacenet, Inc., which is a subsidiary of Gilat Satellite Networks Ltd. (“Gilat”).  In addition, we face competition against established domestic carriers such as AT&T Corp., Verizon Communications Inc., and Sprint Corporation.  We seek to differentiate ourselves based on our service quality, proprietary technology, and distribution channels.

In our enterprise market, our principal competitors for the supply of very-small-aperture terminals (“VSATs”) satellite networks are Gilat, ViaSat, Newtec and iDirect Technologies (“iDirect”).  Gilat and Newtec offer a full line of broadband products and services for enterprise customers, while ViaSat and iDirect offer only broadband products.  To differentiate ourselves from our competitors, among other things, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer.  We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecom operators, cable companies and other major carriers.

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

With SPACEWAY 3 and EchoStar XVII and additional satellite capacity acquired from multiple third-party providers, we believe that we will have sufficient capacity to grow our consumer broadband business.  However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions.  Our relative competitive position is constantly changing as we and our competitors strive to improve our respective positions.  While our current competitive position provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

Manufacturing

Certain products in our Hughes segment are assembled at our facilities in Maryland and we outsource a significant portion of the manufacturing of our products to third parties.  We believe that the manufacturing facilities used by our Hughes segment have sufficient capacity to handle current demand.  We adjust our capacity based on our production requirements.  We also work with third-party vendors for the development and manufacture of components that are integrated into our products.  We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis.  Our operations group, together with our research and development group, works with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

ECHOSTAR SATELLITE SERVICES SEGMENT

Our Services

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI satellite launched in November 2012.  We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  EchoStar XVI is fully leased to DISH Network for the delivery of DTH broadcast services to DISH customers in the United States.  We expect to provide service to DISH Network on EchoStar XVI in the first quarter of 2013.  Our satellite capacity is currently used by our customers for a variety of applications:

•      DTH Services.  We provide satellite capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming.  Our satellites are also used for the transmission of live sporting events, Internet access, disaster recovery, and satellite news gathering services.

•      Government Services.  We provide satellite services and technical services to U.S. government service providers and directly to some state agencies.  We believe the U.S. government may increase its use of commercial satellites for homeland security, emergency response, continuing education, distance learning, and training.

•      Network Services.  We provide satellite capacity and provide terrestrial network services to companies.  These networks are dedicated private networks that allow delivery of video and data services for corporate communications.  Our satellites can be used for point-to-point or point to multi-point communications.

Our Customers

We provide satellite capacity on our satellite fleet primarily to DISH Network, but also to a small number of U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Currently, due to our limited customer base, we have unused satellite capacity.  For the years ended December 31, 2012, 2011 and 2010, DISH Network accounted for approximately 72.4%, 77.6% and 79.5% of our total EchoStar Satellite Services segment revenue.  We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.  While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  Our other satellite service sales generally are characterized by shorter-term contracts or spot market sales.

As of December 31, 2012 and 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.440 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of zero and $621 million, respectively.  Of the $1.440 billion of contracted backlog as of December 31, 2012, we expect to recognize approximately $251 million of revenue in 2013.

Our Competition

Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat, SES S.A. (“SES”), Telesat, and SatMex, in an industry that is characterized by long-term contracts and high costs for customers to change service providers.  Therefore, it will be difficult to displace customers from their current relationships with our competitors.  Intelsat and SES maintain key North American orbital slots that may further limit competition and competitive pricing.  In addition, our EchoStar Satellite Services segment could face significant competition from suppliers of terrestrial communications capacity, such as SES, Telesat and StarOne.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic development/acquisition opportunities, domestically and internationally.  We believe that investments in these types of opportunities, such as the Brazil DTH market, may allow us to increase our existing market share, expand into new markets, support the development of new satellite-delivered services, such as broadband Internet connectivity and mobile video services, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  With our extensive experience in designing, developing, and distributing digital set-top boxes and related products, we can leverage the broader adoption of advanced technologies within set-top boxes to create opportunities for us.  We believe that DTH satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH satellite service and broadband service providers.  Our available satellite capacity provides us, in certain cases, with the ability to initiate new services quickly.

In July 2012, we and DISH Network formed DISH Digital L.L.C. (“DISH Digital”), which is owned two-thirds by DISH Network and one-third by us.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III (1) (2)	ESS	October 1997	61.5	12
EchoStar VI (1)	ESS	July 2000	77	12
EchoStar VIII (1)	ESS	August 2002	77	12
EchoStar IX (1)	ESS	August 2003	121	12
EchoStar XII (1)(5)	ESS	July 2003	61.5	10
EchoStar XVI (1)	ESS	November 2012	61.5	15

Leased from Other Third Parties (3):
AMC-15	ESS	January 2005	105	10
AMC-16	ESS	February 2005	85	10
Nimiq 5 (1)	ESS	October 2009	72.7	15
QuetzSat-1 (1)	ESS	November 2011	77	10

Under Construction (owned) :
CMBStar	Other	Construction Suspended

(1)         See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our Related Party Transactions with DISH Network.

(2)         Fully depreciated and currently an in-orbit spare.

(3)         These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

(4)         Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(5)         Depreciable life represents the remaining useful life as of the date EchoStar XII was acquired from a third-party in 2005.

Recent Developments

In July 2012, we successfully launched EchoStar XVII, our next-generation, geostationary high throughput satellite that employs a multi-spot beam and “bent pipe” Ka-band architecture.  We introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012 utilizing EchoStar XVII.

In November 2012, we successfully launched our EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is fully leased to DISH Network for the delivery of DTH broadcast services to DISH customers in the United States.  We expect to provide service to DISH Network on EchoStar XVI in the first quarter of 2013.

In November 2012, we entered into an agreement with Arianespace, SA to launch multiple new satellites over a multi-year period, which will provide us with launch capacity and flexibility for our satellite program.

In 2008, we entered into a transponder service agreement with SES to lease all of the capacity on QuetzSat-1.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013.  See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; and therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy.  As a result of TWTA failures in previous years, including the most recent failures in February 2013, only 8 transponders are currently available for use.  Although these failures have impacted the commercial operation of the satellite, EchoStar III was fully depreciated in 2009.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, the solar array anomalies in 2010 impacted the commercial operation of the satellite.  EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft.  None of the anomalies in 2012 has further impacted the commercial operation or the estimated useful life of the satellite.  However, there can be no assurance that these anomalies or any future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  Prior to 2012, EchoStar VIII experienced several anomalies.  In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and one of the two on-board computers used to control the satellite to fail.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.  EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate EchoStar XII in spot beam mode.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII.

Leased Satellites

EchoStar I.  Prior to 2012, we leased EchoStar I from DISH Network.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly, which had no impact on the commercial operation of the satellite.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005.  AMC-15 is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity, which results in corresponding reductions in the related capital lease obligation and the carrying amount of the satellite.  During 2011, AMC-15 experienced solar-power anomalies, which caused a partial power loss that reduced its capacity.  As a result, the monthly recurring payment was reduced and the capital lease obligation and carrying amount of the satellite were each decreased by $20 million.  There can be no assurance that these anomalies or any future anomalies will not reduce AMC-15’s useful life or further impact its commercial operations.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005.  AMC-16 is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  As a result, the capital lease obligation and the carrying amount of the satellite were each decreased by $39 million.  As a result of prior period adjustments associated with satellite anomalies and depreciation expense recognized on the satellite, the net carrying amount of AMC-16 had been reduced to zero as of December 31, 2010.  In 2011 and in 2012, the monthly recurring payment for AMC-16 was further reduced due to the 2010 anomaly and additional solar power anomalies in 2012, resulting in reductions in the capital lease obligation of $7 million and $13 million, respectively.  Because the carrying amount of AMC-16 had been reduced to zero in 2010, these 2011 and 2012 adjustments to the capital lease obligation were recognized as gains in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). There can be no assurance that these anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

In 2008, we suspended construction of the CMBStar satellite.  In 2011, we determined that the carrying amount of the satellite was not recoverable and recognized a $33 million impairment to reduce the carrying amount of the satellite to its estimated fair value of $19 million.  We estimated fair value by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the amount we could realize should we deploy the satellite in a manner different from its original intended use.  We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite.  There can be no assurance that this satellite will not be further impaired in the future.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic, as well as some international, satellite and telecommunications operations and equipment businesses.  We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union (“ITU”), and certain foreign governments.  In addition, we are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the United States with respect to the export of telecommunications equipment and services.  Depending upon the circumstances, noncompliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

Regulations Applicable to Our Communications Operations

FCC Jurisdiction Over Satellite Operations

The Communications Act of 1934, as amended (the “Communications Act”) gives the FCC broad authority to regulate our satellite operations.  All commercial entities that use radio frequencies to provide communications services to, from or within the United States are subject to the jurisdiction of the FCC under the Communications Act.  Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

•      the assignment of satellite radio frequencies and orbital locations to specific services and companies, the licensing of satellites and earth stations, the granting of related authorizations, and the evaluation of the fitness of a company to be a licensee;

•      approval for the relocation of satellites to different orbital locations, the replacement of an existing satellite with a new satellite, and the authorization of specific earth stations to communicate with such newly relocated satellites;

•      ensuring compliance with the terms and conditions of assignments, licenses, authorizations, and approvals including required timetables for construction and operation of satellites;

•      avoiding harmful interference with other radio frequency emitters; and

•      ensuring compliance with other applicable provisions of the Communications Act, and FCC rules and regulations.

To obtain FCC licenses and authorizations for satellites and earth stations, satellite operators must satisfy enumerated legal, technical, and financial qualification requirements.  Once issued, these licenses and authorizations may be subject to a number of conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, implementation bonds, construction milestones, annual regulatory fees, and various reporting requirements.  Applications for new or modified satellites and earth stations are necessary for further development and expansion of satellites services and generally must be approved by the FCC in advance.  Necessary federal approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions which may be cumbersome.  The regulatory requirements are subject to periodic change in accordance with the provisions of the Administrative Procedures Act.

FCC Jurisdiction over Set-Top Box Operations.  Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements.  The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Separate Security Plug and Play.  U.S. cable companies are required by law to separate the security from the other functionality of their set-top boxes.  Set-top boxes used by DBS providers are not currently subject to this separate security requirement.  However, the FCC is currently considering a possible expansion of the requirement to set-top boxes.  The development of a retail market for cable set-top boxes could provide us with an opportunity to expand sales of set-top boxes and related equipment for use in non-DBS households.  The cable industry and consumer electronics companies have reached a “tru2way” commercial arrangement to resolve many of the outstanding issues related to this requirement.  We have licensed tru2way technology for use with cable set-top boxes. We cannot predict whether the FCC will impose rules on DBS providers that are based on cable “plug and play” rules or the concepts from the private tru2way commercial arrangement.  Complying with the separate security and other “plug and play” requirements would require potentially costly modifications to our set-top boxes and operations.  We cannot predict the timing or outcome of this FCC proceeding.  If the FCC were to extend or expand its separate security rules or the tru2way commercial arrangement to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted.

Foreign Administrations’ Jurisdiction Over Satellite Operations

Some of our satellites and earth stations are licensed in foreign jurisdictions.  In addition, to provide service to a foreign location from a U.S. satellite we may be required to obtain approvals from foreign administrative agencies.  The laws and regulations addressing access to satellite systems vary from country to country.  In certain countries, a license is required to provide our services and to operate satellite earth stations.  The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries.  In some countries, there may be restrictions on our ability to interconnect with the local switched telephone network.  In addition, in certain countries, there are limitations on the fees that can be charged for the services we provide.

Many countries permit competition in the provision of voice, data, or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country.  In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country.  In those cases, we may be required to negotiate for access to service or equipment provided by that monopoly entity, and we may not be able to obtain favorable rates or other terms.

Licenses, Authorizations and Contractual Rights for Satellite Capacity

Our spacecraft operations are subject to the licensing jurisdiction of, and conditions imposed by, among others, the FCC and any other government whose ITU filing we use for our satellites.  Such conditions may include, for example, implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, and launch and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network.

Duration of Satellite Licenses.  Generally speaking, all satellite licenses granted by the FCC and most foreign countries are subject to expiration unless extended by the relevant regulatory authority.  The term of each of our U.S. DBS licenses is 10 years, and our U.S. FSS licenses generally have 15-year terms.  Our licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible extension.  Generally, our satellite licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.

The earth station licenses we hold are granted for terms that vary significantly depending upon the jurisdiction in which they were obtained.  Some regulators also have granted periodic requests by us for special temporary authorizations to operate new or modified facilities on a temporary basis, or experimental authorizations that allow us to test and develop new equipment or new service capabilities on a limited basis.  There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.

Interference from Other Services Sharing Satellite Spectrum.  The FCC has adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band.  Several MVDDS systems are now being commercially deployed. Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

International Satellite Competition and Interference for Our DTH Video Satellites.  We have received authority to provide DBS service to the United States from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees.  DirecTV, Spectrum Five, and DISH Network have received similar authorizations to provide service to the United States from foreign orbital slots.  The possibility that the FCC will allow service to the United States from additional foreign slots may permit additional competition against us from other satellite providers.  In addition, a number of administrations, such as the United Kingdom and The Netherlands, have requested to allow satellite systems to have access to orbital locations serving the United States close to our licensed slots.  Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such “tweener” operations are approved by the FCC.

Telecommunications Regulation

We are required to contribute a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers.  This percentage is set each calendar quarter by the FCC.  Current FCC rules permit us to pass this Universal Service Fund contribution through to our customers.  The FCC also requires broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”).  CALEA generally requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.  In addition, as a provider of interconnected VOIP services, we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that impair the installation and use of VSATs and other consumer satellite dishes, our businesses nonetheless may be subject to state and local regulation, including, among others, zoning regulations that affect the ability to install these consumer satellite earth station antennas.

International Regulation

We are subject to regulation by the ITU and our satellites must be registered in the United Nations (“UN”) Registry of Space Objects.

The International Telecommunication Union Frequency Registration.  The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU.  The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location.  These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite.  On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellites networks we may build or acquire.  The FCC and ANATEL, the Brazilian regulatory authority have also filed, or may soon file, requests on our behalf for modification of the ITU Region 2 BSS and BSS Feeder Link plans relating to certain of our DBS satellites.  In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the BSS plan are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis.  If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.  We cannot be sure of the successful outcome of these ITU processes.  We have cooperated, and will continue to cooperate, with the filing nation in the preparation of ITU filings, coordination of our operations in accordance with the relevant ITU obligations, and responses to relevant ITU inquiries.

Registration in the UN Registry of Space Objects.  The United States and other jurisdictions in which we license satellites are parties to the UN Convention on the Registration of Objects Launched into Outer Space.  The UN Convention requires a satellite’s launching state to register the satellite as a space object.  The act of registration carries liability for the registering country in the event that the satellite causes third party damage.  Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite.  In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.  There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

Export Control Regulation

In the operation of our business, we must comply with all applicable export control and economic sanctions laws and regulations of the U.S. and other countries.  Applicable U.S. laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

The export of certain hardware, technical data, and services relating to satellites and the supply of certain ground control equipment, technical services and data, and satellite communication/control services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls, under the ITAR and is subject to strict export control and prior approval requirements.  Other items are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the EAR.  For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the U.S.  In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  We are also subject to the Foreign Corrupt Practices Act, which generally prohibits companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

Environmental Regulation

We are subject to the requirements of federal, state, local, and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, water discharge, waste management, hazardous chemicals and product disposal, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”).  Under the RCRA, our Hughes segment is considered a small quantity generator.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage, and Toxic Chemical Release.  We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.  We are also subject to the requirements of other environmental and occupational safety and health laws and regulations.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.  We do not expect capital or other expenditures for environmental compliance to be material in 2013.  However, environmental requirements are complex, change frequently, and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

We believe that our patents are important to our business.  We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage.  We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware, and other technology remaining trade secrets and/or subject to copyright protection.  Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors and certain customers and other business partners.

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

We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.  See “Item 3 — Legal Proceedings.”

RESEARCH AND DEVELOPMENT AND ENGINEERING

We have a skilled and multi-disciplined engineering organization that develops our products and services.  Our in-house technological capability includes a wide range of skills required to develop the system, hardware, software, and firmware used in our products and services.  In addition, over the past 30 years, we have pioneered numerous advances in the area of wireless communication systems, techniques and methodologies, television broadcasting, video placeshifting, video copy protection, and digital video recording.

With respect to hardware development, we have skill sets that include complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs, and sophisticated consumer and system level packaging designs.  We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and wireless handsets.

As a complement to our hardware development, we have extensive experience in designing reliable, real time, embedded software systems as part of our communication systems and services offerings.  For example, our broadband product line for the enterprise market supports an extensive range of protocols for data communications.  Our engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system, and ultimately training the customers’ technicians and operators.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2012, 2011 and 2010, see Note 17 in the Notes to our Consolidated Financial Statements in Item 15 of this report.  See “Item 1A — Risk Factors” for information regarding risks attendant to our foreign operations.

EMPLOYEES

As of December 31, 2012, we had approximately 4,000 employees and generally consider relations with them to be good.  In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network.  See “Certain Intercompany Agreements — Management Services Agreement and Professional Services Agreement” set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”  Other than 72 of our employees located in Italy and Brazil, none are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

We have adopted a written code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on our corporate website at http://www.echostar.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401 (b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	59	Chairman
Michael T. Dugan	64	Chief Executive Officer, President and Director
David J. Rayner	55	Executive Vice President and Chief Financial Officer
Mark W. Jackson	52	President, EchoStar Technologies L.L.C.
Anders N. Johnson	55	President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	66	President, Hughes Communications, Inc. and Director
Steven B. Schaver	58	President, EchoStar International Corporation
Kenneth G. Carroll	57	Executive Vice President, Corporate and Business Development
Sandi L. Kerentoff	59	Executive Vice President, Global Human Resources
Roger J. Lynch	50	Executive Vice President, Advanced Technologies
Dean A. Manson	46	Executive Vice President, General Counsel and Secretary

Charles W. Ergen.  Mr. Ergen has served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007.  Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009.  Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries.

Michael T. Dugan.  Mr. Dugan has served as our Chief Executive Officer and President since November 2009.  Mr. Dugan has also served as a member of our Board of Directors since our formation in 2007.  Mr. Dugan served as a senior advisor to EchoStar from January 1, 2008 until November 2009.  From May 2004 to December 2007, he was a director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time.  Mr. Dugan served as a director of Frontier Corporation from October 2006 until November 2009.

David J. Rayner.  Mr. Rayner has served as our Executive Vice President and Chief Financial Officer since December 2012.  From November 2011 to November 2012, Mr. Rayner served as Chief Financial Officer of Tendril Networks, Inc., a Boulder, Colorado software company.  Mr. Rayner served as our Chief Financial Officer from June 2010 to November 2011 and served as our Chief Administrative Officer from January 2008 to June 2010. Prior to that, Mr. Rayner served as Executive Vice President of Installation and Service Networks of DISH Network and had previously held the position of Chief Financial Officer of DISH Network from December 2004 to September 2006.  Before joining DISH Network in December 2004, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom in Denver, beginning in June 1998.

Mark W. Jackson.  Mr. Jackson has served as President of EchoStar Technologies L.L.C. since 2004 and oversees all day to day operations of our EchoStar Technologies segment.  Mr. Jackson served as President of EchoStar Technologies Corporation from June 2004 through December 2007.

Anders N. Johnson.  Mr. Johnson has served as President of EchoStar Satellite Services L.L.C. since June 2011.  Mr. Johnson was most recently at SES World Skies where he served as Senior Vice President of Strategic Satellite Development.  Mr. Johnson joined SES GLOBAL after the combination of GE Americom and SES GLOBAL in 2001.  Prior to SES GLOBAL, Mr. Johnson worked at GE Capital beginning in 1985 in a variety of executive level roles in Satellite Services, Aviation Services, and Transportation & Industrial Financing.

Pradman P. Kaul.  Mr. Kaul has served as President of Hughes Communications, Inc. (“Hughes Communications”) since its formation in February 2006.  Mr. Kaul has also served as a member of our Board of Directors since August 2011.  Mr. Kaul also served as a member of the board of directors of Hughes Communications from February 2006 until June 2011.  Previously, Mr. Kaul also served as the Chief Operating Officer, Executive Vice President and

Director of Engineering of Hughes Network Systems, LLC (“HNS” and, together with Hughes Communications, “Hughes”), a wholly owned subsidiary of Hughes Communications.  Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley.  Mr. Kaul has been inducted as a member of the National Academy of Engineering.

Steven B. Schaver.  Mr. Schaver has served as President of EchoStar International Corporation since April 2000.  Mr. Schaver served as DISH Network’s Chief Financial Officer and Chief Operating Officer from 1996 to 2000.

Kenneth G. Carroll.  Mr. Carroll has served as our Executive Vice President, Corporate and Business Development since December 2012. Mr. Carroll served as our Executive Vice President and Chief Financial Officer from November 2011 to November 2012. Mr. Carroll, a 20-year veteran in the satellite TV and satellite broadband industry, served as Chief Operating Officer of EchoStar Satellite Services from August 2010 to June 2011, and as Executive Vice President, Business Development and International, of EchoStar Corporation from June 2011 to November 2011.  Prior to joining EchoStar, from 2003 to 2010, Mr. Carroll served as President and Chief Operating Officer of WildBlue Communications, Inc., a nationwide satellite broadband company.  In addition, Mr. Carroll previously served as Chief Financial Officer for Liberty Satellite & Technology and DTH satellite TV provider PrimeStar.

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

Roger J. Lynch.  Mr. Lynch has served as our Executive Vice President, Advanced Technologies L.L.C. since November 2009.  Mr. Lynch has also served as Executive Vice President, Advanced Technologies at DISH Network since November 2009. He has also served as Chief Executive Officer of DISH Digital Holding L.L.C. since July 2012.  Prior to joining EchoStar, Mr. Lynch served as Chairman and Chief Executive Officer of Video Networks International, Ltd., an IPTV technology company in the United Kingdom from 2002 through 2009.

Dean A. Manson.  Mr. Manson has served as our Executive Vice President, General Counsel and Secretary since November 2011, and is responsible for all legal and government affairs of EchoStar Corporation and its subsidiaries.  Mr. Manson joined Hughes Network Systems, LLC in 2000 from the law firm of Milbank, Tweed, Hadley & McCloy, where he focused on international project finance and corporate transactions, and was appointed General Counsel of Hughes Communications in 2004.  Mr. Manson received a Bachelor of Science in Engineering from Princeton University and a Juris Doctorate from Columbia University School of Law.

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

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 49.5%, 59.9% and 82.5% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  Any reduction in sales to DISH Network or in the prices it pays for the products and services it purchases from us could have a significant negative impact on our business.  In addition, because a significant portion of our revenue is derived from DISH Network, our success also depends to a significant degree on the continued success of DISH Network in attracting new subscribers, marketing programming packages, and other services and features to subscribers that will result in the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners, and other advanced technology.  If DISH Network’s gross subscriber additions are adversely affected by the sustained economic weakness in the U.S., or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network.  In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations, and financial position.

As previously disclosed by DISH Network, in May 2012, Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and its wholly owned subsidiary, DISH Network, L.L.C., in the U.S. District Court for the Central District of California, alleging that certain services provided by DISH Network, including Slingbox functionality infringe their copyrights and breach their carriage contracts.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.

In addition, the timing of orders for digital set-top boxes from DISH Network could vary significantly depending on equipment promotions offered to its subscribers, changes in technology, and its use of remanufactured digital set-top boxes, which may cause our revenue to vary significantly quarter over quarter and could expose us to the risks of inventory shortages or excess inventory.  These inventory risks are particularly acute during product end-of-life transitions in which a new generation of digital set-top boxes is being deployed and inventory of older generation digital set-top boxes is at a higher risk of obsolescence.  This in turn could cause our operating results to fluctuate significantly.  Furthermore, because of the maturing and competitive nature of the digital set-top box business, the limited number of potential new customers, and the short-term nature of our purchase orders with DISH Network, we could in the future experience downward pricing pressure on our digital set-top boxes sold to DISH Network, which in turn would adversely affect our gross margins and profitability.

DISH Network is currently our primary customer of digital set-top boxes and digital broadcast operation services.  These products and services are provided pursuant to contracts that expire on December 31, 2014 and December 31, 2016, respectively.  Thereafter, if we are unable to extend those contracts on similar terms with DISH Network, or if we are otherwise unable to obtain acceptable replacement contracts from third parties following a termination by DISH Network, there could be a significant adverse effect on our business, results of operations, and financial position.

There are a relatively small number of potential new customers for our digital set-top boxes, satellite services, and digital broadcast operations, and we expect this customer concentration to continue for the foreseeable future.  If we lose DISH Network as a customer, it will be difficult for us to replace, in whole or in part, our historical revenues from DISH Network and we have had limited success in attracting such potential new customers in the past. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers.  In addition, we may, from time to time, enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer.  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

A significant portion of our revenue comes from providers of pay-TV services that in turn derive a substantial majority of their revenue from residential customers whose spending is affected by economic uncertainty.  Our business also depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services.  The U.S. and world economy experienced significant slowdown and other weaknesses in the past few years, and the economic environment may continue to be unfavorable in the future.  Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment, and other factors that may adversely affect our customers and the telecommunications industry.  In particular, the weak economic conditions may result in the following:

•      Decreased Demand and Increased Pricing Pressure.  Subscribers to pay-TV services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay-TV providers that include set-top box equipment manufactured by us.  Increased pricing pressures may result in reduced margins for pay-TV providers, including DISH Network and may reduce demand for high-end digital set top boxes on which we earn higher gross margins.  Furthermore, pay-TV providers may increasingly look to make purchases from foreign set-top box suppliers with lower-priced products as their customers become more cost-sensitive in making purchase decisions as a result of weak economic conditions.  In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies, and intense price competition.  If the U.S. and world economic conditions continue to be volatile or deteriorate further or if the telecommunications industry experiences future weakness, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

•      Excess Inventories and Satellite Capacity.  There is an increased risk of having excess and obsolete inventories as a result of possible lower demand for pay-TV services and the resultant lower demand for digital set-top boxes from pay-TV providers.  We may also have excess satellite capacity resulting from possible decreased demand for pay-TV services and other services utilizing satellite transmission.

•      Increased Impairment Charges.  Sustained economic weakness could result in substantial future impairment charges relating to, among other things, satellites, regulatory authorizations, goodwill and intangibles, and our debt and equity investments.

Our future financial performance depends in part on our ability to penetrate new international markets for digital set-top boxes.

We believe that to grow our digital set-top box revenue and business and to diversify our customer base, we must expand the sales of our digital set-top boxes in new international markets.  Our products were initially designed for, and have been deployed mostly by, providers of satellite-delivered digital television.  Our sales of digital set-top boxes to providers of digital television other than providers of satellite-delivered digital television have not been significant and we have had limited success in selling our digital set-top boxes internationally.  To succeed in these sales efforts, we believe we must develop and manage new relationships with cable operators and other providers of digital television in international markets.  If we do not succeed in our efforts to sell to these target markets and customers and deal with these challenges in our international operations, the size of our total potential market may be limited.  This, in turn, would harm our ability to grow our customer base and revenue.

The digital set-top box industry is extremely competitive.  We expect to continue to face competition from new market entrants.

The digital set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing. Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the U.S. for many years.  These competitors include Arris, Cisco, Pace and Technicolor.  In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products.  We also expect additional competition in the future from new and existing companies that do not currently compete in the market for set-top boxes.  The entry of these new competitors may result in increased pricing pressure in the market.  If market prices are substantially reduced by such new entrants, our business, financial condition or results of operations could be materially adversely affected.  In particular, it may be difficult for us to make profitable sales in international markets where these new competitors are present and in which we have not previously made sales of set-top boxes.  As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business.  We also face competition from set-top boxes that have been internally developed by digital video providers.  If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants.  Any of these competitive threats, alone or in combination with others, could harm our business, operating results and financial condition.

Furthermore, our customers face competition from providers of digital media, including companies that offer online services distributing movies, television shows and other video programming.  As technologies develop, other means of delivering information and entertainment to television viewers are evolving.  To the extent that these technologies compete successfully against our customers for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected.  As a result, demand for our satellite television digital set-top boxes could decline and we may not be able to sustain our current revenue levels.

We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

We compete against larger, well-established satellite service companies, such as Intelsat, SES and Telesat.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance.  Our EchoStar Satellite Services segment also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

The network communications market is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite broadband and network providers.

In our consumer market, we face competition primarily from Digital Subscriber Line (“DSL”), and cable Internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services in competition with ours in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  Our primary competitor for consumer satellite Internet access services is ViaSat Communications, which is owned by ViaSat.  There can be no assurance that our product offerings will remain competitive with those of ViaSat Communications.

In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  The enterprise network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable Internet build-out.  It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set-top boxes to DISH Network and increased competitive pricing pressure.  Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors.  If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenues and gross margin may be negatively affected, which will harm our financial position and results of operations.

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

We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties.

We currently have unused satellite capacity in our EchoStar Satellite Services segment.  While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity.  If we are unable to lease our satellite capacity to third parties, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 or EchoStar XVII satellites.  If future demand does not meet our expectations, we will be committed to maintaining excess satellite capacity for which we will have no, or insufficient, revenues to cover our costs, which would have a negative impact on our margins and results of operations.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 or EchoStar XVII may be unavailable to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America.  In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and EchoStar XVII are unable to satisfy the associated demand.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•      Components.  A limited number of suppliers and in some cases a single supplier manufacture some of the key components required to build our products.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components.  We do not generally maintain long-term agreements with any of our suppliers or subcontractors for our products.  An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our digital set-top boxes on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduce revenues and income.

•      Commodity Price Risk.  Fluctuations in pricing of raw materials have the ability to affect our product costs.  To the extent that component pricing does not decline or increases, whether due to inflation, increased demand, decreased supply or other factors, we may not be able to pass on the impact of increasing raw materials prices or labor and other costs, to our customers, and we may not be able to operate profitably.  Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

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

Our operations outside the U.S. accounted for approximately 23.0%, 19.3% and 14.5% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  We expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations.  Over the last 20 years, our Hughes segment has sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•      Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties.

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

•      Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenues; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for “free”, which may impact our revenue.  In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

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

We have entered into certain strategic transactions and investments in North and South America, Asia and elsewhere.  These investments involve a high degree of risk and could diminish our ability to fund share repurchase program, invest capital in our business or return capital to our shareholders.  The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.  These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources.  If our investments suffer losses, our financial condition could be materially adversely affected.  In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

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

We may not be able to generate cash to meet our debt service needs or fund our operations.

Hughes Satellite Systems Corporation (“HSS”), our wholly owned subsidiary that, together with its subsidiaries, operates our Hughes segment and our EchoStar Satellite Services segment, has incurred significant indebtedness.  HSS currently has outstanding $1.1 billion of senior secured notes (the “Secured Notes”) and $900 million of senior unsecured notes (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”).  HSS’ ability to make payments on or to refinance its indebtedness and to fund its operations will depend on its ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  HSS may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  HSS may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable HSS to service its indebtedness or to fund its operations or other liquidity needs. If HSS is unable to generate sufficient cash, it may be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital.  HSS may not be able to affect any of these remedies on satisfactory terms, or at all. The indentures governing the Notes also limit HSS’ ability to dispose of assets and use the proceeds from such dispositions.  Therefore, HSS may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner it may otherwise prefer.

In addition, weakness in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Covenants in HSS’ indentures restrict its business in many ways.

The indentures governing the Notes contain various covenants, subject to certain exceptions, that limit HSS’ ability and/or its restricted subsidiaries’ ability to, among other things:

•      pay dividends or make distributions on HSS’ capital stock or repurchase HSS’ capital stock;

•      incur additional debt;

•      make certain investments;

•      create liens or enter into sale and leaseback transactions;

•      merge or consolidate with another company;

•      transfer and sell assets;

•      enter into transactions with affiliates; and

•      allow to exist certain restrictions on the ability of certain subsidiaries of HSS to pay dividends, make distributions, make other payments, or transfer assets to HSS or its subsidiaries.

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on HSS’ business or prospects. If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes.  HSS and certain of its subsidiaries have pledged a significant portion of their assets as collateral under the indenture governing the Secured Notes.  If HSS does not have enough cash to service its debt or fund other liquidity needs, it may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital.  We cannot assure you that any of these remedies can be effected on commercially reasonable terms or at all.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have agreements limiting their ability to work for or consult with competitors if they leave us, we generally do not have employment agreements with them.  To the extent Mr. Ergen or other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

RISKS RELATED TO OUR SATELLITES

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators as a result of various factors, such as satellite design and manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent anomalies from occurring and may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenues as well as our relationship with current customers and our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenues.  Historically, we generally have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures, whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges.

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

Furthermore, the satellite coordination process is conducted under the guidance of the ITU radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral (“SS/L”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

If we are unable to properly respond to technological changes, our business could be significantly harmed.

Our business and the markets in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product and service introductions and enhancements.  If we or our suppliers are unable to properly respond to or keep pace with technological developments, fail to develop new technologies, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, our existing products and services may become obsolete and demand for our products and services may decline.  Even if we keep up with technological innovation, we may not meet the demands of the markets we serve.  Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. If we are unable to respond to or keep pace with technological advances on a cost-effective and timely basis, or if our products, applications or services are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

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

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

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

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  For example, in February 2012, ViaSat and its subsidiary ViaSat Communications filed a lawsuit in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII.  ViaSat alleges, among other things, that SS/L infringes four different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII and other satellites.  While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of the EchoStar XVII satellite.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.  Please see further discussion under Item 1.  Business — Patents and Trademarks of this Annual Report on Form 10-K.

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

We rely on network and information systems and other technologies and a disruption, cyber attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Our networks and those of our third-party service providers and our customers may be vulnerable to these attacks and unauthorized access.  Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.  We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures.  For example, set-top boxes may contain software “bugs” that can unexpectedly interfere with their operation.  Defects may also occur in components and products that we purchase from third parties.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end users; and (vii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

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

Our business depends on FCC and other licenses that can expire or be revoked or modified and applications for FCC and other licenses that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.  If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

In addition, third parties have or may oppose some of our license applications and pending and future requests for extensions, modifications, waivers and approvals of our licenses.  Even if we have fully complied with all of the required reporting, filing and other requirements in connection with our authorizations, it is possible a regulator could decline to grant certain of our applications or requests for authority, or could revoke, terminate, condition or decline to modify, extend or renew certain of our authorizations or licenses.

Our ability to sell our digital set-top boxes to other operators depends on our ability to obtain licenses to use the conditional access systems utilized by these other operators.

Our commercial success in selling our digital set-top boxes to cable television and other operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes.  In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the system operator with its set-top boxes.  We cannot assure you that we will be able to obtain required licenses on commercially favorable terms, or at all.  If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable or other television operators.  Our failure to obtain a license to use the conditional access systems that we may require to develop or commercialize our digital set-top boxes with cable television or other operators, in turn, would harm our ability to grow our customer base and revenue.

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

As a provider of telecommunications services in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenues from telecommunications services, to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers.  This percentage is set each calendar quarter by the FCC.  Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

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

OTHER RISKS

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 51.5% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 79.5% of the total voting power.  Mr. Ergen’s beneficial ownership of us excludes 6,646,648 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 14.3% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 12.9% of our total voting power.  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•      Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network and us.  The executive officers and the members of our Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.  Furthermore, Charles W. Ergen, our Chairman, and Roger J. Lynch, our Executive Vice President, Advanced Technologies, are employed by both DISH Network and us.

•      Intercompany agreements related to the Spin-off.  We entered into agreements with DISH Network pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to

us.  In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

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

•      Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  In addition, pursuant to a distribution agreement, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment’s broadband Internet service under the dishNET brand which could compete with sales by our Hughes segment.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Except for the DISH Digital joint venture agreements which, subject to certain exceptions, limit DISH Networks and our ability to operate an IPTV service other than that operated by DISH Digital, we do not have any agreements with DISH Network that would prevent us from competing with each other.  However, many of our potential customers have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

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

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  As the Company grows and changes, we continue to integrate accounting and operating systems, as well as policies, processes, people, technology and operations for the Company.  Management continues to evaluate our internal control over financial reporting as we execute integration activities.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  If in the future we are unable to report that our internal control over financial reporting is effective (or if our auditors do not agree with our assessment of the effectiveness of, or are unable to express an opinion on, our internal control over financial reporting), investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and our stock price may suffer.

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

DISH Network and its affiliates are currently obligated to provide certain of these functions to us pursuant to the management services agreement and the professional services agreement between us and DISH Network.  See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.  If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively.  In addition if, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost-effectively, our operations may be disrupted and our profitability may decline.

Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

We acquired Hughes Communications on June 8, 2011.  Achieving the expected benefits of the Hughes Acquisition will depend in part on our ability to integrate Hughes Communications’ operations, technology and personnel in a timely and efficient manner.  We have incurred substantial direct transaction costs associated with the Hughes Acquisition, and will incur additional costs associated with consolidation and integration of operations.  The integration of Hughes Communications is complex, time-consuming, and expensive, and may disrupt our business or result in the loss of our or Hughes Communications’ customers or key employees or the diversion of our management’s attention.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.  This may result in the diversion of management and financial resources from our core business objectives.  There can be no assurance that the integration will be completed as quickly as we expect or that the Hughes Acquisition will achieve its expected benefits.  Moreover, issues arising from the integration of EchoStar and Hughes Communications, including, among others, differences in corporate culture, may affect our ability to retain technically skilled employees of either company.  If we are unable to attract and retain technically skilled employees, we may not be able to respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.

If the total costs of the Hughes Acquisition exceed our estimates or if the expected benefits of the Hughes Acquisition do not exceed the total costs of the Hughes Acquisition, our business, financial condition and results of operations could be materially adversely affected.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.              UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our EchoStar Technologies segment (“ET”), Hughes segment (“Hughes”), EchoStar Satellite Services segment (“ESS”) and Other segment.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (3) (4)	Segment(s)	Leased/ Owned	Function
Foster City, California	ET	Leased	Engineering and data center
Superior, Colorado	ET	Leased	Engineering offices
Atlanta, Georgia	ET	Leased	Engineering offices
Atlanta, Georgia (1)	ET	Leased	Micro digital broadcast operations center
Jackson, Mississippi (1)	ET	Leased	Micro digital broadcast operations center
St. Louis, Missouri (1)	ET	Leased	Micro digital broadcast operations center
New York, New York	ET	Leased	Engineering and sales offices
American Fork, Utah	ET	Leased	Engineering offices
Bangalore, India	ET	Leased	Engineering office
Kharkov, Ukraine	ET	Leased	Engineering office
Steeton, England	ET	Owned	Engineering office
Almelo, The Netherlands	ET	Owned	Engineering offices and warehouse
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Barueri, Brazil (1)	Hughes	Leased	Shared hub
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Griesheim, Germany (1)	Hughes	Leased	Shared hub, operations, administrative offices and warehouse
Gurgaon, India (1) (2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Gilbert, Arizona (1)	ET/ESS	Owned	Digital broadcast operations center
Kankakee, Illinois (1)	ET/ESS	Owned	Regional digital broadcast operations center
Monee, Illinois (1)	ET/ESS	Owned	Regional digital broadcast operations center
Orange, New Jersey (1)	ET/ESS	Owned	Regional digital broadcast operations center
New Braunfels, Texas (1)	ET/ESS	Owned	Regional digital broadcast operations center
Mt. Jackson, Virginia (1)	ET/ESS	Owned	Regional digital broadcast operations center
Winchester, Virginia (1)	ET/ESS	Owned	Regional digital broadcast operations center
Spokane, Washington (1)	ET/ESS	Owned	Regional digital broadcast operations center
Cheyenne, Wyoming (1)	ET/ESS	Owned	Digital broadcast operations center
Baker, Montana (1)	ESS	Leased	Spacecraft autotrack operations center
Black Hawk, South Dakota (1)	ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado	ET/ESS/Other	Owned	Corporate headquarters, engineering offices
Englewood, Colorado (5)	Other	Owned	Lease to DISH Network
Littleton, Colorado (5)	Other	Owned	Lease to DISH Network

(1)         We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)         These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)         We have multiple gateways (25) throughout the Western part of the U.S. that support the SPACEWAY 3 and EchoStar XVII satellites.

(4)         In addition to the above properties, we lease rack and roof top space in 210 designated market areas throughout the U.S. to collect and broadcast local channels that are used by the ET segment.

(5)         See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our Related Party Transactions with DISH Network.

Item 3.         LEGAL PROCEEDINGS

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed a suit against EchoStar Corporation and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.” DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (“Cyberfone”) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone voluntarily dismissed the action against us and DISH Network L.L.C. without prejudice, and the matter is now concluded.

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against our wholly-owned subsidiary, Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of a Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

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

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court denied that motion.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.

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

Joao Control & Monitoring Systems

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirectly wholly owned subsidiary, as well as ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During 2011, the case was transferred to the Northern District of California. On February 5, 2013, the case was dismissed by the plaintiff without prejudice.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirectly wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-PRO HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.  On August 14, 2012, the Court entered an order granting Sling’s motion for summary judgment of non-infringement.  On December 21, 2012, the Court entered final judgment in Sling’s favor.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirectly wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sub licensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed a suit against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada.  The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees’ Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado.  The complaint similarly alleges that that the March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.  We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Sling Media v. Monsoon Multimedia Inc. and Belkin International Inc.

On January 7, 2013, our indirectly wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia Inc. and Belkin International Inc. in the United States District Court for the Northern District of Texas, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.”

We intend to vigorously litigate this case.  We cannot predict with any degree of certainty the outcome of the suit.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against EchoStar’s wholly owned subsidiary Sling Media, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against our indirectly wholly owned subsidiary Hughes Network Systems, LLC, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend these cases.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar Corporation, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.” Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and DISH Network L.L.C. entered into a settlement agreement with Vigilos under which we and DISH Network L.L.C. made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of our business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.                       MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “SATS.”  The high and low closing sale prices of our Class A common stock during 2012 and 2011 on the Nasdaq Global Select Market (as reported by Nasdaq) are set forth below.

2012	High	Low
First Quarter	$32.18	$20.94
Second Quarter	$29.52	$25.30
Third Quarter	$30.35	$25.65
Fourth Quarter	$34.86	$28.40

2011	High	Low
First Quarter	$37.85	$25.47
Second Quarter	$37.62	$32.00
Third Quarter	$38.36	$21.36
Fourth Quarter	$26.80	$20.35

As of February 11, 2013, there were approximately 10,665 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 11, 2013, 41,040,391 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 6,646,648 were held in a trust for members of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, and other factors the Board of Directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time.  See further discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through December 31, 2013.  During the years ended December 31, 2012 and 2011, we did not repurchase any common stock under this plan.  During the year ended December 31, 2010, we repurchased 34,000 shares of our Class A common stock for $605,000.

Item 6.                       SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2012 have been prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”). As a result, Hughes became a new segment and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition.  Therefore, our financial position as of December 31, 2012 is not comparable to our financial positions as of December 31, 2010, 2009 and 2008, and our results of operations for the year ended December 31, 2012 are not comparable to our results of operations for the years ended December 31, 2011, 2010, 2009 and 2008.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of the Hughes Acquisition.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 2012, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data:	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Revenue	$3,121,704	$2,761,431	$2,350,369	$1,903,559	$2,150,520
Total costs and expenses	3,021,818	2,680,593	2,208,044	1,898,667	2,791,114
Operating income (loss)	$99,886	$80,838	$142,325	$4,892	$(640,594)

Net income (loss) attributable to EchoStar	$211,048	$3,639	$204,358	$364,704	$(958,188)

Basic and diluted net income (loss) attributable to EchoStar	$211,048	$3,639	$204,358	$364,704	$(958,188)
Basic weighted-average common shares outstanding	87,150	86,223	85,084	85,765	89,324
Diluted weighted-average common shares outstanding	87,959	87,089	85,203	86,059	89,324
Basic net income (loss) per share attributable to EchoStar	$2.42	$0.04	$2.40	$4.25	$(10.73)
Diluted net income (loss) per share attributable to EchoStar	$2.40	$0.04	$2.40	$4.24	$(10.73)

	As of December 31,
Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,547,565	$1,696,442	$1,130,900	$829,162	$828,661
Total assets	$6,600,233	$6,543,737	$3,842,020	$3,468,068	$2,889,799
Total debt and capital lease obligations	$2,488,499	$2,528,654	$406,570	$439,399	$338,862
Total stockholders’ equity	$3,150,227	$3,051,626	$3,013,190	$2,664,850	$2,211,586

	For the Years Ended December 31,
Cash Flow Data:	2012	2011	2010	2009	2008
	(In thousands)
Net cash flows from:
Operating activities	$505,149	$447,018	$404,015	$196,276	$118,048
Investing activities	$(346,781)	$(1,888,045)	$(238,558)	$(114,278)	$(569,742)
Financing activities	$(43,976)	$1,913,547	$(46,973)	$(83,135)	$435,079

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

EchoStar Corporation (together with its subsidiaries is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We currently operate in three business segments: the EchoStar Technologies segment, the Hughes segment, and the EchoStar Satellite Services segment.

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology allows consumers to watch and control their home digital video and audio content via a broadband Internet connection.  A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries (“DISH Network”), but we also sell digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) in Mexico and other international customers.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  Therefore, our results of operations are, and will be closely linked to the performance of DISH Network’s pay-TV service.  In January 2012, we entered into a receiver agreement with DISH Network (the “2012 Receiver Agreement”), expiring on December 31, 2014, pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at cost (decreasing as we reduce cost and increasing as our costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be decreased if these costs increase.

While we also expect to sell equipment to other customers, the number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including joint ventures. Thus, our efforts in expanding our digital set-top box business are focused on international markets and we are not actively seeking set-top box opportunities with United States cable operators.  Over the years, we have noticed an increase in new market entrants that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors.  The entry of these new competitors may result in pricing pressure in international markets that we hope to enter.  If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

make profitable sales in international markets.  As a result, our ability to generate revenue and income growth in future periods depends greatly on our success in entering the international markets.

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products, including Internet delivery of video content, whole-home HD DVR receiver and MPEG-4 digital compression technology, to our customers.  Our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors.  The margins we earn on sales are determined largely through periodic negotiations that could result in pricing reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.  Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies segment.  However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing. If we do not compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects could be diminished.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  The Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services. Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C (“dishNET”), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”). dishNET pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of its service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

As of December 31, 2012 and 2011, our Hughes segment had approximately 659,000 and 626,000 customers, respectively, that subscribed to its small/medium enterprise service, HughesNet and dishNET services and other reseller arrangements.  As of December 31, 2012 and 2011, we had $1.063 billion and $1.036 billion, respectively, of contracted revenue backlog.  Our revenue backlog as of December 31, 2011 included $252 million related to EchoStar XVII, which was under construction in 2011.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

market.  Of the $1.063 billion of revenue backlog as of December 31, 2012, we expect to recognize approximately $391 million of revenue in 2013.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  Accordingly, we may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, Inc.  In addition, we focus on expanding our enterprise business, both domestically and internationally.  However, the growth of the enterprise business relies heavily on global economic conditions.

Acquisition of Hughes Communications, Inc.  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”).  In connection with the acquisition of Hughes Communications (the “Hughes Acquisition”), we recorded $504 million of goodwill, which was assigned to reporting units of the Hughes segment (“Hughes goodwill”).  During the second quarter of 2012, we performed step one of our annual two-step test of impairment of such goodwill.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step-two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business forecasts and market-based assumptions during that period, the estimated fair values and carrying amounts of our reporting units (which reflect fair value measurements on the acquisition date) had not changed significantly from the acquisition date.  Consequently, the estimated fair values of our reporting units did not exceed their corresponding carrying amounts by a substantial amount.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss. Based on review and assessment of the business as of December 31, 2012, no “triggering” events were identified that indicated that the Hughes goodwill was impaired as of December 31, 2012. See Note 9 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our goodwill. Also, see Item 1A.  “Risk Factors” for information about the risks related to the Hughes Acquisition.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI launched in November 2012.  We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  Possible adverse effects on the EchoStar Technologies segment from DISH Network’s possible decline in gross subscriber additions are not expected to materially impact the revenue generated within the EchoStar Satellite Services segment in the near term.  As of December 31, 2012 and 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.440 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of zero and $621

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

million, respectively.  Of the $1.440 billion of contracted backlog as of December 31, 2012, we expect to recognize approximately $251 million of revenue in 2013.

While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally.  We believe that investments in these types of opportunities, such as the Brazil DTH market, may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  With our extensive experience in designing, developing, and distributing digital set-top boxes and related products, we can leverage the broader adoption of advanced technologies within set-top boxes to create opportunities for us.  We believe that DTH satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH satellite service and broadband service providers.  Our available satellite capacity provides us, in certain cases, with the ability to initiate new services quickly.

In July 2012, we and DISH Network formed DISH Digital L.L.C. (“DISH Digital”), which is owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets, including goodwill associated with our acquisition of certain assets of Move Networks, Inc. in 2010 (See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our acquisition of Move Network, Inc.), in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement. Pursuant to the commercial agreement, DISH Digital, among other things, has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. Since a substantial majority of the voting power of the shares of both us and DISH Network is owned beneficially by Charles W. Ergen, our Chairman and DISH Network’s Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore, each party’s contributions were recorded at book value for accounting purposes.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components, including Slingboxes and related hardware products, and sales of satellite broadband equipment and related equipment, primarily related to the Hughes service, to DISH Network.

Equipment revenue - other.  “Equipment revenue - other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico, and other domestic and international customers, including sales of Slingboxes and related hardware products and sales of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also include subscriber wholesale service fee for the Hughes service sold to dishNET.

Services and other revenue - other.  “Services and other revenue - other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue - other” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, and other services provided to customers other than DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico, and other domestic and international customers, including costs associated with Slingboxes and related hardware products.  “Cost of sales — equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise, consumer markets, and to DISH Network.

Cost of sales - services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise customers, consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services provided to our customers, including DISH Network.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense.  It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by third parties.

Impairments of assets.  “Impairments of assets” includes of impairments of our goodwill and certain of our intangible assets.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with the Notes, capital lease obligations (net of capitalized interest), other debt and amortization of debt issuance costs.

Realized gain on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” primarily includes gains on the sale or exchange of investments and “other-than-temporary” impairments of marketable and other investment securities.

Gains on investments accounted for at fair value, net.  “Gains on investments accounted for at fair value, net” includes unrealized gains and losses from changes in fair value of marketable and other strategic investments accounted for at fair value.

Other, net.  “Other, net” primarily includes transaction costs related to acquisitions and dividends received from our marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income attributable to EchoStar” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with the United States generally accepted accounting principles (“GAAP”).  This “non-GAAP measure” is reconciled to “Net income attributable to EchoStar” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include customers that subscribe to our Hughes segment’s small/medium enterprise service, HughesNet and dishNET services, and other reseller arrangements.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations, financial condition, and liquidity are presented on a historical basis.  Our results of operations for the year ended December 31, 2011 also include those of Hughes Communications after June 8, 2011, the date the Hughes Acquisition was completed.  Therefore, our results of operations for the year ended December 31, 2012 are not comparable to our results of operations for the years ended December 31, 2011 and 2010.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

	As of or For the Years Ended
	December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$1,028,588	$1,158,293	$(129,705)	(11.2)
Equipment revenue - other	621,495	513,504	107,991	21.0
Services and other revenue - DISH Network	515,176	496,636	18,540	3.7
Services and other revenue - other	956,445	592,998	363,447	61.3
Total revenue	3,121,704	2,761,431	360,273	13.0

Costs and Expenses:
Cost of sales - equipment	1,397,512	1,414,791	(17,279)	(1.2)
% of Total equipment revenue	84.7%	84.6%
Cost of sales - services and other	691,922	492,702	199,220	40.4
% of Total services and other revenue	47.0%	45.2%
Selling, general and administrative expenses (including DISH Network)	372,644	303,276	69,368	22.9
% of Total revenue	11.9%	11.0%
Research and development expenses	69,649	50,966	18,683	36.7
% of Total revenue	2.2%	1.8%
Depreciation and amortization	457,326	385,894	71,432	18.5
Impairments of assets	32,765	32,964	(199)	(0.6)
Total costs and expenses	3,021,818	2,680,593	341,225	12.7
Operating income	99,886	80,838	19,048	23.6

Other Income (Expense):
Interest income	11,176	10,821	355	3.3
Interest expense, net of amounts capitalized	(153,029)	(82,593)	(70,436)	85.3
Realized gains on marketable investment securities and other investments	177,558	13,666	163,892	*
Gains on investments accounted for at fair value, net	—	15,871	(15,871)	(100.0)
Equity in earnings (losses) of unconsolidated affiliates	(438)	11,860	(12,298)	*
Other, net	59,531	(24,688)	84,219	*
Total other income (expense), net	94,798	(55,063)	149,861	*
Income before income taxes	194,684	25,775	168,909	*
Income tax benefit (provision), net	16,329	(21,501)	37,830	*
Effective tax rate	(8.4)%	83.4%
Net income	211,013	4,274	206,739	*
Less: Net income (loss) attributable to noncontrolling interests	(35)	635	(670)	*
Net income attributable to EchoStar	$211,048	$3,639	$207,409	*

Other Data:
EBITDA	$793,898	$482,806	$311,092	64.4
Subscribers	659,000	626,000	33,000	5.3

* Percentage is not meaningful.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.029 billion for the year ended December 31, 2012, a decrease of $130 million or 11.2% compared to the same period in 2011.  The decrease was primarily due to lower revenue earned from the sales of set top boxes and related accessories as a result of a decline in the average revenue per unit of set top boxes and related accessories. The decline in set top-box and related accessories pricing was driven by a change in product mix and continued manufacturing efficiencies.

Equipment revenue — other.  “Equipment revenue — other” totaled $621 million for the year ended December 31, 2012, an increase of $108 million or 21.0% compared to the same period in 2011.  The increase was primarily related to (i) higher equipment revenue of $95 million generated by our Hughes segment from the sales of broadband equipment and networks to customers in our enterprise and consumer markets and (ii) higher sales of set-top boxes and related accessories to our international customers of $16 million.

Services and other revenue — other.  “Services and other revenue — other” totaled $956 million for the year ended December 31, 2012, an increase of $363 million or 61.3% compared to the same period in 2011.  The increase was primarily related to higher services revenue of $354 million generated by our Hughes segment from the sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services and higher transponder services of $9 million provided by our EchoStar Satellite Service segment.

Cost of sales — equipment.  “Cost of sales - equipment” totaled $1.398 billion for the year ended December 31, 2012, a decrease of $17 million or 1.2% compared to the same period in 2011.  The decrease was attributable to lower equipment costs incurred of $114 million corresponding with lower sales to DISH Network. The decrease was partially offset by an increase of $85 million in costs associated with higher sales of broadband equipment and networks to customers in our enterprise and consumer markets generated by the Hughes segment and an increase of $13 million in costs corresponding to higher sales of set top-boxes and related accessories to our international customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $692 million for the year ended December 31, 2012, an increase of $199 million or 40.4% compared to the same period in 2011.  The increase was primarily attributable to higher cost of sales of $184 million incurred by the Hughes segment as a result of higher sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services and higher costs of $28 million associated with certain services we provided to DISH Network. The increase was partially offset by lower cost of sales of $13 million relating to the termination of our satellite lease contract on EchoStar I with DISH Network effective July 2012.  “Cost of sales — services and other” represented 47.0% and 45.2% of total services and other revenue for the years ended December 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $373 million for year ended December 31, 2012, an increase of $69 million or 22.9% compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $72 million incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 11.9% and 11.0% of total revenue for the years ended December 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $457 million for the year ended December 31, 2012, an increase of $71 million or 18.5% compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $67 million from our Hughes segment and an increase in depreciation expense of $27 million related to satellites that were accounted for as capital leases. The increase was partially offset by lower depreciation expense recorded in 2012 primarily due to the retirement of certain of our assets.

Impairments of assets.  “Impairments of assets” totaled $32.8 million for the year ended December 31, 2012, a decrease of $0.2 million or 0.6% compared to the same period in 2011.  Our 2012 impairments relate to certain

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

contract rights associated with the Hughes Acquisition that were determined to have a lower probability of being realized than was assumed in prior estimates, goodwill associated with the EchoStar Technologies segment, and certain of our regulatory authorizations.  Our 2011 impairment was related to the impairment of our CMBStar satellite.  See Note 8 or Note 9 for the impairment recorded in 2012 and 2011, respectively, in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $153 million for the year ended December 31, 2012, an increase of $70 million or 85.3% compared to the same period in 2011. The increase was primarily related to higher interest expense of: (i) $58 million incurred on the Notes and (ii) $11 million incurred on our capital lease obligations.

Realized gains on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” totaled $178 million for the year ended December 31, 2012, an increase of $164 million compared to the same period in 2011.  The increase primarily related to higher gains recognized on sales of marketable investment securities and other investments in 2012.

Other, net.  “Other, net” totaled $60 million for the year ended December 31, 2012, an increase of $84 million compared to the same period in 2011.  The increase was primarily related to dividends received of $46 million from one of our strategic investments in 2012 and transaction costs incurred related to the Hughes Acquisition of $35 million in 2011.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $794 million for the year ended December 31, 2012, an increase of $311 million or 64.4% compared to the same period in 2011.  The increase was primarily due to higher services revenue recognized in 2012 and gains of $164 million recognized on sales of our marketable investment securities and other investments. The increase in EBITDA was partially offset by higher cost of sales on services and higher “Selling, general and administrative expenses” incurred for the year ended December 31, 2012.  The following table reconciles EBITDA to the accompanying consolidated financial statements.

	For the Years Ended
	December 31,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$793,898	$482,806	$311,092	64.4
Interest expense, net	(141,853)	(71,772)	(70,081)	97.6
Income tax benefit (provision), net	16,329	(21,501)	37,830	*
Depreciation and amortization	(457,326)	(385,894)	(71,432)	18.5
Net income attributable to EchoStar	$211,048	$3,639	$207,409	*

* Percentage is not meaningful.

Income tax benefit (provision), net.  Our income tax benefit totaled approximately $16 million for the year ended December 31, 2012 compared to an income tax provision of $22 million for the same period in 2011.  Our effective income tax rate was (8.4%) for the year ended December 31, 2012 versus 83.4% for the same period in 2011.  Our effective tax rate for the years ended December 31, 2012 and 2011 were significantly impacted by the changes in our valuation allowance for deferred taxes that are capital in nature.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	As of or For the Years Ended
	December 31,		Variance
Statements of Operations Data	2011	2010	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$1,158,293	$1,470,173	$(311,880)	(21.2)
Equipment revenue - other	513,504	347,765	165,739	47.7
Services and other revenue - DISH Network	496,636	468,399	28,237	6.0
Services and other revenue - other	592,998	64,032	528,966	*
Total revenue	2,761,431	2,350,369	411,062	17.5

Costs and Expenses:
Cost of sales - equipment	1,414,791	1,553,129	(138,338)	(8.9)
% of Total equipment revenue	84.6%	85.4%
Cost of sales - services and other	492,702	236,356	256,346	*
% of Total services and other revenue	45.2%	44.4%
Selling, general and administrative expenses (including DISH Network)	303,276	143,555	159,721	*
% of Total revenue	11.0%	6.1%
Research and development expenses	50,966	46,093	4,873	10.6
% of Total revenue	1.8%	2.0%
Depreciation and amortization	385,894	228,911	156,983	68.6
Impairments of assets	32,964	—	32,964	*
Total costs and expenses	2,680,593	2,208,044	472,549	21.4
Operating income	80,838	142,325	(61,487)	(43.2)

Other Income (Expense):
Interest income	10,821	14,472	(3,651)	(25.2)
Interest expense, net of amounts capitalized	(82,593)	(14,560)	(68,033)	*
Realized gains on marketable investment securities and other investments	13,666	2,923	10,743	*
Gains on investments accounted for at fair value, net	15,871	144,473	(128,602)	(89.0)
Equity in earnings (losses) of unconsolidated affiliates	11,860	(2,813)	14,673	*
Other, net	(24,688)	1,953	(26,641)	*
Total other income (expense), net	(55,063)	146,448	(201,511)	*
Income before income taxes	25,775	288,773	(262,998)	(91.1)
Income tax provision, net	(21,501)	(84,415)	62,914	(74.5)
Effective tax rate	83.4%	29.2%
Net income	4,274	204,358	(200,084)	(97.9)
Less: Net income attributable to noncontrolling interests	635	—	635	*
Net income attributable to EchoStar	$3,639	$204,358	$(200,719)	(98.2)

Other Data:
EBITDA	$482,806	$517,772	$(34,966)	(6.8)
Subscribers	626,000	578,200	47,800	8.3

* Percentage is not meaningful.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.158 billion for the year ended December 31, 2011, a decrease of $312 million or 21.2% compared to the same period in 2010.  The decrease was primarily due to lower revenue earned from the sales of set-top boxes, partially offset by an increase in the average revenue per unit due to a change in sales mix towards higher end models like HD DVRs.  Pursuant to the receiver agreement in effect during 2011, set-top boxes were sold to DISH Network at cost plus a fixed margin, resulting in a decline in revenue per unit when lower set-top box costs are incurred.

Equipment revenue - other.  “Equipment revenue - other” totaled $514 million for the year ended December 31, 2011, an increase of $166 million or 47.7% compared to the same period in 2010.  The increase was primarily related to revenue of $161 million contributed by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Services and other revenue - other.  “Services and other revenue - other” totaled $593 million for the year ended December 31, 2011, an increase of $529 million compared to the same period in 2010.  The increase was primarily related to services revenue of $513 million contributed by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.415 billion for the year ended December 31, 2011, a decrease of $138 million or 8.9% compared to the same period in 2010.  The decrease primarily resulted from a decrease in sales of digital set-top boxes and related components to DISH Network, partially offset by a $128 million increase in costs associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets from our Hughes segment.  “Cost of sales — equipment” represented 84.6% and 85.4% of total equipment revenue for the years ended December 31, 2011 and 2010, respectively.  The improvement in the expense to revenue ratio principally resulted from the decrease in sales of set-top boxes and related components to DISH Network which have lower margins as sales are at cost plus a fixed margin.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $493 million for the year ended December 31, 2011, an increase of $256 million compared to the same period in 2010.  This change primarily related to costs of $236 million associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from our Hughes segment.  “Cost of sales — services and other” represented 45.2% and 44.4% of total services and other revenue for the years ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $303 million for the year ended December 31, 2011, an increase of $160 million compared to the same period in 2010.  This change primarily resulted from an increase in marketing and advertising expenses and other general and administrative expenses, of which $132 million was associated with our Hughes segment.  “Selling, general and administrative expenses” represented 11.0% and 6.1% of total revenue for the years ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment as well as a decrease in equipment revenue from DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $386 million for the year ended December 31, 2011, an increase of $157 million or 68.6% compared to the same period in 2010.  The increase was primarily attributable to additional amortization and depreciation expense of $166 million from our Hughes segment.

Impairments of assets. “Impairments of assets” of $33 million for the year ended December 31, 2011 resulted from impairment of our CMBStar satellite.  See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $83 million for the year ended December 31, 2011, an increase of $68 million compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of our Notes during the second quarter of 2011, partially offset by an increase in capitalized interest associated with the construction of our satellites.

Gains on investments accounted for at fair value, net.  “Gains on investments accounted for at fair value, net” for the year ended December 31, 2011 was a net gain of $16 million, a $129 million decrease compared to the same period in 2010.  This decrease was attributable to investments accounted for under the fair value method.  See Note 5 under “Investments in TerreStar” in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $483 million for the year ended December 31, 2011, a decrease of $35 million or 6.8% compared to the same period in 2010.  The decrease was primarily due to: 1) higher cost of sales on services and “Selling, general and administrative expenses” incurred in 2011 and 2) lower gains on investment accounted for at fair value recognized in 2011. The decrease was partially offset by higher services revenue earned in 2012. The following table reconciles EBITDA to the accompanying consolidated financial statements.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

	For the Years Ended
	December 31,		Variance
	2011	2010	Amount	%
	(In thousands)
EBITDA	$482,806	$517,772	$(34,966)	(6.8)
Interest expense, net	(71,772)	(88)	(71,684)	*
Income tax provision, net	(21,501)	(84,415)	62,914	(74.5)
Depreciation and amortization	(385,894)	(228,911)	(156,983)	68.6
Net income attributable to EchoStar	$3,639	$204,358	$(200,719)	(98.2)

* Percentage is not meaningful.

Income tax benefit (provision), net.  The income tax provision totaled $22 million for the year ended December 31, 2011, a decrease of $63 million compared to the same period in 2010.  This change resulted from a decrease in “Income before income taxes” offset by an increase in our effective tax rate.  Our effective tax rate for the year ended December 31, 2011 was impacted by the changes in our valuation allowance for deferred taxes that are capital in nature.

Net income attributable to EchoStar.  Our net income attributable to EchoStar was $4 million for the year ended December 31, 2011, a decrease of $201 million compared to the same period in 2010.  This change was primarily attributable to the changes in revenue and expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 7A. — Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities.  As of December 31, 2012, our cash, cash equivalents and current marketable investment securities totaled $1.548 billion compared to $1.696 billion as of December 31, 2011, a decrease of $148 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily driven by cash generated from operations of $505 million, net proceeds from the sales of marketable investment securities of $278 million, partially offset by capital expenditures of $513 million, acquisition of regulatory authorizations of $98 million, and repayment of long-term debt and capital lease obligations of $60 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of December 31, 2012 and 2011, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $66 million and $219 million, respectively. Our other current marketable investment securities portfolio consists of primarily corporate and government bonds.  As of December 31, 2012 and 2011, we held $694 million and $648 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the years ended December 31, 2012, 2011 and 2010.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the years ended December 31, 2012, 2011 and 2010, we reported net cash inflows from operating activities of $505 million, $447 million and $404 million, respectively.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

The net cash flows from operating activities for the year ended December 31, 2012 increased by $58 million compared to the same period in 2011. The improvement was primarily attributable to the increase in net income of $163 million adjusted to exclude non-cash changes in:  (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments;” (iii) “Equity in losses (earnings) of unconsolidated affiliates;” (iv) “Gains on investments accounted for at fair value, net;” (v) “Deferred tax expense (benefit);” and (vi) “Other, net.” The increase in net income adjusted to exclude non-cash was partially offset by a $103 million decrease from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

The net cash flows from operating activities for the year ended December 31, 2011 increased by $43 million compared to the same period in 2010. The improvement was primarily attributable to cash generated of $55 million from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.  The increase in net cash flows from operating activities was partially offset by a $4 million decrease in net income adjusted to exclude non-cash changes in:  (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments;” (iii) “Gains on investments accounted for at fair value, net;” (iv) the impairment of our CMBStar satellite; and (v) “Deferred tax expense (benefit).”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments.  For the years ended December 31, 2012, 2011 and 2010, we reported net cash outflows from investing activities of $347 million, $1.888 billion and $239 million, respectively.

The net cash outflows from investing activities for the year ended December 31, 2012 decreased by $1.541 billion compared to the same period in 2011. The decrease was primarily due to the acquisition cost of Hughes Communications of $2.075 billion, net of cash received and proceeds from the sale of a strategic investment of $713 million, both of which provided a net cash outflow of $1.362 billion for the years ended December 31, 2011.  In addition, the decrease in net cash outflows was attributable to higher net sales of our marketable investment securities of $348 million for the year ended December 31, 2012 compared to the same period in 2011.  The decrease in net cash outflows was partially offset by higher capital expenditures of $136 million incurred in 2012 compared to 2011.

The net cash outflows from investing activities for the year ended December 31, 2011 increased by $1.649 billion compared to the same period in 2010. The increase was due to the acquisition costs of Hughes Communication of $2.075 billion, net of cash received and higher capital expenditures of $180 million incurred in 2011 compared to 2010. The increase in net cash outflow was partially offset by proceeds from the sale of a strategic investment of $713 million in 2011.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the years ended December 31, 2012, 2011 and 2011, we reported a net cash outflows from financing activities of $44 million, a net cash inflow from financing activities of $1.914 billion, and a net cash outflows from financing activities of $47 million, respectively.

The net cash outflows from financing activities decreased $1.958 billion for the year ended December 31, 2012 compared to the same period in 2011 and increased $1.961 billion for the year ended December 31, 2011 compared to the same period in 2010. The change in net cash flow from 2010 to 2011 and from 2011 to 2012 was primarily due to the one-time proceeds received of $2.0 billion from the issuance of the Notes in 2011.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2012 future maturities of our contractual obligations are summarized as follows:

	Payments due in the Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$2,002,041	$1,661	$207	$165	$8	$—	$2,000,000
Capital lease obligations	486,458	66,048	72,535	26,269	29,095	32,472	260,039
Interest expense on long-term debt and capital lease obligations	1,329,344	186,475	183,531	175,524	172,704	169,569	441,541
Satellite-related obligations	919,669	216,511	203,748	168,908	49,494	40,641	240,367
Operating lease obligations	70,429	19,196	16,613	13,052	8,031	5,434	8,103
Purchase and other obligations	250,554	243,257	2,296	1,667	1,667	1,667	—
Payments in connection with acquisition	15,770	11,189	4,581	—	—	—	—
Total	$5,074,265	$744,337	$483,511	$385,585	$260,999	$249,783	$2,950,050

“Satellite-related obligations” primarily includes, among other things, costs for our capital lease satellites, transponder agreements and in-orbit incentives relating to EchoStar XVI and EchoStar XVII, which were launched in the second half of 2012. In addition, “Satellite-related obligations” also includes our commitment relating to a launch contract we entered into with Arianespace, SA in November 2012 to launch multiple new satellites over a multi-year period.

Our “Purchase and other obligations” primarily consists of binding purchase orders for digital set-top boxes and related components.  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

The table above does not include $30 million of liabilities associated with unrecognized tax positions that were accrued as of December 31, 2012 and are included on our Consolidated Balance Sheets. We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch, or lease of additional satellites.

Off-Balance Sheet Arrangements

Other than from the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of December 31, 2012, we had $33 million of letters of credit and insurance bonds.  Of this amount, $1 million was secured by restricted cash; $4 million was related to insurance bonds; and $28 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of December 31, 2012, we had foreign currency forward contracts with a notional value of $28 million, primarily in connection with a revenue contract in Mexico. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with Federal Communications Commission and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  In November 2012, we entered into a launch agreement with Arianespace, SA to launch multiple new satellites over a multi-year period.  As of December 31, 2012, our remaining obligations related to EchoStar XVI, EchoStar XVII and the launch contract with Arianespace, SA totaled $329 million.  As a result, there can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of December 31, 2012, our total indebtedness was $2.002 billion.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing, or constructing additional satellites, with or without customer commitments for capacity.  We also may construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2013. During the years ended December 31, 2012 and 2011, we did not repurchase any common stock under this plan.  During the year ended December 31, 2010, we repurchased 34,000 shares of our Class A common stock for $605,000.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect amounts reported therein.  Management bases its estimates, judgments, and assumptions on historical experience and on various other factors that are believed to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

effects of revisions are reflected prospectively in the period they occur.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment, and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in Notes to our Consolidated Financial Statements in Item 15 of this report.

Marketable and Other Investment Securities

We hold investments in debt and equity securities of various companies, including marketable investments in publicly traded securities and non-marketable investments in securities of privately held companies.  Our marketable investment securities ordinarily are accounted for as available for sale; accordingly, we report those securities at fair value on a recurring basis and generally recognize unrealized holding gains and losses in other comprehensive income.  Except in unusual circumstances, the estimated fair values of our marketable investment securities are determined by reference to quoted prices for identical securities or based primarily on other observable market inputs.  Our investments in non-marketable securities typically are strategic investments in privately held companies and may be highly speculative.  We account for such investments using the equity method when we exert significant influence over the investee; otherwise, we account for such investments using the cost method.

All of our investments are subject to quarterly evaluations to determine whether an other-than-temporary impairment has occurred, in which case we record an impairment loss in determining net income.  For our marketable investment securities, our impairment evaluation considers factors such the length of time the security has been in a continuous unrealized loss position, the magnitude of the unrealized loss, current market conditions, company-specific information, and whether we may dispose of the investment in the foreseeable future.  Generally, it is not practicable to estimate fair value of our cost method and equity method investments on a recurring basis.  Our impairment evaluation for such investments considers whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment (“impairment indicator”).  In determining whether impairment indicators exist, we consider available information such as recent company financial statements, business plans and current economic conditions. When we determine that an impairment indicator exists, we estimate the fair value of the investment and record an impairment loss if the estimated fair value is below the carrying amount of the investment.  In these circumstances, our fair value estimates may reflect significant unobservable inputs.

Our periodic investment impairment evaluations require us to make significant estimates, judgments and assumptions about uncertain future events.  In some cases, there may be limited or no observable market data to support significant assumptions in our estimates.  As a result of weakening economic conditions, or other future events and changes in circumstances affecting our investments, we may subsequently determine that an investment is impaired or that an existing impairment is other than temporary.  Such events and changes in circumstances could result in our recognition of material investment impairment losses in the future.

Fair Value of Financial Instruments

Fair value estimates of our financial instruments are made at a point in time, based on relevant market data and the specific characteristics of the financial instrument.  Weak economic conditions have in prior periods resulted in inactive markets for certain of our financial instruments, including certain debt securities that historically have been included in “Other investment securities” on our Consolidated Balance Sheets.  For certain of these instruments, there may be limited or no observable market data.  Fair value estimates for financial instruments for which limited or no observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience, bankruptcy and other factors.  These estimates involve significant uncertainties and judgments and generally are less precise than measurements of fair value based on observable market data.  We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience.  As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument.  In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks and estimates of future cash flows, could significantly affect these fair value estimates, which could have a material adverse impact on our financial position and results of operations.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Impairment of Long-lived Assets

We evaluate our long-lived assets other than goodwill and intangible assets with indefinite lives, for impairment whenever events and changes in circumstances indicate that their carrying amounts may not be recoverable.  The carrying amount of a long-lived asset or asset group is considered to be impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, an impairment loss is recorded in the determination of operating income based on the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group.  Fair value is determined primarily using discounted cash flow techniques reflecting the estimated cash flows and discount rate that would be assumed by a market participant for the asset or asset group under review.  Our discounted cash flow estimates typically include assumptions based on unobservable inputs and may reflect probability-weighting of alternative scenarios.  Impairment losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair value estimates are reduced for estimated selling costs.  Changes in estimates of future cash flows, discounts rates and other assumptions could result in recognition of additional impairment losses in future periods.

Impairment Goodwill and Indefinite-lived Intangible Assets

We test our goodwill for impairment annually and more frequently when events or changes in circumstances indicate that an impairment may have occurred.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  A substantial majority of our goodwill was recorded in connection with our 2011 acquisition of Hughes Communications and was assigned to reporting units of our Hughes segment.  We test such goodwill annually in our second fiscal quarter.  In our most recent test of such goodwill in the second quarter of 2012, we estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the fair values of the reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that the goodwill was not impaired and it was not necessary to perform the second step of the goodwill impairment test.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss.

Our indefinite-lived intangible assets consist primarily of regulatory authorizations for the use of spectrum in specified orbital locations.  We test these intangible assets annually in our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that an impairment may have occurred.  We recognize an impairment loss in the determination of operating income when we determine that the carrying amount of an intangible asset exceeds its estimated fair value.  Fair value is determined primarily using discounted cash flow techniques reflecting the estimated cash flows and discount rate that we believe would be assumed by market participants.  Our cash flow projections typically include significant assumptions based on unobservable inputs.  Changes in economic conditions, laws and regulations, technology, competition and other factors could affect the assumptions reflected in our fair value estimates and may result in future intangible asset impairments.

Business Combinations

When we acquire a business, we assign the purchase price to the acquired assets and liabilities based upon their fair value using various valuation techniques, including the market approach, income approach, and/or cost approach.  The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.  Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.  Amortization of these intangible assets is recorded on a straight line basis over an average finite useful

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.

Revenue Recognition

Our Hughes segment enters into contracts to design, develop, and deliver telecommunication networks to customers in our enterprise market.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Revenue under these contracts is recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total revenue and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.  Changes in our estimates related to revenue recognition for these contracts could result in significant changes in our revenue or costs, which could be material to our consolidated results of operations.

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards.  Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period.  Any such valuation allowance is recorded in either “Income tax benefit (provision), net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) or “Accumulated other comprehensive income within “Stockholders’ equity” on our Consolidated Balance Sheets.  Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements, and the facts and circumstances surrounding the tax position.  Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our “Income tax benefit (provision), net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) which could be material to our consolidated results of operations.

Contingent Liabilities

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the Notes to our Consolidated Financial Statements in Item 15 of this report.  We do not anticipate that any recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $1.548 billion.  Of the $1.548 billion, a total of $1.492 billion was invested in: (a) cash; (b) variable rate demand notes convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments, and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.492 billion as of December 31, 2012, a hypothetical 10% change in average interest rates during 2012 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2012 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would result in a decrease of approximately $1.1 million in annual interest income.

Item 7A.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  — Continued

Strategic Marketable Investment Securities

As of December 31, 2012, we held current strategic investments in publicly traded common stock of several public companies with a fair value of $56 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $6 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of December 31, 2012, we had $29 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less;  (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of December 31, 2012, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Other Investment Securities

As of December 31, 2012, we had $183 million of noncurrent public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $18 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in United States dollars.  Our international business is conducted in a variety of foreign currencies, and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions.  As of December 31, 2012, we had $49 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $28 million in place to partially mitigate foreign currency risk related to forecasted collections on a Mexican peso denominated revenue contract.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2012.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $13 million as of December 31, 2012.

Item 7A.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  — Continued

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes.  However, as of December 31, 2012, we had foreign currency forward contracts with notional value of $28 million in place to partially mitigate foreign exchange risk, primarily in connection with a contract in Mexico.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Item 8.                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this report beginning on page F-3.

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

Changes in Internal Control over Financial Reporting

On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries and they are now part of our internal control over financial reporting.  As the Company grows and changes, we continue to integrate accounting and operating systems, as well as policies, processes, people, technology and operations for the combined company.  In 2012, we began performing a number of the corporate functions for ourselves and our subsidiaries that were formerly performed on our behalf by DISH Network Corporation and its subsidiaries (“DISH Network”), pursuant to the management services agreement and the professional services agreement between us and DISH Network.  Our management continues to evaluate our internal controls over financial reporting as we continue to implement and integrate our own systems and business functions.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.                        OTHER INFORMATION

None.

PART III

Item 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 16 of this report under the caption “Executive Officers of the Registrant.”

Item 11.                          EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

Item 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

2	.1*

Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

2	.2*

Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040). *****

3	.1*

Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of EchoStar Corporation’s Form 10 dated December 12, 2007, Commission File No. 001-33807), as amended by the Amendment to the Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Current Report on Form 8-K filed January 25, 2008, Commission File No. 001-33807).

3	.2*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation’s Form 10 dated December 12, 2007, Commission File No. 001-33807).

4	.1*

Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

4	.2*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-

33807).

4	.3*

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

4	.4*

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

4	.5*

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

4	.6*

Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4	.7*

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

10	.1*

Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10	.2*

Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10	.3*

Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10	.4*

Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10	.5*

Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10	.6*

Agreement between HTS, DISH Network L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10	.7*

Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).

10	.8*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.  0-26176).****

10	.9*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).****

10	.10*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ****

10	.11*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10	.12*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).****

10	.13*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176). ****

10	.14*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176). ****

10	.15*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).****

10	.16*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176). ****

10	.17*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176). ****

10	.18*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).****

10	.19*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).****

10	.20*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).****

10	.21*

Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10	.22*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10	.23*

Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc., and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2008, Commission File No. 001-33807). ****

10	.24*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10	.25*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10	.26*

Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar Corporation and Bell TV (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807). ****

10	.27*

Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10	.28*

Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10	.29*

Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10	.30*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10	.31*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10	.32*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).****

10	.33*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10	.34*

Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10	.35*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10	.36*

EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).****

10	.37*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10	.38*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)). ****

10	.39*

Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)). ****

10	.40*

Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10	.41*

Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).

10	.42*

Memorandum of Understanding, dated May 6, 2011 among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807). ****

10	.43*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

10	.44*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).****

10	.45*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed May 7, 2012, Commission File No. 001-33807).****

10	.46*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 7, 2012, Commission File No. 001-33807). ****

10	.47(H)	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C.****

21	(H)	Subsidiaries of EchoStar Corporation.

23	(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf and C. Michael Schroeder.

31	.1(H)	Section 302 Certification of Chief Executive Officer.

31	.2(H)	Section 302 Certification of Chief Financial Officer.

32	.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101	***

The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2012, filed on February 20, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

(H)                              Filed herewith.

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

ECHOSTAR CORPORATION

By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer

Date:	February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 20, 2013
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President and Chief Financial Officer	February 20, 2013
David J. Rayner	(Principal Financial and Accounting Officer)

*	Chairman	February 20, 2013
Charles W. Ergen

*	Director	February 20, 2013
R. Stanton Dodge

*	Director	February 20, 2013
Anthony M. Federico

*	Director	February 20, 2013
Pradman P. Kaul

*	Director	February 20, 2013
Tom A. Ortolf

*	Director	February 20, 2013
C. Michael Schroeder

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and the financial statement schedules I and II.  We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  EchoStar Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on EchoStar Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ KPMG LLP

Denver, Colorado
February 20, 2013

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$731,614	$614,035
Marketable investment securities	815,951	1,082,407
Trade accounts receivable, net of allowance for doubtful accounts of $16,894 and $18,484, respectively	211,373	212,960
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	281,845	229,852
Inventory	84,348	68,707
Deferred tax assets	23,317	23,492
Other current assets	66,201	76,284
Total current assets	2,214,649	2,307,737
Noncurrent Assets:
Restricted cash and marketable investment securities	29,045	24,286
Property and equipment, net of accumulated depreciation of $2,340,210 and $2,003,875, respectively	2,612,284	2,453,546
Regulatory authorizations	562,712	469,810
Goodwill	507,924	533,018
Other intangible assets, net	347,496	466,452
Other investment securities	183,211	140,439
Other noncurrent assets, net	142,912	148,449
Total noncurrent assets	4,385,584	4,236,000
Total assets	$6,600,233	$6,543,737
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$284,728	$250,366
Trade accounts payable - DISH Network	26,960	16,374
Current portion of long-term debt and capital lease obligations	67,706	64,474
Deferred revenue and other	47,652	54,090
Accrued royalties	18,034	23,590
Accrued expenses and other	142,245	174,828
Total current liabilities	587,325	583,722
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,420,793	2,464,180
Deferred tax liabilities	373,447	373,391
Long-term deferred revenue and other long-term liabilities	68,441	70,818
Total noncurrent liabilities	2,862,681	2,908,389
Total liabilities	3,450,006	3,492,111
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 45,449,362 and 44,500,440 shares issued, and 39,917,044 and 38,968,122 shares outstanding, respectively	45	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,394,646	3,360,301
Accumulated other comprehensive income	18,752	165,771
Accumulated deficit	(174,439)	(385,487)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,140,890	3,042,516
Noncontrolling interests	9,337	9,110
Total stockholders’ equity	3,150,227	3,051,626
Total liabilities and stockholders’ equity	$6,600,233	$6,543,737

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Equipment revenue - DISH Network	$1,028,588	$1,158,293	$1,470,173
Equipment revenue - other	621,495	513,504	347,765
Services and other revenue - DISH Network	515,176	496,636	468,399
Services and other revenue - other	956,445	592,998	64,032
Total revenue	3,121,704	2,761,431	2,350,369

Costs and Expenses:
Cost of sales - equipment	1,397,512	1,414,791	1,553,129
Cost of sales - services and other	691,922	492,702	236,356
Selling, general and administrative expenses	367,816	288,575	128,366
General and administrative expenses - DISH Network	4,828	14,701	15,189
Research and development expenses	69,649	50,966	46,093
Depreciation and amortization	457,326	385,894	228,911
Impairments of assets	32,765	32,964	—
Total costs and expenses	3,021,818	2,680,593	2,208,044

Operating income	99,886	80,838	142,325

Other Income (Expense):
Interest income	11,176	10,821	14,472
Interest expense, net of amounts capitalized	(153,029)	(82,593)	(14,560)
Realized gains on marketable investment securities and other investments	177,558	13,666	2,923
Gains on investments accounted for at fair value, net	—	15,871	144,473
Equity in earnings (losses) of unconsolidated affiliates	(438)	11,860	(2,813)
Other, net	59,531	(24,688)	1,953
Total other income (expense), net	94,798	(55,063)	146,448

Income before income taxes	194,684	25,775	288,773
Income tax benefit (provision), net	16,329	(21,501)	(84,415)
Net income	211,013	4,274	204,358
Less: Net income (loss) attributable to noncontrolling interests	(35)	635	—
Net income attributable to EchoStar	$211,048	$3,639	$204,358

Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,150	86,223	85,084
Diluted	87,959	87,089	85,203

Earnings per share - Class A and B common stock:
Basic	$2.42	$0.04	$2.40
Diluted	$2.40	$0.04	$2.40

Comprehensive Income (Loss):
Net income	$211,013	$4,274	$204,358
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,501)	(15,298)	927
Unrealized holding gains (losses) on available-for-sale securities and other	30,799	(1,276)	141,161
Recognition of previously unrealized gains on available-for-sale securities in net income	(175,223)	(6,637)	(30,226)
Total other comprehensive income (loss), net of tax	(146,925)	(23,211)	111,862
Comprehensive income (loss)	64,088	(18,937)	316,220
Less: Comprehensive income (loss) attributable to noncontrolling interests	59	(568)	—
Comprehensive income (loss) attributable to EchoStar	$64,029	$(18,369)	$316,220

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Class		Accumulated
	A and B	Additional	Other
	Common	Paid-In	Comprehensive	Accumulated	Treasury	Noncontrolling
	Stock	Capital	Income	Deficit	Stock	Interests	Total
Balance, January 1, 2010	$91	$3,278,680	$77,120	$(593,484)	$(97,557)	$—	$2,664,850
Capital transactions with DISH Network, net of tax	—	11,309	—	—	—	—	11,309
Issuances of Class A common stock:
Exercise of stock options	—	1,577	—	—	—	—	1,577
Employee benefits	—	3,856	—	—	—	—	3,856
Employee Stock Purchase Plan	—	2,437	—	—	—	—	2,437
Class A common stock repurchases, at cost	—	—	—	—	(605)	—	(605)
Non-cash, stock-based compensation	—	13,546	—	—	—	—	13,546
Net income	—	—	—	204,358	—	—	204,358
Unrealized holding gains on available-for-sale securities, net	—	—	110,935	—	—	—	110,935
Foreign currency translation adjustment	—	—	927	—	—	—	927
Balance, December 31, 2010	91	3,311,405	188,982	(389,126)	(98,162)	—	3,013,190
Issuances of Class A common stock:
Exercise of stock options	2	25,609	—	—	—	—	25,611
Employee benefits	—	4,046	—	—	—	—	4,046
Employee Stock Purchase Plan	—	3,177	—	—	—	—	3,177
Non-cash, stock-based compensation	—	16,064	—	—	—	—	16,064
Net income	—	—	—	3,639	—	635	4,274
Unrealized holding losses on available-for-sale securities, net	—	—	(7,913)	—	—	—	(7,913)
Foreign currency translation adjustment	—	—	(15,298)	—	—	(1,203)	(16,501)
Acquisition of Hughes Communications	—	—	—	—	—	9,678	9,678
Balance, December 31, 2011	93	3,360,301	165,771	(385,487)	(98,162)	9,110	3,051,626
Issuances of Class A common stock:
Exercise of stock options	—	11,469	—	—	—	—	11,469
Employee benefits	—	4,282	—	—	—	—	4,282
Employee Stock Purchase Plan	—	3,929	—	—	—	—	3,929
Non-cash, stock-based compensation	—	14,585	—	—	—	—	14,585
Other	—	80	—	—	—	168	248
Net income (loss)	—	—	—	211,048	—	(35)	211,013
Unrealized holding losses on available-for-sale securities, net and other	—	—	(144,424)	—	—	—	(144,424)
Foreign currency translation adjustment	—	—	(2,595)	—	—	94	(2,501)
Balance, December 31, 2012	$93	$3,394,646	$18,752	$(174,439)	$(98,162)	$9,337	$3,150,227

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$211,013	$4,274	$204,358
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	457,326	385,894	228,911
Equity in losses (earnings) of unconsolidated affiliates	438	(11,860)	2,813
Realized gains on marketable investment securities and other investments	(177,558)	(13,666)	(2,923)
Gains on investments accounted for at fair value, net	—	(15,871)	(144,473)
Impairments of assets	32,765	32,964	—
Non-cash, stock-based compensation	14,585	16,064	13,546
Deferred tax (benefit) provision	(1,075)	(8,974)	103,569
Other, net	14,610	2,171	(3,067)
Change in noncurrent assets and noncurrent liabilities, net	(42,302)	2,058	19,715
Changes in current assets and current liabilities, net:
Trade accounts receivable	1,357	(9,139)	40,623
Allowance for doubtful accounts	(1,590)	10,841	2,039
Trade accounts receivable - DISH Network	(56,735)	8,145	32,544
Inventory	(16,109)	21,488	22,581
Other current assets	10,447	35,681	(61,862)
Trade accounts payable	65,577	(12,193)	(33,404)
Trade accounts payable - DISH Network	10,597	2,219	(24,192)
Accrued expenses and other	(18,197)	(3,078)	3,237
Net cash flows from operating activities	505,149	447,018	404,015

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(971,154)	(2,051,444)	(2,300,631)
Sales of marketable investment securities	1,248,748	1,981,197	2,253,819
Purchases of property and equipment	(513,005)	(377,172)	(196,736)
Launch service assigned to DISH Network	—	—	102,913
Change in restricted cash and marketable investment securities	(4,759)	(1,624)	577
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	(2,075,713)	—
Acquisition of regulatory authorizations	(98,477)	—	—
Purchase of strategic investments included in marketable and other investment securities	(2,608)	(73,047)	(69,072)
Distribution received from investment in affiliates	7,500	—	—
Investment in Move Networks	—	—	(44,991)
Proceeds from sale of strategic investments	—	712,935	15,609
Other, net	(13,026)	(3,177)	(46)
Net cash flows from investing activities	(346,781)	(1,888,045)	(238,558)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	1,641	2,000,000	—
Repayment of long-term debt and capital lease obligations	(60,022)	(59,493)	(49,727)
Debt issuance costs	(229)	(57,825)	—
Class A common stock repurchases	—	—	(605)
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	15,398	28,718	4,014
Other	(764)	2,147	(655)
Net cash flows from financing activities	(43,976)	1,913,547	(46,973)

Effect of exchange rates on cash and cash equivalents	3,187	(299)	—

Net increase in cash and cash equivalents	117,579	472,221	118,484
Cash and cash equivalents, beginning of period	614,035	141,814	23,330
Cash and cash equivalents, end of period	$731,614	$614,035	$141,814

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$192,611	$120,452	$41,021
Capitalized interest	$45,497	$42,743	$25,812
Cash received for interest	$30,388	$13,022	$19,028
Cash paid for income taxes	$11,176	$2,173	$15,240
Employee benefits paid in Class A common stock	$4,282	$4,046	$3,856
Satellites and other assets financed under capital lease obligations	$30,317	$198,468	$57,397
In-orbit incentive obligation for Echostar XVII	$24,950	$—	$—
Reduction of capital lease obligations and associated asset value	$—	$20,214	$39,442
Reduction of capital lease obligations for AMC-16	$12,599	$6,616	$—
Capital expenditures included in accounts payable	$16,812	$26,330	$7,272
Contribution of assets to Dish Digital	$44,712	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                                 Organization and Business Activities

Principal Business

EchoStar Corporation (together with its subsidiaries is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We currently operate in three business segments.

•      EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network Corporation and its subsidiaries (“DISH Network”).

•      Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of our acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) in June 2011 and our historical financial statements on and after June 9, 2011 give effect to the acquisition of Hughes Communications (the “Hughes Acquisition).  See Note 15 for further discussion of Hughes Acquisition.

•      EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Effective January 1, 2008, DISH Network completed its distribution to us (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities.  Since the Spin-off, we and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.                                 Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowance for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classification, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency.  Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at monthly average rates.  The resulting translation adjustments are recorded in other comprehensive income as “Foreign currency translation adjustments” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities, and transactions into U.S. dollars are recognized in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of any related foreign currency assets and liabilities. For the years ended December 31, 2012, 2011 and 2010, the net transactions gains and losses that resulted from the re-measurement of the foreign currency and the related derivative gains and losses were not material in each of the periods presented herein.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2012 and 2011 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We classify all marketable investment securities as available for sale, except for certain securities accounted for using the fair value method.  We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as unrealized gains and losses in “Unrealized holding gains (losses) on available-for-sale securities and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Declines in the fair value of a marketable investment security which are determined to be other than temporary are recognized in earnings thus establishing a new cost basis for such investment.  Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net”, respectively, in our

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statements of Operations and Comprehensive Income (Loss).  Dividend income is recognized on the ex-dividend date.

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary.  Our evaluation consists of reviewing, among other things:

•      the fair value of each security compared to its amortized cost;

•      the length of time and the extent to which the fair value of a security has been lower than amortized cost;

•      the historical volatility of the price of each security; and

•      any market and company specific factors related to each security.

Where the fair value of a debt security has declined below its amortized cost, we consider the decline to be other than temporary if any of the following factors apply:

•      we intend to sell the security,

•      it is more likely than not that we will be required to sell the security before maturity or recovery, or

•      we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities.

Other Investment Securities — Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting.  It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded.  We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  When there are indications that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment in earnings.

Investments in which we own at least 20% of the voting securities or have significant influence are accounted for using the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reflected in “Equity in earnings (losses) of unconsolidated affiliates” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee.  Dividends received from equity method investees reduce the carrying amount of the investment.

Marketable and Other Investment Securities — Fair Value Method

We may elect the fair value method for certain debt and equity investments in affiliates when we believe that the fair value method of accounting provides more meaningful information to our investors.  Changes in the fair value of these securities are recognized as “Gains on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The fair value of non-marketable convertible debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly.  Our fair value analysis on these securities considers, among other things, price of the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

underlying company stock, changes in the credit market including yield curves and interest rates, and impact of any bankruptcy proceedings.  During 2011 and 2010, we held certain non-marketable convertible debt securities that we accounted for using the fair value method; however, as of December 31, 2012 and 2011, we had no investments accounted for under the fair value method.

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  Our EchoStar Technologies segment inventory cost is determined using the FIFO method.  We principally use standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the FIFO method when cost exceeds net realizable value.  Inventories are adjusted to net realizable value using management’s best estimates of future use.  In making assessments of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  The cost of our satellites includes construction costs, including the present value of in-orbit incentives payable to the satellite manufacturer, capitalized interest, and insurance premiums related to the launch.  Depreciation is recorded on a straight-line basis over lives ranging from one to forty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset exceeded its undiscounted future net cash flows.  Once an asset is considered impaired, we adjust the value of such asset and recognize the impairment into our earnings.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends, and other available information in assessing whether the carrying amount of assets are recoverable.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed.  We do not amortize goodwill, but test goodwill for impairment at least annually unless indicators of impairment exist in interim periods.  Our goodwill consists primarily of goodwill recognized in connection with the Hughes Acquisition that was assigned to reporting units of our Hughes segment (“Hughes goodwill”). We test Hughes goodwill for impairment in the second fiscal quarter and test other goodwill for impairment in the fourth fiscal quarter.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  If the reporting unit’s carrying amount exceeds its estimated

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  See Note 9 for further discussion of our goodwill impairment testing.

Finite-Lived Intangible Assets

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to twenty years, and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived Intangible Assets

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment at least annually and more frequently when indicators of impairment exist in interim periods.  See Note 9 for further discussion of our indefinite-lived intangible assets impairment testing.  Our indefinite-lived intangible assets consist of FCC authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively “Regulatory authorizations”).  Except for the right to use the 45 degree west longitude orbital location from the Brazilian communications regulatory authority, which is a finite-lived intangible due to a license term of 15 years with more than perfunctory renewal requirements, we have determined that our Regulatory authorizations have indefinite useful lives due to the following:

•      regulatory authorizations are  non-depleting assets;

•      renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative, and legal environment;

•      maintenance expenditures in order to obtain future cash flows are not significant; and

•      we intend to use these assets indefinitely.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities.  Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax asset will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences may be subject to uncertainty.  We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold.  For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled.  We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels during 2012 or 2011.

As of December 31, 2012 and 2011, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements. Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of December 31, 2012 and 2011, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $30 million and $6 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales generally is recognized upon shipment to customers.  Revenues from leasing equipment or services are recognized ratably over the lease period.  Revenues from digital broadcast operations and other services are recognized when the related services are performed.  Upfront fees collected in connection with the service arrangements for customers in our Hughes segment consumer market are deferred and recognized as service revenue over the estimated subscriber life.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes.  We offer a rebate to qualifying new consumer subscribers in our Hughes segment and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed.  This estimate is based on historical experience and actual sales during the promotion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our Hughes segment has a consumer rental program, under which customers enter into a contract which requires that the customer pay rental and service charges for a minimum term of 24 months, subject to payment of certain termination charges for early cancellation.  Once the initial 24 month term ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term.  In October 2012, the Hughes segment entered into a wholesale service agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network. Under this agreement, dishNET has the right, but not the obligation, to purchase certain broadband equipment, market, sell, and distribute Hughes satellite Internet service and we recognize a monthly subscriber wholesale service fee as we provide the service.

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and telecom systems markets.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Sales under these contracts are recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

We report revenue net of sales taxes imposed on our goods and services in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Equipment and Services

Cost of equipment primarily consists of materials and direct labor costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties.  Cost of equipment generally is recognized as products are delivered to customers. Cost of services primarily consists of costs of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided.  Cost of services is recognized as costs are incurred.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Deferred Subscriber Acquisition Costs (“SAC”)

Deferred SAC is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations as well

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

as hardware upgrades and, in certain cases, the subsidy for the cost of hardware and installation services provided to customers at the inception of service as well as hardware upgrade.  SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the contractual term, as the related service revenue is earned.  We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.

Capitalized Software Costs

Software development costs for internal and external use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and external use capitalized software costs are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Software program reviews for external use capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of December 31, 2012 and 2011, we had $15.9 million and $6.0 million, respectively, of external capitalized software costs.  For the years ended December 31, 2012 and 2011, we recorded $0.3 million and minimal, respectively, of amortization expense relating to our capitalized software costs.  We did not record any amortization of capitalized software cost in 2010.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For the years ended December 31, 2012, 2011 and 2010, we incurred $47 million, $28 million and $6 million, respectively, of advertising expense.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 amending accounting related to goodwill impairment testing.  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We have not applied the optional requirements of ASU 2011-08 in our goodwill impairment testing.

In July 2012, the FASB issued ASU 2012-02 amending accounting standards related to impairment testing for indefinite-lived intangible assets other than goodwill.  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We have not applied the optional requirements of ASU 2012-02 in our indefinite-lived intangible assets impairment testing.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3.                                 Earnings Per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Net income attributable to EchoStar	$211,048	$3,639	$204,358
Weighted-average common shares outstanding - Class A and B common stock:
Basic	87,150	86,223	85,084
Dilutive impact of stock awards outstanding	809	866	119
Diluted	87,959	87,089	85,203

Earnings per share - Class A and B common stock:
Basic	$2.42	$0.04	$2.40
Diluted	$2.40	$0.04	$2.40

As of December 31, 2012, 2011 and 2010, there were options to purchase 4.4 million, 4.0 million and 5.9 million shares, respectively, of our Class A common stock outstanding, not included in the weighted-average common shares outstanding above, as their effect is anti-dilutive.

Vesting of certain options and rights to acquire shares of our Class A common stock granted pursuant to a performance-based stock incentive plan (“Restricted Performance Units”) is contingent upon meeting a certain company goal which was not probable of being achieved as of December 31, 2012, 2011 and 2010.  As a result, the following awards were outstanding and were not included in the diluted EPS calculation.

	As of December 31,
	2012	2011	2010
	(In thousands)
Performance-based options	632	659	697
Restricted Performance Units	65	74	93
Total	697	733	790

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5.                                 Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$654,096	$561,149
VRDNs	66,145	218,665
Strategic	56,288	216,090
Other	39,422	86,503
Total marketable investment securities—current	815,951	1,082,407
Restricted marketable investment securities (1)	7,529	3,939
Total	823,480	1,086,346

Restricted cash and cash equivalents (1)	21,516	20,347

Other investment securities—noncurrent:
Cost method	27,711	26,193
Equity method	155,500	114,246
Total other investment securities—noncurrent	183,211	140,439
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$1,028,207	$1,247,132

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” on our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industry securities.

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

Strategic

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility.  The value of our investment portfolio depends on the value of such shares of common stock.  For the year ended December 31, 2012, we received

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$46 million in dividend income from one of our strategic investments.  We did not receive any dividend income for the years ended December 31, 2011 and 2010.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2012 and 2011, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Other Investment Securities - Noncurrent

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

As of December 31, 2012, our equity method investments included a $35 million investment in DISH Digital Holding L.L.C. (“DISH Digital”), a joint venture between us and DISH Network.  The carrying amount of our investment reflects the $45 million aggregate carrying amount of cash and certain noncash assets that we contributed to DISH Digital upon its formation on July 1, 2012 in exchange for a one-third equity interest in DISH Digital, less $10 million from our equity in the net loss of DISH Digital for the year ended December 31, 2012.  See Note 19 for additional information about our investment in DISH Digital.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

				Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2012
Debt securities:
Corporate bonds	$653,812	$591	$(307)	$654,096
VRDNs	66,145	—	—	66,145
Other (including restricted)	46,946	5	—	46,951
Equity securities - strategic	21,214	35,074	—	56,288
Total marketable investment securities	$788,117	$35,670	$(307)	$823,480
As of December 31, 2011
Debt securities:
Corporate bonds	$563,625	$228	$(2,704)	$561,149
VRDNs	218,665	—	—	218,665
Other (including restricted)	90,428	25	(11)	90,442
Equity securities - strategic	33,876	182,214	—	216,090
Total marketable investment securities	$906,594	$182,467	$(2,715)	$1,086,346

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2012, restricted and non-restricted marketable investment securities included debt securities of $655 million with contractual maturities of one year or less and $112 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position.  We do not intend to sell these debt securities before they recover or mature, and it is more likely than not that we will hold these debt securities until they recover or mature.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these debt securities are primarily related to temporary market fluctuations.

	As of December 31,
	2012		2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$275,587	$(288)	$507,925	$(2,709)
12 months or more	12,963	(19)	3,931	(6)
Total	$288,550	$(307)	$511,856	$(2,715)

Realized Gains on Marketable Investment Securities and Other Investments

We recognized realized gains on our marketable investment securities and other investments of $178 million, $14 million and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fair Value Measurements

Our current marketable investment securities were measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2012 and 2011, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2012			2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$533,943	$23,621	$510,322	$543,243	$16,197	$527,046
Debt securities:
Corporate bonds	$654,096	$—	$654,096	$561,149	$—	$561,149
VRDNs	66,145	—	66,145	218,665	—	218,665
Other (including restricted)	46,951	—	46,951	90,442	—	90,442
Equity securities - strategic	56,288	56,288	—	216,090	216,090	—
Total marketable investment securities	$823,480	$56,288	$767,192	$1,086,346	$216,090	$870,256

In 2012, we did not have investments that were accounted for using the fair value method.  In 2011, we held investments that were accounted for using the fair value method, and we reported realized and unrealized gains and losses on such investments in “Gains on investments accounted for at fair value, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Certain unrealized gains and losses on investments accounted for using the fair value method were based on fair value measurements categorized within Level 3 of the fair value hierarchy.  Changes in our fair value method investments during 2011 were as follows:

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amount
(In thousands)
Balance as of December 31, 2010	$608,955
Net realized gains included in earnings	9,194
Purchases	51,936
Issuances	27,313
Settlements	(697,398)
Balance as of December 31, 2011	$—

Investments in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50 million in aggregate principal amount of TerreStar’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar’s Chapter 11 plan of reorganization (the “TerreStar Plan”) on February 15, 2012.  Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  As of December 31, 2012, we had no investment in TerreStar.

Note 6.                                 Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Trade accounts receivable	$188,463	$203,774
Contracts in process	39,804	27,670
Total trade accounts receivable	228,267	231,444
Allowance for doubtful accounts	(16,894)	(18,484)
Total trade accounts receivable, net	$211,373	$212,960

As of December 31, 2012 and 2011, advances and progress billings offset against contracts in process amounted to $5 million and $12 million, respectively.

Note 7.                                 Inventory

Our inventory consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Finished goods	$57,540	$49,038
Raw materials	19,041	11,212
Work-in-process	7,767	8,457
Total inventory	$84,348	$68,707

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8.                                 Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2012	2011
		(In thousands)
Land	—	$42,312	$41,516
Buildings and improvements	1-40	363,338	350,041
Furniture, fixtures, equipment and other	1-12	1,064,071	947,647
Customer rental equipment	1-5	251,708	158,371
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI - fully depreciated	N/A	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
EchoStar XVII	15	503,941	—
SPACEWAY 3	12	286,707	286,707
Satellites acquired under capital leases	10-15	935,104	906,526
Construction in progress	—	455,186	716,486
Total property and equipment		4,952,494	4,457,421
Accumulated depreciation		(2,340,210)	(2,003,875)
Property and equipment, net		$2,612,284	$2,453,546

As of December 31, 2012 and 2011, accumulated depreciation included accumulated depreciation of satellites acquired under capital leases of $362 million and $302 million, respectively.

“Construction in progress” consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$345,090	$232,364
EchoStar XVII	—	365,721
Other	35,035	39,501
Uplinking equipment	37,264	60,233
Other	37,797	18,667
Construction in progress	$455,186	$716,486

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2012, 2011 and 2010, we recorded $45 million, $43 million and $26 million, respectively, of capitalized interest related to our satellites under construction.

Depreciation expense of our property and equipment consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Satellites	$150,034	$112,182	$92,750
Furniture, fixtures, equipment and other	202,628	157,274	98,481
Buildings and improvements	12,929	9,416	6,585
Total depreciation expense	$365,591	$278,872	$197,816

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $60 million, $34 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our depreciation expense increased in 2011 and 2012 as a result of the Hughes Acquisition.  See Note 15 for further discussion.

Satellites

As of December 31, 2012, we utilized 11 of our 12 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III (1) (2)	ESS	October 1997	61.5	12
EchoStar VI (1)	ESS	July 2000	77	12
EchoStar VIII (1)	ESS	August 2002	77	12
EchoStar IX (1)	ESS	August 2003	121	12
EchoStar XII (1)(5)	ESS	July 2003	61.5	10
EchoStar XVI (1)	ESS	November 2012	61.5	15

Leased from Other Third Parties (3):
AMC-15	ESS	January 2005	105	10
AMC-16	ESS	February 2005	85	10
Nimiq 5 (1)	ESS	October 2009	72.7	15
QuetzSat-1 (1)	ESS	November 2011	77	10

Under Construction (owned) :
CMBStar	Other	Construction Suspended

(1)	See Note 19 for further discussion of our transactions with DISH Network.
(2)	Fully depreciated and currently an in-orbit spare.
(3)	These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.
(4)	Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.
(5)	Depreciable life represents the remaining useful life as of the date EchoStar XII was acquired from a third-party in 2005.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

In July 2012, we successfully launched EchoStar XVII, our next-generation, geostationary high throughput satellite that employs a multi-spot beam and “bent pipe” Ka-band architecture.  We introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012 utilizing EchoStar XVII.

In November 2012, we successfully launched our EchoStar XVI satellite, a direct broadcast satellite.  EchoStar XVI is fully leased to DISH Network for the delivery of DTH broadcast services to DISH customers in the United States.  We expect to provide service on EchoStar XVI in the first quarter of 2013.

In November 2012, we entered into an agreement with Arianespace, SA to launch multiple new satellites over a multi-year period, which will provide us with launch capacity and flexibility for our satellite program.

In 2008, we entered into a transponder service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease certain transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013.  See Note 19 for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; and therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy.  As a result of TWTA failures in previous years, including the most recent failures in February 2013, only 8 transponders are currently available for use.  Although these failures have impacted the commercial operation of the satellite, EchoStar III was fully depreciated in 2009.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, the solar array anomalies in 2010 impacted the commercial operation of the satellite.  EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft.  The anomalies in 2012 did not impact current commercial operation or the estimated useful life of the satellite.  However, there can be no assurance that these anomalies or any future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  Prior to 2012, EchoStar VIII experienced several anomalies.  In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and one of the two on-board computers used to control the satellite to fail.  None of these anomalies has impacted the commercial operation or estimated

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.  EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode.  We currently operate EchoStar XII in spot beam mode.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII.

Leased Satellites

EchoStar I.  Prior to 2012, we leased EchoStar I from DISH Network.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly, which had no impact on the commercial operation of the satellite.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005.  AMC-15 is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity, which results in corresponding reductions in the related capital lease obligation and the carrying amount of the satellite.  During 2011, AMC-15 experienced solar-power anomalies, which caused a partial power loss that reduced its capacity.  As a result, the monthly recurring payment was reduced and the capital lease obligation and carrying amount of the satellite were each decreased by $20 million.  There can be no assurance that these anomalies or any future anomalies will not reduce AMC-15’s useful life or further impact its commercial operations.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005.  AMC-16 is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  As a result, the capital lease obligation and the carrying amount of the satellite were each decreased by $39 million.  As a result of prior period adjustments associated with satellite anomalies and depreciation expense recognized on the satellite, the net carrying amount of AMC-16 had been reduced to zero as of December 31, 2010.  In 2011 and in 2012, the monthly recurring payment for AMC-16 was further reduced due to the 2010 anomaly and additional solar power anomalies in 2012, resulting in reductions in the capital lease obligation of $7 million and $13 million, respectively.  Because the carrying amount of AMC-16 had been reduced to zero in 2010, these 2011 and 2012 adjustments to the capital lease obligation were recognized as gains in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). There can be no assurance that these anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2008, we suspended construction of the CMBStar satellite.  In 2011, we determined that the carrying amount of the satellite was not recoverable and recognized a $33 million impairment to reduce the carrying amount of the satellite to its estimated fair value of $19 million.  We estimated fair value by evaluating the probable cash flows that we may receive from potential uses including what other purchasers in the market may have paid for a reasonably similar asset and the amount we could realize should we deploy the satellite in a manner different from its original intended use.  The valuation model used Level 3 inputs.  We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite.  There can be no assurance that this satellite will not be further impaired in the future.

Note 9.                                 Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill.  Goodwill is assigned to reporting units of our operating segments and is subject to our annual impairment testing and more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  Changes in the carrying amount of our goodwill by reportable segment, for the years ended December 31, 2012 and 2011, are as follows:

	EchoStar Technologies	Hughes	Consolidated Total
	(In thousands)
Balance as of December 31, 2010	$6,457	$—	$6,457
Troppus acquisition	10,363	—	10,363
Hughes acquisition	—	516,198	516,198
Balance as of December 31, 2011	16,820	516,198	533,018
Deferred tax adjustment	—	(12,025)	(12,025)
Contribution to DISH Digital	(6,457)	—	(6,457)
Impairment	(6,612)	—	(6,612)
Balance as of December 31, 2012	$3,751	$504,173	$507,924

As of December 31, 2012, the majority of our goodwill was derived from the Hughes Acquisition.  In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase the deferred tax assets and deferred tax liabilities in the aggregate by $12 million with a corresponding adjustment to goodwill in the first quarter of 2012.  During the second quarter of 2012, we performed step one of our annual two-step test of impairment of Hughes goodwill.  Step one involves a comparison of the estimated fair value of each reporting unit with its carrying amount, including goodwill.  We estimated the fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value, and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that Hughes goodwill was not impaired and it was not necessary to perform step two of the two-step goodwill impairment test.

In connection with the formation of DISH Digital in July 2012, we contributed the net assets and business of Move Networks, Inc., a reporting unit of our EchoStar Technologies segment that we acquired in 2010, to DISH Digital.  Goodwill of $6 million assigned to this reporting unit was reclassified to our investment in DISH Digital. See Note 19 for additional information about our investment in the DISH Digital.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the fourth quarter of 2012, we performed our annual impairment test of goodwill assigned to the Troppus reporting unit of our EchoStar Technologies segment.  Based on an updated business plan and the application of probability-weighted discounted cash flow techniques to estimate the fair value of the reporting unit, we determined that the goodwill was impaired and recognized a $7 million impairment loss to adjust the carrying amount of the goodwill to its implied fair value of $4 million.  Our fair value estimate included significant unobservable inputs and is categorized within Level 3 of the fair value hierarchy.

Regulatory Authorizations

Regulatory authorizations consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Indefinite lives	$491,657	$469,810
Finite lives	71,055	—
Total regulatory authorizations	$562,712	$469,810

The majority of our regulatory authorizations have indefinite useful lives as these authorizations can be renewed based on standard procedures and minimal costs.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization will be amortized on a straight-line basis over the remainder of its 15-year license term when it is placed into service.

Other Intangible Assets

Our intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of December 31,
	Average	2012			2011
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(113,906)	$180,026	$295,327	$(77,560)	$217,767
Contract-based	10	255,366	(178,138)	77,228	255,366	(145,406)	109,960
Technology-based	7	126,387	(66,338)	60,049	153,185	(49,307)	103,878
Trademark portfolio	20	29,700	(2,351)	27,349	32,191	(1,364)	30,827
Favorable leases	4	4,707	(1,863)	2,844	4,707	(687)	4,020
Total other intangible assets		$710,092	$(362,596)	$347,496	$740,776	$(274,324)	$466,452

Customer relationships are amortized predominantly in relation to the estimated discounted cash flows over the life of the intangible.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the years ended December 31, 2012, 2011 and 2010, amortization expense was $92 million, $107 million and $31 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future Amortization

As of December 31, 2012, our estimated future amortization of intangible assets was as follows:

Amount (1)
(In thousands)
For the Years Ending December 31,
2013	$69,010
2014	77,599
2015	62,875
2016	42,276
2017	37,154
Thereafter	58,582
Total	$347,496

(1)         Amount does not include estimated amortization on the Brazil authorization as it is not yet placed into service.

Impairments of Intangible Assets

In connection with our annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2012, we determined that certain terrestrial wireless spectrum assets had nominal value.  As a result, we recognized a $4 million of impairment loss to reduce the carrying amount of the assets to their estimated fair value of approximately zero.  The impairment losses recognized in the fourth quarter of 2012 were based primarily on fair value estimates using probability-weighted discounted cash flow techniques and limited market data.  Our fair value estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

In addition, in connection with the Hughes Acquisition, we acquired contractual rights to receive $44 million in cash discounts on future launch services (“Credits”) and assigned an estimated fair value of $22 million to the Credits on the acquisition date, which was recorded in “Other noncurrent assets, net.”  In November 2012, we entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated.  Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits, we recognized a $22 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of approximately zero as of December 31, 2012.

Note 10.  Debt and Capital Lease Obligations

As of December 31, 2012 and 2011, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below and which were registered with the Securities and Exchange Commission in January 2012 (collectively, the “Notes”), and our capital lease obligations.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the carrying amount and fair values of our debt:

		As of December 31,
		2012		2011
	Interest	Carrying	Fair	Carrying	Fair
	Rates	Amount	Value	Amount	Value
		(In thousands)
Senior Secured Notes	6.500%	$1,100,000	$1,210,000	$1,100,000	$1,138,500
Senior Notes	7.625%	900,000	1,026,450	900,000	936,000
Other	5.50 - 15.75%	2,041	2,041	1,036	1,036
Subtotal		2,002,041	$2,238,491	2,001,036	$2,075,536
Capital lease obligations (1)		486,458		527,618
Total debt and capital lease obligations		2,488,499		2,528,654
Less: Current portion		(67,706)		(64,474)
Long-term portion of debt and capital lease obligations		$2,420,793		$2,464,180

(1)         Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, Hughes Satellite Systems Corporation (“HSS”), our wholly-owned subsidiary issued $1.1 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, HSS may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.  In addition, prior to June 15, 2015, HSS may redeem up to 10% of the outstanding Senior Secured Notes per year at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, in connection with HSS’s issuance of $1.1 billion aggregate principal amount of its Senior Secured Notes.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  For the years ended December 31, 2012, 2011 and 2010, we amortized $5 million, $3 million and zero of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 8).  These agreements require monthly recurring payments, which include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance.  The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity.  Certain of these agreements provide for extension of the initial lease term at our option.  The effective interest rates for our satellite capital lease obligations range from 7.78% to 10.97%, with a weighted average of 9.35% as of December 31, 2012.  As discussed in Note 19, we have subleased transponders on certain of our leased satellites to DISH Network.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AMC-16.  AMC-16 commenced commercial operation during February 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location in October 2009, where it provides additional high-powered capacity to our satellite fleet.  The lease is renewable by us on a month-to-month basis following the initial 15-year term.

QuetzSat-1.  In 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  In 2008, we also entered into an agreement with DISH Network pursuant to which DISH Network has agreed to lease certain of the DBS transponders on QuetzSat-1 from us when it is placed into commercial operation at the 77 degree west longitude orbital location, which occurred in January 2013.  See Note 19 for further discussion on our agreement with DISH Network relating to QuetzSat-1.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2012, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2013	$148,937
2014	153,947
2015	87,899
2016	87,682
2017	87,711
Thereafter	514,015
Total minimum lease payments	1,080,191
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(313,000)
Net minimum lease payments	767,191
Less: Amount representing interest	(280,733)
Present value of net minimum lease payments	486,458
Less: Current portion	(66,048)
Long-term portion of capital lease obligations	$420,410

For the years ended December 31, 2012, 2011 and 2010, we received sublease rental income of approximately $79 million, $62 million and $52 million, respectively.  As of December 31, 2012, our future minimum sublease rental income was $1.155 billion relating to our satellites.  See “Nimiq 5 Agreement” and “QuetzSat-1 Agreement” in Note 19 for further discussion on our lease agreements with DISH Network.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11.                          Income Taxes

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$172,612	$290	$284,501
Foreign	22,072	25,485	4,272
Total income before income taxes	$194,684	$25,775	$288,773

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current benefit (provision):
Federal	$21,086	$(26,450)	$21,542
State	1,943	(291)	(579)
Foreign	(7,775)	(3,734)	(1,809)
Total current benefit (provision)	15,254	(30,475)	19,154
Deferred benefit (provision):
Federal	7,841	(464)	(96,976)
State	(6,720)	9,438	(6,593)
Foreign	(46)	—	—
Total deferred benefit (provision)	1,075	8,974	(103,569)
Total income tax benefit (provision), net	$16,329	$(21,501)	$(84,415)

The actual tax provisions for the years ended December 31, 2012, 2011 and 2010 reconcile to the amounts computed by applying the statutory federal tax rate to income before income taxes as shown below:

	For the Years Ended December 31,
	2012	2011	2010
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal benefit	(0.8)%	4.8%	(1.9)%
Dividend received deduction	1.8%	—	—
Decrease (increase) in valuation allowance	39.0%	(50.4)%	2.0%
Stock write-off	—	—	2.0%
Other	3.4%	(2.8)%	3.7%
Total income tax benefit (provision), net	8.4%	(83.4)%	(29.2)%

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$461,931	$138,169
Unrealized losses on investments, net	14,757	8,614
Accrued expenses	26,438	23,421
Stock-based compensation	14,942	15,659
Other asset	3,076	—
Total deferred tax assets	521,144	185,863
Valuation allowance	(69,224)	(35,729)
Deferred tax assets after valuation allowance	451,920	150,134

Deferred tax liabilities:
Depreciation and amortization	(798,878)	(492,207)
Other liabilities	(1,682)	(7,826)
Total deferred tax liabilities	(800,560)	(500,033)
Total net deferred tax liabilities	$(348,640)	$(349,899)

Current portion of net deferred tax assets	$23,317	$23,492
Noncurrent portion of net deferred tax liabilities	(371,957)	(373,391)
Total net deferred tax liabilities	$(348,640)	$(349,899)

Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $69 million and $36 million as of December 31, 2012 and 2011, respectively.  The change in the valuation allowance primarily relates to an increase in realized and unrealized losses that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  Net operating loss carryforwards for tax purposes were $1.111 billion as of December 31, 2012.  A substantial portion of these net operating loss carryforwards will begin to expire in 2020.  Capital loss carryforwards for tax purposes were $78 million as of December 31, 2012.  A substantial portion of these capital loss carryforwards will begin to expire in 2013.  Currently, we have a valuation allowance against all capital loss carryforwards that exist for tax purposes.  Tax credits available to offset future tax liabilities are $19 million as of December 31, 2012.  A substantial portion of these tax credits will begin to expire in 2026.

Additionally, tax benefit from excess tax deductions attributable to stock-based compensation has resulted in $6 million of net operating loss carryforwards that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable.  We follow the tax law ordering rules, which assume that stock option deductions are realized when they have been used for tax purposes.

As of December 31, 2012, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax.  As of December 31, 2012, we are currently under a U.S. federal income tax examination for fiscal year 2008.  We also file income tax returns in the United Kingdom, The Netherlands, Brazil, India and a number of other foreign jurisdictions where we have insignificant operations.  We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003.  As of December 31, 2012, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2012	2011	2010
	(In thousands)
Balance as of beginning of period	$48,874	$29,999	$14,559
Additions from Hughes Acquisition	—	3,119	—
Additions based on tax positions related to the current year	158	—	—
Additions based on tax positions related to prior years	3,723	16,630	15,440
Reductions based on tax positions related to prior years	(855)	(874)	—
Reductions based on tax settlements	(16,587)	—	—
Reductions based on expirations of statute of limitations	(636)	—	—
Balance as of end of period	$34,677	$48,874	$29,999

As of December 31, 2012, we had $35 million of unrecognized income tax benefits, of which $30 million, if recognized, would affect our effective tax rate.  As of December 31, 2011, we had $49 million of unrecognized income tax benefits, of which $30 million, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

Our policy related to interest and penalties for uncertain tax positions is to record them as a component of income tax expense in the accompanying statement of operations.  During 2012, 2011 and 2010, we recorded an insignificant amount of interest and penalties as a component of income tax expense on the accompanying statements of operations.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.  In such an event, we will record additional income tax provision or income tax benefit in the period in which such resolution occurs.

Note 12.                          Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions of the series, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series, and the designation of such series.  Our Board of Directors may, without stockholder approval, issue additional preferred stock of existing or new series with voting and other rights that could adversely affect the voting power of the holders of common stock and could have certain anti-takeover effects.  As of December 31, 2012, there were no shares of preferred stock outstanding.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common Stock

The Class A, Class B, and Class C common stock are equivalent except for voting rights.  Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.  Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock.  Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held.  Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock.  There are no shares of Class C common stock outstanding.

Each holder of Class D common stock is not entitled to a vote on any matter.  Each share of Class D common stock is entitled to receive dividends and distributions upon liquidation on a basis equivalent to that of the Class A common stock.  There are no shares of Class D common stock outstanding.

Common Stock Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2013.  During the years ended December 31, 2012 and 2011, we did not repurchase any common stock under this plan.  During the year ended December 31, 2010, we repurchased 34,000 shares of our Class A common stock for $605,000.

Note 13.                          Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), in which we are authorized to issue 2.5 million shares of Class A common stock.  As of December 31, 2012, we had 1.7 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  During the years ended December 31, 2012, 2011 and 2010, employee purchases of Class A common stock through the ESPP totaled 158,000 shares, 140,000 shares and 139,000 shares, respectively.

401(k) Employee Savings Plans

During 2011 and 2012, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the “Hughes 401(k) Plan”) and one for all of our other eligible employees (the “EchoStar 401(k) Plan”).

Under the EchoStar 401(k) Plan, eligible employees may contribute up to 50% of their compensation on a pre-tax basis, subject to the Internal Revenue Service (“IRS”) limit of $17,000 in 2012.  Employee contributions were immediately vested.  We matched 50% of employee contributions to the EchoStar 401(k) Plan up to $1,500 per employee.  Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the EchoStar 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.  Matching contributions under the EchoStar 401(k) Plan are 100% vested after an eligible employee has completed five years of service from the date of the contribution.  For the year ended December 31, 2012, we recognized $2 million of

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

matching contributions, net of forfeitures, and $5 million of discretionary stock contributions, net of forfeitures to the EchoStar 401(k) Plan.  For each of the years ended December 31, 2011 and 2010, we recognized $1 million of matching contributions, net of forfeitures, and $4 million of discretionary stock contributions, net of forfeitures to the EchoStar 401(k) Plan.

Under the Hughes 401(k) Plan, eligible employees may contribute up to 25% (16% for highly compensated employees) of their compensation on a pre-tax basis, subject to the IRS limit.  Employee contributions were immediately vested.  We matched 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation to the Hughes 401(k) Plan.  Matching contributions are 100% vested after eligible employees have completed three years of service. For the years ended December 31, 2012 and 2011, we recognized $7 million and $3 million of matching contributions, respectively, to the Hughes 401(k) Plan. We did not recognize any matching contribution in 2010 to the Hughes 401(k) Plan as the Hughes Acquisition was not completed until June 2011.

Beginning January 1, 2013, we have one 401(k) employee saving plan for all of our eligible employees.

Note 14.                          Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance-based and non-performance based stock incentives.  As of December 31, 2012, we had outstanding under these plans stock options to acquire 7.9 million shares of our Class A common stock and 0.2 million restricted stock units.  Stock options granted prior to and on December 31, 2012 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While historically we have issued stock awards subject to vesting, typically over three to five years, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives.  As of December 31, 2012, we had 5.5 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2012, the following stock awards were outstanding:

	As of December 31, 2012
	EchoStar Awards		DISH Network Awards
	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	6,798,432	106,063	2,215,313	94,999
Held by DISH Network employees	1,109,868	45,620	—	—
Total outstanding stock awards	7,908,300	151,683	2,215,313	94,999

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our employees or DISH Network’s employees.  Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network.  Accordingly, stock-based compensation that we recognize with respect to DISH Network stock awards was included in “Additional paid-in capital” on our Consolidated Balance Sheets.

Exercise prices for stock options outstanding and exercisable as of December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2012	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2012	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $10.00	3,666	3	$2.15	3,666	3	$2.15
$10.01 - $15.00	587,033	6	$14.83	202,633	6	$14.83
$15.01 - $20.00	796,565	7	$18.82	249,565	7	$18.65
$20.01 - $25.00	1,931,812	5	$22.15	1,160,212	6	$21.05
$25.01 - $30.00	2,354,903	5	$28.59	1,614,103	4	$28.77
$30.01 - $35.00	485,601	9	$33.89	59,501	4	$31.93
$35.01 - $40.00	1,748,720	8	$37.14	456,486	7	$37.03
	7,908,300	6	$27.21	3,746,166	6	$25.98

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	8,078,413	$26.30	7,795,373	$23.24	7,203,101	$24.85
Granted	771,000	$30.81	1,955,000	$36.01	1,258,000	$19.15
Exercised	(569,073)	$20.02	(1,082,280)	$23.59	(105,573)	$15.06
Forfeited and cancelled	(372,040)	$25.71	(589,680)	$23.07	(560,155)	$33.99
Total options outstanding, end of period	7,908,300	$27.21	8,078,413	$26.30	7,795,373	$23.24
Performance-based options outstanding, end of period (1)	632,100	$25.28	658,700	$25.30	697,100	$25.38
Exercisable at end of period	3,746,166	$25.98	2,854,272	$25.02	2,722,709	$25.77

(1)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

(2)         Granted options for the year ended December 31, 2011 was corrected in the fourth quarter of 2012 to exclude 700,000 options which had not been validly granted in 2011.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We realized tax benefits from stock options exercised of $3 million, $5 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Based on the closing market price of our Class A common stock on December 31, 2012, the aggregate intrinsic value of our stock options was $61 million for options outstanding and $32 million for options exercisable as of December 31, 2012.

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	144,226	$29.22	107,249	$27.33	130,040	$27.78
Granted	33,333	$34.22	69,950	$32.00	—	$—
Vested	(16,210)	$32.61	(11,225)	$31.84	(13,975)	$31.84
Forfeited and cancelled	(9,666)	$25.84	(21,748)	$27.36	(8,816)	$26.70
Total restricted stock units outstanding, end of period	151,683	$30.18	144,226	$29.22	107,249	$27.33
Restricted Performance Units outstanding, end of period (1)	64,610	$26.72	74,276	$26.61	93,274	$26.66

(1)         These Restricted Performance Units are included in the caption “Total restricted stock units outstanding, end of period.”  See discussion of the 2005 LTIP below.

Long-Term Performance-Based Plans

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vests over seven years at the rate of 10% per year during the first four years, and at the rate of 20% per year thereafter.  Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable.  The competitive nature of our industry and certain other factors can significantly impact achievement of the goal.  While it was determined that achievement of the goal was not probable as of December 31, 2012, this assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable as of December 31, 2012, we would have recorded total non-cash, stock-based compensation expense for our employees as indicated in the table below.  If the goal is met and there are unvested stock awards at that time, the vested amounts would be expensed immediately on our Consolidated Statements of Operations and Comprehensive Income (Loss), with the unvested portion recognized ratably over the remaining vesting period.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2005 LTIP
		Vested
	Total	Portion (1)
	(In thousands)
DISH Network awards held by EchoStar employees	$16,293	$16,159
EchoStar awards held by EchoStar employees	2,947	2,923
Total	$19,240	$19,082

(1)         Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2012, 2011and 2010 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Research and development expenses	$2,755	$2,411	$3,579
Selling, general and administrative expenses	11,830	13,653	9,967
Total non-cash, stock-based compensation	$14,585	$16,064	$13,546

As of December 31, 2012, total unrecognized compensation cost related to our non-performance based unvested stock awards was $33 million, including compensation expense related to DISH Network stock awards held by our employees as a result of the Spin-off.  This cost is based on an estimated future forfeiture rate of approximately 2.4% per year and will be recognized over a weighted-average period of approximately two years.  Stock-based compensation expense is recognized based on stock awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Valuation

The fair value of each stock option for the years ended December 31, 2012, 2011 and 2010 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2012	2011	2010
Risk-free interest rate	0.82% - 1.33%	1.08%-2.57%	1.64% - 2.97%
Volatility factor	40.36% - 41.12%	34.68% - 38.92%	31.00% - 32.73%
Expected term of options in years	5.9 - 6.0	5.1 - 6.0	6.1 - 6.2
Weighted-average grant-date fair value	$10.60 - $13.70	$8.07 - $14.42	$6.44 - $9.11

We do not currently intend to pay dividends on our common stock and accordingly, the dividend yield percentage used in the Black-Scholes option valuation model was assumed to be zero for all periods.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable.  Consequently, our estimate of fair value may differ from other valuation models.  Further, the Black-Scholes option valuation model requires the input of subjective assumptions.  Changes in the subjective input assumptions can materially affect the fair value estimate.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We will continue to evaluate the assumptions used to derive the estimated fair value of our stock options as new events or changes in circumstances become known.

Note 15.            Acquisitions

When we acquire a business, we assign the purchase price to the acquired assets and liabilities based upon their fair value using various valuation techniques, including the market approach, income approach, and/or cost approach.

The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

Hughes Communications

On June 8, 2011, we completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  The funding of the Hughes Acquisition was supported by the issuance of the Notes.  See Note 10 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  As of December 31, 2012, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $16 million, which is payable based on the original vesting terms of the stock award.  Of the $16 million, $12 million was accrued as of December 31, 2012, the remainder of which will be recognized over the remaining vesting period associated with the original stock award, the last of which expires in 2014.

Hughes Communications is a global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Hughes Acquisition was accounted for as a business combination.  The aggregate purchase price for the acquisition was assigned to the acquired assets and liabilities, as follows:

Amount
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Goodwill (non-deductible)	504,173
Other intangible assets	420,907
Regulatory authorizations	400,000
Other noncurrent assets	61,463
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Noncontrolling interests	(9,679)
Total purchase price	$2,174,613

During 2011, in connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following unaudited pro forma consolidated operating results for the years ended December 31, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations, or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Years Ended December 31,
Supplemental pro forma financial information (Unaudited)	2011	2010
	(In thousands, except per share amounts)
Total revenue	$3,226,721	$3,387,978
Net income attributable to EchoStar	$21,582	$109,582
Basic EPS	$0.25	$1.29
Diluted EPS	$0.25	$1.29

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 17 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Move Networks

On December 31, 2010, we acquired certain assets and the business of Move Networks, Inc. for $45 million in cash.  These assets include patented technology that enables the adaptive delivery of video content via the Internet which will allow us to expand our portfolio of advanced technologies serving cable, satellite, telecommunications companies and IPTV video providers.  This transaction was accounted for as a business combination.  The assignment of acquisition consideration was as follows:

Amount
(In thousands)
In-process research and development	$26,482
Property and equipment	7,213
Goodwill (deductible)	6,457
Other intangible assets	4,271
Accounts receivable	535
Other current assets, net	33
Total acquisition consideration	$44,991

The transaction did not have an impact on our results of operations for the year ended December 31, 2010 and would not have materially impacted our results of operations for 2010 had the transaction occurred on January 1, 2010.  The assets and business acquired from Move Networks, Inc. were assigned to a reporting unit of our EchoStar Technologies segment.  That reporting unit was subsequently contributed to Dish Digital in 2012.  See Note 19 for further discussion of our DISH Digital joint venture with DISH Network.

Note 16.            Commitments and Contingencies

Commitments

As of December 31, 2012, estimated future payments of our contractual obligations are summarized as follows:

	Payments due in the Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$2,002,041	$1,661	$207	$165	$8	$—	$2,000,000
Capital lease obligations	486,458	66,048	72,535	26,269	29,095	32,472	260,039
Interest expense on long-term debt and capital lease obligations	1,329,344	186,475	183,531	175,524	172,704	169,569	441,541
Satellite-related obligations	919,669	216,511	203,748	168,908	49,494	40,641	240,367
Operating lease obligations	70,429	19,196	16,613	13,052	8,031	5,434	8,103
Purchase and other obligations	250,554	243,257	2,296	1,667	1,667	1,667	—
Payments in connection with acquisition	15,770	11,189	4,581	—	—	—	—
Total	$5,074,265	$744,337	$483,511	$385,585	$260,999	$249,783	$2,950,050

“Satellite-related obligations” primarily includes, among other things, costs for our capital lease satellites, transponder agreements and in-orbit incentives relating to EchoStar XVI and EchoStar XVII, which were launched in the second half of 2012.  In addition, “Satellite-related obligations” also includes our commitment relating to a launch contract we entered into with Arianespace, SA in November 2012 to launch multiple new satellites over a multi-year period.

“Purchase and other obligations” primarily consists of binding purchase orders for digital set-top boxes and related components  Our purchase obligations can fluctuate significantly from period to period due to, among other things, management’s control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table above does not include $30 million of liabilities associated with unrecognized tax positions that were accrued as of December 31, 2012 and are included on our Consolidated Balance Sheets. We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch, or lease of additional satellites.

Rent Expense

For the years ended December 31, 2012, 2011 and 2010, we recorded $32 million, $39 million and $25 million, respectively, of operating leases expense

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

Cyberfone Systems, LLC (f/k/a LVL Patent Group, LLC)

On September 15, 2011, LVL Patent Group, LLC filed suit against EchoStar Corporation and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as DISH Network L.L.C. a wholly-owned subsidiary of DISH Network, and DirecTV, Inc. in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,044,382, which is entitled “Data Transaction Assembly Server.”  DirecTV was dismissed from the case on January 4, 2012.  On July 12, 2012, Cyberfone Systems, LLC (“Cyberfone”) filed the operative second amended complaint making the same claim.  On January 24, 2013, Cyberfone voluntarily dismissed the action against us and DISH Network L.L.C. without prejudice, and the matter is now concluded.

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against our wholly-owned subsidiary, Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed a lawsuit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in Hopper™ set-top boxes.  The PrimeTime Anytime feature allows a user of a Hopper set-top box, at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  The AutoHop feature allows a subscriber, at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

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

On September 21, 2012, the California court heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper’s PrimeTime Anytime and AutoHop features.  The Court denied that motion.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.

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

Joao Control & Monitoring Systems

During December 2010, Joao Control & Monitoring Systems (“Joao”) filed suit against Sling Media Inc., our indirectly wholly owned subsidiary, as well as ACTI Corporation, ADT Security, Alarmclub.Com, American Honda Motor Company, BMW, Byremote, Drivecam, Honeywell, Iveda Corporation, Magtec Products, Mercedes-

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Benz, On-Net Surveillance, OnStar, SafeFreight Technology, Skyway Security, SmartVue Corporation, Toyota Motor Sales, Tyco, UTC Fire and Xanboo in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 6,549,130 and 6,587,046.  The abstracts of the patents state that the claims are directed to the remote control of devices and appliances.  Joao is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During 2011, the case was transferred to the Northern District of California.  On February 5, 2013, the case was dismissed by the plaintiff without prejudice.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirectly wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  The suit alleges that the Slingbox-Pro-HD product infringes the 362 patent and the 436 patent because the Slingbox-Pro HD allegedly incorporates an ARM926EJ-S processor core capable of Java hardware acceleration.  During 2010, the case was transferred to the Northern District of California.  On August 14, 2012, the Court entered an order granting Sling’s motion for summary judgment of non-infringement.  On December 21, 2012, the Court entered final judgment in Sling’s favor.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirectly wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

which DISH Network and we are sub licensees.  A new trial date has not yet been set.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed a suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed a suit against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada.  The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees’ Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado.  The complaint similarly alleges that that the March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.  We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sling Media v. Monsoon Multimedia Inc. and Belkin International Inc.

On January 7, 2013, our indirectly wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia Inc. and Belkin International Inc. in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.”

We intend to vigorously litigate this case.  We cannot predict with any degree of certainty the outcome of the suit.

Technology Development and Licensing L.L.C.

On January 22, 2009, Technology Development and Licensing L.L.C. (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We are being indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against our wholly owned subsidiary Sling Media, Inc. in the United States District Court of the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against our indirectly wholly owned subsidiary Hughes Network Systems, LLC, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend these cases.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Vigilos, LLC

On February 23, 2011, Vigilos, LLC (“Vigilos”) filed suit against EchoStar Corporation, two of our subsidiaries, Sling Media, Inc. and EchoStar Technologies L.L.C., and Monsoon Multimedia, Inc. in the United States District Court for the Eastern District of California alleging infringement of United States Patent No. 6,839,731, which is entitled “System and Method for Providing Data Communication in a Device Network.”  Subsequently in 2011, Vigilos added DISH Network L.L.C., a wholly owned subsidiary of DISH Network, as a defendant in its First Amended Complaint and the case was transferred to the Northern District of California.  Later in 2011, Vigilos filed a Second Amended Complaint that added claims for infringement of a second patent, United States Patent No. 7,370,074, which is entitled “System and Method for Implementing Open-Protocol Remote Device Control.”  Vigilos is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On December 21, 2012, we and DISH Network L.L.C. entered into a settlement agreement with Vigilos under which we and DISH Network L.L.C. made an immaterial payment in exchange for a license to certain patents and patent applications.  The case has been dismissed with prejudice.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of our business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Note 17.            Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) (“CODM”) of an enterprise.  Under this definition, we operate three primary business segments.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  During the years ended December 31, 2012, 2011 and 2010, transactions between segments were not significant.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income before income taxes” in our Consolidated Statements of Operations and Comprehensive Income (Loss):

			EchoStar	All
Year Ended December 31,	EchoStar		Satellite	Other and	Consolidated
2012	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
Capital expenditures	$69,809	$292,222	$118,998	$31,976	$513,005
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898

2011
Total revenue	$1,780,642	$676,222	$278,125	$26,442	$2,761,431
Capital expenditures	$81,420	$156,768	$119,004	$19,980	$377,172
EBITDA	$144,753	$167,100	$197,848	$(26,895)	$482,806

2010
Total revenue	$2,070,672	$—	$262,022	$17,675	$2,350,369
Capital expenditures	$66,755	$—	$120,450	$9,531	$196,736
EBITDA	$159,713	$—	$183,549	$174,510	$517,772

	For the Years Ended
	December 31,
	2012	2011	2010
	(In thousands)
EBITDA	$793,898	$482,806	$517,772
Interest expense, net	(141,853)	(71,772)	(88)
Depreciation and amortization	(457,326)	(385,894)	(228,911)
Net income attributable to noncontrolling interests	(35)	635	—
Income before income taxes	$194,684	$25,775	$288,773

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the goods and services are provided.  North America revenue includes transactions with North America customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America, and the Middle East.  The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
Long-lived assets:	2012	2011
	(In thousands)
North America:
United States	$3,921,385	$3,888,283
Other	40	3
All other	108,991	34,540
Total	$4,030,416	$3,922,826

	For the Years Ended December 31,
Revenue:	2012	2011	2010
	(In thousands)
North America:
United States	$2,403,976	$2,229,498	$2,010,679
Other	360,590	316,060	292,222
All other	357,138	215,873	47,468
Total	$3,121,704	$2,761,431	$2,350,369

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions with Major Customers. For the years ended December 31, 2012, 2011 and 2010, our revenue included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Total revenue:
DISH Network:
EchoStar Technologies segment	$1,277,038	$1,413,940	$1,713,983
Hughes segment	34,017	1,854	—
EchoStar Satellite Services segment	201,300	215,741	208,201
All Other and Eliminations	31,409	23,394	16,388
Total DISH Network	1,543,764	1,654,929	1,938,572
Bell TV (EchoStar Technologies segment)	222,038	218,329	202,424
All other	1,355,902	888,173	209,373
Total revenue	$3,121,704	$2,761,431	$2,350,369

Percentage of total revenue:
DISH Network	49.5%	59.9%	82.5%
Bell TV	7.1%	7.9%	8.6%
All other	43.4%	32.2%	8.9%

Note 18.            Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2012:
Total revenue	$764,780	$806,004	$764,721	$786,199
Operating income	$29,410	$45,933	$23,880	$663
Net income attributable to EchoStar	$126,588	$35,682	$22,554	$26,224
Basic EPS	$1.46	$0.41	$0.26	$0.29
Diluted EPS	$1.45	$0.41	$0.26	$0.28

Year ended December 31, 2011:
Total revenue	$479,826	$584,233	$863,163	$834,209
Operating income	$10,848	$45,821	$22,266	$1,903
Net income (loss) attributable to EchoStar	$17,164	$18,482	$(19,117)	$(12,890)
Basic EPS	$0.20	$0.21	$(0.22)	$(0.15)
Diluted EPS	$0.19	$0.21	$(0.22)	$(0.15)

For the quarter ended December 31, 2012, our operating results included (i) a $29 million nonrecurring dividend from a strategic investment and (ii) $33 million in impairment charges for certain of our goodwill and intangible assets.  For the quarter ended December 31, 2011, our operating results included a $33 million impairment of a satellite under construction.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19.            Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following the Spin-off, we and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with DISH Network in the future.

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

“Equipment revenue — DISH Network”

Receiver Agreement.  In connection with the Spin-off, we and DISH Network entered into a receiver agreement pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from us for a period that ended on January 1, 2012 (the “Prior Receiver Agreement”).  The Prior Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at our cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased.  Additionally, we provided DISH Network with standard manufacturer warranties for the goods sold under the Prior Receiver Agreement.  DISH Network was able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to us.  We were able to terminate the Prior Receiver Agreement if certain entities were to acquire DISH Network.  The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

Effective January 1, 2012, we and DISH Network entered into a new agreement (the “2012 Receiver Agreement”), expiring December 31, 2014, pursuant to which DISH Network continues to have the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.  The material terms of the 2012 Receiver Agreement are substantially the same as the material terms of the Prior Receiver Agreement, except that the 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories and other equipment from us either:  (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Receiver Agreement will be substantially the same as it was under the Prior Receiver Agreement.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Services and other revenue — DISH Network”

Broadcast Agreement.  In connection with the Spin-off, we and DISH Network entered into a broadcast agreement pursuant to which we provided certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services for a period that ended on January 1, 2012 (the “Prior Broadcast Agreement”).  DISH Network had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us.  If DISH Network terminated teleport services for a reason other than our breach, DISH Network was obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services.  The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we will continue to provide broadcast services to DISH Network, for the period from January 1, 2012 to December 31, 2016.  The material terms of the 2012 Broadcast Agreement are substantially the same as the material terms of the Prior Broadcast Agreement, except that:  (i) the fees for services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided; and (ii) if DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  There can be no assurance that, over the long term, aggregate pricing under the 2012 Broadcast Agreement will be substantially the same as it was under the Prior Broadcast Agreement.

Broadcast Agreement for Certain Sports Related Programming.  During May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with its carriage of certain sports related programming.  The term of this agreement is for ten years.  If DISH Network terminates this agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  We expect to provide service on EchoStar XVI in the first quarter of 2013. There can be no assurance that any options to renew this agreement will be exercised. DISH Network began making lease payments for satellite capacity to us on EchoStar XVI in January 2013.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us a temporary authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital right which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they lease from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we will sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on QuetzSat-1 satellite in February 2013 and continuing through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provided TT&C services to DISH Network for a period that ended on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a new TT&C agreement pursuant to which we will continue to provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

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

Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Communications provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes Communications pursuant to which Blockbuster may continue to purchase broadband products and services from the Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

Radio Access Network Agreement.  On November 29, 2012, Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, entered into an agreement with Dish Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by DISH Network at any time for convenience.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays Hughes Communications a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

“General and administrative expenses — DISH Network”

Management Services Agreement.  We have a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily accounting services) to us.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as our Senior Vice President and Controller through April 2012.  We make payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the Management Services Agreement.  We also reimburse DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us.  We and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as we and DISH Network mutually agreed upon.

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier:  (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.

Real Estate Lease Agreement.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Varick Sublease Agreement.  During 2008, we subleased certain space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years.

El Paso Lease Agreement.  During 2012, we leased certain space at 1285 Joe Battle Blvd. El Paso, Texas from DISH Network for a period ending on August 1, 2015, which also provides us with renewal options for four consecutive three year terms.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which, we acquire certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network.  The fee for the services provided under these satellite capacity agreements depends, among other things, upon the orbital location of the applicable satellite and the length of the lease. The term of each of satellite capacity agreements is set forth below:

D-1.  During 2012, HNS entered into a satellite capacity agreement pursuant to which HNS acquired certain satellite capacity from DISH Network on the D-1 satellite.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

EchoStar I. During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective as of July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement. For the years ended December 31, 2012, 2011 and 2010, the amount of those fees included in “Cost of sales — services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $8 million, $22 million and $19 million, respectively.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and DISH Network extended this agreement until December 31, 2013.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  For the years ended December 31, 2012, 2011 and 2010, we purchased $3.5 million, $0.1 million and $3.1 million of remanufactured receivers and related components, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

performed.

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH digital video recorders, or DVRs.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

Other Agreements

In November 2009, Mr. Roger J. Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both DISH Network and us.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  Although we do not consolidate NagraStar, we have the ability to significantly influence its operating policies; therefore, we account for our investment in NagraStar using the equity method of accounting.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Purchases from NagraStar	$13,024	$16,771	$18,557

	As of December 31,
	2012	2011
	(In thousands)
Due to NagraStar	$2,694	$2,965
Commitments to purchase from NagraStar	$7,303	$2,731

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes services we provided to Dish Mexico that are not related to the original contribution commitment associated with our investment.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Digital set-top boxes and related accessories	$58,097	$62,964	$80,910
Satellite services	$13,320	$8,520	$8,520
Uplink services	$9,144	$8,137	$368
Other services	$640	$—	$—

	As of December 31,
	2012	2011
	(In thousands)
Due from Dish Mexico	$11,699	$8,594

Deluxe /EchoStar LLC

We own 50% of Deluxe /EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Although we do not consolidate Deluxe, we have the ability to significantly influence its operating policies; therefore, we account for our investment in Deluxe using the equity method of accounting.  For the years ended December 31, 2012 and 2011, we recognized $1.6 million and $0.2 million, respectively, of revenue from Deluxe for transponders services and the sale of broadband equipment. We did not recognize any revenue from Deluxe in 2010. As of December 31, 2012 and 2011, we have receivables from Deluxe of approximately $0.8 million and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$0.2 million, respectively.

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

ECHOSTAR CORPORATION

SCHEDULE I

Parent company only financials are provided only as of and for the years ended December 31, 2012 and 2011 because there were no restricted net assets of EchoStar that would require the filing of such parent company only financials prior to issuance of the Notes and acquisition of Hughes Communications, Inc. and its subsidiaries in June 2011.

CONDENSED BALANCE SHEETS

(Parent Company Information Only— See Notes to Consolidated Financial Statements)

(Dollars in thousands, except per share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$471,820	$433,110
Marketable investment securities	773,529	821,325
Other current assets	16,678	—
Total current assets	1,262,027	1,254,435

Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	1,819,699	1,720,591
Restricted cash and marketable investment securities	979	746
Deferred tax assets	112,619	7,206
Intangible assets, net	56,113	73,009
Other investment securities	54,324	24,257
Total noncurrent assets	2,043,734	1,825,809
Total assets	$3,305,761	$3,080,244

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable - DISH Network	$70	$—
Accrued expenses and other	159,177	37,728
Deferred tax liabilities	3,712	—
Total current liabilities	162,959	37,728

Noncurrent Liabilities:
Long-term deferred revenue and other long-term liabilities	1,912	—
Total noncurrent liabilities	1,912	—
Total liabilities	164,871	37,728

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 45,449,362 and 44,500,440 shares issued, and 39,917,044 and 38,968,122 shares outstanding, respectively	45	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,394,646	3,360,301
Accumulated other comprehensive income	18,752	165,771
Accumulated deficit	(174,439)	(385,487)
Treasury stock, at cost	(98,162)	(98,162)
Total stockholders’ equity	3,140,890	3,042,516
Total liabilities and stockholders’ equity	$3,305,761	$3,080,244

ECHOSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Information Only— See Notes to Consolidated Financial Statements)

(In thousands)

	For the Years Ended December 31,
	2012	2011
Costs and Expenses:
Selling, general and administrative expenses	$1,083	$1,762
Depreciation and amortization	16,965	15,982
Total costs and expenses	18,048	17,744

Operating loss	(18,048)	(17,744)

Other Income (Expense):
Interest income	8,874	7,105
Realized gains on marketable investment securities and other investments	162,257	6,518
Gains on investments accounted for at fair value, net	—	15,871
Equity in earnings (losses) of unconsolidated affiliates	(7,224)	3,325
Other, net	46,026	—
Total other income (expense), net	209,933	32,819

Income before income taxes and equity in earnings of consolidated subsidiaries, net	191,885	15,075
Equity in earnings (losses) of consolidated subsidiaries, net	16,033	(2,010)
Income tax benefit (provision), net	3,130	(9,426)
Net income	$211,048	$3,639

Comprehensive Income (Loss):
Net income	$211,048	$3,639
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,595)	(14,095)
Unrealized holding gains (losses) on available-for-sale securities and other	30,799	(1,276)
Recognition of previously unrealized gains on available-for-sale securities in net income	(175,223)	(6,637)
Total other comprehensive loss, net of tax	(147,019)	(22,008)
Comprehensive income (loss)	$64,029	$(18,369)

ECHOSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Information Only— See Notes to Consolidated Financial Statements)

(In thousands)

	For the Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$211,048	$3,639
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	16,965	15,982
Equity in losses (earnings) of unconsolidated affiliates	7,224	(3,325)
Equity in losses (earnings) of consolidated subsidiaries, net	(16,033)	2,010
Realized gains on marketable investment securities and other investments	(162,257)	(6,518)
Gains on investments accounted for at fair value, net	—	(15,871)
Deferred tax benefit	(95,982)	(49,353)
Other, net	16,893	10,173
Changes in noncurrent assets and noncurrent liabilities, net	1,912	—
Changes in current assets and current liabilities, net	101,434	119,472
Net cash flows from operating activities	81,204	76,209

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(878,427)	(1,746,577)
Sales and maturities of marketable investment securities	931,317	1,470,904
Contributions to subsidiaries and affiliates, net	(118,049)	(135,060)
Distribution received from investments in affiliates	7,500	—
Change in restricted cash and marketable investment securities	(233)	105
Purchase of strategic investments securities	—	(59,475)
Proceeds from sale of strategic investments	—	697,498
Other, net	—	(1,596)
Net cash flows from investing activities	(57,892)	225,799

Cash Flows From Financing Activities:
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	15,398	28,718
Other	—	1,882
Net cash flows from financing activities	15,398	30,600

Net increase in cash and cash equivalents	38,710	332,608
Cash and cash equivalents, beginning of period	433,110	100,502
Cash and cash equivalents, end of period	$471,820	$433,110

ECHOSTAR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2012, 2011 and 2010 were as follows:

	Balance at	Charged to
Allowance for doubtful accounts	Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year

For the years ended:
December 31, 2012	$18,484	$27,099	$(28,689)	$16,894
December 31, 2011	$7,644	$18,779	$(7,939)	$18,484
December 31, 2010	$5,605	$3,672	$(1,633)	$7,644