Form 10-Q
period 2013-03-31
EchoStar CORP
filed 2013-05-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO              .

Commission File Number:  001-33807

EchoStar Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1232727
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East, Englewood, Colorado	80112-5308
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2013, the registrant’s outstanding common stock consisted of 40,921,903 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  We currently derive a significant portion of our revenue from our primary customer, DISH Network Corporation (“DISH Network”).  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

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

i

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

ii

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

•                  Although we expect that the acquisition of Hughes Communications, Inc. and its subsidiaries will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$737,410	$731,614
Marketable investment securities	789,564	815,951
Trade accounts receivable, net of allowance for doubtful accounts of $16,051 and $16,894, respectively	197,932	211,373
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	309,927	281,845
Inventory	87,554	84,348
Deferred tax assets	25,824	23,317
Other current assets	71,822	66,201
Total current assets	2,220,033	2,214,649
Noncurrent Assets:
Restricted cash and marketable investment securities	21,468	29,045
Property and equipment, net of accumulated depreciation of $2,361,258 and $2,261,699, respectively	2,586,173	2,612,284
Regulatory authorizations	563,760	562,712
Goodwill	507,924	507,924
Other intangible assets, net	326,132	347,496
Other investment securities	179,571	183,211
Other noncurrent assets, net	144,891	142,912
Total noncurrent assets	4,329,919	4,385,584
Total assets	$6,549,952	$6,600,233
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$219,055	$284,728
Trade accounts payable - DISH Network	9,784	26,960
Current portion of long-term debt and capital lease obligations	65,136	67,706
Deferred revenue and other	48,473	47,652
Accrued interest	42,138	6,775
Accrued royalties	17,231	18,034
Accrued expenses and other	118,676	135,470
Total current liabilities	520,493	587,325
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,397,542	2,420,793
Deferred tax liabilities	366,815	373,447
Long-term deferred revenue and other long-term liabilities	89,042	68,441
Total noncurrent liabilities	2,853,399	2,862,681
Total liabilities	3,373,892	3,450,006
Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 46,348,988 and 45,449,362 shares issued, and 40,816,670 and 39,917,044 shares outstanding, respectively	46	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,424,498	3,394,646
Accumulated other comprehensive income (“AOCI”)	11,679	18,752
Accumulated deficit	(170,981)	(174,439)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,167,128	3,140,890
Noncontrolling interests	8,932	9,337
Total stockholders’ equity	3,176,060	3,150,227
Total liabilities and stockholders’ equity	$6,549,952	$6,600,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Revenue:
Equipment revenue - DISH Network	$308,875	$237,365
Equipment revenue - other	102,090	157,347
Services and other revenue - DISH Network	139,925	126,658
Services and other revenue - other	244,564	243,410
Total revenue	795,454	764,780
Costs and Expenses:
Cost of sales - equipment	353,855	337,166
Cost of sales - services and other	179,294	167,830
Selling, general and administrative expenses	93,908	96,979
General and administrative expenses - DISH Network	268	1,955
Research and development expenses	17,494	17,350
Depreciation and amortization	126,699	114,090
Total costs and expenses	771,518	735,370
Operating income	23,936	29,410

Other Income (Expense):
Interest income	1,977	2,879
Interest expense, net of amounts capitalized	(49,100)	(38,621)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of AOCI of $16,530 and $127,995, respectively	19,463	127,995
Equity in earnings (losses) of unconsolidated affiliates, net	(3,905)	4,185
Other, net	5,481	348
Total other income (expense), net	(26,084)	96,786
Income (loss) before income taxes	(2,148)	126,196
Income tax benefit, net	5,646	305
Net income	3,498	126,501
Less: Net income (loss) attributable to noncontrolling interests	40	(87)
Net income attributable to EchoStar	$3,458	$126,588

Weighted-average common shares outstanding - Class A and B common stock:
Basic	88,178	86,684
Diluted	89,600	87,326
Earnings per share - Class A and B common stock:
Basic	$0.04	$1.46
Diluted	$0.04	$1.45

Comprehensive Income (Loss)
Net income	$3,498	$126,501
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,950	5,092
Unrealized holding gains on AFS securities and other	7,529	43,429
Recognition of previously unrealized gains on AFS securities in net income	(16,530)	(127,995)
Total other comprehensive loss, net of tax	(7,051)	(79,474)
Comprehensive income (loss)	(3,553)	47,027
Less: Comprehensive income attributable to noncontrolling interests	62	171
Comprehensive income (loss) attributable to EchoStar	$(3,615)	$46,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,498	$126,501
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	126,699	114,090
Realized gains on marketable investment securities and other investments	(19,463)	(127,995)
Equity in losses (earnings) of unconsolidated affiliates, net	3,905	(4,185)
Stock-based compensation	4,984	6,918
Deferred tax benefit	(9,189)	(4,766)
Changes in current assets and current liabilities, net	(64,000)	(34,183)
Change in noncurrent assets and noncurrent liabilities, net	3,999	(3,681)
Other, net	(249)	6,511
Net cash flows from operating activities	50,184	79,210
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(181,709)	(278,902)
Sales of marketable investment securities	213,577	348,754
Purchases of property and equipment	(72,620)	(114,007)
Change in restricted cash and marketable investment securities	7,577	299
Purchase of strategic investments included in marketable and other investment securities	(7,156)	(374)
Other, net	(2,889)	(4,554)
Net cash flows from investing activities	(43,220)	(48,784)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	19,934	1,297
Repayment of long-term debt and capital lease obligations	(21,450)	(17,477)
Other	292	59
Net cash flows from financing activities	(1,224)	(16,121)
Effect of exchange rates on cash and cash equivalents	56	754
Net increase in cash and cash equivalents	5,796	15,059
Cash and cash equivalents, beginning of period	731,614	614,035
Cash and cash equivalents, end of period	$737,410	$629,094

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$14,912	$13,737
Capitalized interest	$200	$11,598
Cash received for interest	$5,692	$4,993
Cash paid for income taxes	$2,286	$1,648
Employee benefits paid in Class A common stock	$4,756	$—
Satellites and other assets financed under capital lease obligations	$1,848	$28,455
In-orbit incentive obligation for Echostar XVI	$18,000	$—
Reduction of capital lease obligation for AMC-16	$6,694	$—
Capital expenditures included in accounts payable	$5,812	$7,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

EchoStar Corporation (together with its subsidiaries is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  In 2008, DISH Network Corporation and its subsidiaries (“DISH Network”) contributed their digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to us (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

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

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Note 2.                     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Certain prior period amounts have been reclassified to conform to the current period presentation.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of our stock-based compensation, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels during the first quarter of 2013 or 2012.

As of March 31, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of March 31, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48 million and $30 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income (loss).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items either on the face of the statements of operations or in the notes to the financial statements.  ASU 2013-02 is effective for all reporting periods including interim periods beginning after December 15, 2012, with early adoption permitted.  We have applied the requirements of ASU 2013-02 in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2013.

Note 3.                     Earnings per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  As of March 31, 2013 and 2012, the calculation of our diluted weighted-average common shares outstanding excluded (i) 2.1 million and 4.4 million shares, respectively, underlying options to purchase shares of our Class A common stock as their effect is anti-dilutive and (ii) 0.7 million and 0.7 million shares, respectively, of our Class A common stock that are contingently issuable based upon meeting a company-specific goal, which was not achieved as of March 31, 2013, by March 31, 2015 pursuant to our performance-based stock incentive plan.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$3,458	$126,588

Weighted-average common shares outstanding - Class A and B common stock:
Basic	88,178	86,684
Dilutive impact of stock awards outstanding	1,422	642
Diluted	89,600	87,326

Earnings per share - Class A and B common stock:
Basic	$0.04	$1.46
Diluted	$0.04	$1.45

Note 4.                     Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Note 5.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investment securities consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$642,309	$654,096
VRDNs	65,010	66,145
Strategic	46,231	56,288
Other	36,014	39,422
Total marketable investment securities—current	789,564	815,951
Restricted marketable investment securities (1)	9,253	7,529
Total	798,817	823,480

Restricted cash and cash equivalents (1)	12,215	21,516

Other investment securities—noncurrent:
Cost method	26,073	27,711
Equity method	153,498	155,500
Total other investment securities—noncurrent	179,571	183,211
Total marketable investment securities, restricted cash and cash equivalents, and other investment securities	$990,603	$1,028,207

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

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2013
Debt securities:
Corporate bonds	$641,886	$530	$(107)	$642,309
VRDNs	65,010	—	—	65,010
Other (including restricted)	45,263	5	(1)	45,267
Equity securities - strategic	20,314	26,033	(116)	46,231
Total marketable investment securities	$772,473	$26,568	$(224)	$798,817
As of December 31, 2012
Debt securities:
Corporate bonds	$653,812	$591	$(307)	$654,096
VRDNs	66,145	—	—	66,145
Other (including restricted)	46,946	5	—	46,951
Equity securities - strategic	21,214	35,074	—	56,288
Total marketable investment securities	$788,117	$35,670	$(307)	$823,480

As of March 31, 2013, our restricted and non-restricted marketable investment securities included debt securities of $663 million with contractual maturities of one year or less and $90 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these securities are primarily related to temporary market fluctuations.

	As of
	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$225,002	$(186)	$275,587	$(288)
12 months or more	52,829	(38)	12,963	(19)
Total	$277,831	$(224)	$288,550	$(307)

Realized Gains on Marketable Investment Securities and Other Investments

For the three months ended March 31, 2013 and 2012, we recognized $19 million and $128 million, respectively, of gains from the sales of our marketable investment securities and other investments.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$446,361	$9,730	$436,631	$533,943	$23,621	$510,322
Debt securities:
Corporate bonds	$642,309	$—	$642,309	$654,096	$—	$654,096
VRDNs	65,010	—	65,010	66,145	—	66,145
Other (including restricted)	45,267	—	45,267	46,951	—	46,951
Equity securities - strategic	46,231	46,231	—	56,288	56,288	—
Total marketable investment securities	$798,817	$46,231	$752,586	$823,480	$56,288	$767,192

Investments in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50 million in aggregate principal amount of TerreStar’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar’s Chapter 11 plan of reorganization (the “TerreStar Plan”) on February 15, 2012.  Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  As of March 31, 2013, we had no investment in TerreStar.

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$180,111	$188,463
Contracts in process	33,872	39,804
Total trade accounts receivable	213,983	228,267
Allowance for doubtful accounts	(16,051)	(16,894)
Total trade accounts receivable, net	$197,932	$211,373

As of each of March 31, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $5 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                     Inventory

Our inventory consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Finished goods	$61,555	$57,540
Raw materials	13,353	19,041
Work-in-process	12,646	7,767
Total inventory	$87,554	$84,348

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2013	2012
		(In thousands)
Land	—	$42,579	$42,312
Buildings and improvements	1-40	365,548	363,338
Furniture, fixtures, equipment and other	1-12	1,088,092	1,064,071
Customer rental equipment	1-5	278,461	251,708
Satellites - owned (1)	10-15	2,127,826	1,762,264
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	109,821	455,186
Total property and equipment		4,947,431	4,873,983
Accumulated depreciation (1)		(2,361,258)	(2,261,699)
Property and equipment, net		$2,586,173	$2,612,284

(1)     Balances reclassified for reduction of a satellite previously retired from commercial service.

“Construction in progress” consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	$11,886	$9,325
EchoStar XVI	—	345,090
Other	37,353	25,710
Uplinking equipment	35,046	37,264
Other	25,536	37,797
Construction in progress	$109,821	$455,186

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Satellites	$46,544	$37,059
Furniture, fixtures, equipment and other	31,965	31,808
Customer rental equipment	23,287	18,765
Buildings and improvements	3,316	3,195
Total depreciation expense	$105,112	$90,827

Satellites

As of March 31, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Recent Developments

EchoStar VI and VIII.  DISH Network leases satellite capacity from us on certain of our satellites.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and DISH Network no longer leases capacity from us on these satellites.

EchoStar XVI.  In November 2012, we launched our EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is fully leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XIX.  In March 2013, we entered into a contract for the design and construction of EchoStar XIX, which is expected to be launched in mid-2016.  EchoStar XIX is our next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our HughesNet service to the consumer market in North America.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  The recent satellite anomalies that affected certain of our satellites are discussed below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”).  As a result of traveling wave tube amplifiers (“TWTAs”) failures in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.  EchoStar III was fully depreciated in 2009.

EchoStar XII.  EchoStar XII was designed to operate using 13 Ku Band broadcasting satellite service frequencies.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  It is likely that EchoStar XII will experience additional solar array anomalies and there can be no assurance that the existing anomalies or any future anomalies will not further impact operational capability of EchoStar XII.  The satellite is currently leased to DISH Network.

Leased Satellites

Pursuant to our satellite lease agreements, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity, which ordinarily results in a corresponding reduction in the related capital lease obligation and the carrying amount of the respective satellite.

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of the satellite capacity.  Accordingly, we reduced our capital lease obligation and recognized a corresponding gain of $7 million for the three months ended March 31, 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 9.                     Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Customer relationships	8	$293,932	$(123,590)	$170,342	$293,932	$(113,906)	$180,026
Contract-based	10	255,366	(184,813)	70,553	255,366	(178,138)	77,228
Technology-based	7	126,272	(70,562)	55,710	126,387	(66,338)	60,049
Trademark portfolio	20	29,700	(2,723)	26,977	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,157)	2,550	4,707	(1,863)	2,844
Total other intangible assets		$709,977	$(383,845)	$326,132	$710,092	$(362,596)	$347,496

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the three months ended March 31, 2013 and 2012, our total amortization expense was $22 million and $23 million, respectively.

Note 10.              Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,205,050	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	1,028,430	900,000	1,026,450
Other	1,467	1,467	2,041	2,041
Subtotal	2,001,467	$2,234,947	2,002,041	$2,238,491
Capital lease obligations (1)	461,211		486,458
Total debt and capital lease obligations	2,462,678		2,488,499
Less: Current portion	(65,136)		(67,706)
Long-term portion of debt and capital lease obligations	$2,397,542		$2,420,793

(1) Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 11.              Stock-Based Compensation

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Research and development expenses	$928	$1,061
Selling, general and administrative expenses	4,056	5,857
Total stock-based compensation	$4,984	$6,918

As of March 31, 2013, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $28 million, which included stock-based compensation expense related to DISH Network stock awards held by our employees as a result of the Spin-off.

Note 12.              Commitments and Contingencies

Commitments

As of March 31, 2013, our remaining satellite-related obligations were approximately $1.1 billion.  Our satellite-related obligations include, among other things, costs relating to our capital lease satellites, transponder service agreements, multiple launch contracts, in-orbit incentives as well as the design and construction of EchoStar XIX.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in the Hopper™ set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing counterclaims and venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  That motion was heard on April 19, 2013, and we await a ruling.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the appeal is currently being briefed.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its indirect wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the DISH Network defendants with prejudice, pursuant to a settlement under which we and the DISH Network defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed suit (the “Jacobi Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada.  The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees’ Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit (the “Chester County Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado.  The complaint similarly alleges that the March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.  We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Sling Media v. Monsoon Multimedia Inc. and Belkin International Inc.

On January 7, 2013, our indirect wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia, Inc. and Belkin International, Inc. in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.” Based on the same patents, on March 12, 2013, Sling Media, Inc. filed a complaint with the U.S. International Trade Commission (“ITC”) against Monsoon Multimedia, Inc., Belkin International, Inc., and C2 Microsystems, Inc. under Section 337 of the Tariff Act of 1930, as amended (“the Section 337 investigation”).  On April 1, 2013, the Court in the Northern District of California granted a joint motion to stay proceedings due to pending institution of the Section 337 investigation by the ITC.  On April 17, 2013, the ITC instituted the Section 337 investigation.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We intend to vigorously litigate this matter before the ITC, and thereafter in the Northern District of California.  We cannot predict with any degree of certainty the outcome of the suit.

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

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against our indirect wholly owned subsidiary Sling Media, Inc. in the United States District Court of the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirect wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 13.              Segment Reporting

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three months ended March 31, 2013 and 2012, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2013
Total revenue	$426,994	$289,399	$74,202	$4,859	$795,454
Capital expenditures	$12,311	$44,340	$12,272	$3,697	$72,620
EBITDA	$29,925	$63,981	$64,806	$12,922	$171,634

For the Three Months Ended March 31, 2012
Total revenue	$408,579	$274,218	$73,583	$8,400	$764,780
Capital expenditures	$8,076	$74,800	$28,116	$3,015	$114,007
EBITDA	$24,487	$69,202	$52,200	$130,226	$276,115

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
EBITDA	$171,634	$276,115
Interest expense, net	(47,123)	(35,742)
Depreciation and amortization	(126,699)	(114,090)
Net income (loss) attributable to noncontrolling interests	40	(87)
Income (loss) before income taxes	$(2,148)	$126,196

Note 14.             Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate public companies and DISH Network has no ownership interest in us.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 1, 2012, we and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.   DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network. DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 1, 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we will provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

Satellite Capacity Leased to DISH Network.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and DISH Network no longer leases capacity from us on these satellites.

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to lease all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The Federal Communications Commission has granted us a temporary authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital location which varies depending on the number of frequencies being used by EchoStar XV.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network leases 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on QuetzSat-1 satellite in February 2013 and will continue to provide service through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

TT&C Agreement.  On January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DISH Remote Access Services Agreement.  Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

SlingService Services Agreement.  Effective February 23, 2010, DISH Network entered into an agreement with us pursuant to which DISH Network receives certain services related to place-shifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communication, Inc. and its subsidiaries (“Hughes Communication”).  Hughes Communications provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the acquisition of Hughes Communication (the “Hughes Acquisition”).  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes Communications pursuant to which Blockbuster may continue to purchase broadband products and services from the Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellie Broadband L.L.C. (“dishNET”) entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays Hughes Communications a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Set-Top Box Application Development Agreement.  During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for the period ending on February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days notice.  The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for the XiP line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on the XiP line of set-top boxes until December 31, 2014.  Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the sublease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Varick Sublease Agreement.  During 2008, we subleased certain space at 185 Varick Street, New York, New York from DISH Network for a period of approximately seven years.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

D-1.  In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS acquired certain satellite capacity from DISH Network on the D-1 satellite for research and development.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.  For the three months ended March 31, 2013 and 2012, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $0.7 million and zero, respectively.

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective July 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.  For the three months ended March 31, 2013 and 2012, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was zero and $4 million, respectively.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and DISH Network extended this agreement until December 31, 2013.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  For the three months ended March 31, 2013 and 2012, our purchase of remanufactured receivers and related components from DISH Network was nominal and $0.5 million, respectively.

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and DISH Network formed DISH Digital, which is owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  Since a substantial majority of the voting power of the shares of both us and DISH Network is owned beneficially by Charles W. Ergen, our Chairman and DISH Network’s Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family, this is a formation of an entity under common control and a step up in basis is not allowed; therefore, each party’s contributions were recorded at book value for accounting purposes.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Purchases from NagraStar	$4,314	$2,942

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Due to NagraStar	$1,686	$2,694
Commitments to purchase from NagraStar	$8,026	$7,303

Dish Mexico

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes services we provided to Dish Mexico that are not related to the original contribution commitment associated with our investment.

	For the Three Months
	Ended March 31,
	2013	2012
	(In thousands)
Digital set-top boxes and related accessories	$15,393	$14,296
Satellite services	$4,787	$2,130
Uplink services	$1,479	$2,352
Other services	$—	$562

	As of
	March 31,	December 31,
	2013	2012
	(In thousands)
Due from Dish Mexico	$10,683	$11,699

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  Although we do not consolidate Deluxe, we have the ability to significantly influence its operating policies; therefore, we account for our investment in Deluxe using the equity method of accounting.  For the three months ended March 31, 2013 and 2012, we recognized $0.4 million and $0.1 million, respectively, of revenue from Deluxe for transponders services and the sale of broadband equipment.  As of March 31, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.6 million and $0.8 million, respectively.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A.  Risk Factors.”

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

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, including our Slingbox “placeshifting” technology, primarily for satellite TV service providers, telecommunication and international cable companies and, with respect to Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology can be used by consumers to watch and control their home digital video and audio content via a broadband Internet connection.  A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries (“DISH Network”), but we also sell digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) in Mexico and other international customers.

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

While we also expect to sell equipment to other customers, the number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including joint ventures.  Thus, our efforts in expanding our digital set-top box business are focused on international markets and we are not actively seeking set-top box opportunities with United States cable operators.  Over the years, we have noticed an increase in new market entrants that offer low cost set-

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

top boxes, including set-top boxes that are modeled after our products or products of our principal competitors.  The entry of these new competitors may result in pricing pressure in international markets that we hope to enter.  If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets.  As a result, our ability to generate revenue and income growth in future periods depends greatly on our success in entering the international markets.

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products, including Internet delivery of video content, whole-home HD DVR receivers and MPEG-4 digital compression technology, to our customers.  Our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors.  The margins we earn on sales are determined largely through periodic negotiations that could result in pricing reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.  Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies segment.  However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing.  If we do not compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects could be diminished.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of March 31, 2013 and December 31, 2012, our Hughes segment had approximately 692,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 28,000 and 23,000 subscribers as of March 31, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of March 31, 2013 and December 31, 2012, we had $1.034 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  Possible adverse effects on the EchoStar Technologies segment from DISH Network’s possible decline in gross subscriber additions are not expected to materially impact the revenue generated within the EchoStar Satellite Services segment in the near term.  As of March 31, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.386 billion and $1.440 billion, respectively.

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

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales - services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise customers, consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to our customers, including DISH Network.

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income attributable to EchoStar” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax benefit, net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  This “non-GAAP measure” is reconciled to “Net income attributable to EchoStar” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

	As of or For the Three
	Months Ended March 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$308,875	$237,365	$71,510	30.1
Equipment revenue - other	102,090	157,347	(55,257)	(35.1)
Services and other revenue - DISH Network	139,925	126,658	13,267	10.5
Services and other revenue - other	244,564	243,410	1,154	0.5
Total revenue	795,454	764,780	30,674	4.0
Costs and Expenses:
Cost of sales - equipment	353,855	337,166	16,689	4.9
% of Total equipment revenue	86.1%	85.4%
Cost of sales - services and other	179,294	167,830	11,464	6.8
% of Total services and other revenue	46.6%	45.4%
Selling, general and administrative expenses (including DISH Network)	94,176	98,934	(4,758)	(4.8)
% of Total revenue	11.8%	12.9%
Research and development expenses	17,494	17,350	144	0.8
% of Total revenue	2.2%	2.3%
Depreciation and amortization	126,699	114,090	12,609	11.1
Total costs and expenses	771,518	735,370	36,148	4.9
Operating income	23,936	29,410	(5,474)	(18.6)

Other Income (Expense):
Interest income	1,977	2,879	(902)	(31.3)
Interest expense, net of amounts capitalized	(49,100)	(38,621)	(10,479)	27.1
Realized gains on marketable investment securities and other investments (including reclassification of realized gains on available-for-sale securities out of accumulated other comprehensive income of $16,530 and $127,995, respectively	19,463	127,995	(108,532)	(84.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(3,905)	4,185	(8,090)	*
Other, net	5,481	348	5,133	*
Total other income (expense), net	(26,084)	96,786	(122,870)	*
Income (loss) before income taxes	(2,148)	126,196	(128,344)	*
Income tax benefit, net	5,646	305	5,341	*
Net income	3,498	126,501	(123,003)	(97.2)
Less: Net income (loss) attributable to noncontrolling interests	40	(87)	127	*
Net income attributable to EchoStar	$3,458	$126,588	$(123,130)	(97.3)

Other Data:
EBITDA	$171,634	$276,115	$(104,481)	(37.8)
Subscribers (1)	692,000	608,000	84,000	13.8

*Percentage is not meaningful.

(1)   Excluded 28,000 and 26,000 subscribers as of March 31, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $309 million during the three months ended March 31, 2013, an increase of $72 million or 30.1%, compared to the same period in 2012.  The increase was primarily due to higher sales of set-top boxes and related accessories.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Equipment revenue - other.  “Equipment revenue - other” totaled $102 million during the three months ended March 31, 2013, a decrease of $55 million or 35.1%, compared to the same period in 2012.  The decrease was attributable to lower sales of set-top boxes and related accessories of $42 million to Bell TV and $3 million to our international customers, primarily due to a decline in the number of units sold and average revenue per unit.  The decrease in “Equipment revenue - other” was also due to lower sales of $4 million of broadband equipment and networks to customers in the enterprise market provided by our Hughes segment.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $140 million during the three months ended March 31, 2013, an increase of $13 million or 10.5%, compared to the same period in 2012.  The increase was primarily due to higher revenue earned from the sales of broadband services generated by our Hughes segment and additional services relating to the development of web-based applications for set-top boxes as well as uplink services provided by our EchoStar Technologies segment.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Services and other revenue - other. “Services and other revenue - other” totaled $245 million during the three months ended March 31, 2013, an increase of $1 million or 0.5%, compared to the same period in 2012.  The increase was primarily attributable to higher sales of broadband services to customers in the enterprise market provided by our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $354 million during the three months ended March 31, 2013, an increase of $17 million or 4.9%, compared to the same period in 2012.  The increase was primarily due to higher costs of $62 million resulting from higher sales of set-top boxes and related accessories to DISH Network.  The increase in “Cost of sales — equipment” was partially offset by lower costs of $38 million, primarily relating to a decrease in sales of set-top boxes and related accessories to Bell TV and our international customers.  “Cost of sales — equipment” represented 86.1% and 85.4% of total equipment revenue for the three months ended March 31, 2013 and 2012, respectively.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $179 million during the three months ended March 31, 2013, an increase of $11 million or 6.8%, compared to the same period in 2012.  The increase was due to corresponding increases in costs of $11 million and $5 million resulting from higher services revenue generated by our EchoStar Technologies segment and our Hughes segment, respectively.  The increase in “Cost of sales — services and other” was partially offset by a decrease in cost of sales of $4 million, primarily due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.  “Cost of sales — services and other” represented 46.6% and 45.4% of total services and other revenue for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $94 million during the three months ended March 31, 2013, a decrease of $5 million or 4.8%, compared to the same period in 2012.  The decrease was mainly due to lower administrative expenses incurred associated with third-party professional services and administrative services provided to us by DISH Network.  See Note 14 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.  The decrease in “Selling, general and administrative expenses” was partially offset by higher marketing and advertising expenses incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 11.8% and 12.9% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expense totaled $127 million during the three months ended March 31, 2013, an increase of $13 million or 11.1%, compared to the same period in 2012.  The increase was primarily related to depreciation expense of $15 million on EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively.  In addition, the increase in “Depreciation and amortization” expense was also partly due to higher depreciation expense of $4 million associated with customer rental equipment in our Hughes segment.  The increases in “Depreciation and amortization” expense were partially offset by lower depreciation expense of $5 million on EchoStar VI, which was fully depreciated in August 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $49 million during the three months ended March 31, 2013, an increase of $10 million or 27.1%, compared to the same period in 2012.  The increase was due to lower capitalization of interest expense of $11 million associated with EchoStar XVII and EchoStar XVI as they were placed into service in October 2012 and January 2013, respectively.

Realized gains on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” totaled $19 million during the three months ended March 31, 2013, a decrease of $109 million or 84.8%, compared to the same period in 2012.  The decrease was related to higher gains of $109 million recognized on sales of marketable investment securities and other investments during the first quarter of 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $172 million during the three months ended March 31, 2013, a decrease of $105 million or 37.8%, compared to the same period in 2012.  The decrease was primarily due to higher gains of $109 million recognized from the sale of marketable investment securities and other investments during the first quarter 2012.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended March 31,		Variance
	2013	2012	Amount	%
	(In thousands)
EBITDA	$171,634	$276,115	$(104,481)	(37.8)
Interest expense, net	(47,123)	(35,742)	(11,381)	31.8
Income tax benefit, net	5,646	305	5,341	*
Depreciation and amortization	(126,699)	(114,090)	(12,609)	11.1
Net income attributable to EchoStar	$3,458	$126,588	$(123,130)	(97.3)

*Percentage is not meaningful

Income tax benefit, net.  Income tax benefit, net totaled $5.6 million during the three months ended March 31, 2013, an increase of $5.3 million, compared to $0.3 million benefit in the same period in 2012.  Our effective income tax benefit rate was 262.8% for the three months ended March 31, 2013 compared to 0.2% for the same period in 2012.  The change in our effective tax rate was primarily related to the release of valuation allowances associated with our capital investments and reinstatement of the research and experimentation tax credit for 2012 and 2013, as enacted by the American Taxpayer Relief Act on January 2, 2013.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $3 million during the three months ended March 31, 2013, a decrease of $123 million or 97.3%, compared to the same period in 2012.  The decrease was primarily attributable to lower: (i) gains of $109 million recognized from the sale of marketable investment securities and other investments; (ii) capitalization of interest expense of $11 million associated with our EchoStar XVII and EchoStar XVI satellites, which were placed into service in October 2012 and January 2013, respectively; and (iii) earnings of $8 million from our investments accounted for under the equity method of accounting.  The reductions in “Net income attributable to EchoStar” was partially offset by a $7 million gain recognized as a result of an anomaly associated with AMC-16, one of our capital leased satellites.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  As of March 31, 2013, our cash, cash equivalents and current marketable investment securities totaled $1.527 billion compared to $1.548 billion as of December 31, 2012, a decrease of $21 million.  This decrease in cash, cash equivalents and current marketable investment securities was primarily driven by capital expenditures of $73 million, partially offset by cash generated from operations of $50 million for the three months ended March 31, 2013.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of March 31, 2013 and December 31, 2012, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $65 million and $66 million, respectively.

The following discussion highlights our cash flow activities for the three months ended March 31, 2013.

Cash flows from operating activities.  We typically reinvest the cash flows from operating activities in our business.  For the three months ended March 31, 2013, we reported net cash inflows from operating activities of $50 million, a decrease of $29 million, compared to the same period in 2012.  The decrease was primarily attributable to lower net income of $123 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments;” (iii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iv) “Deferred tax benefit;” and (v) “Other, net.”  In addition, net cash inflows was reduced by $22 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, and strategic investments.  For the three months ended March 31, 2013, we reported net cash outflows from investing activities of $43 million, a decrease of $5 million compared to the same period in 2012.  The decrease was primarily related to a reduction in capital expenditures of $41 million, which was partially offset by lower proceeds of $38 million from net sales of marketable investment securities.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, and redemption or payment of long-term debt and capital lease obligations.  For the three months ended March 31, 2013, we reported net cash outflows from financing activities of $1 million, a decrease of $15 million, compared to the same period in 2012.  The decrease was primarily due to higher proceeds of $19 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, which was partially offset by higher repayments of long-term debt of $4 million.

Contractual Obligations

As of March 31, 2013, our remaining satellite-related obligations were approximately $1.1 billion.  Our satellite-related obligations include, among other things, costs related to our capital leased satellites, transponder service agreements, multiple launch contracts, in-orbit incentives as well as the design and construction of EchoStar XIX.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2013, we had $49 million of letters of credit and insurance bonds.  Of this amount, $8 million was secured by restricted cash; $15 million related to insurance bonds; and $26 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of March 31, 2013, we had foreign currency forward contracts with a notional value of $15 million in place to partially mitigate foreign currency exchange risk, of which $8 million related to forecasted collections on a Mexican peso denominated revenue contract.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI and EchoStar XVII.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with Federal Communications Commission and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As of March 31, 2013, our remaining obligations related to EchoStar XVI, EchoStar XVII, EchoStar XIX and the launch contract with Arianespace, SA totaled $591 million.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of March 31, 2013, our total indebtedness was $2.463 billion, of which $461 million related to satellite capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2013.  As of March 31, 2013, we have not made any repurchase of outstanding shares of our Class A common stock under this plan.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $1.527 billion.  Of the $1.527 billion, a total of $1.481 billion was invested in: (a) cash; (b) variable rate demand notes convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations,

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.481 billion as of March 31, 2013, a hypothetical 10% change in average interest rates during 2013 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the three months ended March 31, 2013 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $0.8 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2013, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $46 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the price of our public strategic debt and equity investments would result in a decrease of approximately $5 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Noncurrent Marketable and Other Investment Securities

Restricted Cash and Marketable Investment Securities

As of March 31, 2013, we had $21 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of March 31, 2013, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Other Investment Securities

As of March 31, 2013, we had $180 million of noncurrent public and nonpublic debt and equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $18 million in the fair value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in United States dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of March 31, 2013, we had $35 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $15 million in place to partially mitigate foreign currency exchange risk, of which $8 million related to forecasted collections on a Mexican peso denominated revenue contract (the “Mexican Forward Contract”).  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of March 31, 2013.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $21 million as of March 31, 2013.

Derivative Financial Instruments

Except for the Mexican Forward Contract, we generally do not use derivative financial instruments for hedge accounting or speculative purposes.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in the Hopper™ set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling place-shifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

As a result of certain parties’ competing counterclaims and venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues:  (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs have appealed and oral argument has been scheduled before the United States Court of Appeals for the Ninth Circuit on June 3, 2013.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  That motion was heard on April 19, 2013, and we await a ruling.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the appeal is currently being briefed.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC (“Premier International Associates”) filed suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its  indirect wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the “725 patent”), which is entitled “List Building System.” The 725 patent relates to a system for building an inventory of audio/visual works.  Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On March 27, 2013, Premier International Associates dismissed the action against us and the DISH Network defendants with prejudice, pursuant to a settlement under which we and the DISH Network defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed suit (the “Jacobi Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada.  The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees’ Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit (the “Chester County Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado.  The complaint similarly alleges that the March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.  We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Sling Media v. Monsoon Multimedia Inc. and Belkin International Inc.

On January 7, 2013, our indirect wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia, Inc. and Belkin International, Inc. in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.” Based on the same patents, on March 12, 2013, Sling Media, Inc. filed a complaint with the U.S. International Trade Commission (“ITC”) against Monsoon Multimedia, Inc., Belkin International, Inc., and C2 Microsystems, Inc. under Section 337 of the Tariff Act of 1930, as amended (“the Section 337 investigation”).  On April 1, 2013, the Court in the Northern District of California granted a joint motion to stay proceedings due to pending institution of the Section 337 investigation by the ITC.  On April 17, 2013, the ITC instituted the Section 337 investigation.

We intend to vigorously litigate this matter before the ITC, and thereafter in the Northern District of California.  We cannot predict with any degree of certainty the outcome of the suit.

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

TQP Development, LLC

On October 11, 2012, TQP Development LLC (“TQP”) filed suit against our indirect wholly owned subsidiary Sling Media, Inc. in the United States District Court of the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirect wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  During the three months ended March 31, 2013, there were no material changes in our risk factors as previously disclosed.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock during the three months ended March 31, 2013.

Item 6.   EXHIBITS

(a)         Exhibits.

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101(H)

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 9, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: May 9, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)