Form 10-Q
period 2013-06-30
EchoStar CORP
filed 2013-08-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 31, 2013, the Registrant’s outstanding common stock consisted of 41,926,556 shares of Class A common stock and 47,687,039 shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties.

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

•                  Covenants in Hughes Satellite Systems Corporation’s (“HSS”) indentures restrict its business in many ways.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$700,134	$731,614
Marketable investment securities	903,330	815,951
Trade accounts receivable, net of allowance for doubtful accounts of $15,403 and $16,894, respectively	179,522	211,373
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	321,711	281,845
Inventory	77,390	84,348
Deferred tax assets	25,757	23,317
Other current assets	75,491	66,201
Total current assets	2,283,335	2,214,649
Noncurrent Assets:
Restricted cash and marketable investment securities	21,083	29,045
Property and equipment, net of accumulated depreciation of $2,462,499 and $2,261,699, respectively	2,525,031	2,612,284
Regulatory authorizations	537,193	562,712
Goodwill	507,924	507,924
Other intangible assets, net	304,768	347,496
Other investments	175,697	183,211
Other noncurrent assets, net	151,296	142,912
Total noncurrent assets	4,222,992	4,385,584
Total assets	$6,506,327	$6,600,233
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$232,108	$284,728
Trade accounts payable - DISH Network	23,648	26,960
Current portion of long-term debt and capital lease obligations	65,473	67,706
Deferred revenue and other	42,112	47,652
Accrued compensation	27,364	29,008
Accrued royalties	19,664	18,034
Accrued expenses and other	98,980	113,237
Total current liabilities	509,349	587,325
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,380,172	2,420,793
Deferred tax liabilities	352,558	373,447
Long-term deferred revenue and other long-term liabilities	89,157	68,441
Total noncurrent liabilities	2,821,887	2,862,681
Total liabilities	3,331,236	3,450,006
Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 47,366,523 and 45,449,362 shares issued, and 41,834,205 and 39,917,044 shares outstanding, respectively	47	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,457,203	3,394,646
Accumulated other comprehensive income (loss) (“AOCI”)	(11,767)	18,752
Accumulated deficit	(180,740)	(174,439)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,166,629	3,140,890
Noncontrolling interests	8,462	9,337
Total stockholders’ equity	3,175,091	3,150,227
Total liabilities and stockholders’ equity	$6,506,327	$6,600,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Equipment revenue - DISH Network	$333,993	$254,350	$642,868	$491,715
Equipment revenue - other	90,875	185,986	192,965	343,333
Services and other revenue - DISH Network	154,063	130,979	293,988	257,637
Services and other revenue - other	251,072	234,689	495,636	478,099
Total revenue	830,003	806,004	1,625,457	1,570,784
Costs and Expenses:
Cost of sales - equipment	365,037	367,027	718,892	704,193
Cost of sales - services and other	189,330	170,032	368,624	337,862
Selling, general and administrative expenses	90,109	91,507	184,017	188,486
General and administrative expenses - DISH Network	277	1,283	545	3,238
Research and development expenses	16,354	15,618	33,848	32,968
Depreciation and amortization	128,144	114,604	254,843	228,694
Impairment of long-lived asset	34,664	—	34,664	—
Total costs and expenses	823,915	760,071	1,595,433	1,495,441
Operating income	6,088	45,933	30,024	75,343

Other Income (Expense):
Interest income	1,982	3,288	3,959	6,167
Interest expense, net of amounts capitalized	(48,672)	(36,797)	(97,772)	(75,418)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of AOCI of $17,968, $9, $34,498, and $128,004, respectively)	17,967	232	37,430	128,227
Equity in earnings (losses) of unconsolidated affiliates, net	(2,477)	1,847	(6,382)	6,032
Other, net	(353)	20,957	5,128	21,305
Total other expense, net	(31,553)	(10,473)	(57,637)	86,313
Income (loss) before income taxes	(25,465)	35,460	(27,613)	161,656
Income tax benefit (provision), net	15,882	(10)	21,528	295
Net income (loss)	(9,583)	35,450	(6,085)	161,951
Less: Net income (loss) attributable to noncontrolling interests	176	(232)	216	(319)
Net income (loss) attributable to EchoStar	$(9,759)	$35,682	$(6,301)	$162,270

Weighted-average common shares outstanding - Class A and B common stock:
Basic	88,179	87,127	88,681	86,905
Diluted	88,179	87,814	88,681	87,601
Earnings per share - Class A and B common stock:
Basic	$(0.11)	$0.41	$(0.07)	$1.87
Diluted	$(0.11)	$0.41	$(0.07)	$1.85

Comprehensive Income (Loss)
Net income (loss)	$(9,583)	$35,450	$(6,085)	$161,951
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13,259)	(8,627)	(11,309)	(3,535)
Unrealized gains (losses) on AFS securities and other	7,135	(7,647)	14,664	35,782
Recognition of previously unrealized gains on AFS securities in net income (loss)	(17,968)	(9)	(34,498)	(128,004)
Total other comprehensive loss, net of tax	(24,092)	(16,283)	(31,143)	(95,757)
Comprehensive income (loss)	(33,675)	19,167	(37,228)	66,194
Less: Comprehensive loss attributable to noncontrolling interests	(470)	(598)	(408)	(427)
Comprehensive income (loss) attributable to EchoStar	$(33,205)	$19,765	$(36,820)	$66,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(6,085)	$161,951
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	254,843	228,694
Realized gains on marketable investment securities and other investments	(37,430)	(128,227)
Equity in losses (earnings) of unconsolidated affiliates, net	6,382	(6,032)
Impairment of long-lived asset	34,664	—
Stock-based compensation	10,052	10,614
Deferred tax benefit	(26,865)	(7,873)
Changes in current assets and current liabilities, net	(43,155)	(74,654)
Changes in noncurrent assets and noncurrent liabilities, net	(6,023)	(8,021)
Other, net	6,892	8,382
Net cash flows from operating activities	193,275	184,834
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(557,165)	(574,255)
Sales and maturities of marketable investment securities	486,891	731,030
Purchases of property and equipment	(158,272)	(277,723)
Changes in restricted cash and marketable investment securities	7,962	630
Purchase of strategic investments included in marketable and other investment securities	(7,295)	(17,981)
Other, net	(3,911)	(1,036)
Net cash flows from investing activities	(231,790)	(139,335)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and issued under the Employee Stock Purchase Plan	45,721	6,992
Repayment of long-term debt and capital lease obligations	(38,707)	(34,500)
Other	816	88
Net cash flows from financing activities	7,830	(27,420)
Effect of exchange rates on cash and cash equivalents	(795)	1,271
Net increase (decrease) in cash and cash equivalents	(31,480)	19,350
Cash and cash equivalents, beginning of period	731,614	614,035
Cash and cash equivalents, end of period	$700,134	$633,385

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$98,425	$97,091
Capitalized interest	$711	$24,461
Cash received for interest	$14,330	$15,780
Cash paid for income taxes	$5,676	$7,940
Employee benefits paid in Class A common stock	$4,761	$4,282
Satellites and other assets financed under capital lease obligations	$1,812	$28,455
In-orbit incentive obligation for Echostar XVI	$18,000	$—
Transfer of regulatory authorization to DISH Network included in accounts receivable	$23,000	$—
Reduction of capital lease obligation for AMC-16	$6,694	$4,735
Capital expenditures included in accounts payable	$5,422	$(37,404)
Regulatory authorization included in accrued liabilities	$—	$64,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

EchoStar Corporation (together with its subsidiaries is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  In 2008, DISH Network Corporation and its subsidiaries (“DISH Network”) contributed their digital set-top box business and certain infrastructure and other assets, including certain of their satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to us (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in three business segments.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies, and with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of our stock-based compensation, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants, therefore requiring assumptions based on the best information available.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the six months ended June 30, 2013 or 2012.

As of June 30, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of June 30, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48 million and $30 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 amending the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss).  ASU No. 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items either on the face of the statements of operations or in the notes to the financial statements.  ASU No. 2013-02 is effective for annual and interim periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 on January 1, 2013 did not have a material impact on our financial condition, results of operations, or cash flows.  The presentation of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) reflects the disclosure required by ASU No. 2013-02.

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position.  In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets.  ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013.  We do not expect the adoption of ASU No. 2013-11 to have a material impact on our financial condition, results of operations, or cash flows.

Note 3.                     Earnings per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  As of June 30, 2013 and 2012, the calculation of our diluted weighted-average common shares outstanding excluded (i) 1.4 million and 5.6 million shares, respectively, underlying options to purchase shares of our Class A common stock as their effect is anti-dilutive and (ii) 0.7 million and 0.7 million shares, respectively, of our Class A common stock that are contingently issuable based upon meeting a company-specific goal, which was not probable of being achieved as of June 30, 2013, by March 31, 2015 pursuant to our performance based stock incentive plan.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar	$(9,759)	$35,682	$(6,301)	$162,270

Weighted-average common shares outstanding - Class A and B common stock:
Basic	88,179	87,127	88,681	86,905
Dilutive impact of stock awards outstanding	—	687	—	696
Diluted	88,179	87,814	88,681	87,601

Earnings per share - Class A and B common stock:
Basic	$(0.11)	$0.41	$(0.07)	$1.87
Diluted	$(0.11)	$0.41	$(0.07)	$1.85

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

Note 5.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$766,664	$654,096
VRDNs	49,750	66,145
Strategic	32,150	56,288
Other	54,766	39,422
Total marketable investment securities—current	903,330	815,951
Restricted marketable investment securities (1)	12,698	7,529
Total	916,028	823,480

Restricted cash and cash equivalents (1)	8,385	21,516

Other investments—noncurrent:
Cost method	26,074	27,711
Equity method	149,623	155,500
Total other investments—noncurrent	175,697	183,211
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,100,110	$1,028,207

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Other Investments - Noncurrent

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2013
Debt securities:
Corporate bonds	$767,286	$177	$(799)	$766,664
VRDNs	49,750	—	—	49,750
Other (including restricted)	67,484	3	(23)	67,464
Equity securities - strategic	15,687	16,463	—	32,150
Total marketable investment securities	$900,207	$16,643	$(822)	$916,028
As of December 31, 2012
Debt securities:
Corporate bonds	$653,812	$591	$(307)	$654,096
VRDNs	66,145	—	—	66,145
Other (including restricted)	46,946	5	—	46,951
Equity securities - strategic	21,214	35,074	—	56,288
Total marketable investment securities	$788,117	$35,670	$(307)	$823,480

As of June 30, 2013, our restricted and non-restricted marketable investment securities included debt securities of $726 million with contractual maturities of one year or less and $158 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$409,178	$(421)	$275,587	$(288)
12 months or more	131,225	(401)	12,963	(19)
Total	$540,403	$(822)	$288,550	$(307)

Realized Gains on Marketable Investment Securities and Other Investments

We recognized gains from the sales of our marketable investment securities and other investments of $18.0 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $37.4 million and $128.2 million for the six months ended June 30, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$545,846	$7,683	$538,163	$533,943	$23,621	$510,322
Debt securities:
Corporate bonds	$766,664	$—	$766,664	$654,096	$—	$654,096
VRDNs	49,750	—	49,750	66,145	—	66,145
Other (including restricted)	67,464	—	67,464	46,951	—	46,951
Equity securities - strategic	32,150	32,150	—	56,288	56,288	—
Total marketable investment securities	$916,028	$32,150	$883,878	$823,480	$56,288	$767,192

Investments in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50 million in aggregate principal amount of TerreStar’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar’s Chapter 11 plan of reorganization (the “TerreStar Plan”) on February 15, 2012.  Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  As of June 30, 2013 and December 31, 2012, we had no investment in TerreStar.

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$173,233	$188,463
Contracts in process	21,692	39,804
Total trade accounts receivable	194,925	228,267
Allowance for doubtful accounts	(15,403)	(16,894)
Total trade accounts receivable, net	$179,522	$211,373

As of June 30, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $7 million and $5 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                     Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Finished goods	$52,152	$57,540
Raw materials	16,866	19,041
Work-in-process	8,372	7,767
Total inventory	$77,390	$84,348

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2013	2012
		(In thousands)
Land	—	$42,863	$42,312
Buildings and improvements	1-40	373,704	363,338
Furniture, fixtures, equipment and other	1-12	1,131,777	1,064,071
Customer rental equipment	1-5	304,708	251,708
Satellites - owned (1)	10-15	2,093,162	1,762,264
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	106,212	455,186
Total property and equipment		4,987,530	4,873,983
Accumulated depreciation (1)		(2,462,499)	(2,261,699)
Property and equipment, net		$2,525,031	$2,612,284

(1)         Balances previously reported as of December 31, 2012 have been reduced to exclude a satellite that was retired from commercial service prior to December 31, 2012.

“Construction in progress” consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	$33,966	$9,325
EchoStar XVI	—	345,090
Other	33,853	25,710
Uplinking equipment	14,919	37,264
Other	23,474	37,797
Construction in progress	$106,212	$455,186

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Satellites	$46,529	$37,059	$93,073	$74,119
Furniture, fixtures, equipment and other	32,805	30,432	64,771	62,239
Customer rental equipment	23,793	19,526	47,080	38,291
Buildings and improvements	3,366	3,205	6,681	6,400
Total depreciation expense	$106,493	$90,222	$211,605	$181,049

Satellites

As of June 30, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Recent Developments

EchoStar VI and VIII.  DISH Network leases satellite capacity from us on certain of our satellites.  The leases for the EchoStar VI and VIII satellites expired in accordance with their terms in the first quarter of 2013.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare.  Subject to certain terms and conditions, this lease expires on February 1, 2014.  EchoStar VI was fully depreciated in August 2012.

EchoStar XVI.  In November 2012, we launched our EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XIX.  In March 2013, we entered into a contract for the design and construction of EchoStar XIX, which is expected to be launched in mid-2016.  EchoStar XIX is our next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband services to the consumer market in North America.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operations.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  The recent satellite anomalies that affected certain of our satellites are discussed below.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”).  As a result of the failure of traveling wave tube amplifiers (“TWTAs”) in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.  EchoStar III was fully depreciated in 2009.

Leased Satellites

Pursuant to our satellite lease agreements, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity, which ordinarily results in a corresponding reduction in the related capital lease obligation and the carrying amount of the respective satellite.

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In February 2012, AMC-16 experienced a solar-power anomaly, causing a partial loss that reduced its capacity. As a result, effective in May 2012, our monthly recurring payment was reduced and therefore our capital lease obligation was lowered by $5 million and a corresponding gain of $5 million was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012, respectively.  In November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of the satellite capacity.  Accordingly, we reduced our capital lease obligation and recognized a corresponding gain of $7 million during the first quarter of 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In connection with the preparation of our financial statements as of June 30, 2013, we determined that the net cash flows from DISH Network are not likely to be sufficient to recover the carrying amount of the satellite.  Consequently, we recognized a $35 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11 million as of June 30, 2013.  Our fair value estimate was determined using probability-weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite.  Effective in July 2013, the $11 million adjusted carrying amount of EchoStar XII will be depreciated over its remaining estimated useful life of 18 months.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 9.                    Goodwill and Other Intangible Assets

Goodwill

Goodwill is assigned to reporting units of our operating segments and is subject to impairment testing annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  As of June 30, 2013, approximately $504 million of our goodwill is assigned to the Hughes segment.  We applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment as of April 1, 2013. Based on our assessment, we determined that no further testing of goodwill for impairment was necessary as it is not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired in 2012.  The agreement requires DISH Network to pay us certain amounts in cash in August 2013 in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we will not recognize any gain on this transaction.  Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(133,275)	$160,657	$293,932	$(113,906)	$180,026
Contract-based	10	255,366	(191,487)	63,879	255,366	(178,138)	77,228
Technology-based	7	126,272	(74,901)	51,371	126,387	(66,338)	60,049
Trademark portfolio	20	29,700	(3,094)	26,606	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,452)	2,255	4,707	(1,863)	2,844
Total other intangible assets		$709,977	$(405,209)	$304,768	$710,092	$(362,596)	$347,496

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Our total amortization expense was $22 million and $24 million for the three months ended June 30, 2013 and 2012, respectively, and $43 million and $47 million for the six months ended June 30, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 10.              Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,171,500	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	960,750	900,000	1,026,450
Other	1,599	1,599	2,041	2,041
Subtotal	2,001,599	$2,133,849	2,002,041	$2,238,491
Capital lease obligations (1)	444,046		486,458
Total debt and capital lease obligations	2,445,645		2,488,499
Less: Current portion	(65,473)		(67,706)
Long-term portion of debt and capital lease obligations	$2,380,172		$2,420,793

(1) Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 11.              Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, income and losses from investments, changes in laws and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax benefit totaled approximately $22 million for the six months ended June 30, 2013, an increase of $21 million compared to the same period in 2012.  Our effective income tax rate was 78% for the six months ended June 30, 2013 compared to zero for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of our valuation allowance associated with our capital investments, higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of our valuation allowance associated with capital investments.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate results from lower pre-tax income in the current year.

The IRS has completed its field audit of the Company’s federal income tax return for calendar year 2008.  We may be subject to examination by the IRS for all years thereafter.  The completion of the audit did not have a material effect on our income tax benefit or effective tax rate for calendar year 2013.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 12.             Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted 725,000 stock options and zero restricted stock units to our employees for the three and six months ended June 30, 2013, respectively.  We granted 286,000 stock options and zero restricted stock units for the three months ended June 30, 2012 and 301,000 stock options and zero restricted stock units for the six months ended June 30, 2012.

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Research and development expenses	$921	$509	$1,849	$1,570
Selling, general and administrative expenses	4,147	3,187	8,203	9,044
Total stock-based compensation	$5,068	$3,696	$10,052	$10,614

As of June 30, 2013, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $35 million, which included stock-based compensation expense related to DISH Network stock awards held by our employees as a result of the Spin-off.

Note 13.              Commitments and Contingencies

Commitments

As of June 30, 2013, our remaining satellite-related obligations were approximately $1.1 billion.  Our satellite-related obligations include, among other things, costs relating to our capital lease satellites, transponder service agreements, launch contracts, in-orbit incentives, and the design and construction of EchoStar XIX.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on that motion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to DISH Network.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network, which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a material adverse effect on our financial position and results of operations.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the appeal has been briefed.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Sling Media v. Monsoon Multimedia, Inc. and Belkin International, Inc.

On January 7, 2013, our indirect wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia, Inc. and Belkin International, Inc. in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.” Based on the same patents, on March 12, 2013, Sling Media, Inc. filed a complaint with the U.S. International Trade Commission (“ITC”) against Monsoon Multimedia, Inc., Belkin International, Inc., and C2 Microsystems, Inc. under Section 337 of the Tariff Act of 1930, as amended (“the Section 337 investigation”).  On April 1, 2013, the Court in the Northern District of California granted a joint motion to stay proceedings due to pending institution of the Section 337 investigation by the ITC.  On April 17, 2013, the ITC instituted the Section 337 investigation.  On June 5, 2013, the Administrative Law Judge in the ITC granted a motion to terminate the investigation as to Belkin International, Inc. based on a settlement agreement with Sling.

We intend to vigorously litigate this matter against Monsoon and C2 before the ITC, and thereafter against Monsoon in the Northern District of California.  We cannot predict with any degree of certainty the outcome of the suit.

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC (“TQP”) filed suit against our indirectly wholly-owned subsidiary, Sling Media, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.

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

Note 14.              Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) (“CODM”) of an enterprise.  Under this definition, we operate three primary business segments.

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies, and with respect to Slingboxes, directly to consumers via retail outlets.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three and six months ended June 30, 2013 and 2012, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2013
Total revenue	$425,547	$314,948	$84,872	$4,636	$830,003
Capital expenditures	$15,341	$45,493	$60	$24,758	$85,652
EBITDA	$32,047	$73,394	$33,667	$10,085	$149,193

For the Three Months Ended June 30, 2012
Total revenue	$445,716	$282,825	$71,438	$6,025	$806,004
Capital expenditures	$21,709	$101,595	$29,836	$10,576	$163,716
EBITDA	$38,950	$70,224	$53,472	$21,159	$183,805

For the Six Months Ended June 30, 2013
Total revenue	$852,541	$604,347	$159,074	$9,495	$1,625,457
Capital expenditures	$27,652	$89,833	$12,332	$28,455	$158,272
EBITDA	$61,972	$137,375	$98,473	$23,007	$320,827

For the Six Months Ended June 30, 2012
Total revenue	$854,295	$557,043	$145,021	$14,425	$1,570,784
Capital expenditures	$29,785	$176,395	$57,952	$13,591	$277,723
EBITDA	$63,437	$139,426	$105,672	$151,385	$459,920

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA	$149,193	$183,805	$320,827	$459,920
Interest expense, net	(46,690)	(33,509)	(93,813)	(69,251)
Depreciation and amortization	(128,144)	(114,604)	(254,843)	(228,694)
Net income (loss) attributable to noncontrolling interests	176	(232)	216	(319)
Income (loss) before income taxes	$(25,465)	$35,460	$(27,613)	$161,656

Note 15.              Related Party Transactions

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 1, 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease expires on February 1, 2014.

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to lease from us all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they lease from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network leases 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue to provide service through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we lease certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leases certain satellite capacity from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related components that our subsidiaries have previously sold and in the future may sell to DISH Network.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such set-top boxes and related components, unless terminated earlier.  DISH Network may terminate the product support agreement for any reason upon at least 60 days notice.  In the event of an early termination of this agreement, DISH Network is entitled to a refund of any unearned fees paid to us for the services.

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

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to place-shifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated for any reason upon at least 120 days notice to us.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  Hughes Network Systems, LLC (“HNS”), our indirect wholly-owned subsidiary, provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

Radio Access Network Agreement.  On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by DISH Network at any time for convenience.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement continues until the earlier of:  (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS. The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is until December 31, 2014.  Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation, to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

“General and administrative expenses — DISH Network”

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which are primarily accounting services) to us.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as our Senior Vice President and Controller through April 2012.  We made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the Management Services Agreement.  We also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us.  We and DISH Network evaluated all charges for reasonableness at least annually and made any adjustments to these charges as we and DISH Network mutually agreed upon.

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier:  (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.  We terminated the Management Services Agreement, effective June 15, 2013.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which we acquire certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each of satellite capacity agreements is set forth below:

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

EchoStar XV.  In May 2013, we began leasing certain satellite capacity from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Subject to certain conditions, the capacity agreement expires on February 1, 2014.  Additionally, subject to certain conditions, we have certain rights to extend the service term of the satellite capacity agreement for three years.  Subject to certain conditions, DISH Network has the right to terminate the capacity agreement prior to the date of expiration and have the satellite relocated from the 45 degree west longitude orbital location.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2012, we and DISH Network extended this agreement until December 31, 2013.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  Our purchase of remanufactured receivers and related components from DISH Network was zero and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and zero and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  As a result, DISH Network agreed to pay us $83 million of the federal tax benefit they received.  Any payment received from DISH Network will be at such time as we would have otherwise been able to realize such tax benefit.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Voom Settlement Agreement.  On October 21, 2012, we entered into the Voom Settlement Agreement with Voom and Cablevision, and for certain limited purposes, MSG Holdings, L.P., The Madison Square Garden Company and DISH Network.  The Voom Settlement Agreement resolved the litigation between the parties relating to the Voom programming services.  We were a party to the Voom Settlement Agreement solely for the purposes of executing a mutual release of claims with Voom, Cablevision, MSG Holdings, L.P. and The Madison Square Garden Company related to the Voom programming services.

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition for DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and DISH Network formed DISH Digital, which is owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital’s business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  We account for our investment in DISH Digital using the equity method.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements. For the three and six months ended June 30, 2012, Hughes Systique provided $0.3 million and $0.5 million, respectively, of software development services to us. For the three and six months ended June 30, 2013, Hughes Systique did not provide software development services to us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Purchases from NagraStar	$3,799	$2,396	$8,192	$5,338

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Due to NagraStar	$2,675	$2,694
Commitments to purchase from NagraStar	$6,788	$7,303

Dish Mexico

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. We account for our investment in DISH Mexico using the equity method.

The following table summarizes services we provided to Dish Mexico that are not related to the original contribution commitment associated with our investment.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Digital set-top boxes and related accessories	$10,459	$12,466	$25,852	$26,762
Satellite services	$6,180	$2,130	$10,967	$4,260
Uplink services	$1,676	$2,250	$3,155	$4,602
Other services	$18	$78	$18	$640

	As of
	June 30,	December 31,
	2013	2012
	(In thousands)
Due from Dish Mexico	$6,424	$11,699

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.3 million and $0.8 million, respectively.

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

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies, and with respect to our Slingboxes, directly to consumers via retail outlets.  Slingbox “placeshifting” technology can be used by consumers to watch and control their home digital video and audio content via a broadband Internet connection.  A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries (“DISH Network”), but we also sell digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) in Mexico and other international customers.

Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services primarily to DISH Network.

We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  Therefore, the results of our operations are, and will be closely linked to the performance of DISH Network’s pay-TV service.  In January 2012, we entered into a receiver agreement with DISH Network (the “2012 Receiver Agreement”), expiring on December 31, 2014, pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at cost (decreasing as we reduce cost and increasing as our costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be decreased if these costs increase.  Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth plans.

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

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products, including Internet delivery of video content, whole-home HD DVR receivers and MPEG-4 digital compression technology, to our customers.  Products containing new technologies and features typically have higher initial selling prices and volumes.  These volumes decline over time as DISH Network’s demand is reduced due to their use of refurbished equipment.  Our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors.  The revenues and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing.  Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes.  The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs.  Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies segment.  However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing.  If we do not compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenues and earnings may decline and our growth prospects could be diminished.

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

As of June 30, 2013 and December 31, 2012, our Hughes segment had approximately 736,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 35,000 and 23,000 subscribers as of June 30, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of June 30, 2013 and December 31, 2012, we had $1.064 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI launched in November 2012.  We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of our operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of June 30, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.290 billion and $1.440 billion, respectively.

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

Equipment revenue — other.  “Equipment revenue — other” primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products, and sales of broadband equipment and networks to customers in our enterprise and consumer markets.

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

Cost of sales — equipment.  “Cost of sales — equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingboxes and related hardware products.  “Cost of sales — equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise customers, consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue, and other services provided to our customers, including DISH Network.

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovations to our customers.

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

Impairment of long-lived asset.  “Impairment of long-lived asset” includes our impairment of the EchoStar XII satellite.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with long-term debt, capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Realized gains on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” primarily includes gains on the sale or exchange of investments.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” includes our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and reductions to our capital lease payments as a result of a partial loss of satellite capacity associated with our satellites accounted for as capital leases.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to EchoStar” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

	As of or for the Three
	Months Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$333,993	$254,350	$79,643	31.3
Equipment revenue - other	90,875	185,986	(95,111)	(51.1)
Services and other revenue - DISH Network	154,063	130,979	23,084	17.6
Services and other revenue - other	251,072	234,689	16,383	7.0
Total revenue	830,003	806,004	23,999	3.0
Costs and Expenses:
Cost of sales - equipment	365,037	367,027	(1,990)	(0.5)
% of Total equipment revenue	85.9%	83.4%
Cost of sales - services and other	189,330	170,032	19,298	11.3
% of Total services and other revenue	46.7%	46.5%
Selling, general and administrative expenses (including DISH Network)	90,386	92,790	(2,404)	(2.6)
% of Total revenue	10.9%	11.5%
Research and development expenses	16,354	15,618	736	4.7
% of Total revenue	2.0%	1.9%
Depreciation and amortization	128,144	114,604	13,540	11.8
Impairment of long-lived asset	34,664	—	34,664	*
Total costs and expenses	823,915	760,071	63,844	8.4
Operating income	6,088	45,933	(39,845)	(86.7)

Other Income (Expense):
Interest income	1,982	3,288	(1,306)	(39.7)
Interest expense, net of amounts capitalized	(48,672)	(36,797)	(11,875)	32.3
Realized gains on marketable investment securities and other investments (including reclassification of realized gains on available-for-sale securities out of accumulated other comprehensive income (loss) of $17,968 and $9, respectively)	17,967	232	17,735	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,477)	1,847	(4,324)	*
Other, net	(353)	20,957	(21,310)	*
Total other expense, net	(31,553)	(10,473)	(21,080)	*
Income (loss) before income taxes	(25,465)	35,460	(60,925)	*
Income tax benefit (provision), net	15,882	(10)	15,892	*
Net income (loss)	(9,583)	35,450	(45,033)	*
Less: Net income (loss) attributable to noncontrolling interests	176	(232)	408	*
Net income (loss) attributable to EchoStar	$(9,759)	$35,682	$(45,441)	*

Other Data:
EBITDA	$149,193	$183,805	$(34,612)	(18.8)
Subscribers (1)	736,000	601,000	135,000	22.5

*Percentage is not meaningful.

(1)         Excludes 35,000 and 23,000 subscribers as of June 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $334 million for the three months ended June 30, 2013, an increase of $80 million, or 31.3%, compared to the same period in 2012.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2013 increased by $55 million, or 21.8%, to $309 million compared to the same period in 2012.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenues and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, revenues derived from products containing new technologies and features typically have higher initial selling prices, which reduce over time as demand decreases or as DISH Network’s demand for new or refurbished units changes.  The increase in revenue for the three months ended June 30, 2013 was driven primarily by an increase in sales of set-top boxes and related accessories of $45 million and $23 million, respectively, partially offset by a reduction in prices, that reduced revenue by $4 million and $9 million for set-top boxes and related accessories, respectively.

Equipment revenue — DISH Network from our Hughes segment for the three months ended June 30, 2013 increased by $24 million, to $25 million compared to the same period in 2012.  The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Equipment revenue — other.  “Equipment revenue — other” totaled $91 million for the three months ended June 30, 2013, a decrease of $95 million or 51.1%, compared to the same period in 2012.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended June 30, 2013 decreased by $86 million, or 70.1%, to $37 million compared to the same period in 2012.  The decrease was attributable to a decrease in sales of set-top boxes and related accessories of $69 million to Bell TV and $15 million to our other international customers during the three months ended June 30, 2013 compared with the same period in 2012.  The decrease in sales to Bell TV and other international customers may remain at the current levels, in the near term, due to customer utilization of refurbished set-top boxes and lower overall demand in the respective markets that we sell these products.

Equipment revenue — other from our Hughes segment for the three months ended June 30, 2013 decreased by $10 million, or 15.1%, to $54 million compared to the same period in 2012.  The decrease was mainly due to a decrease in sales of networking system equipment to customers in the enterprise market.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $154 million for the three months ended June 30, 2013, an increase of $23 million or 17.6%, compared to the same period in 2012.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2013 increased by $11 million, or 16.4%, to $77 million compared to the same period in 2012.  The increase was due to an increase of $7 million in revenue earned from the sales of satellite uplink/downlink services and $4 million relating to the development of web-based applications for set-top boxes.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network from our Hughes segment for the three months ended June 30, 2013 increased by $7 million to $10 million compared to the same period in 2012.  The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement with dishNET.

Service and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended June 30, 2013 increased by $7 million, or 13.5%, to $61 million compared to the same period in 2012.  The increase was mainly due to a $7 million increase in the sales of transponder services provided to DISH Network.

Services and other revenue — other.  “Services and other revenue — other” totaled $251 million for the three months ended June 30, 2013, an increase of $16 million or 7.0%, compared to the same period in 2012.

Service and other revenue — other from our Hughes segment for the three months ended June 30, 2013 increased by $11 million, or 4.9%, to $226 million compared to the same period in 2012.  The increase was primarily attributable to an increase in sales of enterprise and consumer broadband services.

Service and other — other revenue from our EchoStar Satellite Services segment for the three months ended June 30, 2013 increased by $6 million, or 35.6%, to $24 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services of $6 million provided in 2013 compared to 2012.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $365 million for the three months ended June 30, 2013, a decrease of $2 million, or 0.5%, compared to the same period in 2012.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended June 30, 2013 decreased by $17 million, or 5.5%, to $297 million compared to the same period in 2012.  The decrease was attributable to a decrease in costs of $65 million, primarily relating to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.  The decrease was partially offset by an increase in equipment costs of $48 million, primarily corresponding to an increase in sales of set-top boxes and related accessories sold to DISH Network.

Cost of sales — equipment from our Hughes segment for the three months ended June 30, 2013 increased by $15 million, or 29.1%, to $68 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales on broadband equipment sold to DISH Network of $20 million primarily relating to the Distribution Agreement with dishNET.  The increase was partially offset by $5 million resulting primarily from lower cost of sales of networking system equipment to customers in the enterprise market.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $189 million for the three months ended June 30, 2013, an increase of $19 million, or 11.3%, compared to the same period in 2012.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended June 30, 2013 increased by $11 million, or 25.1%, to $55 million compared to the same period in 2012.  The increase was primarily the result of an increase in cost of sales of $7 million as a result of higher support costs related to engineering services provided in 2013 compared to 2012 and a $3 million increase in uplink/downlink costs.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other from our Hughes segment for the three months ended June 30, 2013 increased by $7 million, or 6.7%, to $111 million compared to the same period in 2012.  The increase was primarily attributable to an increase in cost of sales of $6 million as a result of an increase in sales of broadband services in our enterprise market and $1 million of increased costs related primarily to the Distribution Agreement with DISH Network.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.

Cost of sales — services and other from our EchoStar Satellite Services segment for the three months ended June 30, 2013 decreased by $3 million, or 15.1%, to $14 million compared to the same period in 2012.  The decrease was primarily attributable to a decrease of $4 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, offset partially by $2 million of higher costs relating to the increase in transponder revenue in 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $90 million for the three months ended June 30, 2013, a decrease of $2 million or 2.6%, compared to the same period in 2012.  The decrease was mainly due to a $5 million decrease in general and administrative expenses as a result of an increase in services billed to DISH Network and a $1 million decrease in professional services provided to us by DISH Network pursuant to our cost-plus related party agreements.  These decreases in general and administrative expenses were partially offset by a $6 million increase in marketing and advertising expenses primarily incurred by our Hughes segment.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $128 million for the three months ended June 30, 2013, an increase of $14 million or 11.8%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of: (i) $8 million from our Hughes segment primarily due to depreciation from EchoStar XVII, which was placed into service in October 2012, as well as an increase in depreciation of $4 million associated with customer rental equipment and (ii) $6 million from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013, partially offset by a decrease in depreciation of $5 million on EchoStar VI, which was fully depreciated in August 2012.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled $35 million for the three months ended June 30, 2013, an increase of $35 million, compared to the same period in 2012 due to the impairment of our EchoStar XII satellite of $35 million in the second quarter of 2013.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $49 million for the three months ended June 30, 2013, an increase of $12 million or 32.3%, compared to the same period in 2012.  The increase was due to lower capitalization of interest expense of $12 million associated with EchoStar XVII and EchoStar XVI as they were placed into service in October 2012 and January 2013, respectively.

Realized gains on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” totaled $18 million for the three months ended June 30, 2013, an increase of $18 million, compared to the same period in 2012.  The increase was mainly related to a gain of $18 million recognized from the sales of a strategic investment in a public company in the second quarter of 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other, net.  “Other, net” totaled $0.4 million expense recorded for the three months ended June 30, 2013 compared to $21 million income recognized for the same period in 2012.  The change was primarily related to gains recognized in 2012 associated with a non-recurring dividend of $18 million received from a strategic investment and a non-recurring gain of $5 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $149 million for the three months ended June 30, 2013, a decrease of $35 million or 18.8%, compared to the same period in 2012.  The decrease was primarily due to the impairment of our EchoStar XII satellite of approximately $35 million in the second quarter of 2013, gains recognized in 2012 associated with a non-recurring dividend of $18 million received from one of our strategic investments that were not present in 2013, and a non-recurring gain of $5 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in May 2012.  The decrease was partially offset by a gain of $18 million recognized from the sales of a strategic investment in a public company in the second quarter of 2013, and an increase in operating income of $8 million for the three months ended June 30, 2013.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Three Months
	Ended June 30,		Variance
	2013	2012	Amount	%
	(In thousands)
EBITDA	$149,193	$183,805	$(34,612)	(18.8)
Interest expense, net	(46,690)	(33,509)	(13,181)	39.3
Income tax benefit (provision), net	15,882	(10)	15,892	*
Depreciation and amortization	(128,144)	(114,604)	(13,540)	11.8
Net income (loss) attributable to EchoStar	$(9,759)	$35,682	$(45,441)	*

*Percentage is not meaningful.

EBITDA for our EchoStar Technologies segment for the three months ended June 30, 2013 was $32 million, a decrease of $7 million, or 17.7%, compared to the same period in 2012.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by an $86 million decrease in equipment revenue earned from the sales of set-top boxes and related accessories, offset partially by increased revenue to DISH Network of $66 million in both service and equipment revenues.  As a result of the decrease in revenue, cost of sales decreased $6 million.  In addition, administrative services charged to DISH Network in relation to our related party agreement decreased $5 million compared to the same period in 2012.

EBITDA for our Hughes segment for the three months ended June 30, 2013 was $73 million, an increase of $3 million, or 4.5%, compared to the same period in 2012.  The increase was due to an increase in revenue of $32 million primarily the result of the Distribution Agreement we entered into with dishNET in October 2012.  This increase in revenue was partially offset by an increase of $22 million in cost of sales also primarily related to the Distribution Agreement and $6 million of higher marketing and advertising expenses.

EBITDA for our EchoStar Satellite Services segment for the three months ended June 30, 2013 was $34 million, a decrease of $20 million, or 37.0%, compared to the same period in 2012.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to the impairment of our EchoStar XII satellite of approximately $35 million in June 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net.  Income tax benefit totaled approximately $16 million for the three months ended June 30, 2013, an increase of $16 million, compared to the same period in 2012.  Our effective income tax rate was 62% for the three months ended June 30, 2013 compared to zero for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of the valuation allowance associated with our capital investments, higher state effective tax rates due to geographic distribution of income, and current year research and experimentation credits.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of the valuation allowance associated with capital investments.  In addition, significant fluctuations in the effective tax rate from a U.S. federal statutory rate results from lower pre-tax income in the current year.

Net income (loss) attributable to EchoStar.  Net loss attributable to EchoStar was $10 million for the three months ended June 30, 2013, a decrease of $45 million, compared to Net income attributable to EchoStar of $36 million for the same period in 2012.  The decrease was primarily attributable to the impairment of our EchoStar XII satellite of approximately $35 million in June 2013, a non-recurring dividend of $18 million received from one of our strategic investments in 2012 and a reduction in capitalization of interest expense of $12 million associated with our EchoStar XVII and EchoStar XVI satellites which were placed into service in October 2012 and January 2013, respectively.  The reductions in “Net income (loss) attributable to EchoStar” were partially offset by a gain of $18 million recognized from the sales of a strategic investment in a public company in the second quarter of 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

	As of or for the Six
	Months Ended June 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$642,868	$491,715	$151,153	30.7
Equipment revenue - other	192,965	343,333	(150,368)	(43.8)
Services and other revenue - DISH Network	293,988	257,637	36,351	14.1
Services and other revenue - other	495,636	478,099	17,537	3.7
Total revenue	1,625,457	1,570,784	54,673	3.5
Costs and Expenses:
Cost of sales - equipment	718,892	704,193	14,699	2.1
% of Total equipment revenue	86.0%	84.3%
Cost of sales - services and other	368,624	337,862	30,762	9.1
% of Total services and other revenue	46.7%	45.9%
Selling, general and administrative expenses (including DISH Network)	184,562	191,724	(7,162)	(3.7)
% of Total revenue	11.4%	12.2%
Research and development expenses	33,848	32,968	880	2.7
% of Total revenue	2.1%	2.1%
Depreciation and amortization	254,843	228,694	26,149	11.4
Impairment of long-lived asset	34,664	—	34,664	*
Total costs and expenses	1,595,433	1,495,441	99,992	6.7
Operating income	30,024	75,343	(45,319)	(60.2)

Other Income (Expense):
Interest income	3,959	6,167	(2,208)	(35.8)
Interest expense, net of amounts capitalized	(97,772)	(75,418)	(22,354)	29.6
Realized gains on marketable investment securities and other investments (including reclassification of realized gains on available-for-sale securities out of accumulated other comprehensive income (loss) of $34,498 and $128,004, respectively)	37,430	128,227	(90,797)	(70.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(6,382)	6,032	(12,414)	*
Other, net	5,128	21,305	(16,177)	(75.9)
Total other income (expense), net	(57,637)	86,313	(143,950)	*
Income (loss) before income taxes	(27,613)	161,656	(189,269)	*
Income tax benefit, net	21,528	295	21,233	*
Net income (loss)	(6,085)	161,951	(168,036)	*
Less: Net income (loss) attributable to noncontrolling interests	216	(319)	535	*
Net income (loss) attributable to EchoStar	$(6,301)	$162,270	$(168,571)	*

Other Data:
EBITDA	$320,827	$459,920	$(139,093)	(30.2)
Subscribers (1)	736,000	601,000	135,000	22.5

*Percentage is not meaningful.

(1)   Excludes 35,000 and 23,000 subscribers as of June 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $643 million for the six months ended June 30, 2013, an increase of $151 million or 30.7%, compared to the same period in 2012.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2013 increased by $115 million, or 23.4%, to $606 million compared to the same period in 2012.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenues and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, revenues derived from products containing new technologies and features typically have higher initial selling prices, which reduce over time as demand decreases or as DISH Network’s demand for new or refurbished units changes.  The increase in revenue for the six months ended June 30, 2013 was driven primarily by an increase in sales of set-top boxes and related accessories of $101 million and $30 million, respectively, partially offset by a reduction in prices, that reduced revenue by $9 million and $8 million for set-top boxes and related accessories, respectively.

Equipment revenue — DISH Network from our Hughes segment for the six months ended June 30, 2013 increased by $36 million to $37 million compared to the same period in 2012.  The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Equipment revenue — other.  “Equipment revenue — other” totaled $193 million for the six months ended June 30, 2013, a decrease of $150 million or 43.8%, compared to the same period in 2012.

Equipment revenue — other from our EchoStar Technologies segment for the six months ended June 30, 2013 decreased by $137 million, or 60.6%, to $89 million compared to the same period in 2012.  The decrease was attributable to a decrease in sales of set-top boxes and related accessories of $111 million to Bell TV and $25 million to our other international customers.  The decrease in sales to Bell TV and other international customers may remain at the current levels, in the near term, due to customer utilization of refurbished set-top boxes and lower overall demand in the respective markets that we sell these products.

Equipment revenue — other from our Hughes segment for the six months ended June 30, 2013 decreased by $14 million, or 11.8%, to $104 million compared to the same period in 2012.  The decrease was mainly due to a decrease in sales of networking system equipment to customers in the enterprise market.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $294 million for the six months ended June 30, 2013, an increase of $36 million or 14.1%, compared to the same period in 2012.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2013 increased by $22 million, or 17.0%, to $151 million compared to the same period in 2012.  The increase was due to an increase of $9 million in revenue earned from the sales of satellite uplink/downlink services and $9 million relating to the development of web-based applications for set-top boxes.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Services and other revenue — DISH Network from our Hughes segment for the six months ended June 30, 2013 increased by $13 million to $17 million compared to the same period in 2012.  The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement with dishNET.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the six months ended June 30, 2013 increased by $7 million to $114 million compared to the same period in 2012.  The increase was mainly due to a $6 million increase in the sales of transponder services provided to DISH Network and a $1 million increase in sales of uplink services.

Services and other revenue — other.  “Services and other revenue — other” totaled $496 million for the six months ended June 30, 2013, an increase of $18 million or 3.7%, compared to the same period in 2012.

Service and other revenue — other from our Hughes segment for the six months ended June 30, 2013 increased by $12 million, or 2.7%, to $447 million compared to the same period in 2012.  The increase was primarily attributable to an increase in sales of broadband services in our enterprise and consumer markets.

Service and other — other revenue from our EchoStar Satellite Services segment for the six months ended June 30, 2013 increased by $8 million, or 20.1%, to $45 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services of $8 million provided in 2013 compared to 2012.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $719 million for the six months ended June 30, 2013, an increase of $15 million, or 2.1%, compared to the same period in 2012.

Cost of sales — equipment from our EchoStar Technologies segment for the six months ended June 30, 2013 decreased by $10 million, or 1.7%, to $595 million compared to the same period in 2012.  The decrease was attributable to a decrease in costs of $103 million, primarily relating to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers and a decrease in freight costs of $5 million.  The decrease was partially offset by an increase in equipment costs of $98 million, primarily corresponding to higher sales of set-top boxes and related accessories sold to DISH Network.

Cost of sales — equipment from our Hughes segment for the six months ended June 30, 2013 increased by $25 million, or 25%, to $124 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales on broadband equipment sold to DISH Network of $32 million primarily relating to the Distribution Agreement we entered into with dishNET.  The increase was partially offset by a decrease in cost of sales of $7 million of networking system equipment to customers in the enterprise market.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $369 million for the six months ended June 30, 2013, an increase of $31 million, or 9.1%, compared to the same period in 2012.

Cost of sales — services and other from our EchoStar Technologies segment for the six months ended June 30, 2013 increased by $22 million, or 26.2%, to $108 million compared to the same period in 2012.  The increase was primarily attributable to $18 million of higher support costs related to engineering services provided in 2013 compared to 2012 and a $3 million increase in uplink/downlink costs.

Cost of sales — services and other from our Hughes segment for the six months ended June 30, 2013 increased by $12 million, or 6.0%, to $219 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales of $10 million as a result of an increase in sales of broadband services in our enterprise market and $2 million of increased costs related primarily to the Distribution Agreement with DISH Network.  See Note 15 in the Notes to our Condensed Consolidated Financial Statement for further discussion of our agreements with DISH Network.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other from our EchoStar Satellite Services segment for the six months ended June 30, 2013 decreased by $5 million, or 14.6%, to $28 million compared to the same period in 2012.  The decrease was primarily attributable to a decrease of $8 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by $3 million of increased costs relating to the increase in transponder revenue in 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $185 million for the six months ended June 30, 2013, a decrease of $7 million or 3.7%, compared to the same period in 2012.  The decrease was mainly due to a $14 million decrease in general and administrative expenses as a result of an increase in services billed to DISH Network and a $3 million decrease in professional services provided to us by DISH Network pursuant to our cost-plus related party agreements.  These decreases in general and administrative expenses were partially offset by higher marketing and advertising expenses of $13 million incurred primarily by our Hughes segment.  See Note 15 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $255 million for the six months ended June 30, 2013, an increase of $26 million or 11.4%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of: (i) $17 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, as well as an increase in depreciation of $9 million associated with customer rental equipment and (ii) $12 million from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013, partially offset by a decrease in depreciation of $10 million on EchoStar VI, which was fully depreciated in August 2012.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled $35 million for the six months ended June 30, 2013, an increase of $35 million, compared to the same period in 2012 due to the impairment of our EchoStar XII satellite of $35 million in June 2013.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $98 million for the six months ended June 30, 2013, an increase of $22 million or 29.6%, compared to the same period in 2012.  The increase was mainly due to a decrease in capitalization of interest expense of $24 million associated with EchoStar XVII and EchoStar XVI as they were placed into service in October 2012 and January 2013, respectively.

Realized gains on marketable investment securities and other investments.  “Realized gains on marketable investment securities and other investments” totaled $37 million for the six months ended June 30, 2013, a decrease of $91 million or 70.8%, compared to the same period in 2012.  The decrease was mainly related to a decrease in gains of $91 million recognized on the sale of certain strategic investments in public companies in 2012.

Other, net.  “Other, net” totaled $5 million for the six months ended June 30, 2013, a decrease of $16 million or 75.9%, compared to the same period in 2012.  The decrease was primarily related to gains recognized in 2012 associated with (i) a non-recurring dividend of $18 million received from one of our strategic investments and (ii) a gain of $2 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $321 million for the six months ended June 30, 2013, a decrease of $139 million or 30.2%, compared to the same period in 2012.  The decrease was primarily due to lower gains of $91 million recognized from the sale of certain strategic investments in public companies in 2012 compared to 2013, the impairment of our EchoStar XII satellite of approximately $35 million in 2013 and a non-recurring dividend of $18 million received from one of our strategic investments in 2012.  The following table reconciles EBITDA to the accompanying financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Six Months
	Ended June 30,		Variance
	2013	2012	Amount	%
	(In thousands)
EBITDA	$320,827	$459,920	$(139,093)	(30.2)
Interest expense, net	(93,813)	(69,251)	(24,562)	35.5
Income tax benefit, net	21,528	295	21,233	*
Depreciation and amortization	(254,843)	(228,694)	(26,149)	11.4
Net income (loss) attributable to EchoStar	$(6,301)	$162,270	$(168,571)	*

*Percentage is not meaningful.

EBITDA for our EchoStar Technologies segment for the six months ended June 30, 2013 was $62 million, a decrease of $1 million, or 2.3%, compared to the same period in 2012.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by an overall $2 million decrease in revenues.

EBITDA for our Hughes segment for the six months ended June 30, 2013 was $137 million, a decrease of $2 million, or 1.5%, compared to the same period in 2012.  The decrease was due to a decrease in operating income of $4 million, partially offset by an increase in gains on marketable investment securities of $3 million.  Revenues increased $47 million primarily as a result of our Distribution Agreement with dishNET.  This increase in revenue was partially offset by an increase in cost of goods sold of $37 million and an increase of $13 million in marketing and advertising expenses.

EBITDA for our EchoStar Satellite Services segment for the six months ended June 30, 2013 was $98 million, a decrease of $7 million, or 6.8%, compared to the same period in 2012.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to the impairment of our EchoStar XII satellite of approximately $35 million in June 2013, offset partially by a $14 million increase in revenue from an increase in the sales of transponder services provided in 2013 compared to 2012, a decrease in cost of sales of $8 million relating to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012, and an increase in gains of $2 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Income tax benefit, net.  Income tax benefit totaled $22 million for the six months ended June 30, 2013, an increase of $21 million, compared to the same period in 2012.  Our effective income tax rate was 78% for the six months ended June 30, 2013 compared to zero for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of the valuation allowance associated with our capital investments, higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of the valuation allowance associated with capital investments.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate results from lower pre-tax income in the current year.

Net income (loss) attributable to EchoStar.  Net loss attributable to EchoStar was $6 million for the six months ended June 30, 2013, a decrease of $169 million, compared to Net income attributable to EchoStar of $162 million for the same period in 2012.  The change was primarily attributable to: (i) a decrease in gains of $91 million recognized from the sale of marketable investment securities and other investments in 2012; (ii) the impairment of our EchoStar XII satellite of approximately $35 million in June 2013; (iii) a decrease in capitalization of interest expense of $24 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively; (iv) an increase in income tax benefit of $21 million; and (vii) a decrease in net earnings from the sales of our services and other revenue and equipment revenue, including DISH Network for the six months ended June 30, 2013.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.  As of June 30, 2013, our cash, cash equivalents and current marketable investment securities totaled $1.603 billion compared to $1.548 billion as of December 31, 2012, an increase of $55 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily driven by cash generated from operations of $193 million, partially offset by capital expenditures of $158 million for the six months ended June 30, 2013.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of June 30, 2013 and December 31, 2012, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $50 million and $66 million, respectively.

The following discussion highlights our cash flow activities for the six months ended June 30, 2013.

Cash flows from operating activities.  We typically reinvest the cash flows from operating activities in our business.  For the six months ended June 30, 2013, we reported net cash inflows from operating activities of $193 million, an increase of $8 million, compared to the same period in 2012.  The increase was primarily attributable to lower net income of $25 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments;” (iii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iv) “Impairment of long-lived asset”, (v) “Deferred tax benefit;” and (vi) “Other, net.”  In addition, net cash inflows were reduced by $33 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, and strategic investments.  For the six months ended June 30, 2013, we reported net cash outflows from investing activities of $232 million, an increased cash outflow of $93 million compared to the same period in 2012.  The decrease was primarily related to lower proceeds of $227 million from net sales of marketable investment securities, which was partially offset by a $120 million reduction in capital expenditures.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, and redemption or payment of long-term debt, capital lease obligations, and proceeds from the issuance of our common stock.  For the six months ended June 30, 2013, we reported net cash inflows from financing activities of $8 million, an increase of $36 million, compared to the same period in 2012.  The increase was primarily due to higher proceeds of $39 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, which was partially offset by higher repayments of long-term debt of $4 million.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations

As of June 30, 2013, our remaining satellite-related obligations were approximately $1.1 billion.  Our satellite-related obligations include, among other things, payments related to our leased satellites, transponder service agreements, launch contracts, in-orbit incentives, and the design and construction of EchoStar XIX.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2013, we had $46 million of letters of credit and insurance bonds.  Of this amount, $8 million was secured by restricted cash; $15 million related to insurance bonds; and $23 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of June 30, 2013, we had foreign currency forward contracts with a notional value of $8 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on its needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As of June 30, 2013, our remaining obligations related to EchoStar XVI, EchoStar XVII, EchoStar XIX and the launch contract with Arianespace, SA totaled $573 million.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of June 30, 2013, our total indebtedness was $2.446 billion, of which $444 million related to satellite capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500 million of our outstanding shares of Class A common stock through and including December 31, 2013.  As of June 30, 2013, we have not made any repurchase of outstanding shares of our Class A common stock under this plan.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $1.603 billion.  Of the $1.603 billion, a total of $1.571 billion was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued.

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

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.571 billion as of June 30, 2013, a hypothetical 10% change in average interest rates during 2013 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the six months ended June 30, 2013 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $0.8 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2013, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $32 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  A hypothetical 10% adverse change in the market price of our public strategic debt and equity investments would result in a decrease of approximately $3 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of June 30, 2013, we had $21 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of June 30, 2013, a hypothetical 10% increase in average interest rates would not have a material impact in the fair value of our restricted cash and marketable investment securities.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued.

Other Investments

As of June 30, 2013, we had $176 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $18 million in the fair value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in United States dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2013, we had $26 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $8 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of June 30, 2013.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $20 million as of June 30, 2013.

Derivative Financial Instruments

We generally do not use derivative financial instruments for speculative purposes and we generally do not apply hedge accounting treatment to our derivative financial instruments.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed this order. On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and we and the ABC plaintiffs have filed briefs related to that motion.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  A hearing on that motion was held on April 19, 2013 and the court has not ruled on that motion.

We intend to vigorously prosecute and defend our position in these cases.  In the event that a court ultimately determines that we infringe the asserted copyrights, we may be subject to substantial damages, and/or an injunction that could require us to materially modify certain features that we currently offer to DISH Network.  An adverse decision against DISH Network could decrease the number of Sling enabled set-top boxes we sell to DISH Network, which could have an adverse impact on the business operations of our EchoStar Technologies segment.  In addition, to the extent that DISH Network experiences fewer gross new subscriber additions, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a material adverse effect on our financial position and results of operations.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  On January 15, 2013, Nazomi filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the appeal has been briefed.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Sling Media v. Monsoon Multimedia, Inc. and Belkin International, Inc.

On January 7, 2013, our indirect wholly owned subsidiary Sling Media, Inc. filed suit against Monsoon Multimedia, Inc. and Belkin International, Inc. in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 7,725,912, “Method for Implementing a Remote Display System with Transcoding;” 7,877,776, “Personal Media Broadcasting System;” 8,051,454, “Personal Media Broadcasting System with Output Buffer;” 8,060,909, “Personal Media Broadcasting System;” and 8,266,657, “Method for Effectively Implementing a Multi-Room Television System.” Based on the same patents, on March 12, 2013, Sling Media, Inc. filed a complaint with the U.S. International Trade Commission (“ITC”) against Monsoon Multimedia, Inc., Belkin International, Inc., and C2 Microsystems, Inc. under Section 337 of the Tariff Act of 1930, as amended (“the Section 337 investigation”).  On April 1, 2013, the Court in the Northern District of California granted a joint motion to stay proceedings due to pending institution of the Section 337 investigation by the ITC.  On April 17, 2013, the ITC instituted the Section 337 investigation.  On June 5, 2013, the Administrative Law Judge in the ITC granted a motion to terminate the investigation as to Belkin International, Inc. based on a settlement agreement with Sling.

We intend to vigorously litigate this matter against Monsoon and C2 before the ITC, and thereafter against Monsoon in the Northern District of California.  We cannot predict with any degree of certainty the outcome of the suit.

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC (“TQP”) filed suit against our indirectly wholly-owned subsidiary, Sling Media, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  For the six months ended June 30, 2013, there were no material changes in our risk factors as previously disclosed.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2013.

Item 6.         EXHIBITS

(a)         Exhibits.

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101(H)

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 6, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: August 6, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)