Form 10-Q
period 2013-09-30
EchoStar CORP
filed 2013-11-12
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

As of November 6, 2013, the Registrant’s outstanding common stock consisted of 42,460,766 shares of Class A common stock and 47,687,039 shares of Class B common stock.

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 4.	Controls and Procedures	60

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	67
Signatures		68

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

For further discussion of these risks and uncertainties, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.  The risks and uncertainties include, but are not limited to, the following:

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

i

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

ii

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements.  We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this report, the words “EchoStar,” the “Company,” “we,” “our” and “us” refer to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.  “DISH Network” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$821,356	$731,614
Marketable investment securities	887,628	815,951
Trade accounts receivable, net of allowance for doubtful accounts of $14,806 and $16,894, respectively	165,255	211,373
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	336,164	281,845
Inventory	73,567	84,348
Deferred tax assets	20,583	23,317
Other current assets	70,552	66,201
Total current assets	2,375,105	2,214,649
Noncurrent Assets:
Restricted cash and marketable investment securities	14,951	29,045
Property and equipment, net of accumulated depreciation of $2,410,412 and $2,261,699, respectively	2,529,575	2,612,284
Regulatory authorizations	536,770	562,712
Goodwill	507,924	507,924
Other intangible assets, net	283,403	347,496
Other investments	168,894	183,211
Other noncurrent assets, net	247,837	142,912
Total noncurrent assets	4,289,354	4,385,584
Total assets	$6,664,459	$6,600,233
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$242,022	$284,728
Trade accounts payable - DISH Network	32,907	26,960
Current portion of long-term debt and capital lease obligations	68,662	67,706
Deferred revenue and other	47,279	47,652
Accrued interest	42,500	6,775
Accrued compensation	31,409	29,008
Accrued royalties	20,389	18,034
Accrued expenses and other	93,294	106,462
Total current liabilities	578,462	587,325
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,364,121	2,420,793
Deferred tax liabilities	440,388	373,447
Long-term deferred revenue and other long-term liabilities	89,697	68,441
Total noncurrent liabilities	2,894,206	2,862,681
Total liabilities	3,472,668	3,450,006
Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 47,918,385 and 45,449,362 shares issued, and 42,386,067 and 39,917,044 shares outstanding, respectively	48	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,473,099	3,394,646
Accumulated other comprehensive income (loss) (“AOCI”)	(15,248)	18,752
Accumulated deficit	(176,420)	(174,439)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,183,365	3,140,890
Noncontrolling interests	8,426	9,337
Total stockholders’ equity	3,191,791	3,150,227
Total liabilities and stockholders’ equity	$6,664,459	$6,600,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Equipment revenue - DISH Network	$360,744	$256,935	$1,003,612	$748,650
Equipment revenue - other	77,084	143,764	270,049	487,097
Services and other revenue - DISH Network	163,067	129,842	457,055	387,479
Services and other revenue - other	248,013	234,180	743,649	712,279
Total revenue	848,908	764,721	2,474,365	2,335,505
Costs and Expenses:
Cost of sales - equipment	378,665	342,230	1,097,557	1,046,423
Cost of sales - services and other	203,268	175,346	571,892	513,208
Selling, general and administrative expenses	84,071	93,871	268,088	282,357
General and administrative expenses - DISH Network	228	1,168	773	4,406
Research and development expenses	17,030	17,448	50,878	50,416
Depreciation and amortization	124,742	110,778	379,585	339,472
Impairment of long-lived asset	—	—	34,664	—
Total costs and expenses	808,004	740,841	2,403,437	2,236,282
Operating income	40,904	23,880	70,928	99,223

Other Income (Expense):
Interest income	2,982	2,697	6,941	8,864
Interest expense, net of amounts capitalized	(47,713)	(33,840)	(145,485)	(109,258)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of AOCI of $1,754, $19,088, $36,252, and $147,093, respectively), net	1,754	21,216	39,184	149,443
Equity in earnings (losses) of unconsolidated affiliates, net	726	(1,003)	(5,656)	5,029
Other, net	295	8,910	5,423	30,215
Total other income (expense), net	(41,956)	(2,020)	(99,593)	84,293
Income (loss) before income taxes	(1,052)	21,860	(28,665)	183,516
Income tax benefit, net	5,689	409	27,217	704
Net income (loss)	4,637	22,269	(1,448)	184,220
Less: Net income (loss) attributable to noncontrolling interests	317	(285)	533	(604)
Net income (loss) attributable to EchoStar	$4,320	$22,554	$(1,981)	$184,824

Weighted-average common shares outstanding - Class A and B common stock:
Basic	89,868	87,279	89,081	87,031
Diluted	91,266	87,998	89,081	87,752
Earnings per share - Class A and B common stock:
Basic	$0.05	$0.26	$(0.02)	$2.12
Diluted	$0.05	$0.26	$(0.02)	$2.11

Comprehensive Income (Loss)
Net income (loss)	$4,637	$22,269	$(1,448)	$184,220
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,232)	2,868	(12,541)	(667)
Unrealized gains (losses) on AFS securities and other	(848)	6,536	13,816	42,318
Recognition of previously unrealized gains on AFS securities in net income (loss)	(1,754)	(19,088)	(36,252)	(147,093)
Total other comprehensive loss, net of tax	(3,834)	(9,684)	(34,977)	(105,442)
Comprehensive income (loss)	803	12,585	(36,425)	78,778
Less: Comprehensive income (loss) attributable to noncontrolling interests	(36)	192	(444)	(235)
Comprehensive income (loss) attributable to EchoStar	$839	$12,393	$(35,981)	$79,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(1,448)	$184,220
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	379,585	339,472
Realized gains on marketable investment securities and other investments, net	(39,184)	(149,443)
Equity in losses (earnings) of unconsolidated affiliates, net	5,656	(5,029)
Impairment of long-lived asset	34,664	—
Stock-based compensation	13,988	14,361
Deferred tax benefit	(32,823)	(3,153)
Changes in current assets and current liabilities, net	19,972	(32,948)
Changes in noncurrent assets and noncurrent liabilities, net	(11,866)	(7,079)
Other, net	22,800	9,940
Net cash flows from operating activities	391,344	350,341
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(745,822)	(698,738)
Sales and maturities of marketable investment securities	680,789	929,179
Purchases of property and equipment	(264,843)	(371,385)
Changes in restricted cash and marketable investment securities	14,094	(2,582)
Acquisition of regulatory authorizations	—	(82,477)
Transfer of regulatory authorization to DISH Network	23,148	—
Purchase of strategic investments included in other investment securities	(7,357)	(954)
Other, net	(9,245)	(3,215)
Net cash flows from investing activities	(309,236)	(230,172)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	59,375	10,022
Repayment of long-term debt and capital lease obligations	(56,413)	(49,654)
Other	1,339	(545)
Net cash flows from financing activities	4,301	(40,177)
Effect of exchange rates on cash and cash equivalents	3,333	437
Net increase in cash and cash equivalents	89,742	80,429
Cash and cash equivalents, beginning of period	731,614	614,035
Cash and cash equivalents, end of period	$821,356	$694,464

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$110,456	$110,131
Capitalized interest	$1,727	$39,637
Cash received for interest	$20,922	$22,551
Cash paid for income taxes	$9,747	$12,602
Cash received for income taxes	$24,108	$3,848
Employee benefits paid in Class A common stock	$4,761	$4,282
Satellites and other assets financed under capital lease obligations	$5,219	$30,263
Capitalized in-orbit incentive obligations	$18,000	$24,950
Reduction of capital lease obligation for AMC-16	$6,694	$12,599
Changes in capital expenditures included in accounts payable	$10,947	$(30,767)
Regulatory authorization included in accrued liabilities	$—	$16,000

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

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies.  In addition, we provide our Slingboxes directly to consumers via retail outlets and we are in discussions with original equipment manufacturers to provide our Sling technology licensing to cable and telco operators worldwide.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.

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

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the nine months ended September 30, 2013 or 2012.

As of September 30, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements as the markets for debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of September 30, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $47.8 million and $30.0 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

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

Note 3.                     Earnings per Share

We present both basic earnings per share (“EPS”) and diluted EPS.  Basic EPS excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if stock awards were exercised.  The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded (i) underlying options to purchase shares of our Class A common stock as their effect is anti-dilutive of 1.9 million and 4.5 million shares for the three months ended September 30, 2013 and 2012, respectively, and 4.0 thousand and 5.0 million shares for the nine months ended September 30, 2013 and 2012, respectively, and (ii) our Class A common stock that are contingently issuable based upon meeting a company-specific goal by March 31, 2015 pursuant to our performance based stock incentive plan, which was not probable of being achieved as of September 30, 2013 of 0.7 million and 0.7 million shares for the three and nine months ended September 30, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar	$4,320	$22,554	$(1,981)	$184,824

Weighted-average common shares outstanding - Class A and B common stock:
Basic	89,868	87,279	89,081	87,031
Dilutive impact of stock awards outstanding	1,398	719	—	721
Diluted	91,266	87,998	89,081	87,752

Earnings per share - Class A and B common stock:
Basic	$0.05	$0.26	$(0.02)	$2.12
Diluted	$0.05	$0.26	$(0.02)	$2.11

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

Note 5.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$765,006	$654,096
VRDNs	50,770	66,145
Strategic	28,435	56,288
Other	43,417	39,422
Total marketable investment securities—current	887,628	815,951
Restricted marketable investment securities (1)	5,951	7,529
Total	893,579	823,480

Restricted cash and cash equivalents (1)	9,000	21,516

Other investments—noncurrent:
Cost method	25,977	27,711
Equity method	142,917	155,500
Total other investments—noncurrent	168,894	183,211
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,071,473	$1,028,207

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

Variable rate demand notes (“VRDNs”)

VRDNs are long-term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

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

Restricted Cash and Marketable Investment Securities

As of September 30, 2013 and December 31, 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2013
Debt securities:
Corporate bonds	$764,896	$327	$(217)	$765,006
VRDNs	50,770	—	—	50,770
Other (including restricted)	49,375	4	(11)	49,368
Equity securities - strategic	15,272	13,500	(337)	28,435
Total marketable investment securities	$880,313	$13,831	$(565)	$893,579
As of December 31, 2012
Debt securities:
Corporate bonds	$653,812	$591	$(307)	$654,096
VRDNs	66,145	—	—	66,145
Other (including restricted)	46,946	5	—	46,951
Equity securities - strategic	21,214	35,074	—	56,288
Total marketable investment securities	$788,117	$35,670	$(307)	$823,480

As of September 30, 2013, our restricted and non-restricted marketable investment securities included debt securities of $731.7 million with contractual maturities of one year or less and $133.4 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$256,380	$(517)	$275,587	$(288)
12 months or more	54,907	(48)	12,963	(19)
Total	$311,287	$(565)	$288,550	$(307)

Realized Gains (Losses) on Marketable Investment Securities

We recognized gains from the sales of our marketable investment securities of $1.8 million and $19.1 million for the three months ended September 30, 2013 and 2012, respectively, and $36.3 million and $147.1 million for the nine months ended September 30, 2013 and 2012, respectively.  We recognized minimal losses from the sales of our marketable investment securities for the three and nine months ended September 30, 2013 and 2012.

Proceeds from sales of our marketable investment securities totaled $47.4 million and $49.5 million for the three months ended September 30, 2013 and 2012, respectively, and $142.7 million and $499.8 million for the nine months ended September 30, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$680,320	$48,234	$632,086	$533,943	$23,621	$510,322
Debt securities:
Corporate bonds	$765,006	$—	$765,006	$654,096	$—	$654,096
VRDNs	50,770	—	50,770	66,145	—	66,145
Other (including restricted)	49,368	—	49,368	46,951	—	46,951
Equity securities - strategic	28,435	28,435	—	56,288	56,288	—
Total marketable investment securities	$893,579	$28,435	$865,144	$823,480	$56,288	$767,192

Investments in TerreStar

In February 2008, we completed several transactions under a Master Investment Agreement between us, TerreStar Corporation and TerreStar Networks Inc. (“TerreStar”).  Under the Master Investment Agreement, we acquired, among other things, $50.0 million in aggregate principal amount of TerreStar’s 6 1/2% Senior Exchangeable Paid-in-Kind Notes due June 15, 2014 (“Exchangeable Notes”).  TerreStar and certain of its affiliates filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on October 19, 2010.  The United States Bankruptcy Court for the Southern District of New York confirmed TerreStar’s Chapter 11 plan of reorganization (the “TerreStar Plan”) on February 15, 2012.  Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to the TerreStar Plan.  As of September 30, 2013 and December 31, 2012, we had no investment in TerreStar.

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$167,626	$188,463
Contracts in process, net	12,435	39,804
Total trade accounts receivable	180,061	228,267
Allowance for doubtful accounts	(14,806)	(16,894)
Total trade accounts receivable, net	$165,255	$211,373

As of September 30, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $6.3 million and $5.4 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                     Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Finished goods	$51,835	$57,540
Raw materials	13,782	19,041
Work-in-process	7,950	7,767
Total inventory	$73,567	$84,348

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2013	2012
		(In thousands)
Land	—	$42,849	$42,312
Buildings and improvements	1-40	375,322	363,338
Furniture, fixtures, equipment and other	1-12	1,146,020	1,064,071
Customer rental equipment	1-5	338,181	251,708
Satellites - owned (1)	10-15	1,949,040	1,762,264
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	153,471	455,186
Total property and equipment		4,939,987	4,873,983
Accumulated depreciation (1)		(2,410,412)	(2,261,699)
Property and equipment, net		$2,529,575	$2,612,284

(1)         Balances previously reported as of December 31, 2012 have been reduced to exclude a fully-depreciated satellite that was retired from commercial service prior to December 31, 2012.

“Construction in progress” consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	$65,101	$9,325
TerreStar-2	10,317	—
EchoStar XVI	—	345,090
Other	28,153	25,710
Uplinking equipment	22,366	37,264
Other	27,534	37,797
Construction in progress	$153,471	$455,186

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Satellites	$43,722	$35,443	$136,795	$109,561
Furniture, fixtures, equipment and other	31,323	28,638	96,094	90,877
Customer rental equipment	24,611	20,123	71,691	58,414
Buildings and improvements	3,343	3,195	10,024	9,595
Total depreciation expense	$102,999	$87,399	$314,604	$268,447

Satellites

As of September 30, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

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

EchoStar XVI.  In November 2012, we launched the EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XIX.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in mid-2016.  EchoStar XIX is our next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband services to the consumer market in North America.

TerreStar-2.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the TerreStar-2 (“T2”) satellite under which we will reimburse DISH Network for amounts it pays pursuant to an authorization to proceed with Space Systems/Loral, LLC in connection with the construction of the T2 satellite.  In exchange, DISH Network granted us a right of first refusal and right of first offer to purchase the T2 satellite during the term of the T2 Development Agreement.  In addition, under certain circumstances, we have a right to receive a portion of the sale proceeds in the event T2 is sold to a third party during or following the term of the T2 Development Agreement.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of satellite capacity.  Accordingly, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $4.7 million in the second quarter of 2012, $7.9 million in the third quarter of 2012, and $6.7 million in the first quarter of 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In the second quarter of 2013, we determined that the undiscounted cash flows from DISH Network were not likely to be sufficient to recover the carrying amount of the satellite.  Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013.  Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite.  Effective July 2013, the $11.3 million adjusted carrying amount of EchoStar XII is depreciated on a straight-line basis over its then remaining estimated useful life of 18 months.

Note 9.                     Goodwill and Other Intangible Assets

Goodwill

Goodwill is assigned to reporting units of our operating segments and is subject to impairment testing annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  As of September 30, 2013, approximately $504.2 million of our goodwill is assigned to the Hughes segment.  We applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment as of April 1, 2013.  Based on our assessment as of that date, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired in 2012.  In the third quarter of 2013, we received $23.1 million from DISH Network in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction.  Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(142,962)	$150,970	$293,932	$(113,906)	$180,026
Contract-based	10	255,366	(198,161)	57,205	255,366	(178,138)	77,228
Technology-based	7	126,272	(79,240)	47,032	126,387	(66,338)	60,049
Trademark portfolio	20	29,700	(3,465)	26,235	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,746)	1,961	4,707	(1,863)	2,844
Total other intangible assets		$709,977	$(426,574)	$283,403	$710,092	$(362,596)	$347,496

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Our total amortization expense was $21.7 million and $23.4 million for the three months ended September 30, 2013 and 2012, respectively, and $65.0 million and $71.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 10.              Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,168,750	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	972,000	900,000	1,026,450
Other	1,452	1,452	2,041	2,041
Subtotal	2,001,452	$2,142,202	2,002,041	$2,238,491
Capital lease obligations (1)	431,331		486,458
Total debt and capital lease obligations	2,432,783		2,488,499
Less: Current portion	(68,662)		(67,706)
Long-term portion of debt and capital lease obligations	$2,364,121		$2,420,793

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

Income tax benefit totaled approximately $27.2 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.  Our effective income tax rate was 94.9% for the nine months ended September 30, 2013 compared to (0.4%) for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of our valuation allowance associated with capital loss carryforwards in conjunction with the sale of certain of our capital investments, higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of our valuation allowance associated with the sale of certain of our capital investments.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The IRS has completed its audit of the Company’s federal income tax return for calendar year 2008.  We may be subject to examination by the IRS for all years thereafter.  The completion of the audit did not have a material effect on our income tax benefit or our estimated effective tax rate for calendar year 2013.

Note 12.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted 450,000 and 1.2 million stock options to our employees for the three and nine months ended September 30, 2013, respectively and 55,000 and 356,000 for the three and nine months ended September 30, 2012, respectively.

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Research and development expenses	$798	$697	$2,647	$2,564
Selling, general and administrative expenses	3,138	3,051	11,341	11,797
Total stock-based compensation	$3,936	$3,748	$13,988	$14,361

As of September 30, 2013, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $37.7 million, which included stock-based compensation expense related to DISH Network stock awards granted to our employees prior to the Spin-off.

Note 13.              Commitments and Contingencies

Commitments

As of September 30, 2013, our satellite-related obligations were approximately $955.1 million.  Our satellite-related obligations include, among other things, costs relating to our capital lease satellites, transponder service agreements, launch contracts, in-orbit incentives, the design and construction of EchoStar XIX, the construction of T2, and the lease of EchoStar XV.

In November 2012, we entered into a launch services agreement with Arianespace, SA (“Ariane”).  On September 30, 2013, we designated DISH Network to receive certain launch services from Ariane under this agreement.  During the fourth quarter 2013, DISH Network reimbursed us for costs previously incurred under the agreement with Ariane prior to the designation of DISH Network.  As a result of this arrangement, our satellite related obligations were reduced by approximately $100.0 million as of September 30, 2013.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network Corporation, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard used by our Hughes segment, infringes each of the asserted patents.

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

Harbinger Capital Partners, LLC, et al.

On August 6, 2013, Harbinger Capital Partners, LLC, HGW US Holdings Company LP, Blue Line DZM Corp., and Harbinger Capital Partners SP, Inc. (collectively “Harbinger”), the majority and controlling shareholders of LightSquared, Inc. and its subsidiaries (“LightSquared”), filed an adversary proceeding against EchoStar Corporation, as well as against Charles W. Ergen, DISH Network Corporation, L-Band Acquisition, LLC (“LBAC”), SP Special Opportunities LLC (“SPSO”), SP Special Opportunities Holdings LLC, Sound Point Capital Management LP, and Stephen Ketchum.  The adversary proceeding was filed in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York, which cases are jointly administered under the caption In re LightSquared Inc., et al., Case No. 12-12080 (SCC).  Harbinger filed an amended complaint on August 30, 2013.  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO, an entity controlled by Mr. Ergen.  LightSquared has intervened to join in certain claims alleged against certain defendants other than us, LBAC and DISH Network Corporation.  Harbinger has alleged damages in excess of $4.0 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of Harbinger’s claims in the action in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the action.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  A hearing on that motion was held on April 19, 2013 and on September 23, 2013, the Fox plaintiffs’ motion was denied.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  Nazomi’s appeal is pending before the United States Court of Appeals for the Federal Circuit.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies.  In addition, we provide our Slingboxes directly to consumers via retail outlets and we are in discussions with original equipment manufacturers to provide our Sling technology licensing to cable and telco operators worldwide.  Our EchoStar Technologies segment also provides digital broadcast operations including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three and nine months ended September 30, 2013 and 2012, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2013
Total revenue	$456,129	$302,217	$85,945	$4,617	$848,908
Capital expenditures	$16,246	$49,443	$71	$40,811	$106,571
EBITDA	$42,975	$65,620	$68,808	$(9,299)	$168,104

For the Three Months Ended September 30, 2012
Total revenue	$416,120	$285,974	$65,682	$(3,055)	$764,721
Capital expenditures	$22,161	$53,955	$12,806	$4,740	$93,662
EBITDA	$25,211	$75,634	$57,065	$6,156	$164,066

For the Nine Months Ended September 30, 2013
Total revenue	$1,308,670	$906,564	$245,019	$14,112	$2,474,365
Capital expenditures	$43,898	$139,276	$12,403	$69,266	$264,843
EBITDA	$104,947	$202,995	$167,281	$13,708	$488,931

For the Nine Months Ended September 30, 2012
Total revenue	$1,270,415	$843,017	$210,703	$11,370	$2,335,505
Capital expenditures	$51,946	$230,350	$70,758	$18,331	$371,385
EBITDA	$88,648	$215,060	$162,737	$157,541	$623,986

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA	$168,104	$164,066	$488,931	$623,986
Interest expense, net	(44,731)	(31,143)	(138,544)	(100,394)
Depreciation and amortization	(124,742)	(110,778)	(379,585)	(339,472)
Net income (loss) attributable to noncontrolling interests	317	(285)	533	(604)
Income (loss) before income taxes	$(1,052)	$21,860	$(28,665)	$183,516

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fail; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

agreements will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease expires on February 1, 2014.

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

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network leases from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  During the third quarter 2013, DISH Network made a payment to us in exchange for these rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months prior notice.

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending on December 31, 2016.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days notice to us.  In November 2013, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2014.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days notice to us.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days notice to us.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement continues until the earlier of:  (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS.  The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is until December 31, 2014.  DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon 180 days notice prior to the end of the term.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

“General and administrative expenses — DISH Network”

Management Services Agreement.  In connection with the Spin-off, we entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us.  The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014.  Effective June 15, 2013, we terminated the Management Services Agreement.  We made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us under the Management Services Agreement.  We also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us.  We and DISH Network evaluated all charges for reasonableness at least annually and made any adjustments to these charges as we and DISH Network mutually agreed upon.

Professional Services Agreement.  In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which we acquire certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each satellite capacity agreement is set forth below:

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

D-1.  In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS leases certain satellite capacity from DISH Network on the D-1 satellite for research and development.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

EchoStar XV.  In May 2013, we began leasing satellite capacity from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Subject to certain conditions, the capacity agreement expires on February 1, 2014.  Additionally, subject to certain conditions, we have certain rights to extend the service term of the satellite capacity agreement for three years.  Subject to certain conditions, DISH Network has the right to terminate the capacity agreement prior to the date of expiration and have the satellite relocated from the 45 degree west longitude orbital location.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2013, we and DISH Network extended this agreement until December 31, 2014.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.  Our purchase of remanufactured receivers and related components from DISH Network was minimal and $2.8 million for the three months ended September 30, 2013 and 2012, respectively, and minimal and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  Prior to the agreement with DISH Network, the federal tax benefits of $82.8 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities.  The agreement requires DISH Network to pay us $82.8 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2014.  Accordingly, we recorded a noncurrent receivable from DISH Network for $82.8 million in “Other noncurrent assets, net” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013.  In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.

Under the settlement agreement, all pending litigation has been dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network have been dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of $300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Future payments will be allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment.

Patent Cross-License Agreements.  During December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby:  (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross-License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10.0 million.  Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3.0 million.  However, we and DISH Network may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenues of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition for DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

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

TerreStar-2 Development Agreement.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the TerreStar-2 (“T2”) satellite under which we will reimburse DISH Network for amounts it pays pursuant to an authorization to proceed (the “T2 ATP”) with Space Systems/Loral, LLC in connection with the construction of the T2 satellite.  In exchange, DISH Network granted us a right of first refusal and right of first offer to purchase the T2 satellite during the term of the T2 Development Agreement.  In addition, under certain circumstances, we have a right to receive a portion of the sale proceeds in the event T2 is sold to a third party during or following the term of the T2 Development Agreement.  The T2 Development Agreement expires on the later of: (i) December 31, 2013, or (ii) the date on which the T2 ATP expires.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.  For the three and nine months ended September 30, 2012, Hughes Systique provided $0.1 million and $0.6 million, respectively, of software development services to us.  For the three and nine months ended September 30, 2013, Hughes Systique did not provide software development services to us.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Purchases from NagraStar	$4,626	$2,832	$12,781	$8,169

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Due to NagraStar	$1,243	$2,694
Commitments to purchase from NagraStar	$5,835	$7,303

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Digital set-top boxes and related accessories	$6,751	$13,229	$32,602	$39,991
Satellite services	$5,834	$4,530	$16,801	$8,790
Uplink services	$1,732	$2,229	$4,887	$6,831
Other services	$—	$—	$18	$640

	As of
	September 30,	December 31,
	2013	2012
	(In thousands)
Due from Dish Mexico	$5,509	$11,699

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.6 million and $0.8 million, respectively.

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

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication and international cable companies.  A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries (“DISH Network”), but we also sell digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) in Mexico and other international customers.  In addition, we provide our Slingboxes directly to consumers via retail outlets and we are in discussions with original equipment manufacturers to provide our Sling technology licensing to cable and telco operators worldwide. Sling Media “placeshifting” technology can be used by consumers to watch and control their home digital video and audio content via a broadband Internet connection.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services, primarily to DISH Network.

We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  Therefore, the results of operations of our EchoStar Technologies segment are, and will be closely linked to the performance of DISH Network’s pay-TV service.  In January 2012, we entered into a receiver agreement with DISH Network (the “2012 Receiver Agreement”), expiring on December 31, 2014, pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at cost (decreasing as we reduce cost and increasing as our costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be decreased if these costs increase.  Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth plans.

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

Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012.  Subsequently, in the fourth quarter of 2012, we enhanced our SPACEWAY 3 satellite platform to provide Gen4 services in regions of the U.S. for which EchoStar XVII does not provide service.  In October 2012, we entered into a distribution agreement (the “Distribution Agreement”)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

As of September 30, 2013 and December 31, 2012, our Hughes segment had approximately 807,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 40,000 and 23,000 subscribers as of September 30, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of September 30, 2013 and December 31, 2012, our Hughes segment had $1.101 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of September 30, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.216 billion and $1.440 billion, respectively.  While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally.  We believe that investments in these types of opportunities may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  With our extensive experience in designing, developing, and distributing digital set-top boxes and related products, we can leverage the broader adoption of advanced technologies within set-top boxes to create opportunities for us.  We believe that DTH satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH satellite service and broadband service providers.  Our available satellite capacity provides us, in certain cases, with the ability to initiate new services quickly.

In September 2013, we announced that we were in discussions with GVT, a subsidiary of Vivendi SA, to form a joint venture to provide pay-TV services in Brazil with the objective to offer a national service using IPTV and satellite distribution.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” primarily includes gains, net of any losses, on the sale or exchange of investments.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” includes our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and certain reductions to our capital lease obligations as a result of a partial loss of satellite capacity associated with our satellites accounted for as capital leases.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$360,744	$256,935	$103,809	40.4
Equipment revenue - other	77,084	143,764	(66,680)	(46.4)
Services and other revenue - DISH Network	163,067	129,842	33,225	25.6
Services and other revenue - other	248,013	234,180	13,833	5.9
Total revenue	848,908	764,721	84,187	11.0
Costs and Expenses:
Cost of sales - equipment	378,665	342,230	36,435	10.6
% of Total equipment revenue	86.5%	85.4%
Cost of sales - services and other	203,268	175,346	27,922	15.9
% of Total services and other revenue	49.4%	48.2%
Selling, general and administrative expenses (including DISH Network)	84,299	95,039	(10,740)	(11.3)
% of Total revenue	9.9%	12.4%
Research and development expenses	17,030	17,448	(418)	(2.4)
% of Total revenue	2.0%	2.3%
Depreciation and amortization	124,742	110,778	13,964	12.6
Total costs and expenses	808,004	740,841	67,163	9.1
Operating income	40,904	23,880	17,024	71.3

Other Income (Expense):
Interest income	2,982	2,697	285	10.6
Interest expense, net of amounts capitalized	(47,713)	(33,840)	(13,873)	41.0
Realized gains on marketable investment securities and other investments, net	1,754	21,216	(19,462)	(91.7)
Equity in losses of unconsolidated affiliates, net	726	(1,003)	1,729	*
Other, net	295	8,910	(8,615)	(96.7)
Total other expense, net	(41,956)	(2,020)	(39,936)	*
Income (loss) before income taxes	(1,052)	21,860	(22,912)	*
Income tax benefit, net	5,689	409	5,280	*
Net income	4,637	22,269	(17,632)	(79.2)
Less: Net income (loss) attributable to noncontrolling interests	317	(285)	602	*
Net income attributable to EchoStar	$4,320	$22,554	$(18,234)	(80.8)

Other Data:
EBITDA	$168,104	$164,066	$4,038	2.5
Subscribers, end of period (1)	807,000	595,000	212,000	35.6

*Percentage is not meaningful.

(1)   Excludes 40,000 and 21,000 subscribers as of September 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $360.7 million for the three months ended September 30, 2013, an increase of $103.8 million, or 40.4%, compared to the same period in 2012.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2013 increased by $86.0 million, or 33.7%, to $341.2 million compared to the same period in 2012.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenues and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as demand decreases or as DISH Network’s demand changes for new or refurbished units.  The increase in revenue for the three months ended September 30, 2013 was primarily due to an 83.5% increase in unit sales of set-top boxes, offset partially by an 18.7% decrease in the weighted average price of set-top boxes.  Additionally, unit sales and the weighted average price of related accessories increased 11.7%, and 11.0%, respectively.

Equipment revenue — DISH Network from our Hughes segment for the three months ended September 30, 2013 increased by $17.8 million, to $19.6 million compared to the same period in 2012.  The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Equipment revenue — other.  “Equipment revenue — other” totaled $77.1 million for the three months ended September 30, 2013, a decrease of $66.7 million or 46.4%, compared to the same period in 2012.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended September 30, 2013 decreased by $50.5 million, or 60.4%, to $33.0 million compared to the same period in 2012.  The decrease was attributable to a 69.9% decrease in unit sales and a 16.2% decrease in the weighted average prices of set-top boxes sold to Bell TV and our other international customers.  Additionally, unit sales and the weighted average price of related accessories sold to Bell TV and other international customers decreased 8.7% and 27.8%, respectively, during the three months ended September 30, 2013 compared to the same period in 2012.  The sales to Bell TV and other international customers may remain at the current levels in the near term, due to customer utilization of refurbished set-top boxes and lower overall demand in the respective markets that we sell these products.

Equipment revenue — other from our Hughes segment for the three months ended September 30, 2013 decreased by $24.1 million, or 35.4%, to $44.0 million compared to the same period in 2012.  The decrease was mainly due to a decrease in sales of telecom systems equipment.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $163.1 million for the three months ended September 30, 2013, an increase of $33.2 million or 25.6%, compared to the same period in 2012.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2013 increased by $5.2 million, or 7.2%, to $77.8 million compared to the same period in 2012.  The increase was due to an increase of $2.8 million in revenue earned from the sales of satellite uplink/downlink services and $4.7 million related to the development of web-based applications for set-top boxes.  The increase was partially offset by a $2.0 million decrease in other services provided to DISH Network.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network from our Hughes segment for the three months ended September 30, 2013 increased by $9.9 million to $12.8 million compared to the same period in 2012.  The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended September 30, 2013 increased by $19.5 million, or 41.5%, to $66.4 million compared to the same period in 2012.  The increase was mainly due to an increase in the sales of transponder services provided to DISH Network.

Services and other revenue — other.  “Services and other revenue — other” totaled $248.0 million for the three months ended September 30, 2013, an increase of $13.8 million or 5.9%, compared to the same period in 2012.

Services and other revenue — other from our Hughes segment for the three months ended September 30, 2013 increased by $12.7 million, or 6.0%, to $225.8 million compared to the same period in 2012.  The increase was primarily attributable to an increase in sales of broadband services in our enterprise and consumer markets.

Services and other revenue— other from our EchoStar Satellite Services segment for the three months ended September 30, 2013 increased by $0.8 million, or 4.2%, to $19.5 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services of $0.8 million provided in 2013 compared to 2012.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $378.7 million for the three months ended September 30, 2013, an increase of $36.4 million, or 10.6%, compared to the same period in 2012.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended September 30, 2013 increased by $31.3 million, or 10.8%, to $320.1 million compared to the same period in 2012.  The increase was attributable to an increase in equipment costs of $71.4 million, directly related to an increase in sales of set-top boxes and related accessories sold to DISH Network.  The increase was partially offset by a decrease in cost of sales of $40.5 million, primarily related to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.

Cost of sales — equipment from our Hughes segment for the three months ended September 30, 2013 decreased by $2.8 million, or 4.6%, to $58.6 million compared to the same period in 2012.  The decrease was primarily attributable to the decrease of $15.0 million in the cost of sales of networking system equipment to customers in the enterprise market.  The decrease was partially offset by an increase in the cost of sales of broadband equipment sold to DISH Network of $12.2 million primarily related to the Distribution Agreement with dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $203.3 million for the three months ended September 30, 2013, an increase of $27.9 million, or 15.9%, compared to the same period in 2012.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended September 30, 2013 increased by $4.6 million, or 8.8%, to $56.8 million compared to the same period in 2012.  The increase was primarily the result of an increase in cost of sales of $4.8 million as a result of an increase in support costs related to engineering and uplink services provided in 2013 compared to 2012.

Cost of sales — services and other from our Hughes segment for the three months ended September 30, 2013 increased by $10.4 million, or 9.9%, to $115.4 million compared to the same period in 2012.  The increase was primarily attributable to an increase in cost of sales of $8.2 million as a result of an increase in sales of broadband services in our enterprise market and $2.2 million of increased costs related primarily to the Distribution Agreement with dishNET.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $84.3 million for the three months ended September 30, 2013, a decrease of $10.7 million or 11.3%, compared to the same period in 2012.  The decrease was mainly due to a $4.8 million decrease in personnel and other employee-related expenses, $2.7 million decrease in professional fees, $5.4 million decrease in other general and administrative expenses, $3.9 million decrease in general administrative expenses as a result of an increase in services billed to DISH Network and a $0.9 million decrease in professional services provided to us by DISH Network pursuant to our cost-plus related party agreements.  These decreases in general and administrative expenses were partially offset by a $7.0 million increase in marketing and advertising expenses primarily incurred by our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $124.7 million for the three months ended September 30, 2013, an increase of $14.0 million or 12.6%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of $8.4 million from our Hughes segment primarily due to depreciation from EchoStar XVII, which was placed into service in October 2012, an increase in depreciation of $4.5 million associated with customer rental equipment from our Hughes segment, an increase in depreciation of $2.7 million associated with furniture, fixtures, equipment and other, and an increase of $6.1 million from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013.  The increase in depreciation was partially offset by a decrease in depreciation of $3.4 million on EchoStar VI, which was fully depreciated in August 2012, and a decrease in depreciation of $2.9 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $47.7 million for the three months ended September 30, 2013, an increase of $13.9 million or 41.0%, compared to the same period in 2012.  The increase was due to lower capitalized interest of $14.2 million associated with EchoStar XVII and EchoStar XVI which were placed into service in October 2012 and January 2013, respectively.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $1.8 million for the three months ended September 30, 2013, a decrease of $19.5 million, or 91.7%, compared to the same period in 2012.  The decrease was mainly related to a gain of $18.3 million recognized from the sales of strategic investments in two public companies in 2012.  The decrease was partially offset by a gain of $1.6 million recognized from the sale of a strategic investment in a public company in 2013.

Other, net.  “Other, net” totaled $0.3 million expense recorded for the three months ended September 30, 2013, a decrease of $8.6 million, or 96.7%, compared to the same period in 2012.  The change was primarily related to a non-recurring gain of $7.9 million recognized in 2012 resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2012.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $168.1 million for the three months ended September 30, 2013, an increase of $4.0 million or 2.5%, compared to the same period in 2012.  The increase was primarily due to an increase in operating income of $31.0 million for the three months ended September 30, 2013.  The increase was partially offset by a non-recurring gain of $7.9 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in the third quarter of 2012 and a gain of $18.3 million recognized from the sales of a strategic investment in two public companies in the third quarter of 2012.  The following table reconciles EBITDA to the accompanying financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$168,104	$164,066	$4,038	2.5
Interest expense, net	(44,731)	(31,143)	(13,588)	43.6
Income tax benefit, net	5,689	409	5,280	*
Depreciation and amortization	(124,742)	(110,778)	(13,964)	12.6
Net income attributable to EchoStar	$4,320	$22,554	$(18,234)	80.8

*Percentage is not meaningful.

EBITDA for our EchoStar Technologies segment for the three months ended September 30, 2013 was $43.0 million, an increase of $17.8 million, or 70.5%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by an increase in revenue from DISH Network of $91.3 million in both service and equipment revenues, offset partially by a decrease of $50.5 million in other equipment revenue earned from the sales of set-top boxes and related accessories.  As a result of the increase in revenue, cost of sales increased $35.9 million.  In addition, general and administrative expenses decreased $9.7 million and administrative services charged to DISH Network in relation to our Professional Services Agreement decreased $4.0 million compared to the same period in 2012.

EBITDA for our Hughes segment for the three months ended September 30, 2013 was $65.6 million, a decrease of $10.0 million, or 13.2%, compared to the same period in 2012.  The decrease was attributable to a gain of $13.0 million recognized from the sale of a strategic investment in a public company in the third quarter of 2012, offset partially by higher operating income of $4.6 million.

EBITDA for our EchoStar Satellite Services segment for the three months ended September 30, 2013 was $68.8 million, an increase of $11.7 million, or 20.6%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to the increase of $19.5 million in the sales of transponder services provided to DISH Network.  The increase was partially offset by a non-recurring gain of $7.9 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in the third quarter of 2012.

Income tax benefit, net.  Income tax benefit totaled approximately $5.7 million for the three months ended September 30, 2013, an increase of $5.3 million, compared to the same period in 2012.  Our effective income tax rate was 540.8% for the three months ended September 30, 2013 compared to (1.9%) for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of the valuation allowance associated with capital loss carryforwards in conjunction with the sale of certain of our capital investments, higher state effective tax rates due to geographic distribution of income, and current year research and experimentation credits.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of the valuation allowance associated with the sale of our capital investments.  In addition, significant fluctuations in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax income in the current year.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $4.3 million for the three months ended September 30, 2013, a decrease of $18.2 million, or 80.8%, compared to the same period in 2012.  The decrease was primarily attributable to gains of $18.3 million recognized from the sales of strategic investments in two public companies in the third quarter of 2012, a non-recurring gain of $7.9 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in the third quarter of 2012, and a reduction in capitalization of interest expense of $14.2 million associated with our EchoStar XVII and EchoStar XVI satellites which were placed into service in October 2012 and January 2013, respectively.  The reductions in “Net income attributable to EchoStar” were partially offset by higher operating income, including depreciation, of $17.0 million and an increase of $5.3 million in income tax benefit.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2013
Total revenue	$456,129	$302,217	$85,945	$4,617	$848,908
Capital expenditures	$16,246	$49,443	$71	$40,811	$106,571
EBITDA	$42,975	$65,620	$68,808	$(9,299)	$168,104

For the Three Months Ended September 30, 2012
Total revenue	$416,120	$285,974	$65,682	$(3,055)	$764,721
Capital expenditures	$22,161	$53,955	$12,806	$4,740	$93,662
EBITDA	$25,211	$75,634	$57,065	$6,156	$164,066

EchoStar Technologies Segment

	For the Three Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$456,129	$416,120	$40,009	9.6
Capital expenditures	$16,246	$22,161	$(5,915)	(26.7)
EBITDA	$42,975	$25,211	$17,764	70.5

Revenues

EchoStar Technologies segment total revenue for the three months ended September 30, 2013 increased by $40.0 million, or 9.6%, compared to the same period in 2012, primarily resulting from an increase in revenue from DISH Network of $91.3 million in both service and equipment revenues, offset partially by a decrease of $50.5 million in other equipment revenue earned from the sales of set-top boxes and related accessories.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended September 30, 2013 decreased by $5.9 million, or 26.7%, compared to the same period in 2012, primarily due to lower capital requirements related to our digital broadcast center and network operations.

EBITDA

EBITDA for our EchoStar Technologies segment for the three months ended September 30, 2013 was $43.0 million, an increase of $17.8 million, or 70.5%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by an increase in revenue from DISH Network of $91.3 million in both service and equipment revenues, offset partially by a decrease of $50.5 million in other equipment revenue earned from the sales of set-top boxes and related accessories.  As a result of the increase in revenue, cost of sales increased $35.9 million.  In addition, general and administrative expenses decreased $9.7 million and administrative services charged to DISH Network in relation to our Professional Services Agreement decreased $4.0 million compared to the same period in 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Three Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$302,217	$285,974	$16,243	5.7
Capital expenditures	$49,443	$53,955	$(4,512)	(8.4)
EBITDA	$65,620	$75,634	$(10,014)	(13.2)

Revenues

Hughes segment total revenue for the three months ended September 30, 2013 increased by $16.2 million, or 5.7%, compared to the same period in 2012, primarily due to an increase in service revenue of $22.6 million mainly attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012 and an increase in sales of broadband services in our enterprise and consumer markets, offset partially by a decrease in equipment revenue of $6.4 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended September 30, 2013 decreased by $4.5 million, or 8.4%, compared to the same period in 2012, primarily as a result of a decrease of $68.8 million in satellite expenditures related to EchoStar XVII, which was launched in July 2012.  The decrease in capital expenditures was partially offset by an increase of $64.3 million in expenditures related to customer rental equipment and machinery and equipment.

EBITDA

EBITDA for our Hughes segment for the three months ended September 30, 2013 was $65.6 million, a decrease of $10.0 million, or 13.2%, compared to the same period in 2012.  The decrease was attributable to a gain of $13.0 million recognized from the sale of a strategic investment in a public company in the third quarter of 2012, offset partially by higher operating income of $4.6 million.

EchoStar Satellite Services Segment

	For the Three Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$85,945	$65,682	$20,263	30.9
Capital expenditures	$71	$12,806	$(12,735)	(99.4)
EBITDA	$68,808	$57,065	$11,743	20.6

Revenues

EchoStar Satellite Services segment total revenue for the three months ended September 30, 2013 increased by $20.3 million, or 30.9%, compared to the same period in 2012, due to a $20.3 million increase in service revenue, primarily related to transponder services provided to DISH Network.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended September 30, 2013 decreased by $12.7 million, or 99.4%, compared to the same period in 2012, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012.

EBITDA

EBITDA for our EchoStar Satellite Services segment for the three months ended September 30, 2013 was $68.8 million, an increase of $11.7 million, or 20.6%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to the increase of $19.5 million in the sales of transponder services provided to DISH Network.  The increase was partially offset by a non-recurring gain of $7.9 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in the third quarter of 2012.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$1,003,612	$748,650	$254,962	34.1
Equipment revenue - other	270,049	487,097	(217,048)	(44.6)
Services and other revenue - DISH Network	457,055	387,479	69,576	18.0
Services and other revenue - other	743,649	712,279	31,370	4.4
Total revenue	2,474,365	2,335,505	138,860	5.9
Costs and Expenses:
Cost of sales - equipment	1,097,557	1,046,423	51,134	4.9
% of Total equipment revenue	86.2%	84.7%
Cost of sales - services and other	571,892	513,208	58,684	11.4
% of Total services and other revenue	47.6%	46.7%
Selling, general and administrative expenses (including DISH Network)	268,861	286,763	(17,902)	(6.2)
% of Total revenue	10.9%	12.3%
Research and development expenses	50,878	50,416	462	0.9
% of Total revenue	2.1%	2.2%
Depreciation and amortization	379,585	339,472	40,113	11.8
Impairment of long-lived asset	34,664	—	34,664	*
Total costs and expenses	2,403,437	2,236,282	167,155	7.5
Operating income	70,928	99,223	(28,295)	(28.5)

Other Income (Expense):
Interest income	6,941	8,864	(1,923)	(21.7)
Interest expense, net of amounts capitalized	(145,485)	(109,258)	(36,227)	33.2
Realized gains on marketable investment securities and other investments, net	39,184	149,443	(110,259)	(73.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,656)	5,029	(10,685)	*
Other, net	5,423	30,215	(24,792)	(82.1)
Total other income (expense), net	(99,593)	84,293	(183,886)	*
Income (loss) before income taxes	(28,665)	183,516	(212,181)	*
Income tax benefit, net	27,217	704	26,513	*
Net income (loss)	(1,448)	184,220	(185,668)	*
Less: Net income (loss) attributable to noncontrolling interests	533	(604)	1,137	*
Net income (loss) attributable to EchoStar	$(1,981)	$184,824	$(186,805)	*

Other Data:
EBITDA	$488,931	$623,986	$(135,055)	(21.6)
Subscribers, end of period (1)	807,000	595,000	212,000	35.6

*Percentage is not meaningful.

(1)   Excludes 40,000 and 21,000 subscribers as of September 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.004 billion for the nine months ended September 30, 2013, an increase of $255.0 million or 34.1%, compared to the same period in 2012.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2013 increased by $200.9 million, or 26.9%, to $946.8 million compared to the same period in 2012.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenues and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers’ current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition products containing new technologies and features typically have higher initial prices, which reduce over time as demand decreases or as DISH Network’s demand for new or refurbished units changes.  The increase in revenue for the nine months ended September 30, 2013 was primarily due to a 45.9% increase in unit sales of set-top boxes, offset partially by a 6.4% decrease in the weighted average price of set-top boxes.  Additionally, unit sales of related accessories increased 13.8%.  The weighted average price of related accessories remained flat year over year.

Equipment revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2013 increased by $54.1 million to $56.8 million compared to the same period in 2012.  The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Equipment revenue — other.  “Equipment revenue — other” totaled $270.0 million for the nine months ended September 30, 2013, a decrease of $217.0 million or 44.6%, compared to the same period in 2012.

Equipment revenue — other from our EchoStar Technologies segment for the nine months ended September 30, 2013 decreased by $187.4 million, or 60.5%, to $122.2 million compared to the same period in 2012.  The decrease was attributable to a 53.0% decrease in unit sales and a 14.6% decrease in the weighted average price of set-top boxes sold to Bell TV and our other international customers.  Additionally, unit sales and the weighted average price of related accessories sold to Bell TV and our other international customers decreased 27.8% and 40.8%, respectively, during the nine months ended September 30, 2013 compared to the same period in 2012.  The sales to Bell TV and other international customers may remain at the current levels in the near term, due to customer utilization of refurbished set-top boxes and lower overall demand in the respective markets that we sell these products.

Equipment revenue — other from our Hughes segment for the nine months ended September 30, 2013 decreased by $38.0 million, or 20.4%, to $147.8 million compared to the same period in 2012.  The decrease was mainly due to a decrease in sales of telecom systems equipment.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $457.1 million for the nine months ended September 30, 2013, an increase of $69.6 million or 18.0%, compared to the same period in 2012.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2013 increased by $27.1 million, or 13.5%, to $228.4 million compared to the same period in 2012.  The increase was primarily due to an increase of $12.3 million in revenue earned from the sales of satellite uplink/downlink services and $13.8 million related to the development of web-based applications for set-top boxes.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2013 increased by $23.1 million to $29.4 million compared to the same period in 2012.  The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 increased by $26.1 million, or 16.9%, to $180.5 million compared to the same period in 2012.  The increase was mainly due to a $25.2 million increase in the sales of transponder services provided to DISH Network and a $0.8 million increase in sales of uplink services.

Services and other revenue — other.  “Services and other revenue — other” totaled $743.6 million for the nine months ended September 30, 2013, an increase of $31.4 million or 4.4%, compared to the same period in 2012.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2013 increased by $24.4 million, or 3.8%, to $672.6 million compared to the same period in 2012.  The increase was primarily attributable to an increase in sales of broadband services in our enterprise and consumer markets.

Services and other revenue— other from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 increased by $8.3 million, or 14.8%, to $64.4 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services of $8.9 million provided in 2013 compared to 2012.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.098 billion for the nine months ended September 30, 2013, an increase of $51.1 million, or 4.9%, compared to the same period in 2012.

Cost of sales — equipment from our EchoStar Technologies segment for the nine months ended September 30, 2013 increased by $21.3 million, or 2.4%, to $915.4 million compared to the same period in 2012.  The increase was attributable to an increase in equipment costs of $169.2 million, related directly to higher sales of set-top boxes and related accessories sold to DISH Network.  The increase was partially offset by a decrease in cost of sales of $144.3 million, primarily related to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.

Cost of sales — equipment from our Hughes segment for the nine months ended September 30, 2013 increased by $21.9 million, or 13.7%, to $182.1 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales of broadband equipment sold to DISH Network of $44.0 million, primarily related to the Distribution Agreement we entered into with dishNET.  The increase was partially offset by a decrease in cost of sales of $21.1 million, primarily the result of a decrease in sales of telecom systems equipment.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $571.9 million for the nine months ended September 30, 2013, an increase of $58.7 million, or 11.4%, compared to the same period in 2012.

Cost of sales — services and other from our EchoStar Technologies segment for the nine months ended September 30, 2013 increased by $27.0 million, or 19.6%, to $164.8 million compared to the same period in 2012.  The increase was primarily attributable to a $21.1 million increase in support costs related to engineering services provided in 2013 compared to 2012 and a $2.2 million increase in uplink/downlink costs.

Item 2.         MANAGEENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other from our Hughes segment for the nine months ended September 30, 2013 increased by $22.8 million, or 7.3%, to $334.5 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales of $18.3 million as a result of an increase in sales of broadband services in our enterprise market and a $4.6 million increase in cost of sales primarily related to the Distribution Agreement we entered into with dishNET in October 2012.

Cost of sales — services and other from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 decreased by $4.3 million, or 9.2%, to $42.8 million compared to the same period in 2012.  The decrease was primarily attributable to a decrease in cost of sales of $8.4 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by a $3.9 million increase in cost of sales related to the increase in transponder revenue in 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $268.9 million for the nine months ended September 30, 2013, a decrease of $17.9 million or 6.2%, compared to the same period in 2012.  The decrease was mainly due to a $17.7 million decrease in general and administrative expenses as a result of an increase in services billed to DISH Network, a $10.0 million decrease in other general and administrative expenses, a $5.2 million decrease in professional services, and a $3.6 million decrease in professional services provided to us by DISH Network pursuant to our cost-plus related party agreements.  These decreases in general and administrative expenses were partially offset by higher marketing and advertising expenses of $20.2 million incurred primarily by our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $379.6 million for the nine months ended September 30, 2013, an increase of $40.1 million or 11.8%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of $25.3 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, a $13.3 million increase in depreciation associated with customer rental equipment, and an $18.3 million increase in depreciation from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013.  These increases in depreciation were partially offset by a decrease in depreciation of $13.5 million on EchoStar VI, which was fully depreciated in August 2012, and a decrease in depreciation of $2.9 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled $34.7 million for the nine months ended September 30, 2013, an increase of $34.7 million, compared to the same period in 2012, due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $145.5 million for the nine months ended September 30, 2013, an increase of $36.2 million or 33.2%, compared to the same period in 2012.  The increase was mainly due to a decrease in capitalization of interest expense of $37.9 million associated with EchoStar XVII and EchoStar XVI which were placed into service in October 2012 and January 2013, respectively.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $39.2 million for the nine months ended September 30, 2013, a decrease of $110.3 million or 73.8%, compared to the same period in 2012.  The decrease was mainly related to a decrease in gains of $110.6 million recognized on the sale of certain strategic investments in public companies in 2012.

Other, net.  “Other, net” totaled $5.4 million for the nine months ended September 30, 2013, a decrease of $24.8 million, or 82.1%, compared to the same period in 2012.  The decrease was primarily related to gains recognized in 2012 including a non-recurring dividend of $17.5 million received from one of our strategic investments and a gain of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Item 2.         MANAGEMNT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $488.9 million for the nine months ended September 30, 2013, a decrease of $135.1 million, or 21.6%, compared to the same period in 2012.  The decrease was primarily due to lower gains of $110.3 million recognized from the sale of certain strategic investments in several public companies in the third quarter of 2012 compared to 2013, the impairment of our EchoStar XII satellite of approximately $34.7 million in 2013, a decrease of $10.7 million in equity in earnings of unconsolidated affiliates, a decrease in gains of $5.9 million recognized in 2012 as a result of a reduction of the capital lease obligation for the AMC-16 satellite, and a non-recurring dividend of $17.5 million received from one of our strategic investments in 2012.  These decreases were partially offset by a $46.5 million increase in operating income.  The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$488,931	$623,986	$(135,055)	(21.6)
Interest expense, net	(138,544)	(100,394)	(38,150)	38.0
Income tax benefit, net	27,217	704	26,513	*
Depreciation and amortization	(379,585)	(339,472)	(40,113)	11.8
Net income (loss) attributable to EchoStar	$(1,981)	$184,824	$(186,805)	*

*Percentage is not meaningful.

EBITDA for our EchoStar Technologies segment for the nine months ended September 30, 2013 was $104.9 million, an increase of $16.3 million, or 18.4%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by an $18.2 million increase in operating income.

EBITDA for our Hughes segment for the nine months ended September 30, 2013 was $203.0 million, a decrease of $12.1 million, or 5.6%, compared to the same period in 2012.  The decrease was due primarily to a decrease in gains on marketable investment securities of $10.5 million.

EBITDA for our EchoStar Satellite Services segment for the nine months ended September 30, 2013 was $167.3 million, an increase of $4.5 million, or 2.8%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $34.3 million increase in revenue from an increase in the sales of transponder and uplink services provided in 2013 compared to 2012 and a decrease in cost of sales of $8.4 million related to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012.  The increase was partially offset by the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Income tax benefit, net.  Income tax benefit totaled $27.2 million for the nine months ended September 30, 2013, an increase of $26.5 million, compared to the same period in 2012.  Our effective income tax rate was 94.9% for the nine months ended September 30, 2013 compared to (0.4%) for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of the valuation allowance associated with capital loss carryforwards in conjunction with the sale of certain of our capital investments, higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of the valuation allowance associated with the sale of certain capital investments.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to EchoStar.  Net loss attributable to EchoStar was $2.0 million for the nine months ended September 30, 2013, a decrease of $186.8 million, compared to Net income attributable to EchoStar of $184.8 million for the same period in 2012.  The change was primarily attributable to a decrease in gains of $110.3 million recognized from the sale of marketable investment securities and other investments in 2012, a decrease in capitalized interest of $37.9 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively, the impairment of our EchoStar XII satellite of approximately $34.7 million in June 2013, a gain recognized in 2012 associated with a non-recurring dividend of $17.5 million received from one of our strategic investments, a decrease of $10.7 million in equity in earnings, a gain of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite in 2012, and a decrease of $1.9 million in interest income.  These reductions in “Net income (loss) attributable to EchoStar” were offset partially by an increase of $26.5 million in income tax benefit and an increase in operating income of $6.4 million.

Segment Operating Results

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2013
Total revenue	$1,308,670	$906,564	$245,019	$14,112	$2,474,365
Capital expenditures	$43,898	$139,276	$12,403	$69,266	$264,843
EBITDA	$104,947	$202,995	$167,281	$13,708	$488,931

For the Nine Months Ended September 30, 2012
Total revenue	$1,270,415	$843,017	$210,703	$11,370	$2,335,505
Capital expenditures	$51,946	$230,350	$70,758	$18,331	$371,385
EBITDA	$88,648	$215,060	$162,737	$157,541	$623,986

EchoStar Technologies Segment

	For the Nine Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$1,308,670	$1,270,415	$38,255	3.0
Capital expenditures	$43,898	$51,946	$(8,048)	(15.5)
EBITDA	$104,947	$88,648	$16,299	18.4

Revenues

EchoStar Technologies segment total revenue for the nine months ended September 30, 2013 increased by $38.3 million, or 3.0%, compared to the same period in 2012, primarily as a result of a $228.0 million increase in both equipment and service revenues provided to DISH Network, offset partially by a $189.8 million decrease in other equipment and service revenues primarily due to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the nine months ended September 30, 2013 decreased by $8.0 million, or 15.5%, compared to the same period in 2012, primarily due to lower capital requirements related to our digital broadcast center and network operations.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

EBITDA for our EchoStar Technologies segment for the nine months ended September 30, 2013 was $104.9 million, an increase of $16.3 million, or 18.4%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by an $18.2 million increase in operating income.

Hughes Segment

	For the Nine Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$906,564	$843,017	$63,547	7.5
Capital expenditures	$139,276	$230,350	$(91,074)	(39.5)
EBITDA	$202,995	$215,060	$(12,065)	(5.6)

Revenues

Hughes segment total revenue for the nine months ended September 30, 2013 increased by $63.5 million, or 7.5%, compared to the same period in 2012, primarily due to an increase of $47.4 million in service revenue and a $16.1 million increase in equipment revenue, primarily the result of an increase in sales of broadband equipment and services to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012, offset partially by a decrease in sales of telecom systems equipment.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2013 decreased by $91.1 million, or 39.5%, compared to the same period in 2012, primarily due to a decrease in satellite expenditures related to EchoStar XVII, which was launched in July 2012.

EBITDA

EBITDA for our Hughes segment for the nine months ended September 30, 2013 was $203.0 million, a decrease of $12.1 million, or 5.6%, compared to the same period in 2012.  The decrease was due primarily to a decrease in gains on marketable investment securities of $10.5 million.

EchoStar Satellite Services Segment

	For the Nine Months
	Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$245,019	$210,703	$34,316	16.3
Capital expenditures	$12,403	$70,758	$(58,355)	(82.5)
EBITDA	$167,281	$162,737	$4,544	2.8

Revenues

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2013 increased by $34.3 million, or 16.3%, compared to the same period in 2012, primarily due to a $34.4 million increase in sales of transponder services to DISH Network.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2013 decreased by $58.4 million, or 82.5%, compared to the same period in 2012, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012.

EBITDA

EBITDA for our EchoStar Satellite Services segment for the nine months ended September 30, 2013 was $167.3 million, an increase of $4.5 million, or 2.8%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $34.3 million increase in revenue from an increase in the sales of transponder and uplink services provided in 2013 compared to 2012, and a decrease in cost of sales of $8.4 million related to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012.  The increase was partially offset by the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents.  See “Note 5. Investment Securities” of our Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of September 30, 2013, our cash, cash equivalents and current marketable investment securities totaled $1.709 billion compared to $1.548 billion as of December 31, 2012, an increase of $161.4 million.  This increase in cash, cash equivalents and current marketable investment securities was primarily driven by cash generated from operations of $391.3 million, partially offset by capital expenditures of $264.8 million for the nine months ended September 30, 2013.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long-term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of September 30, 2013 and December 31, 2012, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $50.8 million and $66.1 million, respectively.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2013.

Cash flows from operating activities.  We typically reinvest the cash flows from operating activities in our business.  For the nine months ended September 30, 2013, we reported net cash inflows from operating activities of $391.3 million, an increase of $41.0 million, compared to the same period in 2012.  The increase was primarily attributable to lower net income of $6.8 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments, net;” (iii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iv) “Impairment of long-lived asset”, (v) “Deferred tax benefit;” and (vi) “Other, net.”  In addition, net cash inflows increased by $48.1 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, and strategic investments.  For the nine months ended September 30, 2013, we reported net cash outflows from investing activities of $309.2 million, an increased cash outflow of

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

$79.1 million compared to the same period in 2012.  The increase in investing activities primarily related to lower proceeds of $295.5 million from net sales of marketable investment securities, which was partially offset by a $106.5 million reduction in capital expenditures in 2013 when compared to 2012 and the acquisition of regulatory authorizations in 2012.

Cash flows from financing activities.  Our financing activities generally include net proceeds related to the issuance of long-term debt, cash used for the repurchase, and redemption or payment of long-term debt, capital lease obligations, and proceeds from the issuance of our common stock.  For the nine months ended September 30, 2013, we reported net cash inflows from financing activities of $4.3 million, an increase of $44.5 million, compared to the same period in 2012.  The increase was primarily due to higher proceeds of $49.4 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, which was partially offset by higher repayments of long-term debt of $6.8 million.

Contractual Obligations

As of September 30, 2013, our satellite-related obligations were approximately $955.1 million.  Our satellite-related obligations include, among other things, payments related to our leased satellites, transponder service agreements, launch contracts, in-orbit incentives, the design and construction of EchoStar XIX, the construction of T2 and the lease of EchoStar XV.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2013, we had $40.4 million of letters of credit and insurance bonds.  Of this amount, $8.0 million was secured by restricted cash; $14.5 million related to insurance bonds; and $17.9 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

As of September 30, 2013, we had foreign currency forward contracts with a notional value of $12.4 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn could have a further material adverse effect on our financial position and results of operations.  As of September 30, 2013, our remaining obligations related to EchoStar XVI, EchoStar XVII, EchoStar XIX, TerreStar-2 and the launch contract with Arianespace, SA totaled $425.9 million.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of September 30, 2013, our total indebtedness was $2.433 billion, of which $431.3 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which also could require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We also may construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2014.  As of September 30, 2013, we have not made any repurchase of outstanding shares of our Class A common stock under this plan.

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

For our Hughes segment, like many communications infrastructure equipment vendors, a higher amount of our hardware revenues occur in the second half of the year due to our customers’ annual procurement and budget cycles.  Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year).  The typical sales cycle for large complex system procurements is six to 12 months, which often results in the customer expenditure occurring towards the end of the year.  Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $1.709 billion.  Of the $1.709 billion, a total of $1.681 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of current marketable debt securities portfolio; however, we normally hold these investments to maturity.  A hypothetical 10% change in average interest rates during 2013 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2013 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2013 would result in a decrease of approximately $0.8 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2013, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $28.4 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  A hypothetical 10% adverse change in the market price of our public strategic debt and equity investments would result in a decrease of approximately $2.8 million in the fair value of these investments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of September 30, 2013, we had $15.0 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of September 30, 2013, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of September 30, 2013, we had $168.9 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $16.9 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in United States dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2013, we had $29.2 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $12.4 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of September 30, 2013.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $20.8 million as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network Corporation, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard used by our Hughes segment, infringes each of the asserted patents.

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

Harbinger Capital Partners, LLC, et al.

On August 6, 2013, Harbinger Capital Partners, LLC, HGW US Holdings Company LP, Blue Line DZM Corp., and Harbinger Capital Partners SP, Inc. (collectively “Harbinger”), the majority and controlling shareholders of LightSquared, Inc. and its subsidiaries (“LightSquared”), filed an adversary proceeding against EchoStar Corporation, as well as against Charles W. Ergen, DISH Network Corporation, L-Band Acquisition, LLC (“LBAC”), SP Special Opportunities LLC (“SPSO”), SP Special Opportunities Holdings LLC, Sound Point Capital Management LP, and Stephen Ketchum.  The adversary proceeding was filed in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York, which cases are jointly administered under the caption In re LightSquared Inc., et al., Case No. 12-12080 (SCC).  Harbinger filed an amended complaint on August 30, 2013.  Harbinger has alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO, an entity controlled by Mr. Ergen.  LightSquared has intervened to join in certain claims alleged against certain defendants other than us, LBAC and DISH Network Corporation.  Harbinger has alleged damages in excess of $4.0 billion.

On October 29, 2013, the Bankruptcy Court dismissed all of Harbinger’s claims in the action in their entirety.  The Bankruptcy Court Judge granted leave for LightSquared to file an amended pleading solely related to certain contract and other related claims under the credit agreement pursuant to which SPSO made certain purchases of LightSquared secured debt and dismissed all other claims alleged by LightSquared in the action.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

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

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.  The Central District of California matters have been assigned to a single judge, but remain separate cases.

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc.  On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.  On November 23, 2012, the ABC plaintiffs filed a motion in the New York action for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and on September 18, 2013, the New York court denied that motion.  The ABC plaintiffs have filed a notice of appeal.  On February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  A hearing on that motion was held on April 19, 2013 and on September 23, 2013, the Fox plaintiffs’ motion was denied.

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

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  Nazomi’s appeal is pending before the United States Court of Appeals for the Federal Circuit.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  For the nine months ended September 30, 2013, there were no material changes in our risk factors as previously disclosed.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2013.

Item 6.   EXHIBITS

(a)         Exhibits.

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101(H)

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 12, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: November 12, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)