Form 10-K
period 2013-12-31
EchoStar CORP
filed 2014-02-21
CIK 1415404

Use these links to rapidly review the document

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1232727
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
100 Inverness Terrace East, Englewood, Colorado	80112-5308
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 706-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 28, 2013, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.63 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 13, 2014, the registrant's outstanding common stock consisted of 42,855,812 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant's definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "intend," "plan," "estimate," "project," "expect" or "anticipate" and other similar statements), you must remember that such statements are based on our current beliefs, expectations, estimates, and assumptions and that our expectations, estimates and assumptions may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from those expressed in, or implied, or projected by the forward-looking statements and information. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control.

For further discussion of these risks and uncertainties, see Item 1A. Risk Factors of this Annual Report on Form 10-K. The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

  •
  We currently derive a significant portion of our revenue from our primary customer, DISH Network Corporation ("DISH Network"). The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, broadband equipment and services and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

  •
  We could face decreased demand and increased pricing pressure to our products and services due to competition.

  •
  The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

  •
  If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

  •
  We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

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

  •
  We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

i

  •
  We may not be able to generate cash to meet our debt service needs or fund our operations.

  •
  Covenants in Hughes Satellite Systems Corporation's ("HSS") indentures restrict its business in many ways.

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

  •
  We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

  •
  If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to the Regulation of Our Business

  •
  Our business is subject to risks of adverse government regulation.

ii

  •
  Our business depends on regulatory authorizations issued by the Federal Communications Commission ("FCC") and state and foreign regulators, that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

  •
  Our ability to sell our digital set-top boxes to certain operators depends on our ability to obtain licenses to use the conditional access systems utilized by these operators.

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

  •
  We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission ("SEC").

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

iii

PART I

Item 1.    BUSINESS

OVERVIEW

EchoStar Corporation (together with its subsidiaries is referred to as "EchoStar," the "Company," "we," "us" and/or "our") is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. In 2008, DISH Network Corporation and its subsidiaries ("DISH Network") completed its distribution to us of its digital set-top box business and certain infrastructure and other assets, including certain of their satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to us (the "Spin-off"). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and as of December 31, 2013, neither entity has any ownership interest in the other (See Note 20 of this report for a discussion of our subsequent events). However, a substantial majority of the voting power of the shares of both companies is beneficially owned by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family. Our Class A common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SATS." We are a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in three business segments.

  •
  EchoStar Technologies—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network and secondarily to Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture that we entered into in 2008, as well as United States ("U.S.") government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments, costs incurred in business development activities, expenses of various corporate departments, and our centralized treasury activities, including income from our investment portfolio and interest expense on our debt.

BUSINESS STRATEGIES

Capitalize on demand for broadband services.    We intend to capitalize on the demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership, satellite capacity, and high-quality, reliable service to continue growth in consumer subscribers and the enterprise market.

Expand satellite capacity and related infrastructure.    Our expertise in the identification, acquisition and development of satellite spectrum rights and satellite operations, together with existing or acquired infrastructure will provide opportunities to cross sell services, bundle satellite broadband and video services, and explore opportunities in new markets. We believe market opportunities exist that will facilitate the acquisition or leasing of satellite capacity which will enable us to provide services to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications, and government services.

Exploit international opportunities.    We believe that direct-to-home ("DTH") satellite and broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure. We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that allow us to capitalize on our extensive experience in delivering end-to-end broadband and pay-TV consumer services.

Expand our set-top box and customer premise equipment sales.    With our extensive experience in designing, developing, manufacturing and distributing digital set-top boxes and related products, we believe we can leverage the broader adoption of advanced technologies such as whole home DVR, placeshifting for TVAnywhere, hybrid internet offerings and other in-home solutions to create opportunities for us. Therefore, we continue to explore opportunities, including partnerships, joint ventures and strategic acquisitions, to expand our existing markets or enter new markets. In addition, we intend to seek opportunities to license our technology to other original equipment manufacturers or pay-TV providers.

Develop improved technologies.    The engineering capabilities of our combined business units provides us with the opportunity to develop and deploy cutting edge technologies, license our technologies to others, and maintain a leading technological position in the industries in which we are active.

BUSINESS SEGMENTS

ECHOSTAR TECHNOLOGIES SEGMENT

Our Products

Digital Set-Top Boxes.    Our EchoStar Technologies segment offers a wide range of digital set-top boxes that allow consumers to watch and control their television programming and contain a variety of other capabilities and functionality. Our current digital set-top boxes include:

  •
  High-definition ("HD") digital set-top boxes.  These devices allow consumers who subscribe to television services from multi-channel video distributors to access the enhanced picture quality and sound of high-definition content, in addition to the standard-definition ("SD") functionality of our SD digital set-top boxes.

  •
  SD digital set-top boxes.  These devices allow consumers who subscribe to television service from multi-channel video distributors to access encrypted digital video and audio content.

Certain models of our HD digital set-top boxes and SD digital set-top boxes also contain certain of the following advanced capabilities and functionalities:

  •
  Interactive Applications.  Include an on-screen program guide, pay-per-view offerings, video content/meta-data enhancing user applications, social media, games, and shopping.

  •
  Digital Video Recorder ("DVR").  Enables subscribers to pause, stop, reverse, fast forward, record, and replay digital television content using a built-in and/or external hard drive capable of storing content. Our whole-home HD DVR receiver provides subscribers a variety of features that a consumer can use, at his or her option, to control, and/or record programming.

  •
  Broadband Internet Connectivity.  Provides internet protocol television ("IPTV") functionality, which supports on-demand services that allow consumers to download television programming, movies, music, applications, and other content.

  •
  Slingbox "placeshifting" technology.  Allows a customer, at his or her option, to watch and control their digital television content anywhere in the world via a broadband internet connection.

In addition to digital set-top boxes, we also design and develop related products such as satellite dishes and remote controls.

Digital Broadcast Operations.    We operate a number of digital broadcast centers in the U.S. Our principal digital broadcast centers are located in Cheyenne, Wyoming and Gilbert, Arizona. We also have multiple regional and micro digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers' satellites. Programming and other data are received at these centers by fiber optic cable or satellite. The data is then processed, compressed, and encrypted and then uplinked to our satellites and our customers' satellites for transmission to end-users.

Our Customers

Historically, the primary customer of our EchoStar Technologies segment has been DISH Network. DISH Network accounted for 90.1%, 76.9% and 79.4% of our total EchoStar Technologies segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Bell TV, a DTH satellite service provider in Canada, accounted for 4.5%, 13.4% and 12.3% of our total EchoStar Technologies segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We also currently sell our digital set-top boxes to other international DTH satellite and cable providers, including Dish Mexico.

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

A majority of our EchoStar Technologies segment's international revenue during each of the years ended December 31, 2013, 2012 and 2011 was attributable to sales of digital set-top boxes to Bell TV. In 2012, we amended our Pricing Agreement with Bell TV, which extended our exclusivity rights until December 31, 2013. Among other things, the Pricing Agreement, as amended, entitles us to be Bell TV's exclusive provider of digital set-top boxes, subject to certain limited exceptions, and provides fixed pricing over the term of the agreement as well as providing future engineering development for enhanced Bell TV service offerings. In January 2014, we amended the Pricing Agreement, which extended our exclusivity rights under the Pricing Agreement until February 28, 2014.

Our Competition

The set-top box industry is highly competitive, and market leadership changes frequently as a result of new products, designs and pricing. As we seek to grow our revenue and market share in the digital set-top box industry, we face substantial competition. Many of our primary competitors, such as Arris Group, Inc. ("Arris"), Cisco Systems, Inc. ("Cisco"), Pace Micro Technology Plc. ("PACE"), Samsung, and Technicolor S.A. ("Technicolor"), have established longstanding relationships with their customers. In addition, a number of rapidly growing companies have recently entered the market with set-top box offerings similar to our existing satellite set-top box products. The entry of these new competitors may result in increased pricing pressure in the market. We may also face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than ours. Furthermore, we depend heavily on our ability to successfully bring advanced technologies, including internet delivery of video content and our Slingbox placeshifting technology, to market to keep pace with our competitors.

Our use of proprietary technology, together with our in-house engineering expertise, enables us to innovate and bring new features and enhancements quickly to our primary customers. In addition, our end-to-end video solution allows us to provide a more cost-effective solution for a pay-TV operator who may have to negotiate hardware, middleware and a conditional access system separately. We have a long-standing relationship with DISH Network and provide to them technologically advanced set-top boxes, including advanced hybrid satellite and internet protocol over-the-top delivery solutions, Slingbox placeshifting technology, and whole-home DVR functionality.

Our Manufacturers

Although we design, engineer and distribute digital set-top boxes and related products, we are not directly engaged in the manufacturing process. Rather, we outsource the manufacturing of our digital set-top boxes and related products to third parties who manufacture our products according to specifications supplied by us. We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products. Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business. Sanmina-SCI Corporation, Shanghai DD&TT Electronic Enterprise Co., LTD and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes and accessories.

HUGHES SEGMENT

Our Products and Services

Our Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access to North American consumers, which we refer to as the consumer market, and broadband network services and equipment to domestic and international enterprise markets. Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems. We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services. Beginning in October 2012, we introduced HughesNet Gen4 broadband internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. In October 2012, we entered into a distribution agreement (the "Distribution Agreement") with dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service") under the dishNET brand. See Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

Our Customers

Our Hughes segment delivers broadband internet service to North American consumers. It also provides satellite, network products and services and managed network services and equipment to enterprises and broadband service providers worldwide. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

As of December 31, 2013 and 2012, our Hughes segment had approximately 860,000 and 636,000 broadband subscribers, respectively, of which 635,000 and 588,000 were residential retail subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2013 and 2012, our Hughes segment had approximately $1.15 billion and $1.06 billion, respectively, of contracted revenue backlog. We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $383.1 million of revenue in 2014.

Our Competition

The network communications industry is highly competitive. As a global provider of data network products and services, our Hughes segment competes with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize, among other things, our network quality, our customization capability, our offering of networks as a turnkey managed service, our position as a single point of contact for products and services and our competitive prices.

In our consumer market, we compete against traditional telecommunications and wireless carriers, as well as digital subscriber line ("DSL") and cable internet service providers offering competitive services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer. Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc. ("ViaSat Communications"), which is owned by ViaSat, Inc. ("ViaSat"). In addition, we face competition against established domestic carriers such as AT&T Corp., Verizon Communications Inc., and Sprint Corporation and multiple cable operators. We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise market, our principal competitors for the supply of very-small-aperture terminal ("VSAT") satellite networks are Gilat, ViaSat, SageNet LLC, Newtec and iDirect Technologies ("iDirect"). To differentiate ourselves from our competitors, among other things, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecom operators, cable companies and other major carriers.

Our broadband networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a "last mile" or a congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations.

With SPACEWAY 3, EchoStar XVII and additional satellite capacity acquired from multiple third-party providers, we believe that we will have sufficient capacity to grow our consumer broadband business in 2014. However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions. Our relative competitive position is constantly changing as we and our competitors strive to improve our respective positions. While our current competitive position provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

Manufacturing

Certain products in our Hughes segment are assembled at our facilities in Maryland and we outsource a significant portion of the manufacturing of our products to third parties. We believe that the manufacturing facilities used by our Hughes segment have sufficient capacity to handle current demand. We adjust our capacity based on our production requirements. We also work with third-party vendors for the development and manufacture of components that are integrated into our products. We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis. Our operations group, together with our engineering group, works with our vendors and subcontractors to reduce development costs, to increase production efficiency, and to obtain components at lower prices.

ECHOSTAR SATELLITE SERVICES SEGMENT

Our Services

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including the EchoStar XVI satellite launched in November 2012. We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. In January 2013, we began to lease EchoStar XVI to DISH Network for the delivery of DTH broadcast services to DISH Network customers in the U.S. Our satellite capacity is currently used by our customers for a variety of applications:

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

  •
  Network Services.  We provide satellite capacity and terrestrial network services to companies. These networks are dedicated private networks that allow delivery of video and data services for corporate communications. Our satellites can be used for point-to-point or point to multi-point communications.

Our Customers

We provide satellite capacity on our satellite fleet primarily to DISH Network, but also to a small number of U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. Currently, due to our limited customer base, we have unused satellite capacity. For the years ended December 31, 2013, 2012 and 2011, DISH Network accounted for approximately 74.9%, 72.4% and 77.6% of our total EchoStar Satellite Services segment revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite. See Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites. Any termination or reduction in the services we provide to DISH Network may cause us to have excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our other satellite service sales generally are characterized by shorter-term contracts or spot market sales.

As of December 31, 2013 and 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.14 billion and $1.44 billion, respectively. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $242.5 million of revenue in 2014.

Our Competition

Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat S.A. ("Intelsat"), SES S.A. ("SES"), Telesat Canada ("Telesat"), and Eutelsat Communications S.A. ("Eutelsat"), in an industry that is characterized by long-term contracts and high costs for customers to change service providers. Therefore, it will be difficult to displace customers from their current relationships with our competitors. Intelsat and SES maintain key North American orbital slots that may further limit competition and competitive pricing.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic development/acquisition opportunities, domestically and internationally. We believe that investments in these types of opportunities, may allow us to increase our existing market share, expand into new markets, support the development of new satellite-delivered services, such as broadband internet connectivity and mobile video services, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers. With our extensive experience in designing, developing, and distributing digital set-top boxes and broadband related products, we can leverage the broader adoption of advanced technologies to create opportunities for us. We believe that DTH and satellite broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH service and satellite broadband service providers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location ("Brazilian Authorization") from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. In September 2013, we announced that we were in discussions with GVT, a subsidiary of Vivendi S.A., to form a joint venture to provide pay-TV services in Brazil with the objective to offer a national service using IPTV and satellite distribution. In December 2013, we ceased our discussions with GVT, but we remain committed to delivering a unique pay-TV service to Brazil via a high-powered Broadcast Satellite Service ("BSS") satellite.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual EU Member States to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. We believe we are well-positioned to commercialize this license due to our access to the TerreStar-2 S-band satellite as well as the mobile satellite systems technology expertise of our Hughes segment. In December 2013, we amended the T2 Development Agreement with DISH Network to provide for the ability to purchase of the TerreStar-2 satellite, which is designed to provide mobile services using S-band frequencies. Through the acquisition of Solaris Mobile and the S-band spectrum and our expertise in developing mobile satellite infrastructures, we expect to accelerate advanced mobile services throughout the EU.

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (West Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3(4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III(1)(2)	ESS	October 1997	61.5	12
EchoStar VI	ESS	July 2000	96.2	12
EchoStar VIII(1)	ESS	August 2002	77	12
EchoStar IX(1)	ESS	August 2003	121	12
EchoStar XII(1)(5)	ESS	July 2003	61.5	1.5
EchoStar XVI(1)	ESS	November 2012	61.5	15
Leased from Other Third Parties(3):
AMC-15	ESS	January 2005	105	10
AMC-16	ESS	February 2005	85	10
Nimiq 5(1)	ESS	October 2009	72.7	15
QuetzSat-1(1)	ESS	November 2011	77	10

(1)
See Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.
(2)
Fully depreciated and currently an in-orbit spare.
(3)
These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.
(4)
Depreciable life represents the remaining useful life as of June 8, 2011, the date of the acquisition of Hughes Communications, Inc. and its subsidiaries.
(5)
Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

Recent Developments

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, EchoStar XIV.    On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS will issue shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, DISH Network will lease certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction"). See Note 20 of this Annual Report on Form 10-K for a discussion of our subsequent events.

EchoStar VI and VIII.    DISH Network leases satellite capacity from us on certain of our satellites. The leases for the EchoStar VI and VIII satellites expired in accordance with their terms in the first quarter of 2013. EchoStar VI was fully depreciated in August 2012. In May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

EchoStar XVI.    In November 2012, we launched the EchoStar XVI satellite, a direct broadcast satellite ("DBS"). EchoStar XVI is leased to DISH Network for the delivery of DTH broadcast services to DISH Network customers in the U.S. We began leasing capacity on EchoStar XVI to DISH Network in January 2013.

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

TerreStar-2.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimburse DISH Network for amounts it pays to Space Systems/Loral, LLC ("SS/L") in connection with the construction of the T2 satellite. As amended in December 2013, the T2 Development Agreement provides for the ability to purchase DISH Network's rights and obligations under the T2 satellite construction agreement with SS/L. The T2 satellite is designed to provide mobile satellite services using S-band frequencies and we may use this satellite in conjunction with our recently acquired S-band spectrum in Europe.

EchoStar XV.    In May 2013, we began leasing satellite capacity from DISH Network on EchoStar XV as an operating lease and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian Authorization. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

QuetzSat-1.    In 2008, we entered into a transponder service agreement with SES to lease all of the capacity on QuetzSat-1. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013. See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operations. There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. The recent satellite anomalies that have affected certain of our satellites are discussed below.

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States ("CONUS"). As a result of the failure of traveling wave tube amplifiers ("TWTAs") in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite. EchoStar III was fully depreciated in 2009 and is currently used as an in-orbit spare.

EchoStar VI.    EchoStar VI was designed to operate 32 DBS transponders with a minimum 12-year useful life. Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, these solar array anomalies impacted the commercial operation of the satellite. EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft. The anomalies in 2012 did not impact the current commercial operation or the estimated useful life of the satellite. However, there can be no assurance that these anomalies or any future anomalies will not reduce the satellite's useful life or impact its commercial operation. EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.    EchoStar VIII was designed to operate 32 DBS transponders in the CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. Prior to and during 2011, EchoStar VIII experienced several anomalies. In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and causing one of the two on-board computers used to control the satellite to fail. These anomalies have not impacted the commercial operation or estimated useful life of the satellite. However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.    EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode. We currently operate EchoStar XII in spot beam mode. Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII. An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013. Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.

Leased Satellites

AMC-16.    AMC-16, an FSS satellite, commenced commercial operation during February 2005. AMC-16 was designed to operate 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused additional partial loss of satellite capacity. As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010. Thereafter, subsequent reductions in our capital lease obligation resulting from reductions in our recurring lease payments are recognized as gains in "Other, net" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon determination of related reductions in our monthly recurring payments, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $12.6 million in 2012 and $6.7 million in 2013. There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16's useful life or further impact its commercial operations.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite. However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

As discussed further in Note 8 in the Notes to Consolidated Financial Statements in Item 15, we recognized a $34.7 million impairment loss in the second quarter of 2013 as result of the anomalies affecting the commercial operation of EchoStar XII, and we recognized a $33.0 million impairment loss in the fourth quarter of 2011 based on our analysis of potential uses for the CMBStar satellite for which construction was suspended in 2008.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the FCC for our domestic, as well as some international, satellite and telecommunications operations and equipment businesses. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union ("ITU"), and certain foreign governments, including the EU. In addition, we are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the U.S. with respect to the export of telecommunications equipment and services. Depending upon the circumstances, noncompliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

Regulations Applicable to Our Communications Operations

FCC Jurisdiction over Satellite and Terrestrial Operations

The Communications Act of 1934, as amended (the "Communications Act") gives the FCC broad authority to regulate our satellite and terrestrial operations. All non-federal entities, including commercial entities that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act. Specifically, the Communications Act gives the FCC regulatory jurisdiction over the following areas relating to communications satellite operations:

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

To obtain FCC licenses and authorizations for satellites and earth stations, satellite operators must satisfy enumerated legal, technical, and financial qualification requirements. Once issued, these licenses and authorizations may be subject to a number of conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, implementation bonds, construction milestones, annual regulatory fees, and various reporting requirements. Applications for new or modified satellites and earth stations are necessary for further development and expansion of satellite services and generally must receive advance FCC approval. Necessary approval of these applications may not be granted, may not be granted in a timely manner, or may be granted subject to conditions which may be cumbersome. The regulatory requirements are subject to periodic change in accordance with the provisions of the Administrative Procedures Act.

FCC Jurisdiction over Set-Top Box Operations.    Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements, including accessibility requirements. The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices. We are also subject to FCC rules on disability accessibility.

Separate Security Plug and Play.    U.S. cable companies are required by law to separate the security from the other functionality of their set-top boxes. Set-top boxes used by DBS providers are not currently subject to this separate security requirement. However, the FCC is currently considering a possible expansion of the requirement to these set-top boxes. The development of a retail market for cable set-top boxes could provide us with an opportunity to expand sales of set-top boxes and related equipment for use in non-DBS households. The cable industry and consumer electronics companies have reached a "tru2way" commercial arrangement to resolve many of the outstanding issues related to this requirement. We have licensed tru2way technology for use with cable set-top boxes. We cannot predict whether the FCC will impose rules on DBS providers that are based on cable "plug and play" rules or the concepts from the private tru2way commercial arrangement. Complying with the separate security and other "plug and play" requirements would require potentially costly modifications to our set-top boxes and operations. We cannot predict the timing or outcome of this FCC proceeding. If the FCC were to extend or expand its separate security rules or the tru2way commercial arrangement to include DBS providers, sales of our set-top boxes to DBS providers may be negatively impacted.

Foreign Administrations' Jurisdiction Over Satellite and Terrestrial Operations

Some of our satellites and earth stations are licensed in foreign jurisdictions. In order to provide service to a foreign location from a U.S. satellite we may be required to obtain approvals from foreign administrative agencies. The laws and regulations addressing access to satellite and terrestrial systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly, and the terms of licenses vary from country to country. Some countries may have restrictions on the services we provide and how we provide them. In addition, certain countries may limit the fees that can be charged for the services we provide.

Many countries permit competition in the provision of voice, data, or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country. In some countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, we may be required to negotiate for access to service or equipment provided by that monopoly entity, and we may not be able to obtain favorable rates or other terms.

Licenses, Authorizations and Contractual Rights for Satellite Capacity

Our spacecraft operations are subject to the licensing jurisdiction of, and conditions imposed by, among others, the FCC and any other government whose ITU filing we use for our satellites. Such conditions may include, for example, implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch, and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network.

Duration of Satellite and Terrestrial Licenses.    Generally speaking, all satellite licenses granted by the FCC and most foreign countries are subject to expiration unless extended by the relevant regulatory authority. The term of each of our U.S. DBS licenses is 10 years, and our U.S. FSS licenses generally have 15-year terms. Our licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible extension. Generally, our satellite licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.

The earth station licenses we hold are granted for terms that vary significantly depending upon the jurisdiction in which they were obtained. Some regulators have granted periodic requests by us for special temporary authorizations to operate new or modified facilities on a temporary basis, or experimental authorizations that allow us to test and develop new equipment or new service capabilities on a limited basis. There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.

Interference from Other Services Sharing Satellite Spectrum.    The FCC and some other regulators have adopted rules that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS. The FCC has also authorized the use of multichannel video and data distribution service ("MVDDS") in the DBS band. Several MVDDS systems are now being commercially deployed. Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

International Satellite Competition and Interference for Our DTH Video Satellites.    We have received authority to provide DBS service to the U.S. from a Mexican orbital slot at 77 degrees, and a Canadian orbital slot at 72.7 degrees. DirecTV, Spectrum Five LLC, and DISH Network have received similar authorizations to provide service to the U.S. from foreign orbital slots. The possibility that the FCC will allow service to the U.S. from additional foreign slots may permit additional competition against us from other satellite providers. In addition, a number of administrations, such as the United Kingdom and the Netherlands, have requested to allow satellite systems to have access to orbital locations serving the U.S. near our licensed slots. Such operations could cause harmful interference to our satellites and constrain our future operations at those slots if such "tweener" operations are approved by the FCC.

Telecommunications Regulation

We are required to contribute a percentage of our revenue from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution through to our customers. The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act ("CALEA"). CALEA generally requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. In addition, as a provider of interconnected voice over internet protocol services ("VOIP"), we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

State and Local Regulation

We are also regulated by state and local authorities. While the FCC has preempted many state and local regulations that would impair the installation and use of VSATs and other consumer satellite dishes, our businesses nonetheless may be subject to state and local regulation, including, among others, obtaining regulatory authorizations and zoning regulations that affect the ability to install these consumer satellite earth station antennas.

International Regulation

We are subject to regulation by the International Communications Union ("ITU") and our satellites must be registered in the United Nations ("UN") Registry of Space Objects.

The ITU Frequency Registration.    The orbital location and frequencies for certain of our satellites are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location. These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite. On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire. In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the BSS plan are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations. We cannot be sure of the successful outcome of these ITU processes. We have cooperated, and will continue to cooperate, with the filing nation in the preparation of ITU filings, coordination of our operations in accordance with the relevant ITU Radio Regulations, and responses to relevant ITU inquiries.

Registration in the UN Registry of Space Objects.    The U.S. and other jurisdictions in which we license satellites are parties to the UN Convention on the Registration of Objects Launched into Outer Space ("UN Convention").

The UN Convention requires a satellite's launching state to register the satellite as a space object. The act of registration carries liability for the registering country in the event that the satellite causes third party damage. Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite. In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services. There is no guarantee that we will be able to procure such authorizations even if we already possess a frequency authorization.

Export Control Regulation

In the operation of our business, we must comply with all applicable export control and economic sanctions laws and regulations of the U.S. and other countries. Applicable U.S. laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR"), and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC").

The export of certain hardware, technical data, and services relating to satellites and the supply of certain ground control equipment, technical data and services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of State's Directorate of Defense Trade Controls, under the ITAR and is subject to strict export control and prior approval requirements. Other items are controlled for export by the U.S. Department of Commerce's Bureau of Industry and Security ("BIS") under the EAR. For example, BIS regulates our export of satellite communications network equipment to non-U.S. persons or to destinations outside of the U.S. In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act, which generally prohibits companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

Environmental Regulation

We are subject to the requirements of federal, state, local, and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge, waste management, hazardous chemicals and product disposal, most significantly the Resource Conservation and Recovery Act ("RCRA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). Under the RCRA, our Hughes segment is considered a small quantity generator.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage, and Toxic Chemical Release. We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA. We are also subject to the requirements of other environmental and occupational safety and health laws and regulations. Additionally, we review Tier II reporting requirements of the Department of Environmental Quality which requires reporting the storage of hazardous materials in large quantities and if they've changed from year to year. These are state run programs and each state may have slightly different requirements.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future. We do not expect capital or other expenditures for environmental compliance to be material in 2014. However, environmental requirements are complex, change frequently, and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

We believe that our patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware, and other technology remaining trade secrets and/or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors, and certain customers and other business partners.

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

We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Those costs, and their impact on our results of operations, could be material. Damages in patent infringement cases can be substantial, and in certain circumstances, can be trebled. To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results. We are currently defending multiple patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks. We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights. We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement. The legal costs associated with defending patent suits and pursuing patent claims against others may be borne by us if we are not awarded reimbursement through the legal process. See Item 3—Legal Proceedings of this report for more information.

RESEARCH AND DEVELOPMENT AND ENGINEERING

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes a wide range of skills required to develop systems, hardware, software, and firmware used in our products and services. In addition, we have pioneered numerous advances in the area of wireless communication systems, techniques and methodologies, television broadcasting, video placeshifting, video copy protection, and digital video recording.

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

As a complement to our hardware development, we have extensive experience in designing reliable, real time, embedded software systems as part of our communication systems and services offerings. For example, our broadband product line for the enterprise market supports an extensive range of protocols for data communications. Our engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system, and ultimately training the customers' technicians and operators.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2013, 2012 and 2011, see Note 17 in the Notes to Consolidated Financial Statements in Item 15 of this report. See Item 1A—Risk Factors for information regarding risks attendant to our foreign operations.

EMPLOYEES

As of December 31, 2013, we had approximately 4,000 employees and generally consider relations with them to be good. In addition, DISH Network provides us with certain management and administrative services, which include the services of certain employees of DISH Network. See Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this report for a discussion of our Professional Service agreement. Other than approximately 100 of our employees located in Italy and Brazil, none are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC's internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may also be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.echostar.com.

We have adopted a written code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers, in accordance with the Sarbanes-

Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our code of ethics is available on our corporate website at http://www.echostar.com. In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	60	Chairman
Michael T. Dugan	65	Chief Executive Officer, President and Director
David J. Rayner	56	Executive Vice President, Chief Financial Officer and Treasurer
Mark W. Jackson	53	President, EchoStar Technologies L.L.C.
Anders N. Johnson	56	President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	67	President, Hughes Communications, Inc. and Director
Kenneth G. Carroll	58	Executive Vice President, Corporate and Business Development
Sandi L. Kerentoff	60	Executive Vice President, Global Human Resources
Kranti K. Kilaru	48	Executive Vice President, Business Systems, IT, and Operations
Dean A. Manson	47	Executive Vice President, General Counsel and Secretary

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

David J. Rayner.    Mr. Rayner has served as our Executive Vice President, Chief Financial Officer, and Treasurer since December 2012. From November 2011 to November 2012, Mr. Rayner served as Chief Financial Officer of Tendril Networks, Inc., a Boulder, Colorado software company. Mr. Rayner served as our Chief Financial Officer from June 2010 to November 2011 and served as our Chief Administrative Officer from January 2008 to June 2010. Prior to that, Mr. Rayner served as Executive Vice President of Installation and Service Networks of DISH Network and had previously held the position of Chief Financial Officer of DISH Network from December 2004 to September 2006. Before joining DISH Network in December 2004, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom in Denver, beginning in June 1998.

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

Pradman P. Kaul.    Mr. Kaul has served as President of Hughes Communications, Inc. since its formation in February 2006. Mr. Kaul has also served as a member of our Board of Directors since August 2011 as well as a member of the board of directors of Hughes Communications from February 2006 until June 2011. Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of Hughes Network Systems, LLC ("HNS" and, together with Hughes Communications, "Hughes"), a wholly owned subsidiary of Hughes Communications.

Kenneth G. Carroll.    Mr. Carroll has served as our Executive Vice President, Corporate and Business Development since December 2012. Mr. Carroll served as our Executive Vice President and Chief Financial Officer from November 2011 to November 2012. Mr. Carroll, a 20-year veteran in the satellite TV and satellite broadband industry, served as Chief Operating Officer of EchoStar Satellite Services from August 2010 to June 2011, and as Executive Vice President, Business Development and International, of EchoStar Corporation from June 2011 to November 2011. Prior to joining EchoStar, from 2003 to 2010, Mr. Carroll served as President and Chief Operating Officer of WildBlue Communications, Inc., a nationwide satellite broadband company. In addition, Mr. Carroll previously served as Chief Financial Officer for Liberty Satellite & Technology and DTH satellite TV provider, PrimeStar.

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

Kranti K. Kilaru.    Mr. Kilaru has served as our Executive Vice President, Business Systems, IT, and Operations since July 2013. Mr. Kilaru served as our Senior Vice President of our systems engineering group from April 2005 to July 2013 and was responsible for all broadcast centers, systems engineering, and global information technology infrastructure and operations. Mr. Kilaru joined EchoStar Technologies L.L.C. in 1989 and, from 1989 to 2005, held various positions of increasing responsibility.

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

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network. The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, transponder leasing, provision of digital broadcast services, broadband equipment and services and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 58.8%, 49.5% and 59.9% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Any reduction in sales to DISH Network or in the prices it pays for the products and services it purchases from us could have a significant negative impact on our business. In addition, because a significant portion of our revenue is derived from DISH Network, our success also depends to a significant degree on the continued success of DISH Network in attracting new subscribers, marketing programming packages, and other services and features to subscribers that will result in the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners, and other advanced technology. If DISH Network's gross subscriber additions are adversely affected by the sustained economic weakness in the U.S., or for any other reason, we may experience a decline in our sales of digital set-top boxes to DISH Network. In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services. Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations, and financial position.

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

In addition, DISH Network is currently our primary customer of digital set-top boxes and digital broadcast operation services. These products and services are provided pursuant to contracts that expire on December 31, 2014 and December 31, 2016, respectively. Thereafter, if we are unable to extend those contracts on similar terms with DISH Network, or if we are otherwise unable to obtain acceptable replacement contracts from third parties following a termination by DISH Network, there could be a significant adverse effect on our business, results of operations, and financial position. There are a relatively small number of potential new customers for our digital set-top boxes, satellite services, and digital broadcast operations, and we expect this customer concentration to continue for the foreseeable future. If we lose DISH Network as a customer, it will be difficult for us to replace, in whole or in part, our historical revenue from DISH Network and we have had limited success in attracting such potential new customers in the past. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers. In addition, we may, from time to time, enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer. If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

  •
  The digital set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing. Currently, there are many significant competitors in the set-top box business including several established companies who have sold set-top boxes to major cable operators in the U.S. for many years. These competitors include Arris, Cisco, PACE, Samsung, and Technicolor. In addition, a number of rapidly growing companies have recently entered the market, many of them with set-top box offerings similar to our existing satellite set-top box products. We also expect additional competition in the future from new and existing companies that do not currently compete in the market for set-top boxes. The entry of these new competitors may result in increased pricing pressure in the market. If market prices are substantially reduced, our business, financial condition or results of operations could be materially adversely affected. In particular, it may be difficult for us to make profitable sales in international markets where these new competitors are present and in which we have not previously made sales of set-top boxes. As the set-top box business evolves, our current and potential competitors may establish cooperative relationships among themselves or with third parties, including software and hardware companies that could acquire significant market share, which could adversely affect our business. We also face competition from set-top boxes that have been internally developed by digital video providers. If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants. Any of these competitive threats, alone or in combination with others, could harm our business, operating results and financial condition.

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

  •
  Our satellite services business competes against larger, well-established satellite service companies, such as Intelsat, SES, Telesat, and Eutelsat. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance. Our EchoStar Satellite Services segment also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

  •
  In our consumer market, we face competition primarily from DSL and cable internet service providers. Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with our service offerings in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products. Our primary competitor for consumer satellite internet access services is ViaSat Communications, which is owned by ViaSat. There can be no assurance that our product offerings will remain competitive with those of ViaSat Communications.

  •
  In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications. The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines. Terrestrial networks also have a competitive edge because of lower latency for data transmission.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set-top boxes to DISH Network and increased competitive pricing pressure. Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors. If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenue and gross margin may be negatively affected, which will harm our financial position and results of operations.

If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

We are substantially dependent upon the ability of our customers to promote the delivery of pay-TV services, including, among others, premium programming packages and services that utilize technology incorporated into our digital set-top boxes, such as HD technology and IPTV, to generate future revenue.

However, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings. If our customers are unable to develop and effectively market compelling reasons for their subscribers to continue to purchase their pay-TV services that utilize our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenue. This risk is exacerbated by the sustained economic weakness under which consumers become more cost-sensitive in their discretionary spending and by increasing consumer demand for online platforms that provide for the distribution and viewing of video programming that competes with our customers' pay-TV services.

We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We currently have unused satellite capacity in our EchoStar Satellite Services segment. While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity. If we are unable to lease our satellite capacity to third parties, including DISH Network, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 or EchoStar XVII satellites. If future demand does not meet our expectations, we will be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations. We have satellite capacity commitments for Ku-band frequencies, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may not be readily served or available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

  •
  Components.  A limited number of suppliers and in some cases a single supplier manufacture some of the key components required to build our products. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, and reduced control over pricing, quality, and timely delivery of these components. We do not generally maintain long-term agreements with any of our suppliers or subcontractors for our products. An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our digital set-top boxes on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduce revenue and income.

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

Our operations outside the U.S. accounted for approximately 14.1%, 23.0% and 19.3% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Collectively, we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, the United Arab Emirates, Ireland and the United Kingdom, among other nations. Over the last 10 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

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

  •
  Difficulties in following a variety of laws and regulations related to foreign operations.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers. In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage. Our policies mandate compliance with these laws. However, we operate in many parts of the world that have experienced corruption to some degree. Compliance with these laws may lead to increased operations costs or loss of business opportunities. Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

  •
  Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance. In addition, we must comply with foreign national requirements for the registration of satellites and associated obligations. Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

  •
  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenues; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for "free," which may impact our revenue. In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

  •
  Compliance with applicable export control laws and regulations in the U.S. and other countries. We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the ITAR, the EAR and the trade sanctions laws and regulations administered by the OFAC. The export of certain hardware, technical data and services relating to satellites is regulated by the U.S. Department of State's Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the BIS under EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.

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

We have entered into certain strategic transactions and investments in North and South America, Asia and elsewhere. These investments involve a high degree of risk and could diminish our ability to fund a share repurchase program, invest capital in our business or return capital to our shareholders. The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources. If our investments suffer losses, our financial condition could be materially adversely affected. In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

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

Hughes Satellite Systems Corporation ("HSS"), our wholly owned subsidiary that, together with its subsidiaries, operates our Hughes segment and our EchoStar Satellite Services segment, has incurred significant indebtedness. HSS currently has outstanding $1.10 billion of senior secured notes (the "Secured Notes") and $900.0 million of senior unsecured notes (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"). HSS' ability to make payments on or to refinance its indebtedness and to fund its operations will depend on its ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. HSS may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. HSS may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable HSS to service its indebtedness or to fund its operations or other liquidity needs. If HSS is unable to generate sufficient cash, it may be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital. HSS may not be able to affect any of these remedies on satisfactory terms, or at all. The indentures governing the Notes also limit HSS' ability to dispose of assets and use the proceeds from such dispositions. Therefore, HSS may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner it may otherwise prefer.

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

Covenants in HSS' indentures restrict its business in many ways.

The indentures governing the Notes contain various covenants, subject to certain exceptions, that limit HSS' ability and/or its restricted subsidiaries' ability to, among other things:

  •
  pay dividends or make distributions on HSS' capital stock or repurchase HSS' capital stock;

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

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on HSS' business or prospects. If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes. HSS and certain of its subsidiaries have pledged a significant portion of their assets as collateral under the indenture governing the Secured Notes. If HSS does not have enough cash to service its debt or fund other liquidity needs, it may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. We cannot assure you that any of these remedies can be effected on commercially reasonable terms or at all.

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationship with current customers and our ability to attract new customers. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Construction and launch delays could materially and adversely affect our ability to generate revenue. Historically, we generally have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities. In addition, the occurrence of launch failures, whether on our satellites or those of others may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

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

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, and it can be difficult to determine the outcome of these coordination agreements with these other entities and governments. The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets. The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenue will be impacted.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defense and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral ("SS/L") and Thales Alenia Space. There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance, ADD Space Exploration and Sea Launch Company. The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites. Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business.

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

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations. For example, in February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII and EchoStar XIX. ViaSat alleges, among other things, that SS/L infringes six different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII, EchoStar XIX and other satellites. While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of EchoStar XVII, EchoStar XIX, or other satellites from SS/L.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement. If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position. Please see further discussion under Item 1. Business—Patents and Trademarks and Item 3. Legal Proceedings of this Annual Report on Form 10-K.

If the encryption and related security technology used in our digital set-top boxes is compromised, sales of our digital set-top boxes may decline.

Our customers use encryption and related security technology obtained from us or our suppliers in the digital set-top boxes that they purchase from us to control access to their programming content. Such encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make signal theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all. We cannot ensure that we will be successful in reducing or controlling theft of our customers' programming content. As a result, sales of our digital set-top boxes may decline and we may incur additional costs in the future if security of our customers' system is compromised.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of our third-party service providers and our customers may be vulnerable to these attacks and unauthorized access. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. For example, set-top boxes may contain software "bugs" that can unexpectedly interfere with their operation. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers' existing networks, each of which has different specifications and utilize multiple protocol standards. Our products and services must interoperate with the other products and services within our customers' networks, as well as with future products and services that might be added to these networks, to meet our customers' requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end-users; and (vii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenue and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU. These regulations are subject to the political process and do change from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators, that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency. Our licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal. Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue. There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones. If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers. The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of a replacement spectrum. In addition, Congress and political bodies in other countries often consider legislation that could affect us and enact legislation that does affect us, and FCC proceedings to implement the Communications Act, as well as other regulatory proceedings in foreign countries, and the enforcement of their regulations is ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Our ability to sell our digital set-top boxes to certain operators depends on our ability to obtain licenses to use the conditional access systems utilized by these operators.

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

As a provider of telecommunications services in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenue from telecommunications services, to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenue forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its Universal Service Fund contribution and distribution rules. These changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the Universal Service Fund contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the Universal Service Fund distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

OTHER RISKS

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 50.2% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 80.8% of the total voting power. Mr. Ergen's beneficial ownership of us excludes 5,738,471 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 11.8% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 11.0% of our total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result of Mr. Ergen's voting power, we are a "controlled company" as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

  •
  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network and us. The executive officers and the members of our Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network's shareholders. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen. Furthermore, DISH Network will hold shares of preferred tracking stock of us and HSS that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network. Furthermore, Charles W. Ergen, our Chairman is employed by both DISH Network and us.

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

  •
  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. In addition, pursuant to a distribution agreement, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment's broadband internet service under the dishNET brand which could compete with sales by our Hughes segment. DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment. We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Except for the DISH Digital joint venture agreements that we entered into with DISH Network in 2012, which, subject to certain exceptions, limits DISH Network's and our ability to operate an IPTV service other than that operated by DISH Digital, we do not have any agreements with DISH Network that would prevent us from competing with each other. However, many of our potential customers have historically perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

  •
  a capital structure with multiple classes of common stock: a Class A that entitles the holders to one vote per share, a Class B that entitles the holders to ten votes per share, a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share and a non-voting Class D; and a class of preferred stock, the Hughes Retail Tracking Stock, that entitles the holders to one-tenth of one vote per share;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000. The following table sets forth certain information concerning our principal properties related to our EchoStar Technologies segment ("ET"), Hughes segment ("Hughes"), EchoStar Satellite Services segment ("ESS") and to our other operations and administrative functions ("Other"). We operate various facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location(3)(4)	Segment(s)	Leased/ Owned	Function
Foster City, California	ET	Leased	Engineering and data center
Superior, Colorado	ET	Leased	Engineering offices
Atlanta, Georgia	ET	Leased	Engineering offices
Atlanta, Georgia(1)	ET	Leased	Micro digital broadcast operations center
Jackson, Mississippi(1)	ET	Leased	Micro digital broadcast operations center
St. Louis, Missouri(1)	ET	Leased	Micro digital broadcast operations center
Bangalore, India	ET	Leased	Engineering office
Kharkov, Ukraine	ET	Leased	Engineering office
Steeton, England	ET	Owned	Engineering office
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Southfield, Michigan(1)	Hughes	Leased	Shared hub
Las Vegas, Nevada(1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Barueri, Brazil(1)	Hughes	Leased	Shared hub
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Griesheim, Germany(1)	Hughes	Leased	Shared hub, operations, administrative offices and warehouse
Gurgaon, India(1)(2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland(1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Gilbert, Arizona(1)	ET/ESS	Owned	Digital broadcast operations center
Kankakee, Illinois(1)	ET/ESS	Owned	Regional digital broadcast operations center
Monee, Illinois(1)	ET/ESS	Owned	Regional digital broadcast operations center
Orange, New Jersey(1)	ET/ESS	Owned	Regional digital broadcast operations center
New Braunfels, Texas(1)	ET/ESS	Owned	Regional digital broadcast operations center
Mustang Ridge, Texas(1)	ET/ESS	Owned	Micro digital broadcast operations center
Mt. Jackson, Virginia(1)	ET/ESS	Owned	Regional digital broadcast operations center
Winchester, Virginia(1)	ET/ESS	Owned	Regional digital broadcast operations center
Spokane, Washington(1)	ET/ESS	Owned	Regional digital broadcast operations center
Cheyenne, Wyoming(1)	ET/ESS	Owned	Digital broadcast operations center
Baker, Montana(1)	ESS	Leased	Spacecraft autotrack operations center
Black Hawk, South Dakota(1)	ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado	ET/ESS/Other	Owned	Corporate headquarters, engineering offices

(1)
We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.
(2)
These properties are used by subsidiaries that are less than wholly-owned by the Company.
(3)
We have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3 and EchoStar XVII satellites.
(4)
In addition to the above properties, we lease rack and roof top space in 210 designated market areas throughout the U.S. as well as San Juan, Puerto Rico to collect and broadcast local channels that are used by the ET segment.

Item 3.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology ("Caltech") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710, 7,421,032, 7,916,781, and 8,284,833, each of which is entitled "Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes." Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes, each of the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. ("CRFD") filed a complaint against EchoStar Corporation and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the "233 patent"). The 233 patent is entitled "System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System," and relates to transferring an ongoing software session from one device to another. CRFD alleges that certain of our set-top boxes infringe the 233 patent. On the same day, CRFD filed patent infringement complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc. CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC ("E-Contact") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled "Personal Computer Diary." E-Contact appeared to assert that some portion of HughesNet email services infringed that patent. On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact's patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.). On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact's claims against us, and the matter is now concluded.

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. ("ABC"), CBS Corporation ("CBS"), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, "Fox") and NBCUniversal Media, LLC ("NBC"). The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant's copyright, or breaching any defendant's retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in the Hopper™ set-top boxes we design and sell to DISH Network. A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days. A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show's original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, "DISH") in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH's use of Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

As a result of certain parties' competing counterclaims and venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues: (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs' motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime

Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion. The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs' motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features. On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014. On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement. We and our subsidiary answered on September 18, 2012. On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012. Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement. On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime Anytime and AutoHop features. On September 18, 2013, the New York court denied that motion. The ABC plaintiffs appealed, and oral argument on the appeal began on February 20, 2014 before the United States Court of Appeals for the Second Circuit. In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH. A hearing on that motion was held on April 19, 2013, the Fox plaintiffs' motion was denied on September 23, 2013, and the Fox plaintiffs filed a notice of appeal on October 22, 2013. The Fox claims are set for trial on January 13, 2015, and the ABC and CBS claims are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, "Harbinger"), a shareholder of LightSquared Inc., filed an adversary proceeding against EchoStar Corporation, DISH Network Corporation, L-Band Acquisition, LLC ("LBAC"), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC ("SPSO") (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC). Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO. Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than EchoStar Corporation, DISH Network Corporation and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger's complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention. On November 15, 2013, LightSquared filed its complaint, which included various claims against EchoStar Corporation, DISH Network Corporation, Mr. Ergen and SPSO. On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO. On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger. The surviving claims include, among others, LightSquared's claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared's tortious interference claim against EchoStar Corporation, DISH Network Corporation and Mr. Ergen; and Harbinger's claim against SPSO for equitable disallowance. These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014. The parties are in the process of post-trial briefing and a hearing for closing arguments has been set for March 12, 2014.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. ("Nazomi") filed suit against Sling Media, Inc. ("Sling"), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the "362 patent") and United States Patent No. 7,225,436 (the "436 patent"). The 362 patent and the 436 patent relate to Java hardware acceleration. On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling's motion for summary judgment of non-infringement. On January 10, 2014, the United States Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC ("NAT") filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the "710 patent"), which is entitled "System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links." NAT re-filed its case on July 19, 2013. NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. ("PMC") filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants. On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, "Gemstar") as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar's license to the patents in suit, under which DISH Network and we are sub licensees. A new trial date has not yet been set.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC ("Premier International Associates") filed suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its indirect wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the "725 patent"), which is entitled "List Building System." The 725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On March 27, 2013, Premier International Associates dismissed the action against us and the DISH Network defendants with prejudice, pursuant to a settlement under which we and the DISH Network defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed suit (the "Jacobi Litigation") against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada. The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants' fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees' Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit (the "Chester County Litigation") against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado. The complaint similarly alleges that the March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants' fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC ("TDL") filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC ("TQP") filed suit against our indirectly wholly-owned subsidiary, Sling Media, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled "Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys." On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent. TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information.    Our Class A common stock is quoted on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SATS." The high and low closing sale prices of our Class A common stock during 2013 and 2012 on Nasdaq (as reported by Nasdaq) are set forth below.

2013	High	Low
First Quarter	$39.99	$32.55
Second Quarter	$40.98	$36.92
Third Quarter	$45.50	$37.22
Fourth Quarter	$51.60	$44.17

2012	High	Low
First Quarter	$32.18	$20.94
Second Quarter	$29.52	$25.30
Third Quarter	$30.35	$25.65
Fourth Quarter	$34.86	$28.40

Holders.    As of February 13, 2014, there were approximately 10,311 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 13, 2014, 41,948,568 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 5,738,471 were held in a trust for members of Mr. Ergen's family. There is currently no established trading market for our Class B common stock.

Dividends.    We have not paid any cash dividends on our common stock in the past two years. We currently do not intend to declare dividends on our common stock. Payment of any future dividends will depend upon our earnings, capital requirements, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time. See further discussion under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.    See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2014. For the years ended December 31, 2013, 2012 and 2011, we did not repurchase any common stock under this plan.

Item 6.    SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2013 have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") included in our Consolidated

Financial Statements in Item 15 of this report. Certain prior period amounts have been reclassified to conform to the current period presentation.

On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries ("the Hughes Acquisition"). As a result, Hughes became a new segment and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition. Therefore, our financial position as of December 31, 2013, 2012, and 2011 is not comparable to our financial position as of December 31, 2010 and 2009, and our results of operations for the years ended December 31, 2013 and 2012 are not comparable to our results of operations for the years ended December 31, 2011, 2010 and 2009. See Note 15 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion of the Hughes Acquisition.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data:	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenue	$3,282,452	$3,121,704	$2,761,431	$2,350,369	$1,903,559
Total costs and expenses	3,178,865	3,021,818	2,680,593	2,208,044	1,898,667

Operating income	$103,587	$99,886	$80,838	$142,325	$4,892

Net income attributable to EchoStar	$2,525	$211,048	$3,639	$204,358	$364,704

Basic and diluted net income attributable to EchoStar	$2,525	$211,048	$3,639	$204,358	$364,704
Basic weighted-average common shares outstanding	89,405	87,150	86,223	85,084	85,765
Diluted weighted-average common shares outstanding	90,952	87,959	87,089	85,203	86,059
Basic net income per share attributable to EchoStar	$0.03	$2.42	$0.04	$2.40	$4.25
Diluted net income per share attributable to EchoStar	$0.03	$2.40	$0.04	$2.40	$4.24

	As of December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,620,652	$1,547,565	$1,696,442	$1,130,900	$829,162
Total assets	$6,701,963	$6,600,233	$6,543,737	$3,842,020	$3,468,068
Total debt and capital lease obligations	$2,422,388	$2,488,499	$2,528,654	$406,570	$439,399
Total stockholders' equity	$3,226,231	$3,150,227	$3,051,626	$3,013,190	$2,664,850

	For the Years Ended December 31,
Cash Flow Data:	2013	2012	2011	2010	2009
	(In thousands)
Net cash flows from:
Operating activities	$450,507	$505,149	$447,018	$404,015	$196,276
Investing activities	$(570,289)	$(346,781)	$(1,888,045)	$(238,558)	$(114,278)
Financing activities	$18,326	$(43,976)	$1,913,547	$(46,973)	$(83,135)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report. This management's discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations, and contains forward-looking statements that involve risks, uncertainties and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results may differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption Item 1A. Risk Factors in this Annual Report on Form 10-K. Any forward-looking statements contained in this report speak only as of the date of this report and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar Corporation (together with its subsidiaries is referred to as "EchoStar," the "Company," "we," "us" and/or "our") is a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We currently operate in three business segments: the EchoStar Technologies segment, the Hughes segment, and the EchoStar Satellite Services segment.

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries ("DISH Network"), but we also sell digital set-top boxes to Bell TV in Canada, Dish Mexico, S. de R.L. de C.V. ("Dish Mexico") in Mexico and other international customers. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online. Sling Media "placeshifting" technology can be used by a consumer, at his or her option, to watch and control their home digital video and audio content via a broadband internet connection.

We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment. Therefore, the results of operations of our EchoStar Technologies segment are, and will be closely linked to the performance of DISH Network's pay-TV service. In January 2012, we entered into a receiver agreement with DISH Network (the "2012 Receiver Agreement"), expiring on December 31, 2014, pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories and other equipment from us either: (i) at cost (decreasing as we reduce cost and increasing as our costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase. Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions. In addition, our equipment revenue from DISH

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth plans.

While we also expect to sell equipment to other customers, the number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network. We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including joint ventures. Thus, our efforts in expanding our digital set-top box business are focused on international markets and we are not actively seeking set-top box opportunities with United States ("U.S.") cable operators. Over the years, we have noticed an increase in new market entrants that offer low cost set-top boxes, including set-top boxes that are modeled after our products or products of our principal competitors. The entry of these new competitors may result in pricing pressure in international markets that we hope to enter. If market prices in international markets are substantially reduced by such new entrants, it may be difficult for us to make profitable sales in international markets. As a result, our ability to generate revenue and income growth in future periods depends greatly on our success in entering the international markets.

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products, including internet delivery of video content, whole-home high definition digital video recorder ("HD DVR") receivers and MPEG-4 digital compression technology, to our customers. Products containing new technologies and features typically have higher initial selling prices and volumes. These volumes decline over time as DISH Network's demand is reduced due to its use of refurbished equipment. Our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors. The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the digital set-top boxes and other equipment that best meet our customers' current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, and our ability to respond to customer requirements and to differentiate ourselves from other equipment suppliers on bases other than pricing. Our ability to sustain or increase profitability will also depend in large part on our ability to control or reduce our costs of producing digital set-top boxes. The market for our digital set-top boxes, like other electronic products, has been characterized by regular reductions in selling prices and production costs. Therefore, we will likely be required to reduce production costs to maintain the margins we earn on digital set-top boxes and the profitability of our EchoStar Technologies segment. However, our ability to reduce production costs may be limited by, among other things, economic conditions and a shortage of available parts and may lead to inflated pricing. If we do not compete effectively, demand for our products could decline, our gross margins could decrease, we could lose market share, our revenue and earnings may decline and our growth prospects could be diminished.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. The Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband internet access to North American consumers, which we refer to as the consumer market, and broadband network services and equipment to domestic and international enterprise markets. Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems. We incorporate advances in technology to reduce costs and to increase the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services.

Beginning in October 2012, we introduced HughesNet Gen4 broadband internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. Subsequently, in the fourth quarter of 2012, we enhanced our SPACEWAY 3 satellite platform to provide Gen4 services in regions of the U.S. that EchoStar XVII does not provide service. In October 2012, we entered into a distribution agreement (the "Distribution Agreement") with dishNET Satellite Broadband L.L.C ("dishNET"), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service"). See Note 19 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

As of December 31, 2013 and 2012, our Hughes segment had approximately 860,000 and 636,000 broadband subscribers, respectively of which, 635,000 and 588,000 were residential retail subscribers, respectively. These broadband subscribers include customers that subscribe to HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2013 and 2012, our Hughes segment had approximately $1.15 billion and $1.06 billion, respectively, of contracted revenue backlog. We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $383.1 million of revenue in 2014.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment's satellite networks. Accordingly, we may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, Inc. In addition, we focus on expanding our enterprise business, both domestically and internationally. However, the growth of the enterprise business relies heavily on global economic conditions.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network's pay-TV service as well as changes in DISH Network's satellite capacity requirements. In January 2013, we began to lease EchoStar XVI to DISH Network for the delivery of direct-to-home ("DTH") broadcast services to DISH Network customers in the U.S. Any termination or reduction in the services we

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment. As of December 31, 2013 and 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.14 billion and $1.44 billion, respectively. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $242.5 million of revenue in 2014.

While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

Our ability to expand revenue in the EchoStar Satellite Services segment will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers. As a result, to grow our EchoStar Satellite Services segment we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers. However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally. We believe that investments in these types of opportunities may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers. With our extensive experience in designing, developing, and distributing digital set-top boxes and broadband related products, we can leverage the broader adoption of advanced technologies to create opportunities for us. We believe that DTH and satellite broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure, and we intend to continue to seek new investments and customer relationships with international DTH service and satellite broadband service providers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location ("Brazilian Authorization") from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. In September 2013, we announced that we were in discussions with GVT, a subsidiary of Vivendi S.A., to form a joint venture to provide pay-TV services in Brazil with the objective to offer a national service using IPTV and satellite distribution. In December 2013, we ceased our discussions with GVT, but we remain committed to delivering a unique pay-TV service to Brazil via a high-powered Broadcast Satellite Service ("BSS") satellite.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual EU Member States to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. We believe we are well-positioned to commercialize this license due to our access to the TerreStar-2

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

S-band satellite as well as the mobile satellite systems technology expertise of our Hughes segment. In December 2013, we amended the T2 Development Agreement with DISH Network to provide for the ability to purchase the TerreStar-2 satellite, which is designed to provide mobile services using S-band frequencies. Through the acquisition of Solaris Mobile and the S-band spectrum and our expertise in developing mobile satellite infrastructures, we expect to accelerate advanced mobile services throughout the EU.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" primarily includes sales of digital set-top boxes and related components, including Slingboxes and related hardware products, and sales of satellite broadband equipment and related equipment, primarily related to the Hughes service, to DISH Network.

Equipment revenue—other.    "Equipment revenue—other" primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingboxes and related hardware products, and sales of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to DISH Network. Beginning in October 2012, "Services and other revenue—DISH Network" also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue—other.    "Services and other revenue—other" primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. "Services and other revenue—other" also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Cost of sales—equipment.    "Cost of sales—equipment" principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingboxes and related hardware products. "Cost of sales—equipment" also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

Cost of sales—services and other.    "Cost of sales—services and other" primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. "Cost of sales—services and other" also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, product support and development of applications for set-top boxes, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Research and development expenses.    "Research and development expenses" primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" primarily includes selling and marketing costs and employee-related costs associated with administrative services

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

(e.g., information systems, human resources and other services), including stock-based compensation expense. It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

Impairment of long-lived assets.    "Impairment of long-lived assets" includes our impairment losses related to our property and equipment, goodwill and intangible assets.

Interest income.    "Interest income" primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" primarily includes interest expense associated with our long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Realized gains on marketable investment securities and other investments, net.    "Realized gains on marketable investment securities and other investments, net" primarily includes gains, net of any losses, on the sale or exchange of investments.

Gains on investments accounted for at fair value, net.    "Gains on investments accounted for at fair value, net" includes realized and unrealized gains and losses from changes in fair value of certain strategic investments accounted for at fair value.

Equity in earnings (losses) of unconsolidated affiliates, net.    "Equity in earnings (losses) of unconsolidated affiliates, net" includes earnings or losses from our investments accounted for under the equity method.

Other, net.    "Other, net" primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization ("EBITDA").    EBITDA is defined as "Net income attributable to EchoStar" excluding "Interest expense, net of amounts capitalized," "Interest income," "Income tax benefit (provision), net" and "Depreciation and amortization." EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to "Net income attributable to EchoStar" in our discussion of "Results of Operations" below. EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.    Subscribers include customers that subscribe to our Hughes segment's HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Years Ended December 31,		Variance
Statements of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue—DISH Network	$1,311,446	$1,028,588	$282,858	27.5
Equipment revenue—other	347,910	621,495	(273,585)	(44.0)
Services and other revenue—DISH Network	620,189	515,176	105,013	20.4
Services and other revenue—other	1,002,907	956,445	46,462	4.9

Total revenue	3,282,452	3,121,704	160,748	5.1

Costs and Expenses:
Cost of sales—equipment	1,430,777	1,397,512	33,265	2.4
% of Total equipment revenue	86.2%	84.7%
Cost of sales—services and other	776,121	691,922	84,199	12.2
% of Total services and other revenue	47.8%	47.0%
Selling, general and administrative
expenses (including DISH Network)	358,499	372,644	(14,145)	(3.8)
% of Total revenue	10.9%	11.9%
Research and development expenses	67,942	69,649	(1,707)	(2.5)
% of Total revenue	2.1%	2.2%
Depreciation and amortization	507,111	457,326	49,785	10.9
Impairment of long-lived assets	38,415	32,765	5,650	17.2

Total costs and expenses	3,178,865	3,021,818	157,047	5.2

Operating income	103,587	99,886	3,701	3.7

Other Income (Expense):
Interest income	14,656	11,176	3,480	31.1
Interest expense, net of amounts capitalized	(192,554)	(153,029)	(39,525)	25.8
Realized gains on marketable investment securities and other investments, net	38,341	177,558	(139,217)	(78.4)
Equity in losses of unconsolidated affiliates, net	(5,024)	(438)	(4,586)	*
Other, net	6,958	59,531	(52,573)	(88.3)

Total other income (expense), net	(137,623)	94,798	(232,421)	*

Income (loss) before income taxes	(34,036)	194,684	(228,720)	*
Income tax benefit, net	37,437	16,329	21,108	*

Net income	3,401	211,013	(207,612)	(98.4)
Less: Net income (loss) attributable to noncontrolling interests	876	(35)	911	*

Net income attributable to EchoStar	$2,525	$211,048	$(208,523)	(98.8)

Other Data:
EBITDA	$650,097	$793,898	$(143,801)	(18.1)

Subscribers, end of period	860,000	636,000	224,000	35.2

*
Percentage is not meaningful.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $1.31 billion for the year ended December 31, 2013, an increase of $282.9 million or 27.5%, compared to the same period in 2012.

  Equipment revenue—DISH Network from our EchoStar Technologies segment for the year ended December 31, 2013 increased by $237.5 million, or 23.6%, to $1.24 billion compared to the same period in 2012. The increase in revenue for the year ended December 31, 2013 was primarily due to an increase of 44.7% in unit sales of set-top boxes, offset partially by a 9.2% decrease in the weighted average price of set-top boxes. Additionally, unit sales of related accessories and the weighted average price of related accessories increased 5.8% and 4.5%, respectively. Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers' current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which decline over time as a result of manufacturing efficiencies.

  Equipment revenue—DISH Network from our Hughes segment for the year ended December 31, 2013 increased by $45.4 million to $69.1 million compared to the same period in 2012. The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012 such that a full year of revenue has been included in the 2013 period.

Equipment revenue—other.    "Equipment revenue—other" totaled $347.9 million for the year ended December 31, 2013, a decrease of $273.6 million or 44.0%, compared to the same period in 2012.

  Equipment revenue—other from our EchoStar Technologies segment for the year ended December 31, 2013 decreased by $212.8 million, or 58.2%, to $153.1 million compared to the same period in 2012. The decrease was primarily attributable to a 54.7% decrease in unit sales and a 20.6% decrease in the weighted average price of set-top boxes sold to Bell TV and our other international customers. Additionally, unit sales and the weighted average price of related accessories sold to Bell TV and our other international customers decreased 16.1% and 38.8%, respectively, for the year ended December 31, 2013 compared to the same period in 2012. The sales to Bell TV and other international customers may remain at the current levels in the near term, due to customer utilization of refurbished set-top boxes and lower overall demand in the respective markets that we sell these products.

  Equipment revenue—other from our Hughes segment for the year ended December 31, 2013 decreased by $61.5 million, or 24.0%, to $194.7 million compared to the same period in 2012. The decrease was mainly due to a decrease in sales of mobile satellite systems equipment of $30.4 million and international broadband equipment of $29.5 million.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" totaled $620.2 million for the year ended December 31, 2013, an increase of $105.0 million or 20.4%, compared to the same period in 2012.

  Services and other revenue—DISH Network from our EchoStar Technologies segment for the year ended December 31, 2013 increased by $31.5 million, or 11.6%, to $303.7 million compared to the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

  same period in 2012. The increase was primarily due to an increase of $15.3 million in revenue earned from the sales of satellite uplink/downlink services and $16.9 million related to product support and development of applications for set-top boxes.

  Services and other revenue—DISH Network from our Hughes segment for the year ended December 31, 2013 increased by $34.5 million to $44.8 million compared to the same period in 2012. The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

  Services and other revenue—DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2013 increased by $45.9 million, or 22.8%, to $247.2 million compared to the same period in 2012. The increase was mainly due to a $99.2 million increase in revenue related to the lease of capacity on the EchoStar XVI satellite which began in January 2013 and services provided on the lease of transponders of the Quetzsat-1 satellite to DISH Network beginning in February 2013. This increase was partially offset by a $43.7 million decrease relating to the expiration of our satellite capacity lease agreement for the EchoStar VI satellite, a $5.1 million decrease relating to the renewal of our satellite capacity agreement for the EchoStar VIII satellite, and a $5.3 million decrease in revenue related to DISH Network's use of our right to the 61.5 degree west longitude orbital location.

Services and other revenue—other.    "Services and other revenue—other" totaled $1.00 billion for the year ended December 31, 2013, an increase of $46.5 million or 4.9%, compared to the same period in 2012.

  Services and other revenue—other from our Hughes segment for the year ended December 31, 2013 increased by $41.1 million, or 4.7%, to $909.6 million compared to the same period in 2012. The increase was primarily due to an increase in sales of broadband services in our enterprise and consumer markets.

  Services and other revenue—other from our EchoStar Satellite Services segment for the year ended December 31, 2013 increased by $6.4 million, or 8.3%, to $82.9 million compared to the same period in 2012. The increase was mainly due to an increase of $6.4 million in sales of transponder services.

Cost of sales—equipment.    "Cost of sales—equipment" totaled $1.43 billion for the year ended December 31, 2013, an increase of $33.3 million, or 2.4%, compared to the same period in 2012.

  Cost of sales—equipment from our EchoStar Technologies segment for the year ended December 31, 2013 increased by $28.8 million, or 2.5%, to $1.19 billion compared to the same period in 2012. The increase was attributable to an increase in equipment costs of $199.3 million, related directly to the increase in sales of set-top boxes and related accessories to DISH Network. The increase was partially offset by a decrease in cost of sales of $168.9 million, primarily related to a decrease in sales of set-top boxes and related accessories to our international customers.

  Cost of sales—equipment from our Hughes segment for the year ended December 31, 2013 increased by $4.4 million, or 1.9%, to $237.1 million compared to the same period in 2012. The increase was primarily attributable to an increase in the cost of broadband equipment sold to our wholesale customers of $35.7 million. The increase was primarily offset by a decrease in cost of sales of $17.2 million, due to the decrease in cost of sales of mobile satellite systems equipment and a decrease of $14.3 million in cost of sales related to international broadband equipment.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Cost of sales—services and other.    "Cost of sales—services and other" totaled $776.1 million for the year ended December 31, 2013, an increase of $84.2 million, or 12.2%, compared to the same period in 2012.

  Cost of sales—services and other from our EchoStar Technologies segment for the year ended December 31, 2013 increased by $31.0 million, or 16.4%, to $219.7 million compared to the same period in 2012. The increase was primarily attributable to a $22.8 million increase in engineering services costs provided in 2013 compared to 2012 and a $4.2 million increase in uplink/downlink costs.

  Cost of sales—services and other from our Hughes segment for the year ended December 31, 2013 increased by $28.4 million, or 6.7%, to $450.3 million compared to the same period in 2012. The increase includes a $23.9 million increase in cost of sales related to an increase in sales of broadband services in our consumer and enterprise markets and a $4.4 million increase in cost of sales primarily related to the Distribution Agreement we entered into with dishNET in October 2012.

  Cost of sales—services and other from our EchoStar Satellite Services segment for the year ended December 31, 2013 decreased by $4.0 million, or 6.5%, to $56.9 million compared to the same period in 2012. The decrease was primarily attributable to an $8.4 million decrease in lease expense due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by a $4.4 million increase in cost of sales related to the increase in transponder revenue in 2013.

  Cost of sales—services and other related to our other operations and business development activities for the year ended December 31, 2013 increased $28.8 million compared to the same period in 2012. The increase was primarily due to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $358.5 million for the year ended December 31, 2013, a decrease of $14.1 million or 3.8%, compared to the same period in 2012. The decrease was mainly due to a $21.6 million decrease in general and administrative expenses as a result of an increase in services billed to DISH Network, a $11.5 million decrease in other general and administrative expenses, a $3.9 million decrease in professional services, and a $3.8 million decrease in professional services provided to us by DISH Network pursuant to our related party agreements. These decreases in general and administrative expenses were partially offset by higher marketing and advertising expenses of $21.8 million incurred primarily by our Hughes segment and an increase of $4.8 million in personnel and other employee-related expenses.

Depreciation and amortization.    "Depreciation and amortization" expense totaled $507.1 million for the year ended December 31, 2013, an increase of $49.8 million or 10.9%, compared to the same period in 2012. The increase was primarily related to an increase in depreciation of $25.3 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, an increase of $24.4 million in depreciation from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013, and a $17.4 million increase in depreciation associated with customer rental equipment. These increases in depreciation were partially offset by a decrease in depreciation of $13.5 million on EchoStar VI, which was fully depreciated in August 2012, and a decrease in depreciation of $5.7 million on EchoStar XII due to the impairment of the satellite's carrying amount in the second quarter of 2013.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Impairment of long-lived assets.    "Impairment of long-lived assets" totaled $38.4 million for the year ended December 31, 2013, an increase of $5.7 million or 17.2%, compared to the same period in 2012. Impairment losses in 2013 consisted of a $34.7 million impairment of our EchoStar XII satellite and a $3.8 million impairment of goodwill of our EchoStar Technologies segment. Impairment losses in 2012 consisted of a $22.0 million impairment of certain contract rights of our Hughes segment, a $6.6 million impairment of goodwill of our EchoStar Technologies segment, and a $4.2 million impairment of certain regulatory authorizations.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $192.6 million for the year ended December 31, 2013, an increase of $39.5 million or 25.8%, compared to the same period in 2012. The increase was mainly due to a $45.1 million decrease in capitalized interest associated with the EchoStar XVII and EchoStar XVI satellites which were placed into service in October 2012 and January 2013, respectively, partially offset by the capitalization of interest expense of $4.0 million primarily related to the construction of the EchoStar XIX and the TerreStar-2 satellites in 2013.

Equity in losses of unconsolidated affiliates, net.    "Equity in losses of unconsolidated affiliates, net" was $5.0 million for the year ended December 31, 2013, a $4.6 million increase compared to the same period in 2012. The increase was primarily attributable to a $6.3 million increase in our one-third share of losses incurred by DISH Digital Holding, L.L.C., which commenced operations in July 2012.

Realized gains on marketable investment securities and other investments, net.    "Realized gains on marketable investment securities and other investments, net" totaled $38.3 million for the year ended December 31, 2013, a decrease of $139.2 million or 78.4%, compared to the same period in 2012. The decrease was mainly related to a decrease in gains of $136.4 million recognized on the sale of certain strategic investments in public companies in 2012.

Other, net.    "Other, net" totaled $7.0 million for the year ended December 31, 2013, a decrease of $52.6 million, or 88.3%, compared to the same period in 2012. The decrease was primarily related to a non-recurring dividend of $46.0 million received from a strategic investment in 2012 and a $5.9 million decrease in gains arising from reductions of the capital lease obligation for the AMC-16 satellite as a result of a partial loss of satellite capacity.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $650.1 million for the year ended December 31, 2013, a decrease of $143.8 million, or 18.1%, compared to the same period in 2012. The decrease was primarily due to a decrease in gains of $139.2 million recognized from the sale of certain strategic investments in several public companies in 2012, a non-recurring dividend of $46.0 million received from a strategic investment in 2012, a decrease in gains of $5.9 million arising from reductions of the capital lease obligation for the AMC-16 satellite in 2012, and a decrease of $4.6 million in equity in earnings of unconsolidated affiliates. These decreases were partially offset by a

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

$53.5 million increase in operating income, exclusive of depreciation and amortization. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$650,097	$793,898	$(143,801)	(18.1)
Interest income and expense, net	(177,898)	(141,853)	(36,045)	25.4
Income tax benefit, net	37,437	16,329	21,108	*
Depreciation and amortization	(507,111)	(457,326)	(49,785)	10.9

Net income attributable to EchoStar	$2,525	$211,048	$(208,523)	(98.8)

*
Percentage is not meaningful.

Income tax benefit, net.    Income tax benefit totaled $37.4 million for the year ended December 31, 2013, an increase of $21.1 million, compared to the same period in 2012. Our effective income tax rate was 110.0% for the year ended December 31, 2013 compared to (8.4%) for the same period in 2012. The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the release of the valuation allowance associated with capital loss carryforwards in conjunction with the sale of certain of our capital investments, current year research and experimentation credits, and the reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013. For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the release of the valuation allowance associated with the sale of certain capital investments. In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

Net income attributable to EchoStar.    Net income attributable to EchoStar was $2.5 million for the year ended December 31, 2013, a decrease of $208.5 million, or 98.8%, compared to the same period in 2012. The change was primarily due to a decrease in gains of $139.2 million recognized from the sale of marketable investment securities and other investments in 2012, a gain recognized in 2012 associated with a non-recurring dividend of $46.0 million received from a strategic investment that was not received in 2013, a decrease in capitalized interest of $45.1 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively, and a decrease in other income of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite when compared to the same period in 2012. These reductions were offset partially by an increase of $21.1 million in income tax benefit, the capitalization of interest expense of $4.0 million primarily related to the construction of the EchoStar XIX and the TerreStar-2 satellites in 2013, and an increase in operating income of $3.7 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

For the Year Ended December 31, 2013	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
Total revenue	$1,715,991	$1,218,126	$330,177	$18,158	$3,282,452
Capital expenditures	$56,935	$186,561	$12,700	$135,677	$391,873
EBITDA	$136,057	$281,513	$235,993	$(3,466)	$650,097
For the Year Ended December 31, 2012
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
Capital expenditures	$69,809	$292,222	$118,998	$31,976	$513,005
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$1,715,991	$1,660,029	$55,962	3.4
Capital expenditures	$56,935	$69,809	$(12,874)	(18.4)
EBITDA	$136,057	$110,933	$25,124	22.6

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2013 increased by $56.0 million, or 3.4%, compared to the same period in 2012, primarily as a result of a $269.0 million increase in both equipment and service revenue provided to DISH Network, offset partially by a $213.1 million decrease in other equipment and service revenue primarily due to a decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2013 decreased by $12.9 million, or 18.4%, compared to the same period in 2012, primarily due to lower capital requirements related to our digital broadcast center and network operations.

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2013 was $136.1 million, an increase of $25.1 million, or 22.6%, compared to the same period in 2012. The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a $27.3 million increase in operating income offset partially by a decrease of $1.7 million in gains on the sale of investments compared to the same period in 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Hughes Segment

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$1,218,126	$1,158,714	$59,412	5.1
Capital expenditures	$186,561	$292,222	$(105,661)	(36.2)
EBITDA	$281,513	$265,756	$15,757	5.9

Revenue

Hughes segment total revenue for the year ended December 31, 2013 increased by $59.4 million, or 5.1%, compared to the same period in 2012. This increase was primarily due to an increase in both service and hardware revenue from DISH Network of $34.5 million and $45.4 million, respectively. This increase in revenue from DISH Network was primarily a result of an increase in sales of broadband equipment and services pursuant to the Distribution Agreement we entered into with dishNET in October 2012. Also contributing to the increase in our Hughes segment revenue was an increase of $41.1 million of other service revenue related to an increase in sales of broadband services. These increases were offset partially by a decrease of $61.5 million in equipment revenue as a result of a decrease in sales of mobile satellite systems equipment and international broadband equipment.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2013 decreased by $105.7 million, or 36.2%, compared to the same period in 2012, primarily due to a decrease in satellite expenditures related to EchoStar XVII, which was launched in July 2012.

EBITDA

EBITDA for our Hughes segment for the year ended December 31, 2013 was $281.5 million, an increase of $15.8 million, or 5.9%, compared to the same period in 2012. The increase was due primarily to a $22.0 million impairment loss in 2012 on certain contract rights associated with the Hughes Acquisition that did not occur in 2013 and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013. These increases were offset partially by a decrease in gains on marketable investment securities of $10.5 million compared to the same period in 2012.

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$330,177	$277,985	$52,192	18.8
Capital expenditures	$12,700	$118,998	$(106,298)	(89.3)
EBITDA	$235,993	$212,549	$23,444	11.0

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2013 increased by $52.2 million, or 18.8%, compared to the same period in 2012, primarily due to an increase in sales of transponder services to DISH Network.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2013 decreased by $106.3 million, or 89.3%, compared to the same period in 2012, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2013 was $236.0 million, an increase of $23.4 million, or 11.0%, compared to the same period in 2012. The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $64.1 million increase in operating income excluding depreciation and amortization and impairment losses primarily related to an increase in the sales of transponder services provided in 2013 compared to 2012 and a decrease in cost of sales related to the termination of our satellite lease contract with DISH Network on EchoStar I, which was effective in July 2012. The increase in operating income was partially offset by the impairment loss of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite when compared to the same period in 2012.

All Other and Eliminations

All Other and Eliminations accounts for certain items and activities in our Consolidated Financial Statements that have not been assigned to our operating segments. These include real estate and other activities, costs incurred in satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury activities, including income from our investment portfolio and interest expense on our debt.

Capital Expenditures

For the year ended December 31, 2013 capital expenditures increased by $103.7 million compared to the same period in 2012, primarily related to the increase in satellite expenditures on the EchoStar XIX satellite of $100.8 million and the TerreStar-2 satellite of $13.9 million. The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2 satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the EU.

EBITDA

All Other and Eliminations EBITDA for the year ended December 31, 2013 was a loss of $3.5 million, compared to income of $204.7 million for the same period in 2012. The $208.1 million decrease in EBITDA was primarily due to a decrease in gains of $126.1 million recognized from the sale of marketable investment securities and other investments in 2012 and non-recurring dividends of $46.0 million received from a strategic investment in 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our results of operations for the year ended December 31, 2011 does not include the operations of Hughes Communications prior to June 8, 2011, the date the Hughes Acquisition was completed. Therefore, our results of operations for the year ended December 31, 2012 are not comparable to our results of operations for the year ended December 31, 2011.

	For the Years Ended December 31,		Variance
Statements of Operations Data	2012	2011	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue—DISH Network	$1,028,588	$1,158,293	$(129,705)	(11.2)
Equipment revenue—other	621,495	513,504	107,991	21.0
Services and other revenue—DISH Network	515,176	496,636	18,540	3.7
Services and other revenue—other	956,445	592,998	363,447	61.3

Total revenue	3,121,704	2,761,431	360,273	13.0

Costs and Expenses:
Cost of sales—equipment	1,397,512	1,414,791	(17,279)	(1.2)
% of Total equipment revenue	84.7%	84.6%
Cost of sales—services and other	691,922	492,702	199,220	40.4
% of Total services and other revenue	47.0%	45.2%
Selling, general and administrative
expenses (including DISH Network)	372,644	303,276	69,368	22.9
% of Total revenue	11.9%	11.0%
Research and development expenses	69,649	50,966	18,683	36.7
% of Total revenue	2.2%	1.8%
Depreciation and amortization	457,326	385,894	71,432	18.5
Impairment of long-lived assets	32,765	32,964	(199)	(0.6)

Total costs and expenses	3,021,818	2,680,593	341,225	12.7

Operating income	99,886	80,838	19,048	23.6

Other Income (Expense):
Interest income	11,176	10,821	355	3.3
Interest expense, net of amounts capitalized	(153,029)	(82,593)	(70,436)	85.3
Realized gains on marketable investment securities and other investments, net	177,558	13,666	163,892	*
Gains on investments accounted for at fair value, net	—	15,871	(15,871)	(100.0)
Equity in earnings (losses) of unconsolidated affiliates, net	(438)	11,860	(12,298)	*
Other, net	59,531	(24,688)	84,219	*

Total other income (expense), net	94,798	(55,063)	149,861	*

Income before income taxes	194,684	25,775	168,909	*
Income tax benefit (provision), net	16,329	(21,501)	37,830	*

Net income	211,013	4,274	206,739	*
Less: Net income (loss) attributable to noncontrolling interests	(35)	635	(670)	*

Net income attributable to EchoStar	$211,048	$3,639	$207,409	*

Other Data:
EBITDA	$793,898	$482,806	$311,092	64.4

Subscribers, end of period(1)	636,000	602,000	34,000	5.6

*
Percentage is not meaningful.

(1)
Excludes approximately 23,000 and 24,000 subscribers as of December 31, 2012 and 2011, respectively, receiving services through third parties who have capacity arrangements with us previously reported in our subscriber totals.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $1.03 billion for the year ended December 31, 2012, a decrease of $129.7 million or 11.2% compared to the same period in 2011.

  Equipment revenue—DISH Network from our EchoStar Technologies segment for the year ended December 31, 2012 decreased by $152.9 million, or 13.2%, to $1.01 billion compared to the same period in 2011. Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet our customers' current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition products containing new technologies and features typically have higher initial prices, which reduce over time as demand decreases or as DISH Network's demand for new or refurbished units changes. The decrease in our equipment revenue from DISH Network was primarily due to a 22.0% decrease in the weighted average price of set-top boxes, offset partially by a 6.0% increase in unit sales of set-top boxes. Additionally, unit sales of related accessories increased 134.7%, offset partially by a 60.7% decrease in weighted average price of related accessories.

  Equipment revenue—DISH Network from our Hughes segment for the year ended December 31, 2012 increased by $23.2 million to $23.8 million compared to the same period in 2011. The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Equipment revenue—other.    "Equipment revenue—other" totaled $621.5 million for the year ended December 31, 2012, an increase of $108.0 million or 21.0% compared to the same period in 2011.

  Equipment revenue—other from our EchoStar Technologies segment for the year ended December 31, 2012 increased by $13.7 million, or 3.9%, to $365.9 million compared to the same period in 2011. The increase was primarily due to an increase in sales of $16.2 million of set-top boxes and related accessories sold to our international customers, which was partially offset by the decrease in sales of $2.6 million of Sling boxes.

  Equipment revenue—other from our Hughes segment for the year ended December 31, 2012 increased by $95.3 million, or 59.2%, to $256.2 million compared to the same period in 2011. The increase was due to a partial-year revenue earned in 2011 compared to a full-year of revenue earned 2012 as the Hughes Acquisition was not completed until June 2011.

Services and other revenue—other.    "Services and other revenue—other" totaled $956.4 million for the year ended December 31, 2012, an increase of $363.4 million or 61.3% compared to the same period in 2011.

  Services and other revenue—other from our Hughes segment for the year ended December 31, 2012 increased by $355.1 million, or 69.2%, to $868.5 million compared to the same period in 2011. The increase was due to partial-year revenue earned in 2011 compared to a full-year of revenue earned 2012 as the Hughes Acquisition was not completed until June 2011.

  Services and other revenue—other from our EchoStar Satellite Services segment for the year ended December 31, 2012 increased by $14.5 million, or 23.3%, to $76.5 million compared to the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

  same period in 2011. The increase was mainly due to higher transponder services of $11.1 million provided in 2012 compared to 2011.

Cost of sales—equipment.    "Cost of sales—equipment" totaled $1.40 billion for the year ended December 31, 2012, a decrease of $17.3 million or 1.2% compared to the same period in 2011.

  Cost of sales—equipment from our EchoStar Technologies segment for the year ended December 31, 2012 decreased by $121.4 million, or 9.4%, to $1.17 billion compared to the same period in 2011. The decrease was attributable to a decrease in equipment costs of $133.3 million, related directly to a decrease in sales of set-top boxes and related accessories sold to DISH Network. The decrease was partially offset by an increase in cost of sales of $13.0 million, primarily related to an increase in sales of set-top boxes and related accessories to our other international customers.

  Cost of sales—equipment from our Hughes segment for the year ended December 31, 2012 increased by $104.3 million, or 81.2%, to $232.7 million compared to the same period in 2011. The increase was due to partial-year expenses recognized in 2011 compared to a full-year of expenses recognized in 2012 as the Hughes Acquisition was not completed until June 2011.

Cost of sales—services and other.    "Cost of sales—services and other" totaled $691.9 million for the year ended December 31, 2012, an increase of $199.2 million or 40.4% compared to the same period in 2011.

  Cost of sales—services and other from our EchoStar Technologies segment for the year ended December 31, 2012 increased by $18.8 million, or 11.1%, to $188.7 million compared to the same period in 2011. The increase was primarily attributable to a $16.6 million increase in support costs related to engineering services provided in 2012 compared to 2011 and a $4.0 million increase in uplink/downlink costs.

  Cost of sales—services and other from our Hughes segment for the year ended December 31, 2012 increased by $186.3 million, or 79.1%, to $421.9 million compared to the same period in 2011. The increase was due to partial-year expenses recognized in 2011 compared to a full-year of expenses recognized in 2012 as the Hughes Acquisition was not completed until June 2011.

  Cost of sales—services and other from our EchoStar Satellite Services segment for the year ended December 31, 2012 decreased by $10.5 million, or 14.7%, to $60.8 million compared to the same period in 2011. The decrease was primarily attributable to a decrease in cost of sales of $13.4 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by a $3.8 million increase in cost of sales related to the increase in transponder revenue in 2012.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $372.6 million for year ended December 31, 2012, an increase of $69.4 million or 22.9% compared to the same period in 2011. The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $72.0 million incurred by our Hughes segment. "Selling, general and administrative expenses" represented 11.9% and 11.0% of total revenue for the years ended December 31, 2012 and 2011, respectively. The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment, which was acquired in connection with the Hughes Acquisition in June 2011.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Depreciation and amortization.    "Depreciation and amortization" expense totaled $457.3 million for the year ended December 31, 2012, an increase of $71.4 million or 18.5% compared to the same period in 2011. The increase was primarily related to higher amortization and depreciation expense of $67.0 million incurred from our Hughes segment as we did not complete the Hughes Acquisition until June 2011. In addition, the increase in depreciation expense was attributable to an increase of $25.7 million related to satellites that were accounted for as capital leases, partially offset by a decrease in depreciation expense of $6.7 million from our EchoStar Satellite Services segment related to EchoStar VI, which was fully depreciated in August 2012. The overall increase in depreciation and amortization expense from our Hughes segment and EchoStar Satellite Services segment was partially offset by lower amortization and depreciation expense of $11.7 million from our EchoStar Technologies segment, primarily relating to the retirement of certain assets.

Impairments of long-lived assets.    "Impairments of long-lived assets" totaled $32.8 million for the year ended December 31, 2012, a decrease of $0.2 million or 0.6% compared to the same period in 2011. Our 2012 impairments relate to a $22.0 impairment of certain contract rights associated with the Hughes Acquisition that were determined to have a lower probability of being realized than was assumed in prior estimates, goodwill impairment of $6.6 million associated with the EchoStar Technologies segment, and an impairment of $4.2 million of certain of our regulatory authorizations. Our 2011 impairment loss of $33.0 million was related to the impairment of our CMBStar satellite. See Note 8 and Note 9 for a discussion of the impairments recorded in 2012 and 2011, respectively, in the Notes to Consolidated Financial Statements in Item 15 of this report.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $153.0 million for the year ended December 31, 2012, an increase of $70.4 million or 85.3% compared to the same period in 2011. The increase was primarily related to higher interest expense of: (i) $58.4 million incurred on the Notes and (ii) $10.7 million incurred on our capital lease obligations.

Realized gains on marketable investment securities and other investments, net.    "Realized gains on marketable investment securities and other investments, net" totaled $177.6 million for the year ended December 31, 2012, an increase of $163.9 million compared to the same period in 2011. The increase primarily related to higher gains of $168.2 million recognized on sales of certain of our strategic investments in public companies in 2012.

Other, net.    "Other, net" totaled $59.5 million for the year ended December 31, 2012, an increase of $84.2 million compared to the same period in 2011. The increase was primarily related to dividends received of $46.0 million from a special dividend declaration from one of our strategic investments in 2012, and transaction costs of $35.3 million related to the Hughes Acquisition in 2011.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $793.9 million for the year ended December 31, 2012, an increase of $311.1 million or 64.4% compared to the same period in 2011. The increase was primarily due to an increase in gains of $163.9 million recognized on sales of our strategic marketable investment securities, an increase in operating income of $90.5 million, a dividend received of $46.0 million from one of our strategic investments in 2012, and transaction costs of $35.3 million incurred in 2011 relating to the Hughes Acquisition. The increase in EBITDA was partially offset by the gains recognized of $15.9 million from the sale of investments accounted for at

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

fair value in 2011 and the decrease in equity in earnings of $12.3 million from unconsolidated affiliates. The following table reconciles EBITDA to the accompanying consolidated financial statements.

	For the Years Ended December 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
EBITDA	$793,898	$482,806	$311,092	64.4
Interest income and expense, net	(141,853)	(71,772)	(70,081)	97.6
Income tax benefit (provision), net	16,329	(21,501)	37,830	*
Depreciation and amortization	(457,326)	(385,894)	(71,432)	18.5

Net income attributable to EchoStar	$211,048	$3,639	$207,409	*

*
Percentage is not meaningful.

Income tax benefit (provision), net.    Our income tax benefit totaled approximately $16.3 million for the year ended December 31, 2012 compared to an income tax provision of $21.5 million for the same period in 2011. Our effective income tax rate was (8.4%) for the year ended December 31, 2012 compared to 83.4% for the same period in 2011. Our effective tax rate for the years ended December 31, 2012 and 2011 were significantly impacted by the changes in our valuation allowance for deferred taxes that are capital in nature.

Segment Operating Results

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

For the Year Ended December 31, 2012	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
Capital expenditures	$69,809	$292,222	$118,998	$31,976	$513,005
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898
For the Year Ended December 31, 2011
Total revenue	$1,780,642	$676,222	$278,125	$26,442	$2,761,431
Capital expenditures	$81,420	$156,768	$119,004	$19,980	$377,172
EBITDA	$144,753	$167,100	$197,848	$(26,895)	$482,806

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Total revenue	$1,660,029	$1,780,642	$(120,613)	(6.8)
Capital expenditures	$69,809	$81,420	$(11,611)	(14.3)
EBITDA	$110,933	$144,753	$(33,820)	(23.4)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2012 decreased by $120.6 million, or 6.8%, compared to the same period in 2011, as a result of a $139.1 million decrease in total equipment revenue, offset partially by a $18.5 million increase in total service revenue primarily due to a decrease in sales of set-top boxes and related accessories to DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2012 decreased by $11.6 million, or 14.3%, compared to the same period in 2011, primarily due to the construction of a data center in 2011 that did not occur in 2012.

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2012 was $110.9 million, a decrease of $33.8 million or 23.4% compared to the same period in 2011. The decrease was primarily driven by lower equipment revenue earned from the sales of set-top boxes and related accessories, higher research and development costs and impairment of goodwill.

Hughes Segment

	For the Years Ended December 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Total revenue	$1,158,714	$676,222	$482,492	71.4
Capital expenditures	$292,222	$156,768	$135,454	86.4
EBITDA	$265,756	$167,100	$98,656	59.0

Revenue

Hughes segment total revenue for the year ended December 31, 2012 increased by $482.5 million, or 71.4%, compared to the same period in 2011, primarily due to partial-year revenue earned in 2011 compared to a full-year of revenue earned in 2012 as the Hughes Acquisition was not completed until June 2011.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2012 decreased by $135.5 million, or 86.4%, compared to the same period in 2011, primarily due to a decrease in satellite expenditures related to EchoStar XVII, which was launched in July 2012.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2012 was $265.8 million, an increase of $98.7 million or 59.0% compared to the same period in 2011. The increase was primarily due to partial-year revenue and expenses recognized in 2011 compared to a full-year of revenue and expenses recognized in 2012 as the Hughes Acquisition was not completed until June 2011.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Total revenue	$277,985	$278,125	$(140)	(0.1)
Capital expenditures	$118,998	$119,004	$(6)	(0.0)
EBITDA	$212,549	$197,848	$14,701	7.4

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2012 increased by $0.1 million, or 0.1%, compared to the same period in 2011, primarily due to a $0.1 million increase in sales of transponder services to DISH Network.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2012 remained flat compared to the same period in 2011.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2012 was $212.5 million, an increase of $14.7 million or 7.4% compared to the same period in 2011. The increase was primarily due to lower cost of sales of $13.4 million relating to the termination of our satellite lease contract on EchoStar I with DISH Network, which was effective in July 2012.

All Other and Eliminations

EBITDA

All Other and Eliminations EBITDA for the year ended December 31, 2012 was income of $204.7 million, compared to a loss of $26.9 million for the same period in 2011. The $231.6 million increase in EBITDA was primarily due to increases in gains of $148.8 million on marketable investment securities and other investments, non-recurring dividends of $46.0 million received from a strategic investment in 2012, and $35.3 million in non-recurring transaction costs related to the Hughes Acquisition in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities. As of December 31, 2013, our cash, cash equivalents and current marketable investment securities totaled $1.62 billion compared to $1.55 billion as of December 31, 2012, an increase of $73.1 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes ("VRDNs"). VRDNs are long term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis. As of December 31, 2013 and 2012, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $34.7 million and $66.1 million, respectively. Our other current marketable investment securities portfolio consists primarily of corporate and government bonds. As of December 31, 2013 and 2012, we held $918.2 million and $693.5 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the years ended December 31, 2013, 2012 and 2011.

Cash flows from operating activities.    We typically reinvest the cash flow from operating activities in our business. For the years ended December 31, 2013, 2012 and 2011, we reported net cash inflows from operating activities of $450.5 million, $505.1 million and $447.0 million, respectively.

Net cash flows from operating activities for the year ended December 31, 2013 decreased by $54.6 million compared to the same period in 2012. The decrease was primarily attributable to lower net income of $37.6 million adjusted to exclude: (i) "Depreciation and amortization;" (ii) "Realized gains on marketable investment securities and other investments, net;" (iii) "Equity in losses (earnings) of unconsolidated affiliates, net;" (iv) "Impairment of long-lived assets", (v) "Deferred tax benefit;" and (vi) "Other, net."

Net cash flows from operating activities for the year ended December 31, 2012 increased by $58.1 million compared to the same period in 2011. The improvement was primarily attributable to the increase in net income of $162.6 million adjusted to exclude non-cash changes in: (i) "Depreciation and amortization;" (ii) "Realized gains on marketable investment securities and other investments;" (iii) "Equity in losses (earnings) of unconsolidated affiliates;" (iv) "Gains on investments accounted for at fair value, net;" (v) "Deferred tax expense (benefit);" and (vi) "Other, net." The increase in net income adjusted to exclude non-cash was partially offset by a $103.0 million decrease from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.    Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments. For the years ended December 31, 2013, 2012 and 2011, we reported net cash outflows from investing activities of $570.3 million, $346.8 million and $1.89 billion, respectively.

Net cash outflows from investing activities for the year ended December 31, 2013 increased by $223.5 million compared to the same period in 2012. The increase in cash outflows primarily related to an increase of $446.0 million in net purchases of marketable investment securities. This increase was partially offset by a $121.1 million reduction in capital expenditures, decrease of $56.7 million in acquisitions of regulatory authorizations, and proceeds of $40.4 million in 2013 from the transfer of a regulatory authorization and satellite launch services contract to DISH Network.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Net cash outflows from investing activities for the year ended December 31, 2012 decreased by $1.54 billion compared to the same period in 2011. The decrease was primarily due to the net acquisition cost of Hughes Communications of $2.08 billion partially offset by proceeds from the sale of a strategic investment of $712.9 million in 2011. In addition, the decrease in net cash outflows was attributable to higher net proceeds from our marketable investment securities of $347.8 million in 2012 compared to 2011. The decrease in net cash outflows was partially offset by a $135.8 million increase in capital expenditures in 2012 compared to 2011.

Cash flows from financing activities.    Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations. For the years ended December 31, 2013, 2012 and 2011, we reported net cash inflows from financing activities of $18.3 million, net cash outflows from financing activities of $44.0 million, and net cash inflows from financing activities of $1.91 billion, respectively.

Net cash inflows from financing activities increased to $18.3 million for the year ended December 31, 2013 compared to net cash outflows of $44.0 million for the same period in 2012. The increase was primarily due to higher proceeds of $55.8 million received from Class A common stock options exercised and stock issued under our Employee Stock Purchase Plan and an increase in excess tax benefit from stock option exercises, which was partially offset by an increase in repayments of long-term debt of $8.2 million.

Net cash outflows from financing activities decreased by $1.96 billion for the year ended December 31, 2012 compared to the same period in 2011. The decrease was primarily due to the one-time proceeds received of $2.00 billion from the issuance of the Notes in 2011.

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in the Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$2,001,588	$1,431	$150	$7	$—	$—	$2,000,000
Capital lease obligations	420,800	68,360	28,005	29,074	32,414	35,949	226,998
Interest expense on long-term debt and capital lease obligations	1,143,017	180,475	175,822	172,990	169,863	166,378	277,489
Satellite-related obligations	1,106,738	466,992	236,438	68,222	52,414	45,914	236,758
Operating lease obligations	71,170	22,143	18,589	12,918	8,460	2,830	6,230
Purchase and other obligations	212,108	207,107	1,667	1,667	1,667	—	—

Total	$4,955,421	$946,508	$460,671	$284,878	$264,818	$251,071	$2,747,475

"Satellite-related obligations" primarily includes, among other things, payment pursuant to agreements for the construction of the EchoStar XIX and TerreStar-2 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Our "Purchase and other obligations" primarily consists of binding purchase orders for digital set-top boxes and related components. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of December 31, 2013, we had $39.4 million of letters of credit and insurance bonds. Of this amount, $8.1 million was secured by restricted cash; $12.4 million related to insurance bonds; and $18.9 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

As of December 31, 2013, we had foreign currency forward contracts with a notional value of $8.4 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure. However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with Federal Communications Commission and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network's needs for equipment and services. To the extent that DISH Network's gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may further decline, which in turn

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

could have a further material adverse effect on our financial position and results of operations. As of December 31, 2013, our remaining obligations related to EchoStar XVI, EchoStar XVII, EchoStar XIX, TerreStar-2 and launch contracts with Arianespace, SA and International Launch Services, Inc. totaled $553.6 million. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of December 31, 2013, our total indebtedness was $2.42 billion, of which $420.8 million related to capital lease obligations. Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing, or constructing additional satellites, with or without customer commitments for capacity. We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2014. For the years ended December 31, 2013, 2012 and 2011, we did not repurchase any common stock under this plan.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in the Notes to Consolidated Financial Statements in Item 15 of this report. We base our estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 in Notes to Consolidated Financial Statements in Item 15 of this report.

Marketable Securities and Other Investments

We hold investments in debt and equity securities of various companies, including marketable investments in publicly traded securities and non-marketable investments in securities of privately held

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

companies. Our marketable investment securities ordinarily are accounted for as available-for-sale; accordingly, we report those securities at fair value on a recurring basis and generally recognize unrealized gains and losses in other comprehensive income (loss). Except in unusual circumstances, the estimated fair values of our marketable investment securities are determined by reference to quoted prices for identical securities or based primarily on other observable market inputs. Our investments in non-marketable securities typically are strategic investments in privately held companies and may be highly speculative. We account for such investments using the equity method when we exert significant influence over the investee; otherwise, we account for such investments using the cost method.

All of our investments are subject to quarterly evaluations to determine whether an other-than-temporary impairment has occurred, in which case we record an impairment loss in determining net income. For our marketable investment securities, our impairment evaluation considers factors such the length of time the security has been in a continuous unrealized loss position, the magnitude of the unrealized loss, current market conditions, company-specific information, and whether we have the intent and ability to hold the investment in the foreseeable future. Generally, it is not practicable to estimate fair value of our cost method and equity method investments on a recurring basis. Our impairment evaluation for such investments considers whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as recent company financial statements, business plans and current economic conditions for factors that may indicate an impairment of our investments. When we determine that an investment is impaired and the impairment is other-than-temporary, we adjust the carrying amount of the investments to its estimated fair value and recognize an impairment loss in earnings. In these circumstances, our fair value estimates may reflect significant unobservable inputs.

Our periodic investment impairment evaluations require us to make significant estimates, judgments and assumptions about uncertain future events. In some cases, there may be limited or no observable market data to support significant assumptions in our estimates. As a result of weakening economic conditions, or other future events and changes in circumstances affecting our investments, we may subsequently determine that an investment is impaired or that an existing impairment is other-than-temporary. Such events and changes in circumstances could result in our recognition of material investment impairment losses in the future.

Fair Value of Financial Instruments

Fair value estimates of our financial instruments are made at a point in time, based on relevant market data and the specific characteristics of the financial instrument. Weak economic conditions have in prior periods resulted in inactive markets for certain of our financial instruments, including certain debt securities that historically have been included in "Other investments" in our Consolidated Balance Sheets. For certain of these instruments, there may be limited or no observable market data. Fair value estimates for financial instruments for which limited or no observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience, bankruptcy and other factors. These estimates involve significant uncertainties and judgments and generally are less precise than measurements of fair value based on observable market data. We make certain assumptions related to expected maturity date, credit and interest rate risk based upon market conditions and prior experience. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including liquidity risks and estimates of future cash flows, could significantly affect these fair value

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

estimates, which could have a material adverse impact on our financial position and results of operations.

Impairment of Long-lived Assets

We evaluate our long-lived assets other than goodwill or intangible assets with indefinite lives, for impairment whenever events and changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of a long-lived asset or asset group is considered to not be recoverable when the estimated future undiscounted cash flows from such asset or asset group is less than its carrying amount. In that event, an impairment loss is recorded in the determination of operating income based on the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group. Fair value is determined primarily using discounted cash flow techniques reflecting the estimated cash flows and discount rate that would be assumed by a market participant for the asset or asset group under review. Our discounted cash flow estimates typically include assumptions based on unobservable inputs and may reflect probability-weighting of alternative scenarios. Estimated losses on long-lived assets to be disposed of by sale may be determined in a similar manner, except that fair value estimates are reduced for estimated selling costs. Changes in estimates of future cash flows, discounts rates and other assumptions could result in recognition of additional impairment losses in future periods.

Impairment Goodwill and Indefinite-lived Intangible Assets

We test our goodwill for impairment annually and more frequently when events or changes in circumstances indicate that an impairment may have occurred. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. If the reporting unit's carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step quantitative impairment test when we determine based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

As of December 31, 2013, our goodwill consisted entirely of goodwill assigned to reporting units of our Hughes segment in connection with the 2011 acquisition of Hughes Communications, Inc. and its subsidiaries ("Hughes Acquisition"). We test the goodwill related to the Hughes segment annually in our second fiscal quarter. In the second quarter of 2013, we determined based on a qualitative assessment that it was more likely than not that the fair values of our Hughes reporting units exceeded their carrying amounts including goodwill. Our qualitative assessment considered the results of our quantitative annual impairment test in 2012 and generally favorable trends in the operations of the reporting units and in other significant inputs that would be used to determine fair value. Depending on our assessment of future events and changes in circumstances, we may be required to perform the two-step quantitative impairment test in the future. We may determine that some or all of our goodwill is impaired in connection with future impairment tests.

Our indefinite-lived intangible assets consist primarily of regulatory authorizations for the use of spectrum in specified orbital locations. We test these intangible assets annually in our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that an impairment may have occurred. We recognize an impairment loss in the determination of operating income when we determine that the carrying amount of an intangible asset exceeds its estimated fair value. Fair value is

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

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

Business Combinations

When we acquire a business, we assign the purchase price to the acquired assets and liabilities based upon their fair value using various valuation techniques, including the market approach, income approach, and/or cost approach. The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt's stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets is recorded on a straight line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.

Revenue Recognition

Our Hughes segment enters into contracts to design, develop, and deliver telecommunication networks to customers in our enterprise and mobile satellite systems markets. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenue under these contracts is recognized using the percentage-of-completion method of accounting. Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method. Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion. Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement. Profits expected to be realized on long-term contracts are based on estimates of total revenue and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. Changes in our estimates related to revenue recognition for these contracts could result in significant changes in our revenue or costs, which could be material to our consolidated results of operations.

Income Taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. Determining necessary valuation allowances requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate our need for a valuation allowance based on both historical evidence, including trends, and future expectations in each reporting period. Any such valuation allowance is recorded in either "Income tax benefit (provision), net" in our Consolidated Statements of Operations and Comprehensive Income (Loss) or "Accumulated other

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

comprehensive income (loss)" within "Stockholders' equity" in our Consolidated Balance Sheets. Future performance could have a significant effect on the realization of tax benefits, or reversals of valuation allowances, as reported in our consolidated results of operations.

Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements, and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant changes in our "Income tax benefit (provision), net" in our Consolidated Statements of Operations and Comprehensive Income (Loss) which could be material to our consolidated results of operations.

Contingent Liabilities

A significant amount of management judgment is required in determining whether an accrual should be recorded for a loss contingency and the amount of such accrual. Estimates generally are developed in consultation with counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period in our Consolidated Statements of Operations and Comprehensive Income (Loss) which could be material to our consolidated results of operations and financial position. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the Notes to Consolidated Financial Statements in Item 15 of this report. We do not anticipate that any recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.

Seasonality

For our EchoStar Technologies segment, we are affected by seasonality to the extent it impacts our customers as a result of their sales and promotion activities, which can vary from year to year. Although the seasonal impacts have not been significant, historically, the first half of the year generally produces fewer new subscribers for the pay-TV industry than the second half of the year. However, we cannot provide assurance that this trend will continue in the future.

For our Hughes segment, service revenue is generally not impacted by seasonal fluctuations other than those related to fluctuations related to sales and promotional activities. However, like many communications infrastructure equipment vendors, a higher amount of our hardware revenue occur in the second half of the year due to our customers' annual procurement and budget cycles. Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is six to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. In the Hughes consumer business, we see a similar seasonality for consumer acquisitions, and therefore hardware revenue, as is seen in the consumer and retail sectors where the first and fourth calendar quarters tend to be higher than the second and third quarters.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Our EchoStar Satellite Services segment is not generally affected by seasonal impacts.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $1.62 billion. Of this amount, a total of $1.59 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $1.59 billion as of December 31, 2013, a hypothetical 10% change in average interest rates during 2013 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2013 of 1.1%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2013 would have resulted in a decrease of approximately $1.4 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2013, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $33.6 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Continued

speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.4 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of December 31, 2013, we had $16.1 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of December 31, 2013, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of December 31, 2013, we had $169.8 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $17.0 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars. Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2013, we had $27.3 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $8.4 million in place to partially mitigate foreign

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Continued

currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2013. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $24.6 million as of December 31, 2013.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this report beginning on page F-4.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Item 9A.    CONTROLS AND PROCEDURES—Continued

Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

Satellite and Tracking Stock Transaction.

On February 20, 2014, EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar will issue two series of preferred tracking stocks in exchange for the transfer by DISH Network of five satellites (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, we will lease to DISH certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction").

Item 1.01.    Entry into a Material Definitive Agreement.

Transaction Agreement.    On February 20, 2014, EchoStar Corporation, Hughes Satellite Systems Corporation ("HSS"), and certain of our other subsidiaries entered into a Transaction Agreement (the "Transaction Agreement") with DISH Operating L.L.C. ("DOLLC") and DISH Network L.L.C. ("DNLLC" and, together with DOLLC, the "DISH Investors"), each an indirect wholly-owned subsidiary of DISH Network Corporation ("DISH Network"), and EchoStar XI Holding L.L.C., a wholly-owned subsidiary of DNLLC, pursuant to which on March 1, 2014, EchoStar Corporation and HSS will among other things, issue an aggregate of 6,290,499 shares (the "EchoStar Tracking Stock") and 81.128 shares (the "HSS Tracking Stock", and together with the EchoStar Tracking Stock, the "Tracking Stock"), respectively, of preferred tracking stock to the DISH Investors in exchange for the transfer by the DISH Investors and their respective subsidiaries, as applicable, to EchoStar Corporation and HSS, as applicable, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and

Item 9B.    OTHER INFORMATION—Continued

EchoStar XIV) (including related in-orbit incentive obligations of approximately $58.9 million) and approximately $11.4 million in cash (the "Transaction"). The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSS ("Hughes"), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the "Hughes Retail Group"). The shares of the Tracking Stock to be issued to the DISH Investors will represent an aggregate 80.0% economic interest in the Hughes Retail Group. In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar will retain all economic interest in the wholesale satellite broadband business. The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased to DISH.    On February 20, 2014, we and certain subsidiaries of DISH Network entered into certain satellite capacity agreements pursuant to which beginning March 1, 2014, DISH Network will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV satellites. The total fees for the services provided under these satellite capacity agreements depend, among other things, upon the number of transponders on the applicable satellite and the length of the lease. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date based upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.    On February 20, 2014, EchoStar and HSS entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the DISH Investors with respect to the Tracking Stock. The Investor Rights Agreement provides for, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock for one year, with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock. The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSS-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Item 3.02.    Unregistered Sales of Equity Securities.

The disclosures under Item 1.01 of this Item 9B are incorporated into this Item 3.02 by reference. The Tracking Stock will be issued and sold pursuant to the Transaction Agreement in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

The above disclosures are included under this "Item 9B Other Information" in lieu of Items 1.01 and 3.02 disclosure under a timely Form 8-K.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Election of Directors," which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on page 18 of this report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the captions "Election of Directors," "Equity Security Ownership" and "Equity Compensation Plan Information," which information is hereby incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Party Transactions," which information is hereby incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Principal Accountant Fees and Services," which information is hereby incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

2.1*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
2.2*
Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040).****
3.1*
Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of EchoStar Corporation's Form 10 dated December 12, 2007, Commission File No. 001-33807), as amended by the Amendment to the Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation's Current Report on Form 8-K filed January 25, 2008, Commission File No. 001-33807).
3.2*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation's Form 10 dated December 12, 2007, Commission File No. 001-33807).

4.1*	Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
4.2*
Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.3*
Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.4*
Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.5*
Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.6*
Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.7*
Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
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
10.8*
Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).***
10.9*
Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***
10.10*
Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***
10.11*
Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.12*
Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.13*
Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***
10.14*
Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

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
10.23*
Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc., and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2008, Commission File No. 001-33807).***
10.24*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.25*	QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.26*
Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar Corporation and Bell TV (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.27*
Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).
10.28*
Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).
10.29*
Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).
10.30*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.31*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.32*
Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***
10.33*
Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).
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

10.36*	EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.37*
Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).
10.38*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).***
10.39*
Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).***
10.40*
Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).
10.41*
Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).
10.42*
Memorandum of Understanding, dated May 6, 2011 among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).***
10.43*
Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).
10.44*
Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***
10.45*
Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed May 7, 2012, Commission File No. 001-33807).***
10.46*
Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 7, 2012, Commission File No. 001-33807).***

10.47	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C.***
21(H)	Subsidiaries of EchoStar Corporation.
23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf and C. Michael Schroeder.
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101
The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2013, filed on February 21, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

(H)
Filed herewith.

*
Incorporated by reference.

**
Constitutes a management contract or compensatory plan or arrangement.

***
Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

****
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

ECHOSTAR CORPORATION
By:	/s/ DAVID J. RAYNER David J. Rayner Executive Vice President, Chief Financial Officer, and Treasurer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. DUGAN Michael T. Dugan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2014
/s/ DAVID J. RAYNER David J. Rayner	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 21, 2014
* Charles W. Ergen	Chairman	February 21, 2014
* R. Stanton Dodge	Director	February 21, 2014
* Anthony M. Federico	Director	February 21, 2014
* Pradman P. Kaul	Director	February 21, 2014

Signature		Title	Date

* Tom A. Ortolf		Director	February 21, 2014
* C. Michael Schroeder		Director	February 21, 2014
*By:	/s/ DEAN A. MANSON Dean A. Manson Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013 and the financial statement schedules I and II. We also have audited EchoStar Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on EchoStar Corporation's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.

/s/ KPMG LLP
Denver, Colorado
February 21, 2014

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$634,119	$731,614
Marketable investment securities	986,533	815,951
Trade accounts receivable, net of allowance for doubtful accounts of $13,237 and $16,894, respectively	159,292	211,373
Trade accounts receivable—DISH Network, net of allowance for doubtful accounts of zero	355,135	281,845
Inventory	66,084	84,348
Prepaid expenses	55,400	55,299
Deferred tax assets	69,633	23,317
Other current assets	29,930	10,902

Total current assets	2,356,126	2,214,649

Noncurrent Assets:
Restricted cash and marketable investment securities	16,137	29,045
Property and equipment, net of accumulated depreciation of $2,499,889 and $2,261,699, respectively	2,546,377	2,612,284
Regulatory authorizations, net	583,900	562,712
Goodwill	504,173	507,924
Other intangible assets, net	262,039	347,496
Other investments	169,771	183,211
Other receivable—DISH Network	89,811	1,070
Other noncurrent assets, net	173,629	141,842

Total noncurrent assets	4,345,837	4,385,584

Total assets	$6,701,963	$6,600,233

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$201,416	$284,728
Trade accounts payable—DISH Network	55,743	26,960
Current portion of long-term debt and capital lease obligations	69,791	67,706
Deferred revenue and other	57,592	47,652
Accrued compensation	30,940	29,008
Accrued royalties	24,010	18,034
Accrued expenses and other	118,953	113,237

Total current liabilities	558,445	587,325

Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,352,597	2,420,793
Deferred tax liabilities	488,206	373,447
Long-term deferred revenue and other long-term liabilities	76,484	68,441

Total noncurrent liabilities	2,917,287	2,862,681

Total liabilities	3,475,732	3,450,006

Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 48,370,956 and 45,449,362 shares issued, and 42,838,638 and 39,917,044 shares outstanding, respectively	48	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,502,005	3,394,646
Accumulated other comprehensive income (loss) ("AOCI")	(14,655)	18,752
Accumulated deficit	(171,914)	(174,439)
Treasury stock, at cost	(98,162)	(98,162)

Total EchoStar stockholders' equity	3,217,370	3,140,890
Noncontrolling interests	8,861	9,337

Total stockholders' equity	3,226,231	3,150,227

Total liabilities and stockholders' equity	$6,701,963	$6,600,233

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Equipment revenue—DISH Network	$1,311,446	$1,028,588	$1,158,293
Equipment revenue—other	347,910	621,495	513,504
Services and other revenue—DISH Network	620,189	515,176	496,636
Services and other revenue—other	1,002,907	956,445	592,998

Total revenue	3,282,452	3,121,704	2,761,431

Costs and Expenses:
Cost of sales—equipment (exclusive of depreciation and amortization)	1,430,777	1,397,512	1,414,791
Cost of sales—services and other (exclusive of depreciation and amortization)	776,121	691,922	492,702
Selling, general and administrative expenses	357,432	367,816	288,575
General and administrative expenses—DISH Network	1,067	4,828	14,701
Research and development expenses	67,942	69,649	50,966
Depreciation and amortization	507,111	457,326	385,894
Impairment of long-lived assets	38,415	32,765	32,964

Total costs and expenses	3,178,865	3,021,818	2,680,593

Operating income	103,587	99,886	80,838

Other Income (Expense):
Interest income	14,656	11,176	10,821
Interest expense, net of amounts capitalized	(192,554)	(153,029)	(82,593)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale ("AFS") securities out of AOCI of $36,312, $175,223, and $6,637, respectively), net	38,341	177,558	13,666
Gains on investments accounted for at fair value, net	—	—	15,871
Equity in earnings (losses) of unconsolidated affiliates, net	(5,024)	(438)	11,860
Other, net	6,958	59,531	(24,688)

Total other income (expense), net	(137,623)	94,798	(55,063)

Income (loss) before income taxes	(34,036)	194,684	25,775
Income tax benefit (provision), net	37,437	16,329	(21,501)

Net income	3,401	211,013	4,274
Less: Net income (loss) attributable to noncontrolling interests	876	(35)	635

Net income attributable to EchoStar	$2,525	$211,048	$3,639

Weighted-average common shares outstanding—Class A and B common stock:
Basic	89,405	87,150	86,223

Diluted	90,952	87,959	87,089

Earnings per share—Class A and B common stock:
Basic	$0.03	$2.42	$0.04

Diluted	$0.03	$2.40	$0.04

Comprehensive Income (Loss)
Net income	$3,401	$211,013	$4,274

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(16,394)	(2,501)	(15,298)
Unrealized gains (losses) on AFS securities and other	18,413	30,799	(1,276)
Recognition of previously unrealized gains on AFS securities in net income	(36,312)	(175,223)	(6,637)

Total other comprehensive loss, net of tax	(34,293)	(146,925)	(23,211)

Comprehensive income (loss)	(30,892)	64,088	(18,937)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	59	(568)

Comprehensive income (loss) attributable to EchoStar	$(30,882)	$64,029	$(18,369)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance, January 1, 2011	$91	$3,311,405	$188,982	$(389,126)	$(98,162)	$—	$3,013,190

Issuances of Class A common stock:
Exercise of stock options	2	25,609	—	—	—	—	25,611
Employee benefits	—	4,046	—	—	—	—	4,046
Employee Stock Purchase Plan	—	3,177	—	—	—	—	3,177
Stock-based compensation	—	16,064	—	—	—	—	16,064
Net income	—	—	—	3,639	—	635	4,274
Unrealized losses on AFS securities, net	—	—	(7,913)	—	—	—	(7,913)
Foreign currency translation adjustment	—	—	(15,298)	—	—	(1,203)	(16,501)
Acquisition of Hughes Communications	—	—	—	—	—	9,678	9,678

Balance, December 31, 2011	93	3,360,301	165,771	(385,487)	(98,162)	9,110	3,051,626

Issuances of Class A common stock:
Exercise of stock options	—	11,469	—	—	—	—	11,469
Employee benefits	—	4,282	—	—	—	—	4,282
Employee Stock Purchase Plan	—	3,929	—	—	—	—	3,929
Stock-based compensation	—	14,585	—	—	—	—	14,585
Other	—	80	—	—	—	168	248
Net income (loss)	—	—	—	211,048	—	(35)	211,013
Unrealized losses on AFS securities, net and other	—	—	(144,424)	—	—	—	(144,424)
Foreign currency translation adjustment	—	—	(2,595)	—	—	94	(2,501)

Balance, December 31, 2012	93	3,394,646	18,752	(174,439)	(98,162)	9,337	3,150,227

Issuances of Class A common stock:
Exercise of stock options	3	61,461	—	—	—	—	61,464
Employee benefits	—	4,761	—	—	—	—	4,761
Employee Stock Purchase Plan	—	9,783	—	—	—	—	9,783
Stock-based compensation	—	18,353	—	—	—	—	18,353
Excess tax benefit from stock option exercises	—	12,663	—	—	—	—	12,663
Other, net	—	338	—	—	—	(466)	(128)
Net income	—	—	—	2,525	—	876	3,401
Unrealized losses on AFS securities, net and other	—	—	(17,899)	—	—	—	(17,899)
Foreign currency translation adjustment	—	—	(15,508)	—	—	(886)	(16,394)

Balance, December 31, 2013	$96	$3,502,005	$(14,655)	$(171,914)	$(98,162)	$8,861	$3,226,231

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$3,401	$211,013	$4,274
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	507,111	457,326	385,894
Realized gains on marketable investment securities and other investments, net	(38,341)	(177,558)	(13,666)
Gains on investments accounted for at fair value, net	—	—	(15,871)
Equity in losses (earnings) of unconsolidated affiliates, net	5,024	438	(11,860)
Impairment of long-lived assets	38,415	32,765	32,964
Stock-based compensation	18,353	14,585	16,064
Deferred tax benefit	(35,780)	(1,075)	(8,974)
Changes in current assets and current liabilities, net:
Trade accounts receivable	42,580	1,357	(9,139)
Allowance for doubtful accounts	(2,995)	(1,590)	10,841
Trade accounts receivable—DISH Network	(77,790)	(56,735)	8,145
Inventory	16,529	(16,109)	21,488
Other current assets	5,182	10,447	35,681
Trade accounts payable	(76,497)	65,577	(12,193)
Trade accounts payable—DISH Network	28,783	10,597	2,219
Accrued expenses and other	38,085	(18,197)	(3,078)
Changes in noncurrent assets and noncurrent liabilities, net	(41,650)	(42,302)	2,058
Other, net	20,097	14,610	2,171

Net cash flows from operating activities	450,507	505,149	447,018

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(1,080,437)	(971,154)	(2,051,444)
Sales and maturities of marketable investment securities	912,030	1,248,748	1,981,197
Purchases of property and equipment	(391,873)	(513,005)	(377,172)
Changes in restricted cash and marketable investment securities	12,908	(4,759)	(1,624)
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	—	(2,075,713)
Acquisition of regulatory authorizations	(41,748)	(98,477)	—
Proceeds from asset transfer to DISH Network	40,398	—	—
Purchase of strategic investments	(7,428)	(2,608)	(73,047)
Distribution received from investment in affiliates	—	7,500	—
Proceeds from sale of strategic investments	—	—	712,935
Other, net	(14,139)	(13,026)	(3,177)

Net cash flows from investing activities	(570,289)	(346,781)	(1,888,045)

Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the
Employee Stock Purchase Plan	71,247	15,398	28,718
Repayment of long-term debt and capital lease obligations	(68,225)	(60,022)	(59,493)
Proceeds from issuance of long-term debt	3,467	1,641	2,000,000
Debt issuance costs	—	(229)	(57,825)
Excess tax benefit from stock option exercises	12,663	—	—
Other	(826)	(764)	2,147

Net cash flows from financing activities	18,326	(43,976)	1,913,547

Effect of exchange rates on cash and cash equivalents	3,961	3,187	(299)

Net increase (decrease) in cash and cash equivalents	(97,495)	117,579	472,221
Cash and cash equivalents, beginning of period	731,614	614,035	141,814

Cash and cash equivalents, end of period	$634,119	$731,614	$614,035

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$188,331	$192,611	$120,452

Capitalized interest	$3,968	$45,497	$42,743

Cash paid for income taxes	$16,728	$15,798	$2,173

Employee benefits paid in Class A common stock	$4,761	$4,282	$4,046

Satellites and other assets financed under capital lease obligations	$5,316	$30,317	$198,468

Capitalized in-orbit incentive obligations	$18,000	$24,950	$—

Reduction of capital lease obligations and associated asset value	$—	$—	$20,214

Reduction of capital lease obligation for AMC-16	$6,694	$12,599	$6,616

Changes in capital expenditures included in accounts payable	$9,240	$16,812	$26,330

Contribution of assets to Dish Digital	$—	$44,712	$—

Liabilities assumed in regulatory authorization acquisition	$10,304	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Activities

Principal Business

EchoStar Corporation (together with its subsidiaries is referred to as "EchoStar," the "Company," "we," "us" and/or "our") is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. In 2008, DISH Network Corporation and its subsidiaries ("DISH Network") completed its distribution to us of its digital set-top box business and certain infrastructure and other assets, including certain of their satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to us (the "Spin-off"). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and as of December 31, 2013, neither entity has any ownership interest in the other (See Note 20 of this report for a discussion of our subsequent events). However, a substantial majority of the voting power of the shares of both companies is beneficially owned by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol "SATS." We are a global provider of satellite operations, video delivery solutions digital set-top boxes, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in three business segments.

  •
  EchoStar Technologies—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network and secondarily to Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture that we entered into in 2008, as well as United States government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the consolidated financial statements. Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of our stock-based compensation, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations. Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency. Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates. The resulting translation adjustments are recorded in other comprehensive income (loss) as "Foreign currency translation adjustments" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities, and transactions into the functional currency are recognized in "Other, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings. For the years ended December 31, 2013, 2012 and 2011, the net transactions gains and losses that resulted from the re-measurement of the foreign currency and the related derivative gains and losses were not material in each of the periods presented herein.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2013 and 2012 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper. The cost of these investments approximates their fair value.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Marketable Investment Securities

We classify our marketable investment securities as available-for-sale, except in certain instances where we have accounted for certain securities as trading securities or are using the fair value method. We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as unrealized gains and losses in other comprehensive income as "Unrealized gains (losses) on available-for-sale securities and other" in our Consolidated Statements of Operations and Comprehensive Income (Loss). Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in earnings thus establishing a new cost basis for such investment. Interest and dividend income from marketable investment securities is reported in "Interest income" and "Other, net," respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Dividend income is recognized on the ex-dividend date.

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

  •
  any market and company specific factors related to each security; and

  •
  our intent and ability to hold the investment to recovery.

Where the fair value of a debt security has declined below its amortized cost, we consider the decline to be other-than-temporary if any of the following factors apply:

  •
  we intend to sell the security,

  •
  it is more likely than not that we will be required to sell the security before maturity or recovery, or

  •
  we do not expect to recover the security's entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first-in, first-out ("FIFO") method to determine the cost basis on sales of marketable investment securities.

Other Investment Securities—Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting. It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded. We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, and the impairment is

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

other-than-temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Investments in which we own at least 20% of the voting securities or have significant influence are accounted for using the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reflected in "Equity in earnings (losses) of unconsolidated affiliates, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment.

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. Past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. Inventories are adjusted to net realizable value using our best estimates of future use. In making assessments of future use or recovery, we consider the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. The cost of our satellites includes construction costs, including the present value of in-orbit incentives payable to the satellite manufacturer, launch costs, capitalized interest, and related insurance premiums. Depreciation is recorded on a straight-line basis over lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Costs of renewals and betterments are capitalized.

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is impaired if the carrying amount of the asset exceeded its undiscounted estimated future net cash flows. When an asset is impaired, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist in interim periods. Our goodwill as of December 31, 2013, consists entirely of goodwill assigned to reporting units of our Hughes segment in connection with the 2011 acquisition of Hughes Communications, Inc. and its subsidiaries ("the Hughes Acquisition"). We test Hughes goodwill for impairment in the second fiscal quarter. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates. If the reporting unit's carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill. See Note 9 for further discussion of our goodwill impairment testing.

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite. We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit the useful life.

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to 30 years. When we expect to incur significant costs to renew or extend finite-lived intangible assets, we amortize the total initial and estimated renewal costs over the combined initial and assumed renewal terms. In such instances, actual renewal costs are capitalized when they are incurred. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as discussed above under "Impairment of Long-lived Assets."

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment annually or more frequently if circumstances indicate that it is more likely than not that the asset may be impaired. Costs incurred to renew or extend indefinite-lived intangible assets are expensed as incurred.

Our indefinite-lived intangible assets include Federal Communications Commission ("FCC") authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively "Regulatory Authorizations"). We have determined that our FCC authorizations have indefinite useful lives due to the following:

  •
  FCC authorizations are non-depleting assets;

  •
  renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative, and legal environment;

  •
  expenditures required to maintain the authorization are not significant; and

  •
  we intend to use these authorizations indefinitely.

Our non-FCC regulatory authorizations consist primarily of authorizations in Europe and Brazil that we acquired in 2013 and 2012, respectively. We have determined that those Regulatory Authorizations

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

have finite lives due to the absence of largely perfunctory renewal provisions and uncertainties about the regulatory environments.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences may be subject to uncertainty. We recognize tax benefits when, in management's judgment, a tax filing position is more likely than not of being sustained if challenged by the tax authorities. For tax positions that meet the more likely than not threshold, we may not recognize a portion of a tax benefit depending on management's assessment of how the tax position will ultimately be settled. Due to the fact that we have substantial net operating loss carryforwards, our reserves for unrecognized tax benefits are netted against the deferred tax assets associated with our net operating loss carryforwards. We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax expense.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2013 or 2012.

As of December 31, 2013 and 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. See Note 10 for the fair value of our long-term debt. As of December 31, 2013 and 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48.4 million and $30.0 million, respectively. We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales generally is recognized upon shipment to customers. Revenue from leasing equipment or services are recognized ratably over the lease period. Revenue from digital broadcast operations and other services are recognized when the related services are performed. Upfront fees collected in connection with the service arrangements for customers in our Hughes segment consumer market are deferred and recognized as service revenue over the estimated subscriber life.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated for revenue recognition purposes using the relative selling price method. We offer a rebate to qualifying new consumer subscribers in our Hughes segment and reduce related revenue based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Our Hughes segment has a consumer equipment rental program, under which customers enter into a contract which requires that the customer pay rental and service charges for a minimum term of 24 months and the early cancellation of service is subject to payment of a termination charge. Once the initial 24 month term ends, it converts to a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term. In October 2012, our Hughes segment entered into a wholesale service agreement with dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network. Under this agreement, dishNET has the right, but not the obligation, to purchase certain broadband equipment and to market, sell, and distribute Hughes satellite internet service. We recognize a monthly subscriber wholesale service fee as we provide the service.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Sales under these contracts are recognized using the percentage-of-completion method of accounting. Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method. Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, which is consistent with the ratio of costs incurred to estimated total costs at completion multiplied by the total estimated contract revenue. Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement. Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

We report revenue net of sales taxes imposed on our goods and services in our Consolidated Statements of Operations and Comprehensive Income (Loss). Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in "Interest expense, net of amounts capitalized" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Deferred Subscriber Acquisition Costs ("SAC")

Deferred SAC is included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to customers at the inception of service or hardware upgrade. SAC is deferred when a customer commits to a service agreement, and then the deferred SAC is amortized over the contractual term in proportion to when the related service revenue is earned. We monitor the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recoverability of SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.

Capitalized Software Costs

Development costs related to software for internal use and externally marketed are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Internal use capitalized software costs are included in "Property and equipment, net" and externally marketed capitalized software costs are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. Software program reviews for externally marketed capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2013 and 2012, the net carrying amount of externally marketed software was $31.4 million and $15.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recorded $1.7 million, $0.3 million and minimal, respectively, of amortization expense relating to our externally marketed software.

Stock-based Compensation Expense

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

Advertising Costs

Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2013, 2012 and 2011, we incurred advertising expense of $47.4 million, $47.0 million and $27.8 million, respectively.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013. Early adoption is permitted. We adopted ASU No. 2013-11 in our Consolidated Balance Sheet as of December 31, 2013, but did not retrospectively apply the standard to our Consolidated Balance Sheet as of December 31, 2012. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 3. Earnings per Share

We present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing "Net income attributable to EchoStar" by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised. The potential dilution from stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded (i) underlying options to purchase shares of our Class A common stock as their effect is anti-dilutive of 2.7 million, 4.4 million and 4.0 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, and (ii) shares of our Class A common stock that are contingently issuable based upon meeting a company-specific goal by March 31, 2015 pursuant to our performance based stock incentive plan, which was not probable of being achieved as of December 31, 2013 of 0.7 million, 0.7 million and 0.7 million shares for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$2,525	$211,048	$3,639

Weighted-average common shares outstanding—Class A and B common stock:
Basic	89,405	87,150	86,223
Dilutive impact of stock awards outstanding	1,547	809	866

Diluted	90,952	87,959	87,089

Earnings per share—Class A and B common stock:
Basic	$0.03	$2.42	$0.04

Diluted	$0.03	$2.40	$0.04

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

Accumulated other comprehensive income includes cumulative foreign currency translation losses of $32.1 million, $16.6 million and $14.0 million as of December 31, 2013, 2012 and 2011, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 5. Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$833,791	$654,096
VRDNs	34,705	66,145
Strategic equity securities	33,613	56,288
Other	84,424	39,422

Total marketable investment securities—current	986,533	815,951
Restricted marketable investment securities(1)	7,965	7,529

Total	994,498	823,480

Restricted cash and cash equivalents(1)	8,172	21,516

Other investments—noncurrent:
Cost method	25,977	27,711
Equity method	143,794	155,500

Total other investments—noncurrent	169,771	183,211

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,172,441	$1,028,207

(1)
Restricted marketable investment securities and restricted cash and cash equivalents are included in "Restricted cash and marketable investment securities" in our Consolidated Balance Sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Variable rate demand notes ("VRDNs")

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. The value of our investment portfolio depends on the value of such shares of common stock. We did not receive any dividend income for the years ended December 31, 2013 and 2011. For the year ended December 31, 2012, we received $46.0 million in dividend income from one of our strategic investments.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2013 and 2012, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Other Investments—Noncurrent

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

As of December 31, 2013 and 2012, our equity method investments included $18.0 and $34.5 million, respectively, for our investment in DISH Digital Holding L.L.C. ("DISH Digital"), a joint venture between us and DISH Network. The carrying amount of our investment reflects the $44.7 million aggregate carrying amount of cash and certain noncash assets that we contributed to DISH Digital upon its formation on July 1, 2012 in exchange for a one-third equity interest in DISH Digital, less our equity in the net loss of DISH Digital of $16.5 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively. See Note 19 for additional information about our investment in DISH Digital.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

		Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
As of December 31, 2013
Debt securities:
Corporate bonds	$833,888	$227	$(324)	$833,791
VRDNs	34,705	—	—	34,705
Other (including restricted)	92,876	14	(501)	92,389
Equity securities—strategic	15,272	18,341	—	33,613

Total marketable investment securities	$976,741	$18,582	$(825)	$994,498

As of December 31, 2012
Debt securities:
Corporate bonds	$653,812	$591	$(307)	$654,096
VRDNs	66,145	—	—	66,145
Other (including restricted)	46,946	5	—	46,951
Equity securities—strategic	21,214	35,074	—	56,288

Total marketable investment securities	$788,117	$35,670	$(307)	$823,480

As of December 31, 2013, restricted and non-restricted marketable investment securities included debt securities of $885.1 million with contractual maturities of one year or less and $75.8 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of December 31,
	2013		2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$571,592	$(825)	$275,587	$(288)
12 months or more	—	—	12,963	(19)

Total	$571,592	$(825)	$288,550	$(307)

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Realized Gains (Losses) on Marketable Investment Securities

We recognized gains from the sales of our available-for-sale marketable investment securities of $36.3 million, $175.2 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recognized minimal losses from the sales of our available-for-sale marketable investment securities for the years ended December 31, 2013, 2012 and 2011.

Proceeds from sales of our available-for-sale marketable investment securities totaled $177.5 million, $601.3 million and $1.54 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2013 and 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2013			2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$548,714	$49,338	$499,376	$533,943	$23,621	$510,322

Debt securities:
Corporate bonds	$833,791	$—	$833,791	$654,096	$—	$654,096
VRDNs	34,705	—	34,705	66,145	—	66,145
Other (including restricted)	92,389	—	92,389	46,951	—	46,951
Equity securities—strategic	33,613	33,613	—	56,288	56,288	—

Total marketable investment securities	$994,498	$33,613	$960,885	$823,480	$56,288	$767,192

During 2011, we disposed of investments that were accounted for using the fair-value method and we reported net gains of $15.9 million in "Gains on investments accounted for at fair value, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011. In 2013 and 2012, we did not have any investments that were accounted for using the fair value method.

Note 6. Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$164,900	$188,463
Contracts in process, net	7,629	39,804

Total trade accounts receivable	172,529	228,267
Allowance for doubtful accounts	(13,237)	(16,894)
Trade accounts receivable—DISH Network	355,135	281,845

Total trade accounts receivable, net	$514,427	$493,218

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2013 and 2012, progress billings offset against contracts in process amounted to $2.6 million and $5.4 million, respectively.

Note 7. Inventory

Our inventory consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Finished goods	$50,357	$57,540
Raw materials	8,658	19,041
Work-in-process	7,069	7,767

Total inventory	$66,084	$84,348

Note 8. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Depreciable Life (In Years)
		2013	2012
		(In thousands)
Land	—	$42,850	$42,312
Buildings and improvements	3-40	377,208	363,338
Furniture, fixtures, equipment and other	1-12	1,157,325	1,064,071
Customer rental equipment	2-4	374,688	251,708
Satellites—owned(1)	1.5-15	1,949,040	1,762,264
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	210,051	455,186

Total property and equipment		5,046,266	4,873,983
Accumulated depreciation(1)		(2,499,889)	(2,261,699)

Property and equipment, net		$2,546,377	$2,612,284

(1)
Balances previously reported as of December 31, 2012 have been reduced to exclude a fully-depreciated satellite that was retired from commercial service prior to December 31, 2012.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2013 and 2012, accumulated depreciation included accumulated depreciation of satellites acquired under capital leases of $421.8 million and $362.1 million, respectively.

"Construction in progress" consisted of the following:

		As of December 31,
	Segment	2013	2012
		(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	Other	$122,070	$9,325
TerreStar-2	Other	16,433	—
EchoStar XVI	ESS	—	345,090
Other	ETC/ESS	24,160	25,710
Uplinking equipment	ETC/Hughes	20,793	37,264
Other	ETC/Hughes/ESS	26,595	37,797

Construction in progress		$210,051	$455,186

For the years ended December 31, 2013, 2012 and 2011, we recorded $4.0 million, $45.5 million and $42.7 million, respectively, of capitalized interest related to our satellites under construction.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
Satellites	$180,517	$150,034	$112,182
Furniture, fixtures, equipment and other	126,625	121,919	116,397
Customer rental equipment	98,076	80,709	40,877
Buildings and improvements	13,449	12,929	9,416

Total depreciation expense	$418,667	$365,591	$278,872

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $59.7 million, $59.7 million and $33.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our depreciation expense increased in 2012 and 2011 as a result of the Hughes Acquisition. See Note 15 for further discussion.

Satellites

As of December 31, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator. Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements. We

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Information for our satellite fleet is presented below.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (West Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY3(4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III(1)(2)	ESS	October 1997	61.5	12
EchoStar VI	ESS	July 2000	96.2	12
EchoStar VIII(1)	ESS	August 2002	77	12
EchoStar IX(1)	ESS	August 2003	121	12
EchoStar XII(1)(5)	ESS	July 2003	61.5	1.5
EchoStar XVI(1)	ESS	November 2012	61.5	15
Leased from Other Third Parties(3):
AMC-15	ESS	January 2005	105	10
AMC-16	ESS	February 2005	85	10
Nimiq 5(1)	ESS	October 2009	72.7	15
QuetzSat-1(1)	ESS	November 2011	77	10

(1)
See Note 19 for further discussion of our transactions with DISH Network.

(2)
Fully depreciated and currently an in-orbit spare.

(3)
These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

(4)
Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(5)
Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

Recent Developments

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, EchoStar XIV.    On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS will issue shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, DISH Network will lease certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction"). See Note 20 for a discussion of our subsequent events.

EchoStar VI and VIII.    DISH Network leases satellite capacity from us on certain of our satellites. The leases for the EchoStar VI and VIII satellites expired in accordance with their terms in the first quarter of 2013. EchoStar VI was fully depreciated in August 2012. In May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

EchoStar XVI.    In November 2012, we launched the EchoStar XVI satellite, a direct broadcast satellite ("DBS"). EchoStar XVI is leased to DISH Network for the delivery of direct-to-home ("DTH") broadcast services to DISH Network customers in the United States. We began leasing capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XIX.    In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in mid-2016. EchoStar XIX is our next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband services to the consumer market in North America in our Hughes segment.

TerreStar-2.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimburse DISH Network for amounts it pays to Space Systems/Loral, LLC ("SS/L") in connection with the construction of the T2 satellite. As amended in December 2013, the T2 Development Agreement provides for the ability to purchase DISH Network's rights and obligations under the T2 satellite construction agreements with SS/L. The T2 satellite is designed to provide mobile satellite services using S-band frequencies and we may use this satellite in conjunction with our recently acquired S-band spectrum in Europe.

EchoStar XV.    In May 2013, we began leasing satellite capacity from DISH Network on EchoStar XV as an operating lease and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian Authorization. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

QuetzSat-1.    In 2008, we entered into a transponder service agreement with SES to lease all of the capacity on QuetzSat-1. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013. See Note 19 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operations. There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. The recent satellite anomalies that have affected certain of our satellites are discussed below.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States ("CONUS"). As a result of the failure of traveling wave tube amplifiers ("TWTAs") in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite. EchoStar III was fully depreciated in 2009 and is currently used as an in-orbit spare.

EchoStar VI.    EchoStar VI was designed to operate 32 DBS transponders with a minimum 12-year useful life. Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite. EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft. The anomalies in 2012 did not impact current commercial operation or the estimated useful life of the satellite. However, there can be no assurance that these anomalies or any future anomalies will not reduce the satellite's useful life or impact its commercial operation. EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.    EchoStar VIII was designed to operate 32 DBS transponders in the CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. Prior to and during 2011, EchoStar VIII experienced several anomalies. In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and causing one of the two on-board computers used to control the satellite to fail. These anomalies have not impacted the commercial operation or estimated useful life of the satellite. However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.    EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode. We currently operate EchoStar XII in spot beam mode. Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII. An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013. Additional solar array anomalies are likely, and if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.

Leased Satellites

AMC-16.    AMC-16, a FSS satellite, commenced commercial operation during February 2005. AMC-16 was designed to operate 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused additional partial loss of satellite capacity. As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010. Thereafter, subsequent reductions in our capital lease obligation resulting from reductions in our

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recurring lease payments are recognized as gains in "Other, net" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon determination of related reductions in our monthly recurring payments, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $12.6 million in 2012 and $6.7 million in 2013. There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16's useful life or further impact its commercial operations.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite. However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

EchoStar XII.    Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available. Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely. The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite. In the second quarter of 2013, we determined that the undiscounted cash flows from DISH Network were not likely to be sufficient to recover the carrying amount of the satellite as a result of expected reductions in the monthly recurring lease payments due to future capacity loss. Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013. Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy. Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power. In connection with our impairment analysis, we revised our estimate of the useful life of the satellite. Effective July 2013, the $11.3 million adjusted carrying amount of EchoStar XII is depreciated on a straight-line basis over its then remaining estimated useful life of 18 months. The carrying amount of EchoStar XII, net of accumulated depreciation, as of December 31, 2013 was $7.5 million.

CMBStar.    In 2008, we suspended construction of the CMBStar satellite. In 2011, we determined that the carrying amount of the incomplete satellite was not recoverable and recognized a $33.0 million impairment to reduce the carrying amount of the satellite to its estimated fair value of $19.2 million. We estimated the fair value by evaluating the probable cash flows that we may receive from potential uses including what market participants may have paid for a reasonably similar asset and the amount we could realize should we deploy the satellite in a manner different from its original intended use. The valuation model used Level 3 inputs. We continue to explore alternative uses for this satellite, including potentially reconfiguring the satellite and changing its proposed orbital location in a manner that would be more cost-effective than designing and constructing a new satellite. There can be no assurance that this satellite will not be further impaired in the future.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9. Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill. Goodwill is assigned to our reporting units of our operating segments and is subject to our annual impairment testing, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

Changes in the carrying amount of our goodwill by reportable segment for the years ended December 31, 2013 and 2012 are as follows:

	EchoStar Technologies	Hughes	Consolidated Total
	(In thousands)
Balance as of December 31, 2011	$16,820	$516,198	$533,018
Deferred tax adjustment	—	(12,025)	(12,025)
Contribution to DISH Digital	(6,457)	—	(6,457)
Impairment	(6,612)	—	(6,612)

Balance as of December 31, 2012	3,751	504,173	507,924
Impairment	(3,751)	—	(3,751)

Balance as of December 31, 2013	$—	$504,173	$504,173

As of December 31, 2013, all of our goodwill was derived from the Hughes Acquisition. During the second quarter of 2013, we applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment. Based on our assessment as of that date, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Prior to 2012, goodwill of $10.4 million was assigned to the Troppus reporting unit of our EchoStar Technologies segment. This goodwill was tested for impairment annually in the fourth quarter. In the fourth quarter of 2012, we determined that the goodwill was impaired and recognized a $6.6 million impairment loss to adjust the carrying amount of the goodwill to its implied fair value of $3.8 million. In the fourth quarter of 2013, we determined that the remaining goodwill balance was impaired and recognized a $3.8 million impairment loss to adjust the carrying amount to its implied fair value of zero. Our fair value estimates in 2013 and 2012 were based on updated business plans and the application of probability-weighted discounted cash flow techniques. Our estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

In connection with the formation of DISH Digital in July 2012, we contributed the net assets and business of Move Networks, Inc., a reporting unit of our EchoStar Technologies segment that we acquired in 2010, to DISH Digital. Goodwill of $6.5 million assigned to this reporting unit was reclassified to our investment in DISH Digital. See Note 19 for additional information about our investment in the DISH Digital.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Regulatory Authorizations

Regulatory Authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31,
	2013	2012
	(In thousands)
Finite useful lives:
Cost	$113,764	$71,055
Accumulated amortization	(1,521)	—

Net	112,243	71,055
Indefinite lives	471,657	491,657

Total regulatory authorizations, net	$583,900	$562,712

In December 2013, we acquired 100.0% of Solaris Mobile which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual Member States to provide MSS and a complementary ground component services covering the entire EU using S-band spectrum. On the acquisition date, Solaris Mobile lacked certain inputs and processes that would be necessary to be considered a business. Accordingly, we accounted for the transaction as an acquisition of net assets. The primary acquired asset was an EU Regulatory Authorization for S-band frequencies, which had a cost of $51.8 million, consisting of $43.4 million in cash payments and $10.3 million in assumed liabilities. The cost of the Regulatory Authorization is being amortized using the straight-line method over the remaining term of the authorization ending in May 2027.

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

In May 2012, we acquired an authorization to use the 45 degree west longitude orbital location in the Ku, Ka, and S-band spectrums from ANATEL, the Brazilian communications regulatory authority (the "Brazil authorization"), for cash of 145.2 million Brazilian reais (approximately $72.5 million based on the exchange rate at the time of payment). The Brazil authorization has a 15-year initial term and a one-time 15-year renewal term, which we expect to renew. The cost of the Brazil authorization, together with estimated renewal costs of approximately $5.6 million, is being amortized on a straight-line basis over the remaining expected term of 28 years commencing in June 2013, which was when a satellite was deployed in the orbital location for testing pursuant to the Brazil authorization.

Amortization expense for the Regulatory Authorizations with finite useful lives was $1.5 million for the year ended December 31, 2013. There was no amortization expense for the years ended December 31, 2012 and 2011.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Intangible Assets

Our other intangible assets, which are subject to amortization, primarily resulted from our acquisition of Hughes in 2011, consisted of the following:

		As of December 31,
		2013			2012
	Weighted Average Useful life (in Years)
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(152,647)	$141,285	$293,932	$(113,906)	$180,026
Contract-based	10	255,366	(204,835)	50,531	255,366	(178,138)	77,228
Technology-based	7	126,272	(83,580)	42,692	126,387	(66,338)	60,049
Trademark portfolio	20	29,700	(3,836)	25,864	29,700	(2,351)	27,349
Favorable leases	4	4,707	(3,040)	1,667	4,707	(1,863)	2,844

Total other intangible assets		$709,977	$(447,938)	$262,039	$710,092	$(362,596)	$347,496

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. For the years ended December 31, 2013, 2012 and 2011, intangible asset amortization expense was $88.4 million, $91.7 million and $107.0 million, respectively, including amortization of Regulatory Authorizations with finite lives.

Future Amortization

As of December 31, 2013, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2014	$85,921
2015	66,289
2016	47,498
2017	28,541
2018	20,825
Thereafter	130,834

Total	$379,908

Impairments of Intangible Assets

In connection with the Hughes Acquisition, we acquired contractual rights to receive $44.0 million in cash discounts on future launch services ("Credits") and assigned an estimated fair value of $22.0 million to the Credits on the acquisition date. In November 2012, we entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated. Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

we recognized a $22.0 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of zero as of December 31, 2012.

In connection with our annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2012, we determined that certain terrestrial wireless spectrum assets had nominal value. As a result, we recognized a $4.2 million of impairment loss to reduce the carrying amount of the assets to their estimated fair value of zero.

The impairment losses recognized in the fourth quarter of 2012 were based primarily on fair value estimates using probability-weighted discounted cash flow techniques and limited market data. Our fair value estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 10. Debt and Capital Lease Obligations

As of December 31, 2013 and 2012, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below (collectively, the "Notes"), and our capital lease obligations. The Notes are registered with the Securities and Exchange Commission.

The following table summarizes the carrying amounts and fair values of our debt:

		As of December 31,
		2013		2012
	Interest Rates	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$1,100,000	$1,193,500	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	7.625%	900,000	1,001,250	900,000	1,026,450
Other	5.50%-15.75%	1,588	1,588	2,041	2,041

Subtotal		2,001,588	$2,196,338	2,002,041	$2,238,491

Capital lease obligations(1)		420,800		486,458

Total debt and capital lease obligations		2,422,388		2,488,499
Less: Current portion		(69,791)		(67,706)

Long-term portion of debt and capital lease obligations		$2,352,597		$2,420,793

(1)
Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, Hughes Satellite Systems Corporation ("HSS"), our wholly-owned subsidiary issued $1.10 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the "Senior Secured Notes") at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the "Secured

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Indenture"). The Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a "make-whole" premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption. Prior to June 15, 2014, HSS may also redeem up to 35.0% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions. In addition, prior to June 15, 2015, HSS may redeem up to 10.0% of the outstanding Senior Secured Notes per year at a redemption price equal to 103.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

  •
  general secured obligations of HSS;

  •
  secured by a first priority security interest in substantially all of the assets of HSS and certain of its subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

  •
  effectively junior to HSS' obligations that are secured by assets that are not part of the Collateral (as defined in the Secured Indenture) that is securing the Senior Secured Notes, in each case to the extent of the value of the Collateral securing such obligations;

  •
  effectively senior to HSS' existing and future unsecured obligations to the extent of the value of the Collateral securing the Senior Secured Notes, after giving effect to Permitted Liens;

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

  •
  pay dividends or make distributions on HSS' capital stock or repurchase HSS' capital stock;

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In the event of a change of control, as defined in the Secured Indenture, HSS would be required to make an offer to repurchase all or any part of a holder's Senior Secured Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, in connection with HSS' issuance of $1.10 billion aggregate principal amount of its Senior Secured Notes.

7 5/8% Senior Notes due 2021

On June 1, 2011, HSS issued $900.0 million aggregate principal amount of its 7 5/8% Senior Notes (the "Senior Notes") at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the "Unsecured Indenture"). The Senior Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a "make-whole" premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption. Prior to June 15, 2014, HSS may also redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

The Senior Notes are:

  •
  general unsecured obligations of HSS;

  •
  effectively junior to HSS' obligations that are secured to the extent of the value of the collateral securing such obligations;

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

  •
  pay dividends or make distributions on HSS' capital stock or repurchase HSS' capital stock;

  •
  incur additional debt;

  •
  make certain investments;

  •
  create liens or enter into sale and leaseback transactions;

  •
  merge or consolidate with another company;

  •
  transfer and sell assets;

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

  •
  enter into transactions with affiliates; and

  •
  allow to exist certain restrictions on the ability of certain subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Unsecured Indenture, HSS would be required to make an offer to repurchase all or any part of a holder's Senior Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58.1 million of debt issuance costs, which are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. For the years ended December 31, 2013, 2012 and 2011, we amortized $5.4 million, $5.0 million and $2.8 million of debt issuance costs, respectively, which are included in "Interest expense, net of amounts capitalized" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 8). These agreements require monthly recurring payments, which include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 7.78% to 10.97%, with a weighted average of 9.87% as of December 31, 2013. As discussed in Note 19, we have subleased transponders on certain of our leased satellites to DISH Network.

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

QuetzSat-1.    In 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. ("SES Latin America") to lease all of the capacity on QuetzSat-1. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location. We commenced payments under our agreement with SES Latin America upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

location. In 2008, we also entered into an agreement with DISH Network pursuant to which DISH Network has agreed to lease certain of the DBS transponders on QuetzSat-1 from us when it was placed into commercial operation at the 77 degree west longitude orbital location, which occurred in January 2013. See Note 19 for further discussion on our agreement with DISH Network relating to QuetzSat-1.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2013, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2014	$144,020
2015	90,022
2016	87,965
2017	87,965
2018	87,807
Thereafter	433,583

Total minimum lease payments	931,362
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(276,007)

Net minimum lease payments	655,355
Less: Amount representing interest	(234,555)

Present value of net minimum lease payments	420,800
Less: Current portion	(68,360)

Long-term portion of capital lease obligations	$352,440

For the years ended December 31, 2013, 2012 and 2011, we received sublease rental income of approximately $126.7 million, $78.9 million and $62.2 million, respectively. As of December 31, 2013, our future minimum sublease rental income was $875.9 million relating to our satellites. See "Nimiq 5 Agreement" and "QuetzSat-1 Agreement" in Note 19 for further discussion on our lease agreements with DISH Network.

Note 11. Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$(50,551)	$172,612	$290
Foreign	16,515	22,072	25,485

Total income (loss) before income taxes	$(34,036)	$194,684	$25,775

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current benefit (provision):
Federal	$1,118	$21,086	$(26,450)
State	6,531	1,943	(291)
Foreign	(5,992)	(7,775)	(3,734)

Total current benefit (provision)	1,657	15,254	(30,475)
Deferred benefit (provision):
Federal	26,511	7,841	(464)
State	10,074	(6,720)	9,438
Foreign	(805)	(46)	—

Total deferred benefit (provision)	35,780	1,075	8,974

Total income tax benefit (provision), net	$37,437	$16,329	$(21,501)

The actual tax provisions for the years ended December 31, 2013, 2012 and 2011 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	21.0%	0.8%	(4.8)%
Dividend received deduction	—	(1.8)%	—
Permanent differences	(10.7)%	1.1%	14.0%
Tax credits	48.7%	(5.0)%	(12.5)%
Valuation allowance	14.2%	(39.0)%	50.5%
Other	1.8%	0.5%	1.2%

Total effective tax rate	110.0%	(8.4)%	83.4%

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$419,646	$461,931
Unrealized losses on investments, net	31,067	14,757
Accrued expenses	33,215	26,438
Stock-based compensation	8,117	14,942
Other asset	12,247	2,848

Total deferred tax assets	504,292	520,916
Valuation allowance	(79,370)	(69,224)

Deferred tax assets after valuation allowance	424,922	451,692

Deferred tax liabilities:
Depreciation and amortization	(841,407)	(798,878)
Other liabilities	(755)	(1,454)

Total deferred tax liabilities	(842,162)	(800,332)

Total net deferred tax liabilities	$(417,240)	$(348,640)

Current portion of net deferred tax assets	$69,633	$23,317
Noncurrent portion of net deferred tax liabilities	(486,873)	(371,957)

Total net deferred tax liabilities	$(417,240)	$(348,640)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized. Overall, our net deferred tax assets were offset by a valuation allowance of $79.4 million and $69.2 million as of December 31, 2013 and 2012, respectively. The change in the valuation allowance primarily relates to an increase in realized and unrealized losses that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Net operating loss carryforwards for tax purposes were $1.02 billion as of December 31, 2013. A substantial portion of these net operating loss carryforwards will begin to expire in 2020. Capital loss carryforwards for tax purposes were $45.3 million as of December 31, 2013. A substantial portion of these capital loss carryforwards will begin to expire in 2015. Currently, we have a valuation allowance against all capital loss carryforwards that exist for tax purposes. Tax credits available to offset future tax liabilities are $26.2 million as of December 31, 2013. A substantial portion of these tax credits will begin to expire in 2026.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Additionally, tax benefit from excess tax deductions attributable to stock-based compensation has resulted in $5.9 million of net operating loss carryforwards that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable. We follow the tax law ordering rules, which assume that stock option deductions are realized when they have been used for tax purposes.

As of December 31, 2013, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. As of December 31, 2013, we are currently under a U.S. federal income tax examination for fiscal year 2009 and 2010. We also file income tax returns in the United Kingdom, The Netherlands, Brazil, India and a number of other foreign jurisdictions where we have insignificant operations. We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003. As of December 31, 2013, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2013	2012	2011
	(In thousands)
Balance as of beginning of period	$34,677	$48,874	$29,999
Additions from Hughes Acquisition	—	—	3,119
Additions based on tax positions related to the current year	81	158	—
Additions based on tax positions related to prior years	9,929	3,723	16,630
Reductions based on tax positions related to prior years	(1,253)	(855)	(874)
Reductions based on tax settlements	(115)	(16,587)	—
Reductions based on expirations of statute of limitations	—	(636)	—

Balance as of end of period	$43,319	$34,677	$48,874

As of December 31, 2013, we had $43.3 million of unrecognized income tax benefits, of which $42.5 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $34.7 million of unrecognized income tax benefits, of which $34.7 million, if recognized, would affect our effective tax rate. We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

Our policy related to interest and penalties for uncertain tax positions is to record them as a component of income tax expense in the accompanying statement of operations. During 2013, 2012 and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2011, we recorded an insignificant amount of interest and penalties as a component of income tax expense on the accompanying statements of operations.

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

Note 12. Stockholders' Equity

Preferred Stock

Our Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions of the series, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series, and the designation of such series. Our Board of Directors may, without stockholder approval, issue additional preferred stock of existing or new series with voting and other rights that could adversely affect the voting power of the holders of common stock and could have certain anti-takeover effects. As of December 31, 2013, there were no shares of preferred stock outstanding.

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

Common Stock Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2014. For the years ended December 31, 2013, 2012 and 2011, we did not repurchase any common stock under this plan.

Note 13. Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the "ESPP"), under which we are authorized to issue 2.5 million shares of Class A common stock. As of December 31, 2013, we had 1.4 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85.0% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. For the years ended December 31, 2013, 2012 and 2011, employee purchases of Class A common stock through the ESPP totaled 268,000 shares, 158,000 shares and 140,000 shares, respectively.

401(k) Employee Savings Plans

During 2011 and 2012, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the "Hughes 401(k) Plan") and one for all of our other eligible employees (the "EchoStar 401(k) Plan"). Effective January 1, 2013, all participant account balances under the EchoStar 401(k) Plan were transferred to the Hughes 401(k) Plan, which was then renamed, the EchoStar 401(k) Plan (the "Plan"), resulting in a single 401(k) employee savings plan for all of our eligible employees.

Under the Plan, eligible employees may contribute up to 75.0% of their compensation on a pre-tax basis, subject to the Internal Revenue Service ("IRS") limit of $17,500 in 2013. Employee contributions are immediately vested. The Company will match 50 cents on the dollar for the first 6.0% of the employee's salary that they contribute to the Plan for a total of 3.0% match. The Company will match a maximum of $7,500. The Company match is calculated each pay period there is an employee contribution. Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions. Our Board of Directors may also authorize an annual discretionary contribution to the Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Matching contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service. Matching contributions for eligible employees who participated in the Hughes 401(k) Plan prior to the conversion of the two plans, vest 100.0% after the eligible employees have completed three years of service.

For the year ended December 31, 2013, we recognized matching contributions, net of forfeitures, of $6.1 million and discretionary stock contributions, net of forfeitures of $10.3 million to the Plan. For the years ended December 31, 2012 and 2011, we recognized matching contributions, net of forfeitures, of $1.6 million and $1.5 million, respectively, and discretionary stock contributions, net of forfeitures of $4.7 million and $4.3 million, respectively, to the EchoStar 401(k) Plan. For the years ended December 31, 2012 and 2011, we recognized $6.9 million and $3.5 million of matching contributions, respectively, to the Hughes 401(k) Plan.

Note 14. Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance-based and non-performance based stock incentives. As of December 31, 2013, we had outstanding under these plans stock options to acquire 6.3 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted prior to and on December 31, 2013 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

historically we have issued stock awards subject to vesting, typically over three to five years, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of December 31, 2013, we had 4.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of December 31, 2013, the following stock awards were outstanding:

	As of December 31, 2013
	EchoStar Awards		DISH Network Awards
	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	5,949,010	77,589	1,237,944	66,999
Held by DISH Network employees	322,048	44,288	—	—

Total outstanding stock awards	6,271,058	121,877	1,237,944	66,999

We are responsible for fulfilling all stock awards related to EchoStar common stock and DISH Network is responsible for fulfilling all stock awards related to DISH Network common stock, regardless of whether such stock awards are held by our employees or DISH Network's employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from stock awards outstanding at the Spin-off date, is based on the stock awards held by our employees regardless of whether such stock awards were issued by EchoStar or DISH Network. Accordingly, stock-based compensation that we recognize with respect to DISH Network stock awards was included in "Additional paid-in capital" in our Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2013	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2013	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $10.00	2,653	2	$1.98	2,653	2	$1.98
$10.01 - $15.00	232,579	5	$14.83	80,179	5	$14.83
$15.01 - $20.00	464,216	6	$18.95	163,616	6	$18.95
$20.01 - $25.00	1,310,457	4	$22.53	632,257	5	$21.65
$25.01 - $30.00	1,154,906	5	$28.60	917,406	4	$28.72
$30.01 - $35.00	431,101	8	$33.99	307,001	8	$33.97
$35.01 - $40.00	2,660,146	8	$37.85	609,779	8	$37.84
$40.00 and above	15,000	10	$47.19	—	0	$—

	6,271,058	6	$30.43	2,712,891	6	$28.69

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	7,908,300	$27.21	8,078,413	$26.30	7,795,373	$23.24
Granted	1,190,000	$38.75	771,000	$30.81	1,955,000	$36.01
Exercised	(2,494,893)	$24.65	(569,073)	$20.02	(1,082,280)	$23.59
Forfeited and cancelled	(332,349)	$27.01	(372,040)	$25.71	(589,680)	$23.07

Total options outstanding, end of period	6,271,058	$30.43	7,908,300	$27.21	8,078,413	$26.30

Performance-based options outstanding, end of period(1)	629,300	$25.27	632,100	$25.28	658,700	$25.30

Exercisable at end of period	2,712,891	$28.69	3,746,166	$25.98	2,854,272	$25.02

(1)
These stock options are included in the caption "Total options outstanding, end of period." See discussion of the 2005 LTIP below.

We realized total tax benefits from stock options exercised of $21.9 million, $3.1 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Based on the closing market price of our Class A common stock on December 31, 2013, the aggregate intrinsic value of our stock options was $120.9 million for options outstanding and $57.6 million for options exercisable as of December 31, 2013.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	151,683	$30.18	144,226	$29.22	107,249	$27.33
Granted	—	$—	33,333	$34.22	69,950	$32.00
Vested	(22,876)	$33.08	(16,210)	$32.61	(11,225)	$31.84
Forfeited and cancelled	(6,930)	$24.88	(9,666)	$25.84	(21,748)	$27.36

Total restricted stock units outstanding, end of period	121,877	$29.93	151,683	$30.18	144,226	$29.22

Restricted Performance Units outstanding, end of period(1)	57,680	$26.94	64,610	$26.72	74,276	$26.61

(1)
These Restricted Performance Units are included in the caption "Total restricted stock units outstanding, end of period." See discussion of the 2005 LTIP below.

Long-Term Performance-Based Plans

2005 LTIP.    During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the "2005 LTIP"). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vests over seven years at the rate of 10.0% per year during the first four years, and at the rate of 20.0% per year thereafter. Exercise of the stock awards is subject to the foregoing vesting schedule and a performance condition that a company-specific goal is achieved by March 31, 2015.

Contingent compensation related to the 2005 LTIP will not be recorded in our financial statements unless and until the achievement of the performance condition is probable. The competitive nature of our industry and certain other factors can significantly impact achievement of the goal. While it was determined that achievement of the goal was not probable as of December 31, 2013, this assessment could change in the future.

If all of the stock awards under the 2005 LTIP were vested and the goal had been met, or if we had determined that achievement of the goal was probable as of December 31, 2013, we would have recorded additional non-cash, stock-based compensation expense for our employees of $18.9 million,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

consisting of compensation expense of $16.1 million relating to DISH Network awards and $2.8 million related to EchoStar awards.

	2005 LTIP
	Total	Vested Portion(1)
	(In thousands)
DISH Network awards held by EchoStar employees	$16,127	$16,098
EchoStar awards held by EchoStar employees	2,774	2,768

Total	$18,901	$18,866

(1)
Represents the amount of this award that has met the foregoing vesting schedule and would therefore vest upon achievement of the performance condition.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2013, 2012 and 2011 and was allocated to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Research and development expenses	$3,478	$2,755	$2,411
Selling, general and administrative expenses	14,875	11,830	13,653

Total stock-based compensation	$18,353	$14,585	$16,064

As of December 31, 2013, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $36.1 million. This cost is based on an estimated future forfeiture rate of approximately 2.0% per year and will be recognized over a weighted-average period of approximately two years.

Valuation

The fair value of each stock option granted for the years ended December 31, 2013, 2012 and 2011 was estimated at the date of the grant using a Black-Scholes option valuation model with the following assumptions:

For the Years Ended December 31,
Stock Options	2013	2012	2011
Risk-free interest rate	0.99% - 1.54%	0.82% - 1.33%	1.08% - 2.57%
Volatility factor	37.54% - 42.23%	40.36% - 41.12%	34.68% - 38.92%
Expected term of options in years	5.4 - 5.5	5.9 - 6.0	5.1 - 6.0
Weighted-average grant-date fair value	$15.59 - $17.20	$10.60 - $13.70	$ 8.07 - $14.42

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt's stated rate.

Hughes Communications

On June 8, 2011, we completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the "Hughes Agreement") by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc. Pursuant to the Hughes Agreement, 100.0% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid. The funding of the Hughes Acquisition was supported by the issuance of the Notes. See Note 10 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award. As of December 31, 2013, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $4.4 million, which is payable based on the original vesting terms of the stock award. Of the $4.4 million, $3.5 million was accrued as of December 31, 2013, the remainder of which will be recognized over the remaining vesting period associated with the original stock award, the last of which expires in 2014.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

During 2011, in connection with the Hughes Acquisition, we incurred $35.3 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees. These costs are included in "Other, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following unaudited pro forma consolidated operating results for the year ended December 31, 2011 give effect to the Hughes Acquisition as if it occurred on January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations, or liquidity. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Supplemental pro forma financial information (Unaudited)	For the Year Ended December 31, 2011
Total revenue	$3,226,721

Net income attributable to EchoStar	$21,582

Basic EPS	$0.25

Diluted EPS	$0.25

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 17 for further information.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 16. Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in the Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$2,001,588	$1,431	$150	$7	$—	$—	$2,000,000
Capital lease obligations	420,800	68,360	28,005	29,074	32,414	35,949	226,998
Interest expense on long-term debt and capital lease obligations	1,143,017	180,475	175,822	172,990	169,863	166,378	277,489
Satellite-related obligations	1,106,738	466,992	236,438	68,222	52,414	45,914	236,758
Operating lease obligations	71,170	22,143	18,589	12,918	8,460	2,830	6,230
Purchase and other obligations	212,108	207,107	1,667	1,667	1,667	—	—

Total	$4,955,421	$946,508	$460,671	$284,878	$264,818	$251,071	$2,747,475

"Satellite-related obligations" primarily includes, among other things, payment pursuant to agreements for the construction of the EchoStar XIX and TerreStar-2 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites.

Our "Purchase and other obligations" primarily consists of binding purchase orders for digital set-top boxes and related components. Our purchase obligations can fluctuate significantly from period to period due to, among other things, management's control of inventory levels, and can materially impact our future operating asset and liability balances, and our future working capital requirements.

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Rent Expense

For the years ended December 31, 2013, 2012 and 2011, we recorded $22.6 million, $23.4 million and $16.9 million, respectively, of operating lease expense relating to the leases of office, equipment, and other facilities. Rent expense excludes satellite-related expenses incurred of $181.2 million, $161.6 million and $109.7 million for the years ended December 31, 2013, 2012 and 2011, respectively

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

California Institute of Technology

On October 1, 2013, the California Institute of Technology ("Caltech") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled "Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes." Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. ("CRFD") filed a complaint against EchoStar Corporation and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the "233 patent"). The 233 patent is entitled "System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System," and relates to transferring an ongoing software session from one device to another. CRFD alleges that certain of our set-top boxes infringe the 233 patent. On the same day, CRFD filed patent infringement complaints against AT&T Inc., Comcast Corp., DirecTV, Time Warner Cable Inc., Cox Communications, Inc., Level 3 Communications, Inc., Akamai Technologies, Inc., Cablevision Systems Corp. and Limelight Networks, Inc. CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC ("E-Contact") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled "Personal Computer Diary." E-Contact appeared to assert that some portion of HughesNet email services infringed that patent. On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact's patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.). On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact's claims against us, and the matter is now concluded.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. ("ABC"), CBS Corporation ("CBS"), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, "Fox") and NBCUniversal Media, LLC ("NBC"). The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant's copyright, or breaching any defendant's retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in the Hopper™ set-top boxes we design and sell to DISH Network. A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days. A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back the next day after the show's original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, "DISH") in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH's use of Sling placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

As a result of certain parties' competing counterclaims and venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims are presently pending in the following venues: (1) the copyright and contract claims regarding the ABC parties are pending in New York; (2) the copyright and contract claims regarding the CBS parties are pending in New York; (3) the copyright and contract claims regarding the Fox parties are pending in California; and (4) the copyright and contract claims regarding the NBC parties are pending in California.

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs' motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion. The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs' motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features. On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014. On March 27, 2013, at the request of the parties, the United States District Court for the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.

On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement. We and our subsidiary answered on September 18,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2012. On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012. Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement. On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime Anytime and AutoHop features. On September 18, 2013, the New York court denied that motion. The ABC plaintiffs appealed, and oral argument on the appeal began on February 20, 2014 before the United States Court of Appeals for the Second Circuit. In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH. A hearing on that motion was held on April 19, 2013, the Fox plaintiffs' motion was denied on September 23, 2013, and the Fox plaintiffs filed a notice of appeal on October 22, 2013. The Fox claims are set for trial on January 13, 2015, and the ABC and CBS claims are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, "Harbinger"), a shareholder of LightSquared Inc., filed an adversary proceeding against EchoStar Corporation, DISH Network Corporation, L-Band Acquisition, LLC ("LBAC"), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC ("SPSO") (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC). Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO. Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than EchoStar Corporation, DISH Network Corporation and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger's complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention. On November 15, 2013, LightSquared filed its complaint, which included various claims against EchoStar Corporation, DISH Network Corporation, Mr. Ergen and SPSO. On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO. On December 12, 2013,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger. The surviving claims include, among others, LightSquared's claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared's tortious interference claim against EchoStar Corporation, DISH Network Corporation and Mr. Ergen; and Harbinger's claim against SPSO for equitable disallowance. These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014. The parties are in the process of post-trial briefing and a hearing for closing arguments has been set for March 12, 2014.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. ("Nazomi") filed suit against Sling Media, Inc. ("Sling"), our indirect wholly owned subsidiary, as well as Nokia Corp, Nokia Inc., Microsoft Corp., Amazon.com Inc., Western Digital Corp., Western Digital Technologies, Inc., Garmin Ltd., Garmin Corp., Garmin International, Inc., Garmin USA, Inc., Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the "362 patent") and United States Patent No. 7,225,436 (the "436 patent"). The 362 patent and the 436 patent relate to Java hardware acceleration. On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling's motion for summary judgment of non-infringement. On January 10, 2014, the United States Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC ("NAT") filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the "710 patent"), which is entitled "System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links." NAT re-filed its case on July 19, 2013. NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. ("PMC") filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414, 4,965,825, 5,233,654, 5,335,277, and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants. On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, "Gemstar") as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar's license to the patents in suit, under which DISH Network and we are sub licensees. A new trial date has not yet been set.

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

Premier International Associates, LLC

On August 3, 2012, Premier International Associates, LLC ("Premier International Associates") filed suit against EchoStar Corporation, our wholly-owned subsidiary EchoStar Technologies L.L.C. and DISH Network and its indirect wholly owned subsidiaries, DISH DBS and DISH Network L.L.C., in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. 6,243,725 (the "725 patent"), which is entitled "List Building System." The 725 patent relates to a system for building an inventory of audio/visual works. Premier International Associates is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On March 27, 2013, Premier International Associates dismissed the action against us and the DISH Network defendants with prejudice, pursuant to a settlement under which we and the DISH Network defendants made an immaterial payment in exchange for a license to certain patents and patent applications.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, derivatively on behalf of EchoStar Corporation, filed suit (the "Jacobi Litigation") against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada. The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants' fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

On December 18, 2012, Chester County Employees' Retirement Fund, derivatively on behalf of EchoStar Corporation, filed a suit (the "Chester County Litigation") against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Anthony M. Federico, Pradman P. Kaul, Joseph P. Clayton, and EchoStar Corporation in the United States District Court for the District of Colorado. The complaint similarly alleges that the March 2011 attempted grant of

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

1.5 million stock options to Charles Ergen breached defendants' fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC ("TDL") filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC ("TQP") filed suit against our indirectly wholly-owned subsidiary, Sling Media, Inc. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled "Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys." On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent. TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 17. Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker ("CODM"), who for EchoStar is the Company's Chief Executive Officer. Under this definition, we operate three primary business segments.

  •
  EchoStar Technologies—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Our segment operating results do not include real estate and other activities, costs of certain business development activities, expenses of various corporate departments and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt. These activities are accounted for in the "All Other and Eliminations" column in the table below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis. For the years ended December 31, 2013, 2012 and 2011, transactions between segments were not significant.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported "Income (loss) before income taxes" in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2013
Net revenue:
External revenue	$1,715,579	$1,215,783	$326,828	$24,262	$3,282,452
Intersegment revenue	$412	$2,343	$3,349	$(6,104)	$—
Total revenue	$1,715,991	$1,218,126	$330,177	$18,158	$3,282,452
Capital expenditures	$56,935	$186,561	$12,700	$135,677	$391,873
EBITDA	$136,057	$281,513	$235,993	$(3,466)	$650,097
For the Year Ended December 31, 2012
Net revenue:
External revenue	$1,658,203	$1,156,590	$275,280	$31,631	$3,121,704
Intersegment revenue	$1,826	$2,124	$2,705	$(6,655)	$—
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
Capital expenditures	$69,809	$292,222	$118,998	$31,976	$513,005
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898
For the Year Ended December 31, 2011
Net revenue:
External revenue	$1,780,491	$675,586	$277,707	$27,647	$2,761,431
Intersegment revenue	$151	$636	$418	$(1,205)	$—
Total revenue	$1,780,642	$676,222	$278,125	$26,442	$2,761,431
Capital expenditures	$81,420	$156,768	$119,004	$19,980	$377,172
EBITDA	$144,753	$167,100	$197,848	$(26,895)	$482,806

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
EBITDA	$650,097	$793,898	$482,806
Interest income and expense, net	(177,898)	(141,853)	(71,772)
Depreciation and amortization	(507,111)	(457,326)	(385,894)
Net income (loss) attributable to noncontrolling interests	876	(35)	635

Income (loss) before income taxes	$(34,036)	$194,684	$25,775

Geographic Information and Transactions with Major Customers

Geographic Information.    Revenue is attributed to geographic regions based upon the location where the goods and services are provided. North America revenue includes transactions with North America customers. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

South America, and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

	As of December 31,
Long-lived assets:	2013	2012
	(In thousands)
North America:
United States	$3,745,403	$3,921,385
Other	947	40
All other	150,139	108,991

Total	$3,896,489	$4,030,416

	For the Years Ended December 31,
Revenue:	2013	2012	2011
	(In thousands)
North America:
United States	$2,819,968	$2,403,976	$2,229,498
Other	215,787	360,590	316,060
All other	246,697	357,138	215,873

Total	$3,282,452	$3,121,704	$2,761,431

Transactions with Major Customers.    For the years ended December 31, 2013, 2012 and 2011, our revenue included sales to two major customers. The following table summarizes sales to each customer and its percentage of total revenue.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total revenue:
DISH Network:
EchoStar Technologies segment	$1,546,051	$1,277,038	$1,413,940
Hughes segment	113,869	34,017	1,854
EchoStar Satellite Services segment	247,174	201,300	215,741
All Other and Eliminations	24,541	31,409	23,394

Total DISH Network	1,931,635	1,543,764	1,654,929
Bell TV (EchoStar Technologies segment)	77,475	222,038	218,329
All other	1,273,342	1,355,902	888,173

Total revenue	$3,282,452	$3,121,704	$2,761,431

Percentage of total revenue:
DISH Network	58.8%	49.5%	59.9%

Bell TV	2.4%	7.1%	7.9%

All other	38.8%	43.4%	32.2%

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 18. Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2013:
Total revenue	$795,454	$830,003	$848,908	$808,087
Operating income	$23,936	$6,088	$40,904	$32,659
Net income (loss) attributable to EchoStar	$3,458	$(9,759)	$4,320	$4,506
Basic earnings (loss) per share	$0.04	$(0.11)	$0.05	$0.05
Diluted earnings (loss) per share	$0.04	$(0.11)	$0.05	$0.05
Year ended December 31, 2012:
Total revenue	$764,780	$806,004	$764,721	$786,199
Operating income	$29,410	$45,933	$23,880	$663
Net income attributable to EchoStar	$126,588	$35,682	$22,554	$26,224
Basic EPS	$1.46	$0.41	$0.26	$0.29
Diluted EPS	$1.45	$0.41	$0.26	$0.28

For the quarter ended December 31, 2013, our operating results included (i) $7.8 million in non-operating interest income and gains in connection with the settlement of certain accounts receivable and (ii) a goodwill impairment charge of $3.8 million.

For the quarter ended December 31, 2012, our operating results included (i) a $28.5 million nonrecurring dividend from a strategic investment and (ii) $32.8 million in impairment charges for certain of our goodwill and intangible assets.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

"Equipment revenue—DISH Network"

Receiver Agreement.    Effective January 1, 2012, we and DISH Network entered into a receiver agreement (the "2012 Receiver Agreement"), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014. The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase. We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters. DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to us. We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network. DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term.

In connection with the Spin-off, we and DISH Network entered into a receiver agreement pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes and related accessories, and other equipment from us for a period that ended on January 1, 2012 (the "Prior Receiver Agreement"). The Prior Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories and other equipment from us at our cost plus a fixed percentage margin, which varied depending on the nature of the equipment purchased. Additionally, we provided DISH Network with standard manufacturer warranties for the goods sold under the Prior Receiver Agreement. DISH Network was able to terminate the Prior Receiver Agreement for any reason upon at least 60 days notice to us. We were able to terminate the Prior Receiver Agreement if certain entities were to acquire DISH Network. The Prior Receiver Agreement also included an indemnification provision, whereby the parties indemnified each other for certain intellectual property matters.

"Services and other revenue—DISH Network"

Broadcast Agreement.    Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the "2012 Broadcast Agreement") pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016. The fees for the services provided under the 2012 Broadcast Agreement are calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided. DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us. If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

In connection with the Spin-off, we and DISH Network entered into a broadcast agreement pursuant to which we provided certain broadcast services to DISH Network, including teleport services such as

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

transmission and downlinking, channel origination services, and channel management services for a period that ended on January 1, 2012 (the "Prior Broadcast Agreement"). DISH Network had the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us. If DISH Network terminated teleport services for a reason other than our breach, DISH Network was obligated to pay us the aggregate amount of the remainder of the expected cost of providing the teleport services. The fees for the services provided under the Prior Broadcast Agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the products and services provided.

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

  EchoStar VI, VIII and XII.     The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless, in the case of EchoStar VI or XII, DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fail; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network has the option to renew the lease of EchoStar VI or XII on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any option to renew such agreement will be exercised. Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms; DISH Network no longer leases capacity from us on the EchoStar VI satellite however, in May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014 this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Satellite and Tracking Stock Transaction.    On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS will issue shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, DISH Network will lease certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction"). See Note 20 for a discussion of our subsequent events.

Nimiq 5 Agreement.    During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada ("Telesat") to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the "Telesat Transponder Agreement"). During 2009, we also entered into a satellite service agreement (the "DISH Nimiq 5 Agreement") with DISH Network, pursuant to which DISH Network leases from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.    During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network leases 24 of the DBS transponders on QuetzSat-1. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location. In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location. During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network. In January 2013, QuetzSat-1 was moved to the 77 degree west

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

103 Degree Orbital Location/SES-3.    During May 2012, we entered into a spectrum development agreement (the "103 Spectrum Development Agreement") with Ciel Satellite Holdings Inc. ("Ciel") to develop certain spectrum rights at the 103 degree west longitude orbital location (the "103 Spectrum Rights"). During June 2013, we and DISH Network entered into a spectrum development agreement (the "DISH 103 Spectrum Development Agreement") pursuant to which DISH Network may use and develop the 103 Spectrum Rights. During the third quarter 2013, DISH Network made a payment to us in exchange for these rights. Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we lease certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the "103 Service Agreement"). During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leases certain satellite capacity from us on the SES-3 satellite (the "DISH 103 Service Agreement"). Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term. Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date. Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.    Effective January 1, 2012, we entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the "2012 TT&C Agreement"). The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. See Note 20 for a discussion of our subsequent events.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In connection with the Spin-off, we entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provided TT&C services to DISH Network for a period that ended on January 1, 2012 (the "Prior TT&C Agreement"). The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin. DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DISH Remote Access Services Agreement.    Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder ("DVR") management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days notice to us.

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

Blockbuster Agreements.    On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the "Blockbuster Acquisition"). On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the "Hughes Acquisition"). Hughes Network Systems, LLC ("HNS"), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition. Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the "Blockbuster VSAT Agreement"). The term of the Blockbuster VSAT Agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

In connection with the closing of all of the Blockbuster retail locations, we received a notice in November 2013 that, effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, would be terminated.

Radio Access Network Agreement.    On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network ("RAN") for a fixed fee. The completion of the RAN under this agreement is expected to occur on or before November 29, 2014. This agreement generally may be terminated by DISH Network at any time for convenience.

RUS Implementation Agreement.    In September 2010, DISH Broadband L.L.C. ("DISH Broadband"), DISH Network's wholly owned subsidiary, was selected by the Rural Utilities Service ("RUS") of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the "Grant Funds"). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the "RUS Agreement") pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband's RUS program. The initial term of the RUS Agreement continues until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted. In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS. The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

TerreStar Agreement.    On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar. Prior to DISH Network's acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar's satellite gateway and associated ground infrastructure. These agreements generally may be terminated by DISH Network at any time for convenience.

Hughes Broadband Distribution Agreement.    Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the "Distribution Agreement") pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service"). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber's service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement. As part of the Satellite and Tracking Stock Transaction, on February 20, 2014, Hughes and dishNET entered into an amendment to the Distribution Agreement which will, among other things, extend the initial term of the Distribution Agreement through March 1, 2024. See Note 20 for a discussion of our subsequent events.

Set-Top Box Application Development Agreement.    During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the "Application Development Agreement") pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for the period ending February 1, 2015. The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days notice. The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.    During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the "XiP Encryption Agreement") pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes. The term of the XiP Encryption Agreement is until December 31, 2014. Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon at least 180 days notice prior to the end of the term. We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days' notice and 30 days' notice, respectively. The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Professional Services Agreement.    In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days' notice.

Real Estate Lease Agreements.    Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

  El Paso Lease Agreement.     During 2012, we leased certain space at 1285 Joe Battle Blvd., El Paso, Texas from DISH Network for a period ending on August 1, 2015, which also provides us with renewal options for four consecutive three year terms.

  American Fork Occupancy License Agreement.     The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.

Other Agreements—DISH Network

Satellite Capacity Leased from DISH Network.    Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which we acquire certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network. The fees for the services provided under these

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease. The term of each satellite capacity agreement is set forth below:

  D-1.     In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS leases certain satellite capacity from DISH Network on the D-1 satellite for research and development. This service agreement terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

  EchoStar XV.    In May 2013, we began leasing satellite capacity from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

Remanufactured Receiver Agreement.    In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. In November 2013, we and DISH Network extended this agreement until December 31, 2014. We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network. DISH Network may also terminate this agreement if certain entities acquire it. Our purchase of remanufactured receivers and related components from DISH Network was minimal, $3.5 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS's examination of our consolidated tax returns. Prior to the agreement with DISH Network, the federal tax benefits of $82.8 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement requires DISH Network to pay us $82.8 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

which we currently estimate would be after 2014. Accordingly, we recorded a noncurrent receivable from DISH Network for $82.8 million in "Other receivable—DISH Network" and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013. In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

TiVo.    On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. ("TiVo"). The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.

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

Patent Cross-License Agreements.    During December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby: (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a "Cross-License Agreement"). Each Cross-License Agreement covers patents acquired by the respective party prior to January 1, 2017 and aggregate payments under both Cross-License Agreements total less than $10.0 million. Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 1, 2022. If both options are exercised, the aggregate additional payments to such third party would total less than $3.0 million. However, we and DISH Network may elect to extend our respective Cross-License Agreement independently of each other. Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenue of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DBSD North America Agreement.    On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. ("DBSD North America"). Prior to DISH Network's acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America's satellite gateway and associated ground infrastructure. This agreement was renewed for a one-year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days' notice prior to the expiration of any renewal term.

DISH Digital Holding L.L.C.    Effective July 1, 2012, we and DISH Network formed DISH Digital, which is owned two-thirds by DISH Network and one-third by EchoStar. DISH Digital was formed to develop and commercialize certain advanced technologies. We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital's business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. We account for our investment in DISH Digital using the equity method.

TerreStar-2 Development Agreement.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed ("T2 ATP") with SS/L, LLC in connection with the construction of the T2 satellite. In exchange, DISH Network granted us certain rights to purchase the T2 satellite during the term of the T2 Development Agreement. The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network's rights and obligations under the T2 ATP and the related agreement for the construction of the T2 satellite with SS/L. The T2 Development Agreement expires on the later of: (i) December 19, 2014, or (ii) the date on which the T2 ATP expires.

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

Hughes Systique Corporation ("Hughes Systique")

We contract with Hughes Systique for software development services. In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique's outstanding shares as of December 31, 2013. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. We are considered the "primary beneficiary" of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As a result, we are required to consolidate Hughes Systique's financial statements in our Consolidated Financial Statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. ("NagraStar"), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. We account for our investment in NagraStar using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Purchases from NagraStar	$14,901	$13,024	$16,771

	As of December 31,
	2013	2012
	(In thousands)
Due to NagraStar	$1,211	$2,694

Commitments to purchase from NagraStar	$5,874	$7,303

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

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Digital set-top boxes and related accessories	$36,929	$58,097	$62,964

Satellite services	$22,638	$13,320	$8,520

Uplink services	$6,735	$9,144	$8,137

Other services	$127	$640	$—

	As of December 31,
	2013	2012
	(In thousands)
Due from Dish Mexico	$3,506	$11,699

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC ("Deluxe"), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. For the years ended December 31, 2013, 2012 and 2011, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1.8 million, $1.6 million and $0.2 million, respectively. As of December 31, 2013 and 2012, we have receivables from Deluxe of approximately $1.1 million and $0.8 million, respectively.

Note 20. Subsequent Events

Satellite and Tracking Stock Transaction.

On February 20, 2014, EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar will issue two series of preferred tracking stocks in exchange for the transfer by DISH of five satellites (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, we will lease to DISH Network certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction").

Transaction Agreement.    On February 20, 2014, EchoStar Corporation, Hughes Satellite Systems Corporation ("HSS"), and certain of our other subsidiaries entered into a Transaction Agreement (the "Transaction Agreement") with DISH Operating L.L.C. ("DOLLC") and DISH Network L.L.C. ("DNLLC" and, together with DOLLC, the "DISH Investors"), each an indirect wholly-owned subsidiary of DISH Network Corporation ("DISH Network"), and EchoStar XI Holding L.L.C., a wholly-owned subsidiary of DNLLC, pursuant to which on March 1, 2014, EchoStar Corporation and HSS will among other things, issue an aggregate of 6,290,499 shares (the "EchoStar Tracking Stock") and 81.128 shares the "HSS Tracking Stock", and together with the EchoStar Tracking Stock, the "Tracking Stock"), respectively, of preferred tracking stock to the DISH Investors in exchange for the transfer by the DISH Investors and their respective subsidiaries, as applicable, to EchoStar Corporation and HSS, as applicable, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations of approximately $58.9 million) and approximately $11.4 million in cash (the "Transaction"). The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSS ("Hughes"), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the "Hughes Retail Group"). The shares of the Tracking Stock to be issued to the DISH Investors will represent an aggregate 80.0% economic interest in the Hughes Retail Group. In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar will retain all economic interest in the wholesale satellite broadband business. The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased to DISH.    On February 20, 2014, we and certain subsidiaries of DISH Network entered into certain satellite capacity agreements pursuant to which beginning March 1, 2014, DISH Network will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV satellites. The total fees for the services provided under these satellite capacity agreements depend, among other things, upon the number of transponders on the applicable satellite and the length of the lease. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

fails; or (iii) a certain date based upon, among other things, the estimated useful life of the satellite. DISH generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.    On February 20, 2014, EchoStar and HSS entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the DISH Investors with respect to the Tracking Stock. The Investor Rights Agreement provides for, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock for one year, with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock. The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSS-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

ECHOSTAR CORPORATION
SCHEDULE I

Parent company only financials are provided only as of and for the years ended December 31, 2013 and 2012 because there were no restricted net assets of EchoStar that would require the filing of such parent company only financials prior to issuance of the Notes and acquisition of Hughes Communications, Inc. and its subsidiaries in June 2011.

CONDENSED BALANCE SHEETS
(Parent Company Information Only—See Notes to Consolidated Financial Statements)
(In thousands, except per share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$399,838	$471,820
Marketable investment securities	869,673	773,529
Other current assets	—	16,678

Total current assets	1,269,511	1,262,027

Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	1,933,533	1,819,699
Restricted cash and marketable investment securities	1,023	979
Deferred tax assets	77,664	112,619
Other intangible assets, net	39,150	56,113
Other investments	37,296	54,324
Other receivable—DISH Network	87,972	—

Total noncurrent assets	2,176,638	2,043,734

Total assets	$3,446,149	$3,305,761

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable—DISH Network	$—	$70
Accrued expenses and other	225,325	159,177
Deferred tax liabilities	2,444	3,712

Total current liabilities	227,769	162,959

Noncurrent Liabilities:
Long-term deferred revenue and other long-term liabilities	1,010	1,912

Total noncurrent liabilities	1,010	1,912

Total liabilities	228,779	164,871

Commitments and Contingencies	—	—
Stockholders' Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 48,370,956 and 45,449,362 shares issued, and 42,838,638 and 39,917,044 shares outstanding, respectively	48	45
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,502,005	3,394,646
Accumulated other comprehensive income (loss)	(14,655)	18,752
Accumulated deficit	(171,914)	(174,439)
Treasury stock, at cost	(98,162)	(98,162)

Total stockholders' equity	3,217,370	3,140,890

Total liabilities and stockholders' equity	$3,446,149	$3,305,761

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information Only—See Notes to Consolidated Financial Statements)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Costs and Expenses:
Selling, general and administrative expenses	$1,598	$1,083	$1,762
Depreciation and amortization	16,964	16,965	15,982

Total costs and expenses	18,562	18,048	17,744

Operating loss	(18,562)	(18,048)	(17,744)

Other Income (Expense):
Interest income and expense, net	7,197	8,874	7,105
Realized gains on marketable investment securities and other investments, net	36,280	162,257	6,518
Equity in earnings (losses) of unconsolidated affiliates, net	(12,068)	(7,224)	3,325
Gains on investments accounted for at fair value, net	—	—	15,871
Other, net	(598)	46,026	—

Total other income, net	30,811	209,933	32,819

Income before income taxes and equity in earnings of consolidated subsidiaries, net	12,249	191,885	15,075
Equity in earnings (losses) of consolidated subsidiaries, net	(2,251)	16,033	(2,010)
Income tax benefit (provision), net	(7,473)	3,130	(9,426)

Net income	$2,525	$211,048	$3,639

Comprehensive Income (Loss):
Net income	$2,525	$211,048	$3,639

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(15,508)	(2,595)	(14,095)
Unrealized gains (losses) on AFS securities and other	18,413	30,799	(1,276)
Recognition of previously unrealized gains on AFS securities in net income	(36,312)	(175,223)	(6,637)

Total other comprehensive loss, net of tax	(33,407)	(147,019)	(22,008)

Comprehensive income (loss)	$(30,882)	$64,029	$(18,369)

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information Only—See Notes to Consolidated Financial Statements)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$2,525	$211,048	$3,639
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,964	16,965	15,982
Equity in losses (earnings) of unconsolidated affiliates, net	12,068	7,224	(3,325)
Equity in losses (earnings) of consolidated subsidiaries, net	2,251	(16,033)	2,010
Realized gains on marketable investment securities and other investments, net	(36,280)	(162,257)	(6,518)
Gains on investments accounted for at fair value, net	—	—	(15,871)
Deferred tax provision (benefit)	33,380	(95,982)	(49,353)
Changes in current assets and current liabilities, net	88,677	101,434	119,472
Changes in noncurrent assets and noncurrent liabilities, net	(88,874)	1,912	—
Other, net	24,494	16,893	10,173

Net cash flows from operating activities	55,205	81,204	76,209

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(957,142)	(878,427)	(1,746,577)
Sales and maturities of marketable investment securities	857,139	931,317	1,470,904
Contributions to subsidiaries and affiliates, net	(98,387)	(118,049)	(135,060)
Distribution received from investments in affiliates	—	7,500	—
Change in restricted cash and marketable investment securities	(44)	(233)	105
Purchase of strategic investments securities	—	—	(59,475)
Proceeds from sale of strategic investments	—	—	697,498
Other, net	—	—	(1,596)

Net cash flows from investing activities	(198,434)	(57,892)	225,799

Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	71,247	15,398	28,718
Other	—	—	1,882

Net cash flows from financing activities	71,247	15,398	30,600

Net increase (decrease) in cash and cash equivalents	(71,982)	38,710	332,608
Cash and cash equivalents, beginning of period	471,820	433,110	100,502

Cash and cash equivalents, end of period	$399,838	$471,820	$433,110

ECHOSTAR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2013, 2012 and 2011 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2013	$16,894	$35,311	$(38,968)	$13,237
December 31, 2012	$18,484	$27,099	$(28,689)	$16,894
December 31, 2011	$7,644	$18,779	$(7,939)	$18,484