Form 10-K/A
period 2013-12-31
EchoStar CORP
filed 2014-04-30
CIK 1415404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 001-33807

EchoStar Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	26-1232727 (I.R.S. Employer Identification No.)
100 Inverness Terrace East, Englewood, Colorado (Address of Principal Executive Offices)	80112-5308 (Zip Code)

Registrant's telephone number, including area code: (303) 706-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

As of April 15, 2014, the registrant's outstanding common stock consisted of 43,232,940 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") is being filed with respect to the EchoStar Corporation ("EchoStar" or "Corporation") Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 21, 2014 (the "Original Form 10-K"). In reliance on General Instruction G(3) of Form 10-K, the Original 10-K omitted the information required by Part III (Items 10, 11, 12, 13, and 14) which had been contemplated to be incorporated by reference from EchoStar's definitive Proxy Statement for its 2014 annual meeting of shareholders expected to be filed with the Securities and Exchange Commission within 120 days after the end of EchoStar's 2013 fiscal year.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Form 10-K, are amended and restated to include this information, and Part IV, Item 15 of the Original Form 10-K has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. Except as set forth in this Explanatory Note, this 10-K/A does not modify or update any of the disclosures contained in the Original Form 10-K to reflect any events that occurred at a date later than February 21, 2014. Accordingly, this 10-K/A should be read in conjunction with the Original Form 10-K and with EchoStar's other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table and information below sets forth the name, age and position with EchoStar of each of our directors, the period during which each director has served as such, and each director's business experience during at least the past five years.

Name	Age	First Became Director	Position with the Corporation
R. Stanton Dodge	46	2009	Director
Michael T. Dugan	65	2007	Director, Chief Executive Officer and President
Charles W. Ergen	61	2007	Chairman
Anthony M. Federico	66	2011	Director
Pradman P. Kaul	67	2011	Director and President, Hughes Communications, Inc.
Tom A. Ortolf	63	2007	Director
C. Michael Schroeder	65	2007	Director

R. Stanton Dodge.    Mr. Dodge has served as a member of our Board of Directors since 2009. Mr. Dodge is currently the Executive Vice President, General Counsel and Secretary of DISH Network Corporation ("DISH Network") and is responsible for all legal and government affairs of DISH Network and its subsidiaries. From October 2007 to November 2011, Mr. Dodge served as our Executive Vice President, General Counsel and Secretary pursuant to a management services agreement between DISH Network and EchoStar that was entered into in connection with the spin-off of EchoStar from DISH Network on January 1, 2008 (the "Spin-off"). Since joining DISH Network in November 1996, he has held various positions of increasing responsibility in DISH Network's legal department. The Board of Directors concluded that Mr. Dodge should serve as a member of the Board of Directors due to, among other things, his knowledge of our industry particularly in light of his business and legal expertise obtained during his prior service as our General Counsel, his service as DISH Network's General Counsel and roles of increasing responsibility held at DISH Network during his 17 years of service.

Michael T. Dugan.    Mr. Dugan has served as our Chief Executive Officer and President since November 2009. Mr. Dugan has also served as a member of our Board of Directors since our formation in 2007. Mr. Dugan served as a senior advisor to EchoStar from January 1, 2008 until November 2009. From May 2004 to December 2007, he was a director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time. Mr. Dugan served as a director of Frontier Corporation from October 2006 until November 2009. The Board of Directors concluded that Mr. Dugan should serve as a member of the Board of Directors due to, among other things, his knowledge and experience in the telecommunications and related industries from his service over the years as a director or officer with a number of different companies in those industries.

Charles W. Ergen.    Mr. Ergen has served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007. Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009. Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries. The Board of Directors concluded that Mr. Ergen should serve as a member of the Board of Directors due to, among other things, his role as DISH Network's co-founder and as our controlling shareholder and the expertise, leadership and strategic direction that he has contributed to the Corporation since our formation, in addition to his extensive experience in our industry.

Anthony M. Federico.    Mr. Federico has served as a member of our Board of Directors since May 2011, and serves on our Executive Compensation Committee, Nominating Committee, and Audit Committee. The Board of Directors has determined that Mr. Federico meets the independence requirements of NASDAQ and SEC rules and regulations. Until 2012, Mr. Federico served as Vice President, Chief Engineer, and Graphic Communications Executive Liaison of Xerox Corporation ("Xerox"). Mr. Federico joined Xerox in 1968, and held various product and general management positions, as well as numerous engineering, solutions, information management, and process re-engineering positions. Mr. Federico led the internal development of most of Xerox's major production products over the last 20 years, including DocuPrint, DocuTech, DocuTech HLC, Nuvera, and iGen3. Mr. Federico's other positions previously held with Xerox included: Vice President/General Manager Production Solutions Businesses, Vice President of Technology for Production Systems, Vice President/General Manager Technology and Document Production Solutions, and Vice President Market-To-Collection and North American Information Management. The Board of Directors concluded that Mr. Federico should serve as a member of the Board of Directors due to, among other things, his technical and managerial experience, acquired, in part, during his tenure with Xerox.

Pradman P. Kaul.    Mr. Kaul has served as President of Hughes Communications, Inc. ("Hughes Communications") since its formation in February 2006 and as President and CEO of Hughes Network Systems, LLC, a wholly owned subsidiary of Hughes Communications ("HNS" and, together with Hughes Communications, "Hughes") since 2000. Mr. Kaul has also served as a member of our Board of Directors since August 2011 as well as a member of the board of directors of Hughes Communications from February 2006 until June 2011. Previously, Mr. Kaul also served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS. The Board of Directors concluded that Mr. Kaul should serve as a member of the Board of Directors due to, among other things, his technical and managerial experience acquired within the satellite industry, including his experience with Hughes.

Tom A. Ortolf.    Mr. Ortolf has served as a member of our Board of Directors since our formation in 2007, and is a member of our Executive Compensation Committee, Nominating Committee, and Audit Committee, where he serves as our "audit committee financial expert." The Board of Directors has determined that Mr. Ortolf meets the independence requirements and "audit committee financial expert" requirements of NASDAQ and SEC rules and regulations. Since 2005, Mr. Ortolf has also served as a member of the Board of Directors of DISH Network and as a member of its Executive Compensation Committee, Nominating Committee, and Audit Committee. Mr. Ortolf has been the President of CMC, a privately held investment management firm, for over twenty years. The Board of Directors concluded that Mr. Ortolf should serve as a member of the Board of Directors due to, among other things, his extensive knowledge of EchoStar from his service as a director since 2007 and as a director of DISH Network and his investment and financial experience gained, in part, as President of CMC.

C. Michael Schroeder.    Mr. Schroeder has served as a member of our Board of Directors since our formation in 2007, and serves on our Executive Compensation Committee, Nominating Committee, and Audit Committee. The Board of Directors has determined that Mr. Schroeder meets the independence requirements of NASDAQ and SEC rules and regulations. In 1981, Mr. Schroeder founded Consumer Satellite Systems, Inc. ("CSS"), which he grew to encompass a 10 state distribution system operating in a region ranging from Wisconsin to Florida. CSS served retailers selling satellite systems, televisions and a range of consumer electronics products. Mr. Schroeder also founded a programming division of CSS that grew to serve over 400,000 subscribers. Prior to the Spin-off of EchoStar from DISH Network, Mr. Schroeder served on the Board of Directors of DISH Network and was a member of DISH Network's Executive Compensation Committee, Nominating Committee, and Audit Committee. The Board of Directors concluded that Mr. Schroeder should serve as a member of the Board of Directors due to, among other things, his knowledge of EchoStar from his service as a director since

2007, as a director of DISH Network prior to the Spin-off, and his operational expertise and satellite systems sales knowledge developed, in part, with CSS.

Executive Officers

The table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during at least the past five years. Information concerning Charles W. Ergen, Chairman; Michael T. Dugan, Chief Executive Officer, President and Director; and Pradman P. Kaul, President Hughes Communications, Inc. and Director, is set forth above under "Board of Directors".

Name	Age	Position
Mark W. Jackson	53	President, EchoStar Technologies L.L.C
Anders N. Johnson	57	President, EchoStar Satellite Services L.L.C.
Kenneth G. Carroll	59	Executive Vice President, Corporate and Business Development
Sandi L. Kerentoff	60	Executive Vice President, Global Human Resources
Kranti K. Kilaru	49	Executive Vice President, Business Systems, IT and Operations
Dean A. Manson	47	Executive Vice President, General Counsel and Secretary
David J. Rayner	57	Executive Vice President, Chief Financial Officer and Treasurer

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

Sandi L. Kerentoff.    Ms. Kerentoff has served as our Executive Vice President, Global Human Resources since February 2012, following her appointment as head of Global Human Resources in October 2011. Ms. Kerentoff also has served as Senior Vice President, Administration and Human Resources of HNS since April 2000. Ms. Kerentoff joined HNS in 1977 and, from 1977 to 2000, held various positions of increasing responsibility.

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

Dean A. Manson.    Mr. Manson has served as our Executive Vice President, General Counsel and Secretary since November 2011, and is responsible for all legal and government affairs of EchoStar and its subsidiaries. Mr. Manson joined HNS in 2000 from the law firm of Milbank, Tweed, Hadley & McCloy, where he focused on international project finance and corporate transactions, and was appointed General Counsel of Hughes in 2004.

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

There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such, nor are any of our directors or executive officers party to any legal proceedings adverse to us. Pursuant to the Bylaws of EchoStar, executive officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our equity securities. One of our directors, Mr. C. Michael Schroeder failed to file on a timely basis with the SEC a Form 4 to report one transaction of a non-employee director stock option grant in 2013. In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

Information regarding our code of ethics is contained in Part I of the Original 10-K filed with the SEC on February 21, 2014 under the caption "Item 1. Business—Website Access."

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised solely of independent directors. The current Compensation Committee members are Mr. Ortolf, Mr. Schroeder and Mr. Federico. None of these individuals was an officer or employee of EchoStar or DISH Network at any time during the 2013 fiscal year. With the exception of those executive officers and directors who are also executive officers or directors of DISH Network, no executive officer or director of EchoStar served on the board of directors or compensation committee of any other entity that had one or more executive officers who served as a member of EchoStar's Board of Directors or Compensation Committee during the 2013 fiscal year.

Nominating Committee Information

The Nominating Committee has not adopted a written policy with respect to the consideration of candidates proposed by shareholders or with respect to nominating anyone to our Board other than nonemployee directors. There have been no material changes to this policy since our most recent Proxy Statement.

The information required by this Item with respect to the selected Audit Committee information is set forth on page 37 of this report under the caption "Director Independence."

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis ("CD&A") addresses our compensation objectives and policies for our Chief Executive Officer, Chief Financial Officer, and next three most highly compensated executive officers ("NEOs"), the elements of NEO compensation and the application of those objectives and policies to each element of compensation for our NEOs for fiscal year 2013.

Our NEOs in 2013 were Mr. Michael T. Dugan; Mr. Charles W. Ergen; Mr. Mark W. Jackson; Mr. Pradman P. Kaul; and Mr. David J. Rayner. All of our NEOs, with the exception of Mr. Ergen, were employed and solely compensated by EchoStar during 2013. Mr. Ergen was employed by and compensated by both EchoStar and DISH Network in 2013; however, the compensation paid by DISH Network had no impact on our compensation decisions. Mr. Kaul was employed and compensated by Hughes Communications, Inc. and its subsidiaries ("Hughes") prior to our acquisition of all of the outstanding equity of Hughes Communications, Inc. (the "Hughes Acquisition") on June 8, 2011, and was employed and compensated by us thereafter. Mr. Kaul's compensation was set by Hughes prior to the Hughes Acquisition. For a discussion of Hughes' prior compensation policies, please see the periodic reports filed by Hughes with the SEC, including Hughes' proxy statement on Schedule 14A for the year ended December 31, 2010. With the exception of Mr. Kaul who entered into an agreement regarding his employment with Hughes prior to the Hughes Acquisition, none of our NEOs have entered into an employment agreement with us.

Overall Executive Compensation Program Objectives and Policies

Compensation Philosophy

Our executive compensation program was guided by the following key principles in 2013:

•
attraction, retention and motivation of executive officers over the long-term;

•
recognition of individual performance;

•
recognition of the achievement of company-wide performance goals, if any; and

•
creation of shareholder value by aligning the interests of management and shareholders through equity incentives.

General Compensation Levels

The total direct compensation opportunities, both base salaries and long-term incentives, offered to our NEOs have been designed to ensure that they are competitive with market compensation levels, support our executive recruitment and retention objectives, reward individual and company-wide performance and contribute to our long-term success by aligning the interests of our executive officers and shareholders.

The Executive Compensation Committee of the EchoStar Board of Directors (the "Compensation Committee"), without Mr. Ergen present, determined Mr. Ergen's compensation in 2013. Mr. Ergen recommended to the Board of Directors, but the Board of Directors ultimately approved, the base compensation of the NEOs other than Mr. Ergen. The Compensation Committee makes and approves grants of options and other equity-based compensation to the NEOs.

In determining the amount of each NEO's overall compensation, the Board of Directors reviews the information described in "Compilation of Certain Peer Group Data" below, the executive's performance (after reviewing Mr. Ergen's recommendations with respect to the NEOs), the executive's success in achieving individual and company-wide goals, whether the performance goals of any short-term or long-term incentive plans were met and the payouts that would become payable upon achievement of those performance goals, equity awards previously granted to the executive, and equity awards that would normally be granted upon a promotion in accordance with our policies for promotions. The Board of Directors has also considered the extent to which individual efforts of each of the NEOs resulted in tangible increases in corporate, division or department success when setting base cash salaries and any short-term incentive compensation. This approach to general compensation levels is not formulaic and the weight given to any particular factor in determining a particular NEO's compensation depends on the subjective consideration of all factors described above in the aggregate.

With respect to equity incentive compensation, we attempt to ensure that each of the NEOs has appropriate incentives tied to the performance of our Class A Shares. Therefore, we may grant more options to one particular NEO in a given year if a substantial portion of the NEO's equity incentives are vested and the underlying stock is capable of being sold. In addition, if an NEO recently received a substantial amount of equity incentives, we may not grant any equity incentives to that particular NEO.

Compilation of Certain Peer Group Data

In connection with the approval process for our 2013 executive officer compensation, the Board of Directors and Compensation Committee had management prepare a compilation of the compensation components for the NEOs of companies similar in size and/or industry to EchoStar, as disclosed in their respective publicly-filed proxy statements (the "Peer Group Data"). The surveyed companies included, among others companies: Loral Space & Communications, Inc., Cisco Systems, Inc., and ViaSat Communications, Inc. The Peer Group Data, along with other information obtained by members of the Compensation Committee and the Board of Directors from media reports or other generally available sources related to executive compensation is used solely as a subjective frame of reference, rather than for benchmarking compensation for the NEOs. The Compensation Committee and Board of Directors do not utilize a formulaic or standard, formalized benchmarking level or element in setting our executive compensation relative to that of other companies. Generally, our overall executive compensation lags behind competitors in the areas of short-term incentives and severance packages, and may be competitive over time in equity compensation. If our stock performance substantially outperforms similar companies, our executive compensation could exceed other companies.

Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code (the "Code") places a limit on the tax deductibility of compensation in excess of $1.0 million paid to certain "covered employees" of a publicly held corporation (generally, the corporation's chief executive officer and its next three most highly compensated executive officers (other than the chief financial officer) in the year that the compensation is paid). This limitation applies only to compensation that is not considered performance-based under the Section 162(m) rules. We generally structure our compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code when we believe such payments are appropriate, after taking into consideration changing business conditions or the officer's performance. However, nondeductible compensation in excess of this limitation may be paid.

Use of Compensation Consultants

No compensation consultants were retained by the Corporation, the Board of Directors or the Compensation Committee to evaluate or recommend the setting of executive compensation during the past fiscal year.

Implementation of Executive Compensation Program Objectives and Policies

Elements of Executive Compensation

The primary components of our executive compensation program include:

•
base salary;

•
long-term equity incentive compensation in the form of stock options and/or restricted stock units offered under EchoStar's stock incentive plan;

•
short-term incentive compensation;

•
401(k) plan; and

•
other compensation, including perquisites and personal benefits and post-termination compensation.

Our executive compensation program may also include long and short-term incentive compensation in the form of conditional and/or performance-based cash incentive compensation and discretionary bonuses. These elements combine to promote the objectives and policies described above. Base salary, 401(k) benefits and other benefits and perquisites provided generally to employees provide a minimum level of compensation for our NEOs. Long-term equity-incentive compensation aligns NEO compensation directly with the creation of long-term shareholder value and promotes retention. Short-term incentives reward individual performance and achievement of annual goals important to the Corporation.

We have not required that a certain percentage of an executive's compensation be provided in one form versus another. However, the goal of the Compensation Committee and the Board of Directors is to award compensation that is reasonable in relation to our compensation program and objectives when all elements of potential compensation are considered. Generally, for the reasons discussed in "Long-Term Equity Incentive Compensation," we have weighted overall compensation towards equity components as opposed to base salaries. Each element of our historical executive compensation and the rationale for each element are described below.

Base Salary

We have traditionally included salary in our executive compensation package under the belief that it is appropriate that some portion of the compensation paid to our executives be provided in a form that is fixed and liquid occurring over regular intervals. The Compensation Committee and Board of Directors have traditionally been free to set base salary at any level deemed appropriate and the Board of Directors typically reviews base salaries once annually. Any increases or decreases in base salary on a year-over-year basis have usually been dependent on a combination of the following factors:

•
the Compensation Committee's and Board of Directors' respective assessment of EchoStar's overall financial and business performance;

•
the performance of the NEO's business unit, if applicable;

•
the NEO's individual contributions to EchoStar; and

•
the rate of standard annual merit increase for employees who are performing at a satisfactory level.

Long-Term Equity Incentive Compensation

We have operated under the belief that our executive officers will be better able to contribute to our long-term success and help build incremental shareholder value if they have a stake in our future success and value. We believe this stake focuses the executive officers' attention on managing as owners with equity positions and aligns their interests with the long-term interests of our shareholders. Equity awards therefore have generally represented an important component of our compensation program for our NEOs. We have attempted to create general incentives with standard stock option grants and conditional incentives through conditional awards that may include payouts in cash or equity. In addition, we generally seek to ensure that each NEO has appropriate incentives tied to the performance of our Class A Shares. Therefore, we may grant more options to one particular NEO in a given year if a substantial portion of the NEO's equity incentives are vested and the underlying stock is capable of being sold. In addition, if an NEO recently received a substantial amount of equity incentives, we may not grant any equity incentives to that particular NEO.

In granting equity incentive compensation, the Compensation Committee also takes into account whether an NEO has recently been promoted in determining whether to grant equity awards to that individual. Finally, from time to time, the Compensation Committee may grant one-time equity awards based on a number of subjective criteria, including an NEO's position and role in our success and whether an NEO made any exceptional contributions to our success.

To aid in our retention of employees, options granted under our stock incentive plans, including options granted to our NEOs, generally vest at the rate of 20% per year and have exercise prices not less than the fair market value of our Class A Shares on the date of grant or the last trading day prior to the date of grant (if the date of grant is not a trading day). Our standard form of option agreement given to executive officers has included acceleration of vesting upon a change in control for those executive officers that are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

Stock Incentive Plan.    We have adopted an employee stock incentive plan, which we refer to as the 2008 Stock Incentive Plan. The purpose of the 2008 Stock Incentive Plan is to provide incentives to attract and retain executive officers and other key employees. Awards available to be granted under the 2008 Stock Incentive Plan include: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. We have generally granted equity awards on the first day of each calendar quarter following the quarter in which the award was approved and have set exercise prices at not less than the fair market value of our Class A Shares on the date of grant or the last trading day prior to the date of grant (if the grant date is not a trading day).

Class B Chairman Stock Option Plan.    We have adopted a Class B Chairman stock option plan, which we refer to as the 2008 Class B Chairman Stock Option Plan. The purpose of the 2008 Class B Chairman Stock Option Plan is to promote the interests of the Corporation by aiding in the retention of Mr. Ergen, who our Board of Directors believes is crucial to assuring our future success, to offer Mr. Ergen incentives to put forth maximum efforts for our future success and to afford Mr. Ergen an opportunity to acquire additional proprietary interests in the Corporation. Mr. Ergen abstained from our Board of Directors' vote on this matter. Awards available to be granted under the 2008 Class B Chairman Stock Option Plan include nonqualified stock options and dividend equivalent rights with respect to our Class B Shares. Up to 4 million shares of our Class B Shares are available for awards under the 2008 Class B Chairman Stock Option Plan. Only Mr. Ergen is eligible to participate in the 2008 Class B Chairman Stock Option Plan. No awards have been granted under the 2008 Class B Chairman Stock Option Plan.

Non-employee Director Stock Option Plan.    We have adopted a non-employee director stock option plan, which we refer to as the 2008 Director Plan. The purpose of the 2008 Director Plan is to advance our interests through the motivation, attraction and retention of highly-qualified non-employee directors. The 2008 Director Plan grants our new non-employee directors, upon their initial election or appointment to our Board of Directors, an option to acquire a number of shares of our Class A Shares determined by the Compensation Committee. We may also grant, in our discretion, non-employee directors further options to acquire our shares of Class A Shares. As of December 31, 2013, 108,000 shares of our Class A Shares were available for issuance under the 2008 Director Plan.

Employee Stock Purchase Plan.    We have adopted an employee stock purchase plan, which we refer to as the ESPP. The purpose of the ESPP is to provide our eligible employees with an opportunity to acquire a proprietary interest in us by the purchase of our Class A Shares. All full-time employees who are employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees are not permitted to deduct an amount that would permit such employee to purchase our capital stock under our ESPP in an amount that exceeds $25,000 in fair market value of capital stock in any one year. The ESPP is intended to qualify under Section 423 of the Code and thereby provide participating employees with an opportunity to receive certain favorable income tax consequences as to stock purchase rights under the ESPP.

Short-Term Incentive Compensation

For 2013, the Board of Directors and the Compensation Committee elected not to implement a short-term incentive program. However, during 2013 Mr. Kaul received a short-term incentive payment pursuant to his employment agreement and an annual incentive plan that is in place at Hughes and was established by Hughes prior to the Hughes Acquisition. In the future, the Board of Directors and the Compensation Committee may elect to award short-term incentive compensation that reflects appropriate performance goals for our business.

401(k) Plan

Beginning in January 2013, we adopted a new defined-contribution tax-qualified 401(k) plan for all EchoStar employees, including our executives, to encourage our employees to save some percentage of their cash compensation for retirement. Our executives participate in the 401(k) plan on the same terms as our other employees. Under the plan, new employees become immediately eligible for participation in the 401(k) plan upon the commencement of their employment. Participants in the 401(k) plan are able to contribute up to 75% of their compensation in each contribution period, subject to the maximum deductible limit provided by the Code. We also make a matching employer contribution of 50% of the participant's contributions of up to 6% of such participant's eligible compensation, up to a maximum of $7,500 per participant per calendar year. In addition, we may make an annual discretionary profit sharing contribution to the 401(k) plan with the approval of the Compensation Committee and the Board of Directors. Participants in the 401(k) plan are immediately vested in their voluntary contributions and earnings on voluntary contributions. Our employer contributions to 401(k) plan participants' accounts vest 20% per year commencing one year from the participants' first day of employment, and in the case of certain legacy Hughes employees, 100% on the third anniversary of such participants' first day of employment. After five years of employment (three years for certain legacy Hughes employees), participants are fully vested in all past and subsequent 401(k) plan contributions by the Corporation.

Excess Benefit Plan.    Beginning in January 2013, we adopted a non-qualified Excess Benefit Plan for the benefit of a select group of officers and highly compensated employees of the Corporation whose benefits under our 401(k) plan are limited by the Code. Excess Benefit Plan participants, including our NEOs, may elect to contribute up to 16% of their eligible compensation into the plan on a pre-tax basis each payroll period. We do not match any employee contributions in the Excess Benefit Plan. Participants are always 100% vested in the contributions they make into the plan. During 2013, certain officers, including Mr. Dugan and Mr. Rayner participated in the Excess Benefit Plan.

Perquisites, Personal Benefits, Post-Termination Compensation and Other Compensation

We have traditionally offered certain plans and other benefits to our executive officers on the same terms as other employees. These plans and benefits have included medical, vision, and dental insurance, life insurance, and the employee stock purchase plan, as well as discounts on our products and services. Relocation benefits may also be provided, but are individually negotiated when they occur. In addition, we have permitted certain NEOs and their family members and guests to use our corporate aircraft for personal use. We have also paid annual tax preparation costs and provided executive medical benefits and personal liability insurance for certain NEOs.

We have not traditionally had any plans in place to provide severance benefits to employees. However, certain stock options and restricted stock units have been granted to our executive officers subject to acceleration of vesting upon a change in control for those executive officers who are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control. In addition, certain officers of Hughes, including Mr. Kaul have severance benefits that were approved by Hughes as part of his employment agreement prior to the Hughes Acquisition.

Shareholder Advisory Vote on Executive Compensation

We provided our shareholders with the opportunity to cast an advisory vote on executive compensation at the annual meeting of shareholders held in May 2011. Over 99% of the voting power represented at the meeting and entitled to vote on that matter voted to approve, on an advisory basis, the compensation paid to the our named executive officers, as described in the proxy statement for that meeting. The Compensation Committee reviewed these voting results, and we did not change our approach in 2012 or 2013 as a direct result of the vote. We intend to seek a shareholder advisory vote on executive compensation once every three years and will seek such vote at the 2014 annual meeting of shareholders.

2013 Executive Compensation

We generally make decisions with respect to executive compensation for a particular compensation year in the first or second quarter of the applicable year. With respect to the executive compensation of our NEOs, the Board of Directors and the Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) reviewed total compensation of each NEO and the value of (a) historic and current components of each NEO's compensation, including the base salary and any bonus paid to the NEO in the prior year, and (b) stock options and restricted stock units held by each NEO in EchoStar's incentive plans. The Compensation Committee (along with Mr. Ergen, for each of the NEOs other than himself) also reviewed the Peer Group Data prepared for 2013 and other information described in "Compilation of Certain Proxy Data" above. As described in "General Compensation Levels" above, we aim to provide base salaries and long-term incentives that are competitive with market practice with an emphasis on providing a substantial portion of overall compensation in the form of equity incentives.

Compensation of Our Chief Executive Officer and President and our Chairman

2013 Base Salary.    In determining Mr. Dugan's 2013 base salary, Mr. Ergen subjectively determined that Mr. Dugan's existing base compensation should be increased effective November 2013 based on Mr. Dugan's contributions to the Corporation. In connection with our spin-off from DISH Network, effective January 1, 2008 (the "Spin-off"), Mr. Ergen's base salary for 2009 was set by the Compensation Committee at $1 and remained at such level through 2013.

2013 Cash Bonus.    No bonus was paid to Mr. Dugan or Mr. Ergen in 2013.

2013 Equity Incentives.    With respect to equity incentives, we attempt to ensure that both our Chief Executive Officer and President and our Chairman have equity awards at any given time that are significant in relation to their annual cash compensation to ensure that they have appropriate incentives tied to the performance of our Class A Shares. During 2013, the Compensation Committee determined that Mr. Dugan had sufficient equity awards to ensure that he had appropriate incentives tied to the performance of our Class A Shares and therefore did not award Mr. Dugan any additional equity awards. During 2013, the Compensation Committee awarded Mr. Ergen an option to purchase 700,000 Class A shares to replace 700,000 which had not been validly granted in 2011.

Compensation of Other Named Executive Officers

2013 Base Salary.    Base salaries for each of the other NEOs are determined annually by the Board of Directors primarily based on Mr. Ergen's recommendations. The Board of Directors places substantial weight on Mr. Ergen's recommendations in light of his role as Chairman and as our controlling shareholder. Mr. Ergen made recommendations to the Board of Directors with respect to the 2013 base salary of each of the other NEOs, after considering: (a) the NEO's base salary in 2012, (b) the base salary including the range of the percentage increases in base salary, for NEOs of the companies contained in the Peer Group Data, (c) whether the NEO's base salary was appropriate in light of our goals, including retention of the NEO, (d) the expected compensation to be paid to other NEOs in 2013 in relation to a particular NEO, (e) whether the NEO was promoted or newly hired in 2013, and (f) whether in Mr. Ergen's subjective determination, the NEO's performance in 2012 warranted an increase in the NEO's base salary in 2013. Placing primary weight on (a) the NEO's base salary in 2012 and (c) whether, in Mr. Ergen's subjective view, an increase in base salary was warranted based on performance or necessary to retain the NEO. Based on Mr. Jackson's performance in 2012 and Mr. Ergen's subjective determination, Mr. Ergen recommended a base salary increase for Mr. Jackson for 2013. Mr. Kaul's base salary was adjusted in 2013 as part of the integration of the compensation programs for EchoStar and Hughes employees following the Hughes Acquisition. These amounts are indicated in "Executive Compensation and Other Information—Summary Compensation Table" below. In determining Mr. Rayner's 2013 base salary, Mr. Ergen subjectively determined that Mr. Rayner's existing base compensation was already within the range of market compensation indicated in the Peer Group Data in light of the Corporation's practices with respect to base salaries and that therefore an increase over Mr. Rayner's 2012 base salary was not necessary. The Board of Directors accepted each of Mr. Ergen's recommendations with respect to the base salaries for each of the NEOs.

2013 Cash Bonus.    Mr. Ergen generally recommends that an NEO receive a discretionary cash bonus only to the extent that Mr. Ergen considered a particular individual's performance to have made an extraordinary contribution towards the achievement of EchoStar's goals. Mr. Kaul received a cash bonus pursuant to his employment agreement and an annual incentive plan that is in place at Hughes and was established by Hughes prior to the Hughes Acquisition. No other cash bonuses were awarded to any NEOs in 2013.

2013 Equity Incentives.    With respect to equity incentives, we primarily evaluate the position of each NEO to ensure that the NEO has appropriate incentives tied to the performance of our Class A Shares. This determination is made by the Compensation Committee primarily on the basis of Mr. Ergen's recommendation. For 2013, Mr. Ergen based his recommendation on, and the Compensation Committee took into account, among other things, the equity awards necessary to retain our executive officers. During 2013, the Compensation Committee awarded Mr. Jackson an option to purchase 50,000 Class A Shares to ensure that he had appropriate incentives tied to the performance of our Class A Shares. Other than Mr. Ergen, as discussed above, no other NEOs received equity awards in 2013.

Compensation Committee Report

The Compensation Committee is appointed by the Board of Directors to discharge certain of the Board of Directors' responsibilities relating to compensation of EchoStar's executive officers.

The Compensation Committee, to the extent the Board of Directors deems necessary or appropriate, will among other things:

•
Make and approve all option grants and other issuances of EchoStar's equity securities to EchoStar's executive officers and members of our Board of Directors other than nonemployee directors;

•
Approve all other option grants and issuances of EchoStar's equity securities, and recommend that the full Board of Directors make and approve such grants and issuances; and

•
Set the compensation of the Chairman.

Based on the review of the Compensation Discussion and Analysis and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

Tom A. Ortolf (Chairman)

C. Michael Schroeder
Anthony M. Federico

The report of the Compensation Committee and the information contained therein shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in any filing we make under the Securities Act of 1933 (the "Securities Act") or under the Exchange Act, irrespective of any general statement incorporating by reference this information into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

Executive Compensation Tables

Summary Compensation Table

Our executive officers are compensated by certain of our subsidiaries. The following table sets forth the cash and noncash compensation paid to each NEO for the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Michael T. Dugan	2013	763,846	—	1,774	—	—	—	22,606	788,226
Chief Executive Officer and President	2012	750,000	—	342	3,466,925	—	—	67,517	4,284,784
	2011	750,000	—	—	—	—	—	58,420	808,420
Charles W. Ergen	2013	1	—	2,139	10,914,610	—	—	17,735	10,934,485
Chairman	2012	1	—	551	—	—	—	22,410	22,962
	2011	1	—	209	11,535,549	—	—	199,574	11,735,333
Mark W. Jackson	2013	522,885	—	497	793,295	—	—	29,735	1,346,412
President, EchoStar Technologies, L.L.C	2012	500,000	—	281	—	—	—	4,000	504,281
	2011	500,000	—	209	—	—	—	7,895	508,104
Pradman P. Kaul(4)	2013	734,810	99,000	—	—	561,000	—	102,985	1,497,795
President, Hughes Communications, Inc.	2012	725,005	54,450	—	—	599,550	31,205	153,192	1,563,402
	2011	393,675	52,500	—	—	336,000	—	58,189	840,364
David J. Rayner(5)	2013	440,000	—	—	—	—	—	12,616	452,616
Executive Vice President,	2012	25,385	—	1,140,655	1,370,360	—	—	—	2,536,400
Chief Financial Officer and Treasurer	2011	390,094	—	—	1,117,905	—	—	4,000	1,511,999

(1)
The amounts reported in the "Option Awards" column reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 in the Notes to the Corporation's audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 21, 2014.

(2)
In 2013, the Hughes annual incentive plan, applicable to Mr. Kaul, had metrics that were weighted as 90% associated with the financial performance of Hughes, and 10% associated with a subjective factor. The portion of the incentive payment related to the subjective factor is reported in the "Bonus" column and the portion of the incentive payment related to the Hughes financial performance is reported in the "Non-Equity Incentive Plan Compensation" column.

(3)
"All Other Compensation" includes: (a) for Mr. Dugan, amounts contributed by the Corporation pursuant to our 401(k) matching program and profit sharing program and amounts associated with the personal use of corporate aircraft; (b) for Mr. Ergen, amounts associated with the personal use of corporate aircraft; (c) for Mr. Jackson, amounts contributed by the Corporation pursuant to our 401(k) matching program and profit sharing program and related to paid time off (PTO) carryover; (d) for Mr. Kaul, amounts related to our profit sharing program and programs put in place by Hughes prior to the Hughes Acquisition, including executive medical benefits, personal liability insurance, and financial planning services; and (e) for Mr. Rayner, amounts related to our profit sharing program and PTO carryover.

(4)
Mr. Kaul became an employee of the Corporation, effective June 8, 2011 in connection with the Hughes Acquisition. Mr. Kaul has served as a member of our board of directors since August 2011. The compensation information for 2011 reflects only that portion of Mr. Kaul's compensation attributable on a pro rata basis to the time period between June 8, 2011 and December 31, 2011. Mr. Kaul continues to participate in certain compensation programs approved by Hughes, which existed prior to the Hughes Acquisition.

(5)
Mr. Rayner has served as our Executive Vice President, Chief Financial Officer and Treasurer since December 2012. Mr. Rayner also served as our Executive Vice President and Chief Financial Officer from June 2010 to November 2011.

Grant of Plan-Based Awards

The following table provides information on equity awards granted in 2013 for our NEOs. Mr. Kaul and Mr. Rayner did not receive any equity awards in 2013.

									All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/sh)
												Grant Date Fair Value of Stock and Option Awards ($)(2)
		Date of Compensation Committee Approval
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael T. Dugan	3/28/2013	—	—	—	—	—	—	—	20	—	—	779
	4/1/2013	2/13/2013	—	—	—	—	—	—	117	—	—	4,000
	12/31/2013	—	—	—	—	—	—	—	20	—	—	994
Charles W. Ergen	3/28/2013	—	—	—	—	—	—	—	20	—	—	779
	4/1/2013	2/13/2013	—	—	—	—	—	—	—	700,000	38.38	10,914,610
	7/1/2013	6/28/2013	—	—	—	—	—	—	10	—	—	391
	10/1/2013	—	—	—	—	—	—	—	10	—	—	472
	12/31/2013	—	—	—	—	—	—	—	10	—	—	497
Mark W. Jackson	4/1/2013	2/13/2013	—	—	—	—	—	—	117	—	—	4,000
	7/1/2013	6/28/2013	—	—	—	—	—	—	—	50,000	39.05	793,295
	12/31/2013	—	—	—	—	—	—	—	10	—	—	497

(1)
The 117 shares granted to Mr. Dugan and Mr. Jackson on April 1, 2013 and reported in the "All Other Stock Awards" column represent shares awarded to the eligible NEOs during 2013 based on 2012 performance pursuant to our profit sharing program. The shares granted to Mr. Dugan and Mr. Ergen on March 28, 2013 and December 31, 2013 and to Mr. Ergen on July 1, 2013 and October 1, 2013 and reported in the "All Other Stock Awards" column represent shares awarded to the eligible NEOs pursuant to our Employee Innovator Recognition Program.

(2)
The amounts reported in the "Grant Date Fair Value of Stock and Option Awards" column reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 in the Notes to the Corporation's audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Outstanding Equity Awards at Fiscal Year-End

Except as indicated elsewhere, all awards reflected in this table were made in shares of EchoStar common stock and were granted under the terms of EchoStar's 2008 Stock Incentive Plan.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael T. Dugan(1)	100,000	—	—	22.94	12/30/2015	(5)	—	—	—	—
	100,000	—	—	17.83	12/30/2015	(6)	—	—	—	—
	480,614	—	—	20.14	12/31/2019		—	—	—	—
	250,000	—	—	34.22	12/31/2022		—	—	—	—
Charles W. Ergen(2)	500,000	—	—	29.54	3/31/2018		—	—	—	—
	320,000	480,000	—	37.85	3/31/2021		—	—	—	—
	—	700,000	—	38.38	4/1/2023		—	—	—	—
Mark W. Jackson(3)	—	—	60,000	24.69	3/31/2015	(5)	—	—	—	—
	—	—	300,000	19.55	3/31/2015	(6)	—	—	—	—
	1	20,000	—	14.83	3/31/2019		—	—	—	—
	10,000	20,000	—	19.08	6/30/2020		—	—	—	—
	—	50,000	—	39.05	7/1/2023		—	—	—	—
David J. Rayner(4)	20,000	80,000	—	34.22	12/31/2022		26,667	1,325,883	—	—

(1)
All of the outstanding equity awards held by Mr. Dugan at fiscal year-end were vested as of December 31, 2013.

(2)
On March 31, 2011, Mr. Ergen was granted 800,000 options to purchase our common stock that have an exercise price of $37.85 and vest 20% on each of March 31, 2012, 2013, 2014, 2015 and 2016. On April 1, 2013, Mr. Ergen was granted 700,000 options to purchase our common stock that have an exercise price of $38.38 and vest 20% on each of April 1, 2014, 2015, 2016, 2017 and 2018. All other options held by Mr. Ergen at fiscal year-end were vested as of December 31, 2013.

(3)
On July 1, 2013, Mr. Jackson was granted 50,000 options to purchase our common stock that have an exercise price of $39.05 and vest 20% on each of July 1, 2014, 2015, 2016, 2017, and 2018. On June 30, 2010, Mr. Jackson was granted 50,000 options to purchase our common stock that have an exercise price of $19.08 that vest 20% on each of June 30, 2011, 2012, 2013, 2014, and 2015. On March 31, 2009, Mr. Jackson was granted 100,000 options to purchase our common stock that have an exercise price of $14.83 that vest 20% on each of March 31, 2010, 2011, 2012, 2013 and 2014. All other options held by Mr. Jackson at fiscal year-end were vested as of December 31, 2013.

(4)
Mr. Rayner was granted 100,000 options to purchase our common stock on December 31, 2012 at an exercise price of $34.22 and which vest 20% on each of December 31, 2013, 2014, 2015, 2016, 2017. In addition, Mr. Rayner was issued 33,333 shares of our restricted stock that vest 20% on each of December 31, 2013, 2014, 2015, 2016, 2017.

(5)
Amounts represent outstanding EchoStar awards received by our NEOs as a result of the Spin-off.

(6)
Amounts represent outstanding DISH Network awards granted to our NEOs prior to the Spin-off.

In connection with the Spin-off, effective January 1, 2008, all DISH Network stock options and restricted stock units held by DISH Network employees, including executive officers, were adjusted to reflect the change in the price of DISH Network common stock that occurred as a result of the Spin-off, and an additional award was granted that related to EchoStar's common stock. Each DISH Network stock option was converted into two options: (i) an adjusted DISH Network stock option for the same number of shares as were exercisable under the original DISH Network stock option with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.831219; and (ii) a new EchoStar stock option for one-fifth of the number of shares as were exercisable under the original DISH Network stock option with an exercise price equal to the exercise price of the original DISH Network stock option multiplied by 0.843907. The information regarding DISH Network options is based solely on information supplied by DISH Network to EchoStar.

Option Exercises and Stock Vested

The following table summarizes the exercises of stock options by our NEOs and the vesting of stock held by our NEOs during the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael T. Dugan	386,886	7,692,972	—	—
Mark W. Jackson	899,999	18,251,905	—	—
David J. Rayner	—	—	6,666	331,434

(1)
Amounts include shares of DISH Network common stock received upon the exercise of stock option awards granted to our NEOs prior to the Spin-off. The information with respect to DISH Network is based solely on information supplied by DISH Network to EchoStar.

(2)
The value realized on exercise is computed by multiplying the difference between the exercise price of the stock option and the market price of the shares on the date of exercise by the number of shares with respect to which the option was exercised.

Nonqualified Deferred Compensation

The following table summarizes non-qualified deferred compensation earned or contributed by, or on behalf our NEOs under our Excess Benefit Plan for the year ended December 31, 2013.

Name	Executive Contributions in 2013 ($)	Registrant Contributions in 2013 ($)	Aggregate Earnings in 2013(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/13 ($)
Michael T. Dugan	79,200	—	3,051		82,250
Pradman P. Kaul	—	—	127,067		532,279
David J. Rayner	11,100	—	386	—	11,486

(1)
Aggregate earnings are dependent on the investment decisions made by the executive. All earnings are market earnings, and none are preferential or set by the Corporation or Hughes.

Potential Payments Upon Termination Following a Change in Control

As discussed in "Compensation Discussion and Analysis" above, our form of option agreement given to executive officers includes acceleration of vesting upon a change in control for those executive officers that are terminated by us or the surviving entity, as applicable, for any reason other than for cause during the twenty-four month period following such change in control.

Generally a change in control is deemed to occur upon: (i) a transaction or a series of transactions the result of which is that any person (other than Mr. Ergen, our controlling shareholder, or a related party) individually owns more than fifty percent (50%) of the total equity interests of either (A) EchoStar or (B) the surviving entity in any such transaction(s) or a controlling affiliate of such surviving entity in such transaction(s); and (ii) the first day on which a majority of the members of the Board of Directors of EchoStar are not continuing directors.

Assuming a change in control was to have taken place as of December 31, 2013 and the executives are terminated by EchoStar or the surviving entity at such date, the estimated benefits that would have been provided to our NEOs are as follows:

Name	Maximum Value of Accelerated Vesting of Options and stock ($)
Michael T. Dugan	—
Charles W. Ergen	13,635,600
Mark W. Jackson	1,844,100
David J. Rayner	2,565,883

Mr. Kaul's termination benefits following a change of control were set by Hughes prior to the Hughes Acquisition and relate to a change of control of Hughes. Mr. Kaul does not have any termination benefits triggered by a change of control of EchoStar.

Pursuant to his employment agreement, if Mr. Kaul's employment is terminated for cause, Mr. Kaul will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies), through the date of termination. In the event that Mr. Kaul's employment is terminated by us without cause, terminated by him for good reason, or in the event that we provide him with notice of non-renewal of his employment agreement, subject to his execution of a waiver and release of claims in favor of the company and its affiliates, Mr. Kaul would receive: (i) any earned but unpaid compensation, including base salary, bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) a lump sum amount equal to three (3) times the sum of (x) and (y), where (x) is Mr. Kaul's annual base salary (in effect on the date of termination) and (y) is 100% of Mr. Kaul's target bonus amount; (iii) certain COBRA benefits not to exceed a cash amount equal to 1.5 times the monthly COBRA premium paid by Mr. Kaul; and (vi) reasonable outplacement benefits. However, in the event Mr. Kaul terminates his employment without good reason, he becomes permanently disabled and is terminated by us, or he dies during the term of his employment agreement, he will only be entitled to his earned but unpaid compensation, including base salary, bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies), through the date of termination.

Assuming a change of control of Hughes was to have taken place on December 31, 2013 and Mr. Kaul's employment was terminated under any of the following circumstances as of such date, the payments and benefits that would have been provided to Mr. Kaul are as follows:

Circumstance	Cash Severance ($)(1)	Bonus ($)(2)	Medical Continuation ($)(3)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	—	740,000	—	—	—
Without cause, for good reason or or non-renewal of agreement by us	4,440,000	740,000	38,528	—	—
Without good reason or non-renewal of agreement by executive	—	740,000	—	—	20,000
Disability or death	—	740,000	—	—	—
Change in control(4)	4,440,000	740,000	38,528	—	20,000

(1)
This amount represents three times the sum of Mr. Kaul's base salary plus target bonus.

(2)
This amount represents Mr. Kaul's annual incentive plan bonus earned in 2013.

(3)
This amount represents the amount of Mr. Kaul's medical payments for 18 months of COBRA coverage times 1.5.

(4)
No payments or benefits are triggered based upon termination of Mr. Kaul in connection with a change of control of EchoStar.

Employee Stock Incentive Plan

We have adopted an employee stock incentive plan, which we refer to as the 2008 Stock Incentive Plan. The purpose of the 2008 Stock Incentive Plan is to provide incentives to attract and retain executive officers and other key employees. The 2008 Stock Incentive Plan is administered by our Compensation Committee.

Awards available under the 2008 Stock Incentive Plan include: (i) common stock purchase options; (ii) stock appreciation rights; (iii) restricted stock and restricted stock units; (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. As of December 31, 2013, 4,474,308 of our Class A Shares were available for issuance under the 2008 Stock Incentive Plan. The Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding awards and to re-price awards.

As of December 31, 2013, there were outstanding options to purchase 5,239,462 Class A Shares and 64,197 outstanding restricted stock units under the 2008 Stock Incentive Plan. These awards generally vest at the rate of 20% per year commencing one year from the date of grant. The exercise prices of these options, which have generally been equal to or greater than the fair market value of our Class A Shares at the date of grant, range from less than $1.00 to $49.72 per Class A Share.

Equity Compensation Plan Information

In addition to the 2008 Director Plan and the 2008 Stock Incentive Plan, during 2008 we adopted and our shareholders approved the 2008 Class B Chairman Stock Option Plan, under which we have reserved 4 million Class B Shares for issuance. The shares available for issuance under the 2008 Class B Chairman Stock Option Plan are not included in the table below. No options have been granted to date under the 2008 Class B Chairman Stock Option Plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	6,392,935	$30.43	4,582,308
Equity compensation plans not approved by shareholders	—	—	—

Total	6,392,935	$30.43	4,582,308

(1)
The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock units that provide for the issuance of shares of common stock upon vesting because these awards do not require payment of an exercise price in order to obtain the underlying shares upon vesting.

Risk Assessment

We believe that our compensation programs and practices, which consist primarily of fixed cash salary and long term incentive awards, assist in our efforts to mitigate excessive risk taking by our employees. The Board of Directors annually reviews the cash and equity incentive programs for the Corporation's senior executives, who are the employees whose actions could expose the Corporation to the most significant business risks, and concluded that certain features of these programs tend to reduce the likelihood of excessive risk taking. These features include a compensation mix that delivers a substantial portion of compensation in the form of long-term equity awards to create incentives to work for the long-term growth of the Corporation; multi-year vesting of equity awards; limited use of short-term incentive awards, thus reducing the incentive to take short-term risks; and the Compensation Committee and Board of Directors' ongoing oversight to ensure the Corporation's compensation programs and practices appropriately balance the interests of employees and stockholders.

For the foregoing reasons, the Board of Directors believes that the Corporation's compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Corporation.

Director Compensation and Nonemployee Director Option Plans

Cash Compensation

Our employee directors are not compensated for their services as directors. Each nonemployee director receives an annual retainer of $60,000 which is paid in equal quarterly installments; provided such person is a member of the Board of Directors on the last day of the applicable calendar quarter. Our nonemployee directors also receive $1,000 for each meeting attended in person and $500 for each meeting attended by telephone. Additionally, the chairperson of each committee of the Board of Directors receives a $5,000 annual retainer, which is paid in equal quarterly installments; provided such person is the chairperson of the committee on the last day of the applicable calendar quarter.

Furthermore, our nonemployee directors receive: (i) reimbursement, in full, of reasonable travel expenses related to attendance at all meetings of the Board of Directors and its committees and (ii) reimbursement, in full, of reasonable expenses related to educational activities undertaken in connection with service on the Board of Directors and its committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony M. Federico	71,500	—	59,984	—	—	—	131,484
Tom A. Ortolf	71,500	—	59,984	—	—	—	131,484
C. Michael Schroeder	70,000	—	59,984	—	—	—	129,984

(1)
The amounts reported in the "Option Awards" column reflect the aggregate grant date fair values in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 in the Notes to the Corporation's audited financial statements for the fiscal year ended December 31, 2013, included in the Corporation's Annual Report on Form 10-K filed with the SEC on February 21, 2014.

  On June 30, 2013, each of the nonemployee directors was granted an option to acquire 5,000 Class A Shares at an exercise price of $39.11 per share pursuant to the 2008 Director Plan. These options are 100% vested upon issuance. Thus, the amount recognized for financial statement reporting purposes and the full grant date fair value are the same.

Incentive Compensation

Upon election to our Board of Directors, our new nonemployee directors are granted an option to acquire a certain number of our Class A Shares under our 2008 Director Plan. Options granted under our 2008 Director Plan are 100% vested upon issuance and have a term of five years. In recent years, we have made annual grants to each nonemployee director for an option to acquire 5,000 Class A Shares.

Our nonemployee directors do not hold any stock awards except those received as a result of the Spin-off and those granted to the nonemployee directors pursuant to the 2008 Director Plan. The following options were granted to our nonemployee directors pursuant to the 2008 Director Plan and were outstanding as of December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Anthony M. Federico	10,000	36.43	6/30/2016
	5,000	26.42	6/30/2017
	5,000	39.11	6/30/2018

Total Options Outstanding at December 31, 2013	20,000

Tom A. Ortolf	10,000	36.43	6/30/2016
	5,000	26.42	6/30/2017
	5,000	39.11	6/30/2018

Total Options Outstanding at December 31, 2013	20,000

C. Michael Schroeder	2,500	15.94	6/30/2014
	5,000	19.08	6/30/2015
	10,000	36.43	6/30/2016
	5,000	26.42	6/30/2017
	5,000	39.11	6/30/2018

Total Options Outstanding at December 31, 2013	27,500

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, to the best of our knowledge, the beneficial ownership of our voting securities as of the close of business on April 15, 2014 by: (i) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) our Chief Executive Officer, Chief Financial Officer and three other most highly compensated persons acting as one of our executive officers for the fiscal year ended December 31, 2013 (collectively, the "Named Executive Officers" or "NEOs"); and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each person listed in the following table

(alone or with family members) has sole voting and dispositive power over the shares listed opposite such person's name.

Name(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Class A Common Stock:
Charles W. Ergen(2)(3)	43,192,316	50.0%
Putnam Investment, LLC(4)	8,786,720	20.3%
William R. Gouger(5)	5,739,949	11.7%
Vanguard Group, Inc.(6)	2,261,011	5.2%
Michael T. Dugan(7)	832,153	1.9%
Tom A. Ortolf(8)	32,000	*
C. Michael Schroeder(9)	30,520	*
Mark W. Jackson(10)	23,481	*
Anthony M. Federico(11)	20,146	*
David J. Rayner(12)	15,164	*
R. Stanton Dodge(13)	511	*
Pradman P. Kaul(14)	101	*
All Directors and Executive Officers as a Group (14 persons)(15)	44,378,630	52.8%
Class B Common Stock:
Charles W. Ergen(2)(3)	41,948,568	88.0%
Trusts(16)	5,738,471	12.0%
All Directors and Executive Officers as a Group (14 persons)(15)	41,948,568	88.0%
Hughes Retail Preferred Tracking Stock
DISH Network L.L.C.(17)	6,290,499	100%

*
Less than 1%.

(1)
Except as otherwise noted below, the address of each such person is 100 Inverness Terrace East, Englewood, Colorado 80112. As of the close of business on April 1, 2014, there were 43,226,950 shares of Class A Common Stock (the "Class A Shares") outstanding; 47,687,039 shares of Class B Common Stock (the "Class B Shares") outstanding; and 6,290,499 outstanding Preferred Tracking Shares. The shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at any time.

(2)
Mr. Ergen is deemed to own beneficially all of the Class A Shares owned by his spouse, Mrs. Cantey Ergen. Mr. Ergen's beneficial ownership includes: (i) 103,661 Class A Shares; (ii) 3,705 Class A Shares held in the Corporation's 401(k) Employee Savings Plan (the "401(k) Plan") by Mr. Ergen; (iii) 1,120,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014; (iv) 47 Class A Shares held by Mrs. Ergen; (v) 201 Class A Shares held in the 401(k) Plan held by Mrs. Ergen; (vi) 5,367 Class A Shares held as custodian for one of Mr. Ergen's children; (vii) 5,367 Class A Shares held by one of Mr. Ergen's children; (viii) 5,400 Class A Shares held by a charitable foundation for which Mr. Ergen is an officer; and (ix) 41,948,568 Class A Shares issuable upon conversion of Mr. Ergen's Class B Shares. Mr. Ergen's beneficial ownership of Class A Shares excludes: (A) 1,389,373 Class A Shares issuable upon conversion of Class B Shares currently held by the Ergen Four-Year GRAT dated November 30, 2010, (B) 1,688,854 Class A Shares issuable upon conversion of Class B Shares currently held by the Ergen Five-Year GRAT dated November 30, 2010, and (C) 2,660,244 Class A Shares issuable upon conversion of Class B Shares held by certain trusts established by Mr. Ergen for the benefit of his family.

(3)
Because each Class B Share is entitled to 10 votes per share, Mr. Ergen owns beneficially equity securities of the Corporation representing approximately 80.6% of the voting power of the Corporation (assuming no conversion of the Class B Shares and after giving effect to the exercise of Mr. Ergen's options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014). Mr. Ergen's beneficial ownership excludes 5,738,471 Class A Shares issuable upon conversion of Class B Shares currently held by certain GRATs and other trusts established by Mr. Ergen for the benefit of his family. These GRATs and other trusts beneficially own approximately 10.4% of our total equity securities and possess approximately 11.0% of our total voting power.

(4)
The address of Putnam Investments, LLC (d/b/a Putnam Investments) is One Post Office Square, Boston, Massachusetts 02109. Of the Class A Shares beneficially owned, Putnam Investments has sole voting power as to 62,670 Class A Shares beneficially owned by it and sole dispositive power as to 8,786,720 Class A Shares beneficially owned by it. The foregoing information is based solely upon a Schedule 13G/A filed by Putnam Investments with the SEC on February 14, 2014.

(5)
The address of Mr. William R. Gouger is5701 S. Santa Fe Drive, Littleton, CO 80123. Mr. Gouger's beneficial ownership includes: (i) 28 Class A Shares owned beneficially directly by Mr. Gouger; (ii) 1,450 Class A Shares owned beneficially indirectly by Mr. Gouger in the 401(k) Plan; (iii) 2,660,244 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of certain trusts established by Mr. Ergen for the benefit of his family; (iv) 1,389,373 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of the Ergen Four-Year GRAT dated November 30, 2010; and (v) 1,688,854 Class B Shares owned beneficially by Mr. Gouger solely by virtue of his position as trustee of the Ergen Five-Year GRAT dated November 30, 2010.

(6)
The address of Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355. Of the Class A Shares beneficially owned, Vanguard Group, Inc. has sole voting power as to 24,608 Class A Shares beneficially owned by it and sole dispositive power as to 2,238,703 Class A Shares beneficially owned by it. The foregoing information is based solely upon a Schedule 13G/A filed by Vanguard Group, Inc. with the SEC on February 12, 2014.

(7)
Mr. Dugan's beneficial ownership includes: (i) 166 Class A Shares; (ii) 1,373 Class A Shares held in the 401(k) Plan; and (iii) 830,614 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(8)
Mr. Ortolf's beneficial ownership includes: (i) 12,000 Class A Shares that are held by a partnership of which Mr. Ortolf is a partner and that are held as collateral for a margin account and (ii) 20,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(9)
Mr. Schroeder's beneficial ownership includes: (i) 3,020 Class A Shares held by a trust for which Mr. Schroeder is the trustee; and (ii) 27,500 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(10)
Mr. Jackson's beneficial ownership includes: (i) 123 Class A Shares; (ii) 3,357 Class A Shares held in the 401(k) Plan; and (iii) 20,001 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(11)
Mr. Federico's beneficial ownership includes: (i) 146 Class A Shares; and (ii) 20,000 Class A Shares subject to nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(12)
Mr. Rayner's beneficial ownership includes: (i) 4,535 Class A Shares; (ii) 629 Class A Shares held in the 401(k) Plan; and (iii) 10,000 Class A Shares subject to employee stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014.

(13)
Mr. Dodge's beneficial ownership includes: (i) 83 Class A Shares; and (ii) 428 Class A Shares held in the 401(k) Plan.

(14)
Mr. Kaul's beneficial ownership includes 101 Class A Shares held in the 401(k) Plan.

(15)
Includes: (i) 115,344 Class A Shares; (ii) 11,802 Class A Shares held in the 401(k) Plan; (iii) 2,271,715 Class A Shares subject to employee and nonemployee director stock options that are either currently exercisable or may become exercisable within 60 days of April 1, 2014; (iv) 12,000 Class A Shares held in a partnership; (v) 41,948,568 Class A Shares issuable upon conversion of Class B Shares; (vi) 5,367 Class A Shares held in the name of, or in trust for, children and other family members; (vii) 5,400 Class A Shares held by a charitable foundation; (viii) 5,414 Class A Shares held by a spouse or child; and (ix) 3,020 Class A Shares held in trust.

(16)
Held by certain trusts established by Mr. Ergen for the benefit of Mr. Ergen's family of which Mr. Gouger is trustee.

(17)
The address of DISH Network L.L.C. is 9601 South Meridian Blvd., Englewood, Colorado 80112. Each share of Hughes Retail Preferred Tracking Stock is entitled to one-tenth (1/10th) of one vote.

The information required by this Item with respect to the selected Equity Stock Incentive and Equity Compensation Plan Information is set forth on page 13 of this report under the caption "Executive Compensation Tables."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has adopted a written policy for the review and approval of transactions involving EchoStar and related parties, such as directors, executive officers (and their immediate family members) and DISH Network. In order to identify these transactions, we distribute questionnaires to our officers and directors on a quarterly basis. Our General Counsel then directs the appropriate review of all potential related-party transactions and schedules their presentation at the next regularly-scheduled meetings of the Audit Committee and the Board of Directors. Both the Audit Committee and the Board of Directors must approve these transactions, with all interested parties abstaining from the vote. Once each calendar year, the Audit Committee and the Board of Directors undertake a review of all recurring potential related-party transactions. Both the Audit Committee and the Board of Directors must approve the continuation of each such transaction, with all interested parties abstaining. Transactions involving DISH Network are subject to the approval of a committee of the non-interlocking directors or in certain circumstances non-interlocking management.

Related Party Transactions with DISH Network

Following the Spin-off, we and DISH Network have operated as separate public companies and, except for the Satellite and Tracking Stock Transaction described below, neither entity has any ownership interest in the other. Pursuant to the Satellite and Tracking Stock Transaction, DISH Network owns preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of Hughes Network Systems, LLC ("HNS"), an indirect wholly-owned subsidiary of EchoStar, including without limitation the operations, assets and liabilities attributed to the HNS residential retail satellite broadband business. In addition, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Blockbuster Agreements

On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the "Blockbuster Acquisition"). On June 8, 2011, we completed the acquisition of Hughes Communications Inc. and its subsidiaries (the "Hughes Acquisition"). HNS, a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition. Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from HNS (the "Blockbuster VSAT Agreement"). The term of the Blockbuster VSAT Agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one-year period. We earned revenues of $1.1 million under the Blockbuster VSAT Agreement during 2013.

In November 2013, we received notification that, effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, would be terminated in connection with the closing of all of the Blockbuster retail locations.

Broadcast Agreement

Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the "2012 Broadcast Agreement") pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016. The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off. The fees for the services provided under the 2012 Broadcast Agreement are calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided. DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days notice to us. If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate. We earned revenues of approximately $229.6 million from DISH Network under the 2012 Broadcast Agreement during 2013.

Broadcast Agreement for Certain Sports Related Programming

During May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with its carriage of certain sports related programming. The term of this agreement is ten years. If DISH Network terminates this agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate. The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services. We earned revenue from DISH Network of approximately $1.4 million under this broadcast agreement during 2013.

DBSD North America Agreement

On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. ("DBSD North America"). Prior to DISH Network's acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America's satellite gateway and associated ground infrastructure. This agreement was renewed for a one year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term. HNS earned revenue from DBSD North America of approximately $2.3 million under this agreement during 2013.

DISH Digital Holding L.L.C.

Effective July 1, 2012, we and DISH Network formed DISH Digital Holding, L.L.C. ("DISH Digital"), which is owned two-thirds by DISH Network and one-third by EchoStar. DISH Digital was formed to develop and commercialize certain advanced technologies. We, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement, which provides for the governance of DISH Digital; and (iii) a commercial agreement pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to DISH Digital's business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. We account for our investment in DISH Digital using the equity method. We earned revenue from DISH Digital of approximately $17.6 million under the commercial agreement during 2013.

DISHOnline.com Services Agreement

Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. We earned revenue of approximately $6.2 million under the DISHOnline.com Services Agreement during 2013. DISH Network has the option to renew this agreement for three successive one-year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days notice to us. In November 2013, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2014.

DISH Remote Access Services Agreement

Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder ("DVR") management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. We earned revenue of approximately $1.5 million under the DISH Remote Access Services Agreement during 2013. This agreement has a term of five years with automatic renewal for successive one-year terms and may be terminated by DISH Network for any reason upon at least 120 days notice to us.

Hughes Broadband Distribution Agreement

Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the "Distribution Agreement") pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service"). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber's service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement initially had a five year term with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. On February 20, 2014, Hughes and dishNET entered into an amendment to the Distribution Agreement which, among other things, extends the initial term of the Distribution Agreement through March 1, 2024. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement. HNS earned revenue of approximately $91.2 million from dishNET under the Distribution Agreement during 2013.

Intellectual Property Matters Agreement

We entered into an Intellectual Property Matters Agreement with DISH Network and certain of its subsidiaries in connection with the Spin-off. The Intellectual Property Matters Agreement governs our relationship with DISH Network with respect to patents, trademarks and other intellectual property. The term of the Intellectual Property Matters Agreement will continue in perpetuity. Pursuant to the Intellectual Property Matters Agreement, DISH Network and certain of its subsidiaries irrevocably assigned to us all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of our set-top box business. In addition, the agreement permits us to use, in the operation of our set-top box business, certain other intellectual property currently owned or licensed by DISH Network and its subsidiaries.

We granted DISH Network and its subsidiaries a non-exclusive, non-transferable, worldwide license to use the name "EchoStar" and a portion of the assigned intellectual property as trade names and trademarks for a limited period of time in connection with DISH Network's continued operation of the consumer business. The purpose of such license is to eliminate confusion on the part of customers and others during the period following the Spin-off. After the transitional period, DISH Network and its subsidiaries may not use the "EchoStar" name as a trademark, except in certain limited circumstances. Similarly, the intellectual property matters agreement provides that we will not make any use of the name or trademark "DISH Network" or any other trademark owned by DISH Network or its subsidiaries, except in certain circumstances. There were no payments under the Intellectual Property Matters Agreement during 2013. There are no payments expected under the Intellectual Property Matters Agreement in 2014.

Management Services Agreement

In connection with the Spin-off, we entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us. Effective June 15, 2013, we terminated the Management Services Agreement. We incurred no expenses payable to DISH Network under the Management Services Agreement during 2013.

Patent Cross-License Agreements

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

Product Support Agreement

In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related components that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such set-top boxes and related components, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon at least 60 days notice. In the event of an early termination of this agreement, DISH Network is entitled to a refund of any unearned fees paid to us for the services. We earned revenue of approximately $36.9 million from DISH Network under the Product Support Agreement during 2013.

Professional Services Agreement

In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days' notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days' notice. We incurred expenses payable to DISH Network of approximately $1.1 million under the Professional Services Agreement during 2013. We earned revenue of approximately $18.0 million from DISH Network under the Professional Services Agreement during 2013.

Radio Access Network Agreement

On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network ("RAN") for a fixed fee. The completion of the RAN under this agreement is expected to occur on or before November 29, 2014. This agreement generally may be terminated by DISH Network at any time for convenience. We earned revenue of approximately $10.1 million from DISH Network under this agreement during 2013.

Real Estate Lease Agreements

We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. We earned revenue of approximately $11.9 million from DISH Network under the real estate lease agreements during 2013. The term of each of the leases is set forth below:

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

  Gilbert Lease Agreement.     The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days prior notice. We expect this lease to terminate in 2014.

  Cheyenne Lease Agreement.    The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises. We incurred expenses payable to DISH Network of approximately $0.3 million under the real estate lease agreements during 2013. The term of each of the leases is set forth below:

  El Paso Lease Agreement.     The lease for certain space at 1285 Joe Battle Blvd. El Paso, Texas is for a period ending on August 1, 2015, and provides us with renewal options for four consecutive three year terms.

  American Fork Occupancy License Agreement.     The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.

Receiver Agreement

Effective January 1, 2012, we and DISH Network entered into a new receiver agreement (the "2012 Receiver Agreement"), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014. The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off. The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase. We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters. DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days notice to us. We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network. DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term. We earned revenue of approximately $1.2 billion from DISH Network under the 2012 Receiver Agreement during 2013.

Remanufactured Receiver Agreement

In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. In November 2013, we and DISH Network extended this agreement until December 31, 2014. We may terminate the remanufactured receiver agreement for any reason upon at least 60 days notice to DISH Network. DISH Network may also terminate this agreement if certain entities acquire it. Our purchase of remanufactured receivers and related components from DISH Network was approximately $5,900 for the year ended December 31, 2013.

RUS Implementation Agreement

In September 2010, DISH Broadband L.L.C. ("DISH Broadband"), DISH Network's wholly-owned subsidiary, was selected by the Rural Utilities Service ("RUS") of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the "Grant Funds"). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the "RUS Agreement") pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband's RUS program. The RUS Agreement expired in June 2013 when the Grant Funds were exhausted. We recognized revenue of approximately $4.0 million from DISH Broadband under the RUS Agreement during 2013.

Satellite Capacity Leased to DISH Network

Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite, and the length of the lease. We earned revenue of approximately $240.2 million from DISH Network under the satellite capacity agreements during 2013. The term of each lease is set forth below:

  EchoStar I, VII, X, XI and XIV.     On March 1, 2014, we began leasing certain capacity to DISH Network on the EchoStar I, VII, X, XI and XIV satellites. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

  EchoStar VI, VIII and XII.     The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless, in the case of EchoStar VI or XII, DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fail; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network has the option to renew the lease of EchoStar VI or XII on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any option to renew such agreement will be exercised. Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms; DISH Network no longer leases capacity from us on the EchoStar VI satellite however, in May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this lease converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days' notice.

  EchoStar IX.     DISH Network leases certain satellite capacity from us on EchoStar IX. Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

  EchoStar XVI.     In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to lease from us all of the capacity on EchoStar XVI, a DBS satellite. EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location. Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date. Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period. If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term. There can be no assurance that any option to renew this agreement will be exercised. We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

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

  QuetzSat-1 Agreement.     During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network leases 24 of the DBS transponders on QuetzSat-1. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location. In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location. During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease five DBS transponders on the QuetzSat-1 satellite back from DISH Network. In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

Satellite Capacity Leased from DISH Network

Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which, we acquire certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network. The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are leased on the applicable satellite, and the length of the lease. We incurred expenses payable to DISH Network of approximately $37.2 million under the satellite capacity agreements during 2013. The term of each satellite capacity agreement is set forth below:

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

  EchoStar XV.     In May 2013, we began leasing satellite capacity from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization. Effective March 1, 2014, this lease converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

Satellite and Tracking Stock Transaction

On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: on March 1, 2014, EchoStar and Hughes Satellite Systems Corporation, a then wholly owned subsidiary of EchoStar, issued shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and on March 1, 2014, DISH Network began leasing certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction").

Set-Top Box Application Development Agreement

During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the "Application Development Agreement") pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for the period ending February 1, 2015. The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days notice. The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided. We earned revenue of approximately $4.0 million from DISH Network under the Application Development Agreement during 2013.

SlingService Services Agreement

Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one-year terms and may be terminated by DISH Network for any reason upon at least 120 days notice to us. We earned revenue from DISH Network of approximately $3.2 million under the SlingService Services Agreement during 2013.

Tax Sharing Agreement

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS's examination of our consolidated tax returns. Prior to the agreement with DISH Network, the federal tax benefits of $82.8 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement requires DISH Network to pay us $82.8 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2014. Accordingly, we recorded a noncurrent receivable from DISH Network for $82.8 million in "Other receivable—DISH Network" and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013. In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017. There were no payments made under the Tax Sharing Agreement during 2013.

TerreStar Agreement

On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar. Prior to DISH Network's acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar's satellite gateway and associated ground infrastructure. Our Hughes segment earned revenues from TerreStar of approximately $4.5 million under these agreements during 2013. These agreements generally may be terminated by DISH Network at any time for convenience.

TiVo

On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. ("TiVo"). The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.

Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network were dissolved. We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of $300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017. Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer. Future payments will be allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment. In 2013, we made a payment of approximately $1.7 million to TiVo with respect to the TiVo settlement agreement.

TT&C Agreement

Effective January 1, 2012, we entered into a new telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the "2012 TT&C Agreement"). The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off. The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice. We earned revenue of approximately $5.2 million under the 2012 TT&C Agreement during 2013.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

TerreStar-2 Development Agreement

In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed ("T2 ATP") with SS/L, LLC in connection with the construction of the T2 satellite. In exchange, DISH Network granted us certain rights to purchase the T2 satellite during the term of the T2 Development Agreement. The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network's rights and obligations under the T2 ATP and the related agreement for the construction of the T2 satellite with SS/L. The T2 Development Agreement expires on the later of: (i) December 19, 2014, or (ii) the date on which the T2 ATP expires. We made payments of $15.8 million to DISH Network in connection with the T2 Development Agreement in 2013.

XiP Encryption Agreement

During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the "XiP Encryption Agreement") pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes. The term of the XiP Encryption Agreement is until December 31, 2014. Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon at least 180 days notice prior to the end of the term. We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days' notice and 30 days' notice, respectively. The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month. No payments were made under the XiP Encryption Agreement during 2013.

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

Related Party Transactions with NagraStar L.L.C.

We own 50% of NagraStar L.L.C. ("NagraStar"), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. We account for our investment in NagraStar using the equity method. During 2013 we made purchases from NagraStar totaling $14.9 million. As of December 31, 2013, there were outstanding invoices from NagraStar to us totaling approximately $1.2 million. Additionally, as of December 31, 2013, there were outstanding purchase orders from us to NagraStar totaling approximately $5.9 million for security access devices.

Related Party Transactions with Hughes Systique Corporation ("Hughes Systique")

We contract with Hughes Systique for software development services. In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million. Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility. In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility. The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default. As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique's outstanding shares as of December 31, 2013. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. We are considered the "primary beneficiary" of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans. As a result, we are required to consolidate Hughes Systique's financial statements in our Consolidated Financial Statements. We obtained services from Hughes Systique totaling approximately $9.9 million during 2013.

Related Party Transactions with Dish Mexico

During 2008, we entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico. Pursuant to these arrangements, we provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico. We account for our investment in Dish Mexico using the equity method. We earned revenues of approximately $66.4 million from our arrangements with Dish Mexico. Additionally, as of December 31, 2013, there were outstanding invoices from us to Dish Mexico of approximately $3.5 million.

Related Party Transactions with Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC ("Deluxe"), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. For the year ended December 31, 2013, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1.8 million. Additionally, as of December 31, 2013, there were outstanding invoices from us to Deluxe of approximately $1.1 million.

Director Independence

Board of Directors Independence Information

Of our current members of the Board of Directors, the Board has determined that each of Mr. Ortolf, Mr. Schroeder and Mr. Federico meet the independence requirements of NASDAQ and SEC rules and regulations.

We are a "controlled company" within the meaning of the NASDAQ Marketplace Rules because more than 50% of our voting power is held by Charles W. Ergen, our Chairman. Mr. Ergen currently beneficially owns approximately 46.7% of our total equity securities and possesses approximately 80.6% of the total voting power. Mr. Ergen's beneficial ownership and total voting power excludes 5,738,471 of our Class A Shares issuable upon conversion of our Class B Shares currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 10.4% of our total equity securities and possess approximately 11.0% of our total voting power. Please see "Equity Security Ownership" above. Therefore, we are not subject to the NASDAQ listing requirements that would otherwise require us to have: (i) a Board of Directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Nevertheless, the Corporation has created an Executive Compensation Committee (the "Compensation Committee") and a Nominating Committee, in addition to an Audit Committee, all of which are composed entirely of independent directors.

Committee Independence Information

Compensation Committee.    The current members of the Compensation Committee are Mr. Ortolf, Mr. Schroeder and Mr. Federico, with Mr. Ortolf serving as Chairman of the Compensation Committee. The Board has determined that each of these individuals meets the independence requirements of NASDAQ and SEC rules and regulations.

Audit Committee.    Our Board has established a standing Audit Committee composed entirely of independent directors in accordance with NASDAQ rules and Section 10A of the Securities Exchange Act of 1934 (the "Exchange Act") and related SEC rules and regulations. The current members of the Audit Committee are Mr. Ortolf, Mr. Schroeder and Mr. Federico, with Mr. Schroeder serving as Chairman of the Audit Committee.

Nominating Committee.    The current members of the Nominating Committee are Mr. Ortolf, Mr. Schroeder and Mr. Federico, with Mr. Federico serving as Chairman of the Committee. The Board has determined that each of these individuals meets the independence requirements of NASDAQ and SEC rules and regulations.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012. The following table presents fees for professional services rendered by KPMG LLP to us and our subsidiaries during 2013 and 2012.

	For the Years Ended December 31,
	2013	2012
Audit Fees(1)	$2,618,243	$2,738,686
Audit Related Fees(2)	162,916	195,052

Total Audit and Audit Related Fees	2,781,159	2,933,738
Tax Fees(3)	946,697	1,525,644
All Other Fees	—	—

Total Fees	$3,727,856	$4,459,382

(1)
Consists of fees paid by us for the audit of our and our subsidiaries' consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of our internal control over financial reporting and statutory audits of our foreign subsidiaries.

(2)
Consists of fees for the audit of financial statements and certain fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents, compliance with XBRL tagging and professional consultations with respect to accounting issues.

(3)
Consists of fees for tax consultation and tax compliance services.

Audit Committee Pre-Approval Process

The Audit Committee is responsible for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to the Audit Committee in one of the following ways:

•
Request for approval of services at a meeting of the Audit Committee; or

•
Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. All of the fees paid by us to KPMG LLP for services rendered in 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)
Exhibits

2.1	*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
2.2	*
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
3.2	*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation's Form 10 dated December 12, 2007, Commission File No. 001-33807).
3.3	*
EchoStar Corporation Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions, and Relative Rights of the Hughes Retail Preferred Tracking Stock (incorporated by reference to Exhibit 3.1 to EchoStar Corporation's Current Report on Form 8-K filed March 3, 2014, Commission File No. 001-33807).
4.1	*
Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
4.2	*
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
4.3	*
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
4.4	*
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

4.5	*	Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.6	*
Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.7	*
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

10.32	*	Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***
10.33	*
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
10.38	*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).***
10.39	*
Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).***
10.40	*
Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).
10.41	*
Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).
10.42	*
Memorandum of Understanding, dated May 6, 2011 among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).***

10.43	*	Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).
10.44	*
Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***
10.45	*
Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed May 7, 2012, Commission File No. 001-33807).***
10.46	*
Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 7, 2012, Commission File No. 001-33807).***
10.47	*	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C.***
21	*	Subsidiaries of EchoStar Corporation Officer (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).
23	*
Consent of KPMG LLP, Independent Registered Public Accounting Firm Officer (incorporated by reference to Exhibit 23 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).
24	*
Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf and C. Michael Schroeder Officer (incorporated by reference to Exhibit 24 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).
31.1	*
Section 302 Certification of Chief Executive Officer with respect to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2013 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).
31.2	*
Section 302 Certification of Chief Financial Officer with respect to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2013 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).
31.3	(H)	Section 302 Certification of Chief Executive Officer with respect to this 10-K/A.
31.4	(H)	Section 302 Certification of Chief Financial Officer with respect to this 10-K/A.
32.1	*
Section 906 Certifications of Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).

101	*	The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2013, filed on February 21, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements Officer (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K of EchoStar Corporation filed February 21, 2014, Commission File No. 001-33807).

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
Date: April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. DUGAN Michael T. Dugan	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2014
/s/ DAVID J. RAYNER David J. Rayner	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2014
* Charles W. Ergen	Chairman	April 29, 2014
* R. Stanton Dodge	Director	April 29, 2014
* Anthony M. Federico	Director	April 29, 2014
* Pradman P. Kaul	Director	April 29, 2014

Signature		Title	Date

* Tom A. Ortolf		Director	April 29, 2014
* C. Michael Schroeder		Director	April 29, 2014
*By:	/s/ DEAN A. MANSON Dean A. Manson Attorney-in-Fact