Form 10-Q
period 2014-03-31
EchoStar CORP
filed 2014-05-09
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

As of April 25, 2014, the Registrant’s outstanding common stock consisted of 43,244,359 shares of Class A common stock and 47,687,039 shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our estimates, expectations, plans, objectives, strategies, results of operations and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•      our reliance on our primary customer, DISH Network Corporation (“DISH Network”), for a significant portion of our revenue;

•      the impact of variable demand and the adverse pricing environment for digital set-top boxes;

•      dependence on our ability to successfully manufacture and sell our digital set-top boxes in increasing volumes on a cost-effective basis and with acceptable quality;

•      our ability to bring advanced technologies to market to keep pace with our competitors;

•      significant risks related to the construction, launch and operation of our satellites, such as risk of material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•      uncertainty in global economic conditions, which may, among others, cause consumers and enterprise customers to defer purchases;

•      the failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•      the failure of third-party providers for components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$702,007	$634,119
Marketable investment securities	1,006,258	986,533
Trade accounts receivable, net of allowance for doubtful accounts of $14,368 and $13,237, respectively	155,718	159,292
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	379,470	355,135
Inventory	64,622	66,084
Prepaid expenses	60,149	55,400
Deferred tax assets	69,735	69,633
Other current assets	11,277	29,930
Total current assets	2,449,236	2,356,126
Noncurrent Assets:
Restricted cash and marketable investment securities	19,104	16,137
Property and equipment, net of accumulated depreciation of $2,598,240 and $2,499,889, respectively	3,004,534	2,546,377
Regulatory authorizations, net	584,641	583,900
Goodwill	504,173	504,173
Other intangible assets, net	239,879	262,039
Other investments	165,523	169,771
Other receivable - DISH Network	90,083	89,811
Other noncurrent assets, net	181,419	173,629
Total noncurrent assets	4,789,356	4,345,837
Total assets	$7,238,592	$6,701,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$207,339	$201,416
Trade accounts payable - DISH Network	83,920	55,743
Current portion of long-term debt and capital lease obligations	61,404	69,791
Deferred revenue and prepayments	58,252	57,592
Accrued compensation	34,070	30,940
Accrued royalties	22,731	24,010
Accrued interest	44,440	7,838
Accrued expenses and other	122,326	111,115
Total current liabilities	634,482	558,445
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,345,199	2,352,597
Deferred tax liabilities	631,570	488,206
Other noncurrent liabilities	113,202	76,484
Total noncurrent liabilities	3,089,971	2,917,287
Total liabilities	3,724,453	3,475,732
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 and zero shares issued and 6,290,499 and zero shares outstanding, respectively	6	—
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 48,757,838 and 48,370,956 shares issued, and 43,225,520 and 42,838,638 shares outstanding, respectively	49	48
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,685,477	3,502,005
Accumulated other comprehensive loss	(9,662)	(14,655)
Accumulated deficit	(159,859)	(171,914)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,417,897	3,217,370
Noncontrolling interest in HSS Tracking Stock	86,847	—
Other noncontrolling interests	9,395	8,861
Total stockholders’ equity	3,514,139	3,226,231
Total liabilities and stockholders’ equity	$7,238,592	$6,701,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Revenue:
Equipment revenue - DISH Network	$305,682	$308,875
Equipment revenue - other	68,930	102,090
Services and other revenue - DISH Network	184,564	139,925
Services and other revenue - other	266,847	244,564
Total revenue	826,023	795,454
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	320,670	353,855
Cost of sales - services and other (exclusive of depreciation and amortization)	210,093	179,294
Selling, general and administrative expenses	87,632	94,176
Research and development expenses	14,582	17,494
Depreciation and amortization	133,226	126,699
Total costs and expenses	766,203	771,518
Operating income	59,820	23,936

Other Income (Expense):
Interest income	2,598	1,977
Interest expense, net of amounts capitalized	(46,044)	(49,100)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $28 and $16,530, respectively), net	28	19,463
Equity in losses of unconsolidated affiliates, net	(1,851)	(3,905)
Other, net	636	5,481
Total other expense, net	(44,633)	(26,084)
Income (loss) before income taxes	15,187	(2,148)
Income tax benefit (provision), net	(3,157)	5,646
Net income	12,030	3,498
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(324)	—
Less: Net income attributable to other noncontrolling interests	299	40
Net income attributable to EchoStar	12,055	3,458
Less: Net loss attributable to EchoStar Preferred Tracking Stock	(598)	—
Net income attributable to EchoStar common stock	$12,653	$3,458

Weighted-average common shares outstanding - Class A and B common stock:
Basic	90,689	88,178
Diluted	92,336	89,600

Earnings per share - Class A and B common stock:
Basic	$0.14	$0.04
Diluted	$0.14	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Comprehensive Income (Loss)
Net income	$12,030	$3,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,507	1,950
Unrealized gains on AFS securities and other	749	7,529
Recognition of previously unrealized gains on AFS securities in net income	(28)	(16,530)
Total other comprehensive income (loss), net of tax	5,228	(7,051)
Comprehensive income (loss)	17,258	(3,553)
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(324)	—
Less: Comprehensive income attributable to other noncontrolling interests	534	62
Comprehensive income (loss) attributable to EchoStar	$17,048	$(3,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class			Accumulated				Noncontrolling
	A and B	Hughes Retail	Additional	Other			Other	Interests in
	Common	Preferred	Paid-In	Comprehensive	Accumulated	Treasury	Noncontrolling	HSS Tracking
	Stock	Tracking Stock	Capital	Income (Loss)	Deficit	Stock	Interests	Stock	Total
Balance, December 31, 2012	$93	$—	$3,394,646	$18,752	$(174,439)	$(98,162)	$9,337	$—	$3,150,227
Issuances of Class A common stock:
Exercise of stock options	1	—	17,958	—	—	—	—	—	17,959
Employee benefits	—	—	4,756	—	—	—	—	—	4,756
Employee Stock Purchase Plan	—	—	1,975	—	—	—	—	—	1,975
Stock-based compensation	—	—	4,984	—	—	—	—	—	4,984
Other, net	—	—	179	—	—	—	(467)	—	(288)
Net income	—	—	—	—	3,458	—	40	—	3,498
Unrealized losses on AFS securities, net and other	—	—	—	(9,001)	—	—	—	—	(9,001)
Foreign currency translation adjustment	—	—	—	1,928	—	—	22	—	1,950
Balance, March 31, 2013	$94	$—	$3,424,498	$11,679	$(170,981)	$(98,162)	$8,932	$—	$3,176,060

Balance, December 31, 2013	$96	$—	$3,502,005	$(14,655)	$(171,914)	$(98,162)	$8,861	$—	$3,226,231
Issuances of Class A common stock:
Exercise of stock options	1	—	2,777	—	—	—	—	—	2,778
Employee benefits	—	—	10,310	—	—	—	—	—	10,310
Employee Stock Purchase Plan	—	—	2,810	—	—	—	—	—	2,810
Stock-based compensation	—	—	3,557	—	—	—	—	—	3,557
Issuance of Hughes Retail Preferred Tracking Stock (Note 2)	—	6	163,510	—	—	—	—	87,171	250,687
Other, net	—	—	508	—	—	—	—	—	508
Net income (loss)	—	—	—	—	12,055	—	299	(324)	12,030
Unrealized gains on AFS securities, net and other	—	—	—	721	—	—	—	—	721
Foreign currency translation adjustment	—	—	—	4,272	—	—	235	—	4,507
Balance, March 31, 2014	$97	$6	$3,685,477	$(9,662)	$(159,859)	$(98,162)	$9,395	$86,847	$3,514,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$12,030	$3,498
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	133,226	126,699
Equity in losses of unconsolidated affiliates, net	1,851	3,905
Realized gains on marketable investment securities and other investments, net	(28)	(19,463)
Stock-based compensation	3,557	4,984
Deferred tax provision (benefit)	22	(9,189)
Changes in current assets and current liabilities, net	47,824	(64,000)
Changes in noncurrent assets and noncurrent liabilities, net	(7,134)	3,999
Other, net	10,124	(249)
Net cash flows from operating activities	201,472	50,184
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(299,563)	(181,709)
Sales and maturities of marketable investment securities	285,985	213,577
Purchases of property and equipment	(113,625)	(72,620)
Changes in restricted cash and marketable investment securities	(2,967)	7,577
Purchase of strategic investments	(16)	(7,156)
Other, net	(2,818)	(2,889)
Net cash flows from investing activities	(133,004)	(43,220)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	5,588	19,934
Repayment of long-term debt and capital lease obligations	(18,528)	(21,450)
Net proceeds from issuance of Tracking Stock (Note 2)	10,720	—
Other	514	292
Net cash flows from financing activities	(1,706)	(1,224)
Effect of exchange rates on cash and cash equivalents	1,126	56
Net increase in cash and cash equivalents	67,888	5,796
Cash and cash equivalents, beginning of period	634,119	731,614
Cash and cash equivalents, end of period	$702,007	$737,410

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$11,933	$14,912
Capitalized interest	$3,209	$200
Cash paid for income taxes	$3,487	$2,286
Employee benefits paid in Class A common stock	$10,310	$4,756
Satellites and other assets financed under capital lease obligations	$1,292	$1,848
Capitalized in-orbit incentive obligations	$—	$18,000
Reduction of capital lease obligation for AMC-16	$—	$6,694
Changes in capital expenditures included in accounts payable	$30,193	$5,812
Net assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$398,095	$—

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

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”).  In addition, we provide our Slingboxes directly to consumers via retail outlets and online.

•                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network and also to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, as well as to United States (“U.S.”) government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

In 2008, DISH Network completed its distribution to us of its digital set-top box business and certain infrastructure and other assets, including certain of their satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 2 below, DISH Network owns preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”

Note 2.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

EchoStar and HSS have adopted policy statements (the “Policy Statements”) setting forth management and allocation policies for purposes of attributing all of the business and operations of EchoStar to either the Hughes Retail Group or the EchoStar Group, which consists of all other operations of EchoStar, including all existing and future businesses, other than the Hughes Retail Group.  Among other things, the Policy Statements govern how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the EchoStar Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of stockholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statements also do not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 9 for information about the five satellites received from DISH Network, Note 14 for information about the assumed in-orbit incentive obligations, and Note 16 for information regarding the related satellite services agreements with DISH Network.  We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  Set forth below is information about certain terms of the Satellite and Tracking Stock and the initial recording of the Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (51.89% issued as EchoStar Tracking Stock and 28.11% issued as HSS Tracking Stock).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of Tracking Stock is entitled to one-tenth (1/10th) of one vote. The EchoStar Tracking Stock is a series of preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014. Following the issuance of the shares of EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock.  Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions;

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

and (iii) certain protective covenants afforded to holders of the Tracking Stock.

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock).  In connection with any demand for registration, DISH Network may require any outstanding shares of HSS Tracking Stock to be exchanged for shares of EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A Common Stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, EchoStar and HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014 the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and the EchoStar XI and EchoStar XIV satellites to EchoStar.  The historical carrying amounts of net assets transferred to EchoStar and HSS were as follows:

	EchoStar(1)	HSS	Total
	(In thousands)
Cash	$—	$11,404	$11,404
Property and equipment, net	349,243	82,837	432,080
Current liabilities	(3,479)	(3,076)	(6,555)
Noncurrent liabilities	(30,121)	(8,713)	(38,834)
Transferred net assets	$315,643	$82,452	$398,095

(1)         All of the net assets received by EchoStar as part of the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our EchoStar Satellite Services segment.

The transferred net assets increased EchoStar stockholders’ equity and HSS stockholders’ equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock.  The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The net amounts credited to EchoStar stockholders’ equity for EchoStar Tracking Stock (primarily additional paid-in capital) and the noncontrolling interest in HSS Tracking Stock were as follows:

	EchoStar	Noncontrolling
	Stockholders	Interest	Total
	(In thousands)
Transferred net assets	$315,643	$82,452	$398,095
Offering costs, net of tax	(2,302)	(610)	(2,912)
Deferred income taxes	(114,525)	(29,971)	(144,496)
Reallocation based on relative liquidation values	(35,300)	35,300	—
Net increase in stockholders’ equity	$163,516	$87,171	$250,687

Note 3.                     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly-own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  For the noncontrolling interest in the HSS Tracking Stock, we periodically attribute a portion of HSS net income or loss to the noncontrolling interest in HSS Tracking Stock with such portion equal to the economic interest (currently 28.11%) in the Hughes Retail Group represented by the HSS Tracking Stock, as determined in accordance with the Policy Statements and other documents governing the Tracking Stock. Investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee we account for using the equity method.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the Condensed Consolidated Financial Statements.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, royalty obligations, and allocations to HRG that affect the periodic determination of net income or loss attributable to the noncontrolling interest in the HSS Tracking Stock.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Due to the inherent uncertainty involved in making estimates, actual results

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the three months ended March 31, 2014 or 2013.

As of March 31, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements, as the markets for debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 11 for the fair value of our long-term debt.  As of March 31, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $91.5 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the terms of the EchoStar Tracking Stock that generally provide for an economic

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

interest (currently 51.89%) in the Hughes Retail Group, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  For the three months ended March 31, 2014, we allocated a net loss of $0.6 million to the EchoStar Tracking Stock, reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group for the period from the issuance of the EchoStar Tracking Stock on March 1, 2014 to March 31, 2014.  Moreover, because the reported amount of “Net income attributable to EchoStar” in our Consolidated Statements of Operations excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% interest in the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded (i) underlying options to purchase shares of our Class A common stock, as their effect is anti-dilutive, of 0.7 million and 2.1 million shares for the three months ended March 31, 2014 and 2013, respectively, and (ii) shares of our Class A common stock that are contingently issuable based upon meeting a company-specific performance measure by March 31, 2015 pursuant to our performance based stock incentive plan, which was not probable of being achieved as of March 31, 2014 of 0.7 million and 0.7 million shares for the three months ended March 31, 2014 and 2013, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Net income attributable to EchoStar common stock	$12,653	$3,458
Net income (loss) attributable to EchoStar Tracking Stock	(598)	—
Net income attributable to EchoStar	$12,055	$3,458

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	90,689	88,178
Dilutive impact of stock awards outstanding	1,647	1,422
Diluted	92,336	89,600

Earnings per share:
Class A and B common stock:
Basic	$0.14	$0.04
Diluted	$0.14	$0.04

Note 5.                     Other Comprehensive Income (Loss) and Related Tax Effects

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $27.8 million and $32.1 million as of March 31, 2014 and December 31, 2013, respectively.

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$900,148	$833,791
VRDNs	31,110	34,705
Strategic equity securities	33,247	33,613
Other	41,753	84,424
Total marketable investment securities—current	1,006,258	986,533
Restricted marketable investment securities (1)	7,666	7,965
Total	1,013,924	994,498

Restricted cash and cash equivalents (1)	11,438	8,172

Other investments—noncurrent:
Cost method	25,977	25,977
Equity method	139,546	143,794
Total other investments—noncurrent	165,523	169,771
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,190,885	$1,172,441

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our Condensed Consolidated Balance Sheets.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Restricted Cash and Marketable Investment Securities

As of March 31, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2014
Debt securities:
Corporate bonds	$900,002	$451	$(305)	$900,148
VRDNs	31,110	—	—	31,110
Other (including restricted)	49,385	35	(1)	49,419
Equity securities - strategic	15,272	17,975	—	33,247
Total marketable investment securities	$995,769	$18,461	$(306)	$1,013,924
As of December 31, 2013
Debt securities:
Corporate bonds	$833,888	$227	$(324)	$833,791
VRDNs	34,705	—	—	34,705
Other (including restricted)	92,876	14	(501)	92,389
Equity securities - strategic	15,272	18,341	—	33,613
Total marketable investment securities	$976,741	$18,582	$(825)	$994,498

As of March 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $840.0 million with contractual maturities of one year or less and $140.7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

	As of
	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$346,835	$(306)	$571,592	$(825)
12 months or more	3,987	—	—	—
Total	$350,822	$(306)	$571,592	$(825)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for the three months ended March 31, 2014 and $19.1 million for the three months ended March 31, 2013.  We recognized zero and minimal losses from the sales of our available-for-sale marketable investment securities for the three months ended March 31, 2014 and 2013, respectively.

Proceeds from sales of our available-for-sale marketable investment securities totaled $0.5 million and $41.5 million for the three months ended March 31, 2014 and 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$616,316	$7,906	$608,410	$548,714	$49,338	$499,376
Debt securities:
Corporate bonds	$900,148	$—	$900,148	$833,791	$—	$833,791
VRDNs	31,110	—	31,110	34,705	—	34,705
Other (including restricted)	49,419	—	49,419	92,389	—	92,389
Equity securities - strategic	33,247	33,247	—	33,613	33,613	—
Total marketable investment securities	$1,013,924	$33,247	$980,677	$994,498	$33,613	$960,885

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$161,476	$164,900
Contracts in process, net	8,610	7,629
Total trade accounts receivable	170,086	172,529
Allowance for doubtful accounts	(14,368)	(13,237)
Trade accounts receivable - DISH Network	379,470	355,135
Total trade accounts receivable, net	$535,188	$514,427

As of March 31, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $7.0 million and $2.6 million, respectively.

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods	$50,629	$50,357
Raw materials	8,440	8,658
Work-in-process	5,553	7,069
Total inventory	$64,622	$66,084

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$42,573	$42,850
Buildings and improvements	3-40	379,784	377,208
Furniture, fixtures, equipment and other	1-12	1,174,244	1,157,325
Customer rental equipment	2-4	407,492	374,688
Satellites - owned	2-15	2,381,120	1,949,040
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	282,457	210,051
Total property and equipment		5,602,774	5,046,266
Accumulated depreciation		(2,598,240)	(2,499,889)
Property and equipment, net		$3,004,534	$2,546,377

As of March 31, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of March 31, 2014 was $4.0 million, representing

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

depreciation expense recognized in our consolidated financial statements for the period subsequent to the transfer date.

Construction in progress consisted of the following:

		As of
		March 31,	December 31,
	Segment	2014	2013
		(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	Other	$180,912	$122,070
TerreStar-2	Other	34,708	16,433
Other	Other/ESS	20,815	24,160
Uplinking equipment	ETC/Hughes	20,627	20,793
Other	ETC/Hughes/ESS	25,395	26,595
Construction in progress		$282,457	$210,051

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Satellites	$47,563	$46,544
Furniture, fixtures, equipment and other	29,891	31,965
Customer rental equipment	27,892	23,287
Buildings and improvements	3,530	3,316
Total depreciation expense	$108,876	$105,112

Satellites

As of March 31, 2014, we utilized 17 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (5)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (1)(2)(3)	ESS	December 1995	77	—
EchoStar III (3)	ESS	October 1997	61.5	12
EchoStar VI	ESS	July 2000	96.2	12
EchoStar VII (1)(2)	ESS	February 2002	119	3
EchoStar VIII (1)	ESS	August 2002	77	12
EchoStar XII (1)(6)	ESS	July 2003	61.5	2
EchoStar IX (1)	ESS	August 2003	121	12
EchoStar X (1)(2)	ESS	February 2006	110	7
EchoStar XI (1)(2)	ESS	July 2008	110	9
EchoStar XIV (1)(2)	ESS	March 2010	119	11
EchoStar XVI (1)	ESS	November 2012	61.5	15

Leased from Third Parties (4):
AMC-15	ESS	October 2004	105	10
AMC-16	ESS	December 2004	85	10
Nimiq 5 (1)	ESS	September 2009	72.7	15
QuetzSat-1 (1)	ESS	September 2011	77	10

(1)         See Note 16 for further discussion of our transactions with DISH Network.

(2)         Depreciable life represents the remaining useful life as of March 1, 2014, the date we received the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

(3)         Fully depreciated assets.

(4)         These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

(5)         Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition (as defined below).

(6)         Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

Recent Developments

CMBStar and EchoStar XXIII.  In 2008, we suspended construction of the CMBStar satellite.  In April 2014, we entered into an agreement with Space Systems/Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, as a high powered Broadcast Satellite Service (“BSS”) satellite which will use some of the components from the CMBStar satellite.  This agreement superseded and replaced the current CMBStar construction contract.  EchoStar XXIII is expected to launch in 2016.

EUTELSAT 65 West A.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our indirect wholly-owned subsidiary, the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed in service in the second quarter of 2016.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII and EchoStar XIX.  In the first-filed case, ViaSat alleged, among other things, that SS/L infringed three patents and breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII.  A jury trial was held in that case in March and April 2014, and the jury found that in connection with EchoStar XVII, SS/L directly infringed the asserted patents and that SS/L breached certain agreements with ViaSat.  While we are not a party to this matter, the adverse decision against SS/L may have an impact on our ability to make use of EchoStar XIX or other satellites from SS/L and may adversely affect our business operations and results of operations .  Until there are further developments in the case, including post-trial motions and appeals, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.  As discussed in Note 2, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction.  These satellites are BSS communications satellites operating in Ku-band frequencies and DISH Network is receiving certain services from us on these satellites as of March 1, 2014.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on EchoStar XV (classified as an operating lease) and relocated the satellite to the 45 degree west longitude orbital location.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.  We are required to maintain in-orbit insurance pursuant to our service agreement with DISH Network.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report, that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss.  See Satellite Impairments below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I is fully depreciated.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar X.  During the second and third quarters of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17. While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XI.  During the first quarter 2012, DISH Network determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter 2011 and the first quarter 2012, DISH Network determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.  There have been no satellite impairments in 2014 as of the date of this report.

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely.  As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013.  Additional solar array anomalies are likely, and if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.  EchoStar XII has experienced no additional electrical power loss to date in 2014.

Note 10.              Goodwill and Other Intangible Assets

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

As of March 31, 2014, all of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2013, we determined that no further testing of goodwill for impairment as of that date was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Regulatory Authorizations

Regulatory authorizations with finite and indefinite useful lives are as follows:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Finite useful lives:
Cost	$116,085	$113,764
Accumulated amortization	(3,101)	(1,521)
Net	112,984	112,243
Indefinite lives	471,657	471,657
Total regulatory authorizations, net	$584,641	$583,900

Amortization expense for the regulatory authorizations with finite useful lives was $1.5 million and zero for the three months ended March 31, 2014 and 2013, respectively.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(160,833)	$133,099	$293,932	$(152,647)	$141,285
Contract-based	10	255,366	(213,805)	41,561	255,366	(204,835)	50,531
Technology-based	7	126,272	(87,918)	38,354	126,272	(83,580)	42,692
Trademark portfolio	20	29,700	(4,208)	25,492	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,334)	1,373	4,707	(3,040)	1,667
Total other intangible assets		$709,977	$(470,098)	$239,879	$709,977	$(447,938)	$262,039

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense was $24.3 million and $21.6 million for the three months ended March 31, 2014 and 2013, respectively, including amortization of regulatory authorizations with finite lives.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 11.              Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,212,750	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	900,000	1,017,000	900,000	1,001,250
Other	1,618	1,618	1,588	1,588
Subtotal	2,001,618	$2,231,368	2,001,588	$2,196,338
Capital lease obligations (1)	404,985		420,800
Total debt and capital lease obligations	2,406,603		2,422,388
Less: Current portion	(61,404)		(69,791)
Long-term portion of debt and capital lease obligations	$2,345,199		$2,352,597

(1)         Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 12.             Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, income and losses from investments, changes in tax laws and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax expense was approximately $3.2 million for the three months ended March 31, 2014 compared to an income tax benefit of $5.6 million for the three months ended March 31, 2013.  Our effective income tax rate was 20.8% for the three months ended March 31, 2014 compared to 262.8% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the increase of our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, current year research and experimentation credits, and reinstatement of the tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted 190,000 stock options to our employees for the three months ended March 31, 2014 and zero stock options for the three months ended March 31, 2013.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Research and development expenses	$592	$928
Selling, general and administrative expenses	2,965	4,056
Total stock-based compensation	$3,557	$4,984

As of March 31, 2014, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $33.2 million.

Note 14.              Commitments and Contingencies

Commitments

As of March 31, 2014, our satellite-related obligations were approximately $1.16 billion.  Our satellite-related obligations primarily include, among other things, payments pursuant to agreements for the construction of the EchoStar XIX and TerreStar-2 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

As discussed in Note 17, in April 2014 we entered into certain agreements that increased our satellite-related contractual obligations by approximately $234.7 million.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the Hopper set-top box, as well as certain of our Hughes subsidiaries’ satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against DISH Network Corporation, DISH Network L.L.C., us, and our wholly-owned subsidiary EchoStar Technologies L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in the Hopper set-top box infringes the asserted patents.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that certain of our set-top boxes infringe the 233 patent.  On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features in the Hopper™ set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

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

As a result of certain parties’ competing counterclaims and venue-related motions brought in both the New York and California actions, and certain networks filing various amended complaints, the claims have proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox parties and NBC parties in California.

California Actions.  On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our wholly-owned subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court has granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and the United States Court of Appeals for the Ninth Circuit will hear oral argument on July 7, 2014.  The Fox claims are set for trial on January 13, 2015.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

New York Actions.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on April 17, 2015.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against EchoStar Corporation, DISH Network Corporation, L-Band Acquisition, LLC (“LBAC”), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than EchoStar Corporation, DISH Network Corporation and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, DISH Network Corporation, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims include, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against EchoStar Corporation, DISH Network Corporation and Mr. Ergen; and Harbinger’s claim against SPSO for equitable disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. (“Nazomi”) filed suit against Sling Media, Inc. (“Sling”), our indirect wholly owned subsidiary, as well as Nokia Corp; Nokia Inc.; Microsoft Corp.; Amazon.com Inc.; Western Digital Corp.; Western Digital Technologies, Inc.; Garmin Ltd.; Garmin Corp.; Garmin International, Inc.; Garmin USA, Inc.; Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the “362 patent”) and United States Patent No. 7,225,436 (the “436 patent”).  The 362 patent and the 436 patent relate to Java hardware acceleration.  On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling’s motion for summary judgment of non-infringement.  On January 10, 2014, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s grant of summary judgment, and the matter is now concluded.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  No trial date is currently set.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation. Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County litigation was stayed pending resolution of the motion to dismiss.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.  We intend to vigorously defend these cases.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  In July 2009, the Court granted our motion to stay the case pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC (“TQP”) filed suit against our indirectly wholly-owned subsidiary, Sling Media, Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 15.              Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.  Under this definition, we operate three primary business segments.

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

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs of certain business development activities, expenses of various corporate departments and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC. Therefore, we do not consider HRG to be a separate operating segment.

The following tables present revenue, EBITDA, and capital expenditures for each of our operating segments and reconcile total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations:

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2014
External revenue	$405,692	$314,371	$99,872	$6,088	$826,023
Intersegment revenue	$101	$400	$949	$(1,450)	$—
Total revenue	$405,793	$314,771	$100,821	$4,638	$826,023
EBITDA	$38,964	$81,939	$84,782	$(13,801)	$191,884
Capital expenditures (1)	$13,922	$45,972	$29	$53,702	$113,625

For the Three Months Ended March 31, 2013
External revenue	$426,773	$289,181	$73,346	$6,154	$795,454
Intersegment revenue	$221	$218	$856	$(1,295)	$—
Total revenue	$426,994	$289,399	$74,202	$4,859	$795,454
EBITDA	$29,925	$63,981	$64,806	$12,922	$171,634
Capital expenditures (1)	$12,311	$44,340	$12,272	$3,697	$72,620

(1)         Capital expenditures consist of purchases of property and equipment reported in our Condensed Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
EBITDA	$191,884	$171,634
Interest income and expense, net	(43,446)	(47,123)
Depreciation and amortization	(133,226)	(126,699)
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(324)	—
Net income attributable to noncontrolling interests	299	40
Income (loss) before income taxes	$15,187	$(2,148)

Note 16.              Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 2 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Receiver Agreement.  Effective January 1, 2012, we and DISH Network entered into a new receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off. The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network. DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days notice prior to the end of the term. On May 5, 2014, we received DISH Network’s notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.

Broadcast Agreement.  Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016.  The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off. The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

relevant service plus a fixed margin, which will depend on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days’ notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the capacity arrangements.  The term of each capacity arrangement is set forth below:

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar IX.  DISH Network receives satellite services from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on EchoStar IX on a month-to-month basis.

EchoStar XII.  DISH Network receives satellite services from us on EchoStar XII.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to receive satellite services from us on EchoStar XVI, a DBS satellite.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

There can be no assurance that any option to renew this agreement will be exercised.  We began to provide satellite services on EchoStar XVI to DISH Network in January 2013.

Satellite and Tracking Stock Transaction.  On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) on March 1, 2014, DISH Network began receiving certain satellite services on these five satellites from us. See Note 2 for further information.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite on which DISH Network receives satellite services from us.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  Effective January 1, 2012, we entered into a new telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off. The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. As of March 1, 2014, we provide TT&C services for the D-1 and EchoStar XV satellites.

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

Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days’ prior notice.  We expect this lease to terminate in 2014.

Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related components that our subsidiaries have previously sold and in the future may sell to DISH Network.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such set-top boxes and related components, unless terminated earlier.  DISH Network may terminate the product support agreement for any reason upon at least 60 days’ notice.  In the event of an early termination of this agreement, DISH Network is entitled to a refund of any unearned fees paid to us for the services.

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for three successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.  In November 2013, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2014.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

Effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement initially had  a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Set-Top Box Application Development Agreement.  During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for the period ending February 1, 2015.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is until December 31, 2014.  Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon at least 180 days’ notice prior to the end of the term.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

Professional Services Agreement.  In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Satellite Services Received from DISH Network.  Since the Spin-off, we entered into certain satellite services agreements pursuant to which we acquire certain satellite services from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service term.  The term of each satellite service agreement is set forth below:

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS receives satellite services from DISH Network on the D-1 satellite for research and development.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Effective March 1, 2014, this satellite services agreement converted to a month-to-month lease.  Both parties have the right to terminate this lease upon 30 days’ notice.

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2013, we and DISH Network extended this agreement until December 31, 2014.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  Prior to the agreement with DISH Network, the federal tax benefits of $82.8 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities.  The agreement requires DISH Network to pay us $82.8 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2014.  Accordingly, we recorded a noncurrent receivable from DISH Network for $82.8 million in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013.  In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

periods unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

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

TerreStar-2 Development Agreement.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the TerreStar-2 (“T2”) satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed (“T2 ATP”) with SS/L, LLC in connection with the construction of the T2 satellite.  In exchange, DISH Network granted us certain rights to purchase the T2 satellite during the term of the T2 Development Agreement.  The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network’s rights and obligations under the T2 ATP and the related agreement for the construction of the T2 satellite with SS/L.  The T2 Development Agreement expires on the later of: (i) December 19, 2014, or (ii) the date on which the T2 ATP expires.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The table below summarizes our transactions with NagraStar.

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Purchases from NagraStar	$3,145	$4,314

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Due to NagraStar	$1,351	$1,211
Commitments to purchase from NagraStar	$7,827	$5,874

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

	For the Three Months
	Ended March 31,
	2014	2013
	(In thousands)
Digital set-top boxes and related accessories	$8,399	$15,393
Satellite services	$5,837	$4,787
Uplink services	$1,705	$1,479

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Due from Dish Mexico	$6,079	$3,506

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  For the three months ended March 31, 2014 and 2013, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.9 million and $0.4 million, respectively.  As of March 31, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $1.4 million and $1.1 million, respectively.

Note 17.              Subsequent Events

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda. the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed in service in the second quarter of 2016.  We are required to fund the cost of the Ka-band capacity in quarterly installments while the satellite is under construction.

In April 2014, we entered into an agreement with Space Systems/Loral, LLC for the construction of the EchoStar XXIII satellite, as a high powered BSS satellite.  This agreement superseded and replaced the current CMBStar construction contract.  EchoStar XXIII is expected to be delivered for launch in the third quarter of 2016.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations. Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in three business segments, which are differentiated primarily by their operational focus:  EchoStar Technologies, Hughes, and EchoStar Satellite Services.  The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.

Highlights from our financial results are as follows:

2014 First Quarter Consolidated Results of Operations

•                  Revenue of $826.0 million

•                  Operating income of $59.8 million

•                  Net income of $12.0 million

•                  Net income attributable to EchoStar of $12.1 million and earnings per share of common stock of $0.14

•                  EBITDA of $191.9 million (see non-GAAP reconciliation on page 45)

Consolidated Financial Condition as of March 31, 2014

•                  Total assets of $7.23 billion

•                  Total liabilities of $3.72 billion

•                  Total stockholders’ equity of $3.51 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.71 billion

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies.  A substantial majority of our digital set-top boxes are sold to DISH Network Corporation and its subsidiaries (“DISH Network”), but we also sell digital set-top boxes to Bell TV, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and other international customers.  We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.  In addition, we provide our Slingboxes directly to consumers via retail outlets and online.  Sling Media “placeshifting” technology gives consumers the ability, at their option, to watch and control their home digital video and audio content via a broadband internet connection.

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products.  Products containing new technologies and features typically have higher initial selling prices, margins and volumes.  The market for our digital set-top boxes, like other electronic products has also been characterized by regular reductions in selling prices and production costs.  Our ability to sustain or increase profitability also depends in large part on our ability to control or reduce our costs of producing digital set-top boxes.  Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions.  Overall, our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors.

The number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including through joint ventures.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.  We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks. The addition of new subscribers, and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  As a satellite fills and beams become congested, this growth rate flattens and growth is constrained until the next satellite launch or additional capacity becomes available to continue the next phase of growth.  Therefore, our focus is to balance subscriber acquisition costs and subscriber growth, with capacity availability and plans aligned with the timing of additional satellite capacity becoming available.

Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.  The fixed pricing nature of our long term enterprise contracts minimizes any significant quarter to quarter fluctuations.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.  However, the growth of our enterprise businesses relies heavily on global economic conditions.

As of March 31, 2014 and December 31, 2013, our Hughes segment had approximately 914,000 and 860,000 broadband subscribers, respectively, and approximately $1.19 billion and $1.15 billion of contracted revenue backlog, respectively.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using 15 of our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, and also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers.

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

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  The satellites we currently have under construction are expected to ultimately produce revenue once launched and placed into operation, and therefore, anything that interferes with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenues and financial performance.  In particular, our service arrangement for the AMC-15 satellite is scheduled to expire on December 24, 2014, which if not renewed, could affect our ability to sell or renew current customer commitments and could impact our revenues.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of March 31, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $2.01 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of the Satellite and Tracking Stock Transaction, pursuant to which DISH Network receives certain satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV beginning March 1, 2014.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. We continue to pursue various paths to launch a Brazilian service and remain committed to delivering a pay-TV service to Brazil via a high-powered Broadcast Satellite Service (“BSS”) satellite.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union (“EU”) and individual EU Member States to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum.  We believe that we are well-positioned to move forward with commercialization of our authorization because of the existing EUTELSAT 10A (also known as “W2A”) satellite, coupled with our planned launch of a new S-band capable satellite in the 2016 time frame.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$305,682	$308,875	$(3,193)	(1.0)
Equipment revenue - other	68,930	102,090	(33,160)	(32.5)
Services and other revenue - DISH Network	184,564	139,925	44,639	31.9
Services and other revenue - other	266,847	244,564	22,283	9.1
Total revenue	826,023	795,454	30,569	3.8
Costs and Expenses:
Cost of sales - equipment	320,670	353,855	(33,185)	(9.4)
% of Total equipment revenue	85.6%	86.1%
Cost of sales - services and other	210,093	179,294	30,799	17.2
% of Total services and other revenue	46.5%	46.6%
Selling, general and administrative expenses (including DISH Network)	87,632	94,176	(6,544)	(6.9)
% of Total revenue	10.6%	11.8%
Research and development expenses	14,582	17,494	(2,912)	(16.6)
% of Total revenue	1.8%	2.2%
Depreciation and amortization	133,226	126,699	6,527	5.2
Total costs and expenses	766,203	771,518	(5,315)	(0.7)
Operating income	59,820	23,936	35,884	*

Other Income (Expense):
Interest income	2,598	1,977	621	31.4
Interest expense, net of amounts capitalized	(46,044)	(49,100)	3,056	(6.2)
Realized gains on marketable investment securities and other investments, net	28	19,463	(19,435)	(99.9)
Equity in losses of unconsolidated affiliates, net	(1,851)	(3,905)	2,054	(52.6)
Other, net	636	5,481	(4,845)	(88.4)
Total other expense, net	(44,633)	(26,084)	(18,549)	71.1
Income (loss) before income taxes	15,187	(2,148)	17,335	*
Income tax benefit (provision), net	(3,157)	5,646	(8,803)	*
Net income	12,030	3,498	8,532	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(324)	—	(324)	*
Less: Net income attributable to noncontrolling interests	299	40	259	*
Net income attributable to EchoStar	$12,055	$3,458	$8,597	*

Other Data:
EBITDA	$191,884	$171,634	$20,250	11.8
Subscribers, end of period	914,000	692,000	222,000	32.1

* Percentage is not meaningful.

(1)  For your information, we include an explanation of our key metrics on pages 51 through 53.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $305.7 million for the three months ended March 31, 2014, a decrease of $3.2 million, or 1.0%, compared to the same period in 2013.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2014 decreased by $2.9 million, or 1.0%, to $294.1 million compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the three months ended March 31, 2014 was primarily due to a 15.5% decrease in the weighted average price of set-top boxes and a 6.5% decrease in unit sales of related accessories, partially offset by an 18.2% increase in the unit sales of set-top boxes and a 4.5% increase in the weighted average price of related accessories.

Equipment revenue — DISH Network from our Hughes segment for the three months ended March 31, 2014 decreased by $0.3 million, or 2.5%, to $11.6 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the sale of broadband equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $68.9 million for the three months ended March 31, 2014, a decrease of $33.2 million or 32.5%, compared to the same period in 2013.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended March 31, 2014 decreased by $25.5 million, or 48.5%, to $27.1 million compared to the same period in 2013.  The decrease was attributable to a 62.3% decrease in unit sales and a 28.0% decrease in the weighted average price of set-top boxes sold to Bell TV and our other international customers.  Additionally, unit sales of related accessories increased by 211.7%, partially offset by a 19.7% decrease in the weighted average price of related accessories sold to Bell TV and other international customers during the three months ended March 31, 2014 compared to the same period in 2013.  We expect the sales to Bell TV and other international customers may remain at the current levels in the near term, due to their utilization of refurbished set-top boxes and lower overall demand in the respective markets where we sell these products.

Equipment revenue — other from our Hughes segment for the three months ended March 31, 2014 decreased by $7.7 million, or 15.5%, to $41.8 million compared to the same period in 2013.  The decrease was mainly due to a decrease in sales of broadband equipment of $5.4 million due to lower sales to wholesale customers and lower sales to subscribers who purchase equipment directly, as well as a $2.8 million decrease in revenue from our international customers.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $184.6 million for the three months ended March 31, 2014, an increase of $44.6 million or 31.9%, compared to the same period in 2013.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2014 increased by $5.3 million, or 7.1%, to $79.2 million compared to the same period in 2013.  The increase was primarily due to an increase of $4.0 million related to the development of web-based applications for set-top boxes and $2.8 million in revenue earned from the sales of satellite uplink/downlink services.  The increase was partially offset by a $1.0 million decrease in other services provided to DISH Network.

Services and other revenue — DISH Network from our Hughes segment for the three months ended March 31, 2014 increased by $11.2 million to $18.1 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2014 increased by $28.2 million, or 53.3%, to $81.2 million compared to the same period in 2013.  The increase was mainly due to an increase of $14.8 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase of $10.1 million from the renewal of our satellite agreement and services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed again in the second quarter of 2013, and

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

an increase of $2.9 million in revenue for the services provided on the capacity arrangement of transponders of the QuetzSat-1 satellite provided to DISH Network beginning February 2013.  We expect services and other revenue — DISH Network to increase in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction effective March 1, 2014.

Services and other revenue — other.  “Services and other revenue — other” totaled $266.8 million for the three months ended March 31, 2014, an increase of $22.3 million or 9.1%, compared to the same period in 2013.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended March 31, 2014 increased by $1.9 million, or 55.6%, to $5.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $1.2 million in revenue earned from Bell TV and Arris for non-recurring engineering projects and an increase of $1.1 million for system integration solutions.

Services and other revenue — other from our Hughes segment for the three months ended March 31, 2014 increased by $22.1 million, or 10.0%, to $243.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue— other from our EchoStar Satellite Services segment for the three months ended March 31, 2014 decreased by $1.6 million, or 7.5%, to $19.6 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $1.5 million in sales of transponder services in the first quarter of 2014 compared to the same period in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $320.7 million for the three months ended March 31, 2014, a decrease of $33.2 million, or 9.4%, compared to the same period in 2013.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended March 31, 2014 decreased by $24.9 million, or 8.3%, to $273.3 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $3.7 million directly related to a decrease in sales of set-top boxes and related accessories sold to DISH Network and a decrease of $20.4 million in cost of sales related to the decrease in sales of set-top boxes and related accessories to Bell TV and our other international customers.

Cost of sales — equipment from our Hughes segment for the three months ended March 31, 2014 decreased by $8.3 million, or 14.9%, to $47.4 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease of $5.4 million in the cost of sales of broadband equipment to our enterprise and international customers and a decrease of $2.6 million in the cost of sales of broadband equipment sold to dishNET due to the increased sales of reconditioned equipment offset by decreased sales of new equipment under the Distribution Agreement.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $210.1 million for the three months ended March 31, 2014, an increase of $30.8 million, or 17.2%, compared to the same period in 2013.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended March 31, 2014 increased by $6.9 million, or 12.9%, to $59.9 million compared to the same period in 2013.  The increase was primarily the result of an increase in cost of sales of $5.2 million as a result of an increase in support costs related to engineering and uplink services provided in the first quarter of 2014 compared to the same period in 2013.

Cost of sales — services and other from our Hughes segment for the three months ended March 31, 2014 increased by $10.9 million, or 10.0%, to $119.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase in cost of sales as a result of an increase in sales of broadband services to our enterprise and international customers.

Cost of sales — services and other related to our other operations and business development activities for the three months ended March 31, 2014 increased by $12.7 million compared to the same period in 2013.  The

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

increase was primarily due to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $87.6 million for the three months ended March 31, 2014, a decrease of $6.5 million or 6.9%, compared to the same period in 2013.  The decrease was mainly due to a $4.4 million decrease in personnel and other employee-related expenses and $1.3 million decrease in professional fees.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $133.2 million for the three months ended March 31, 2014, an increase of $6.5 million or 5.2%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $4.6 million associated with customer rental equipment from our Hughes segment, an increase in depreciation of $4.0 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network, and an increase of $1.5 million in amortization of the finite-lived regulatory authorizations.  The increase in depreciation and amortization was partially offset by a decrease in depreciation of $2.9 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $46.0 million for the three months ended March 31, 2014, a decrease of $3.1 million or 6.2%, compared to the same period in 2013.  The decrease was due to higher capitalized interest of $3.0 million associated with the construction of our EchoStar XIX and TerreStar-2 satellites.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $28.0 thousand for the three months ended March 31, 2014, a decrease of $19.4 million, or 99.9%, compared to the same period in 2013.  The decrease was mainly related to a gain of $16.4 million recognized from the sale of a strategic investment in a public company in 2013 and a gain of $2.6 million that resulted from a conversion of a certain one of our investments into a marketable investment security in 2013.

Other, net.  “Other, net” totaled $0.6 million expense for the three months ended March 31, 2014, a decrease of $4.8 million, or 88.4%, compared to the same period in 2013.  The decrease was primarily related to a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013, partially offset by an increase of $1.1 million in other miscellaneous expense and an increase of $0.9 million gain in foreign exchange rates.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $191.9 million for the three months ended March 31, 2014, an increase of $20.3 million or 11.8%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $42.4 million for the three months ended March 31, 2014 and a decrease of $2.1 million in equity in losses of unconsolidated affiliates, net.  The increase in the first quarter of 2014 was partially offset by a gain of $16.4 million recognized from the sale of a strategic investment in a public company in 2013, a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013, and a gain of $2.6 million resulting from a conversion of a certain one of our investment into a marketable investment security in 2013.  We expect EBITDA to increase in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months
	Ended March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$191,884	$171,634	$20,250	11.8
Interest income and expense, net	(43,446)	(47,123)	3,677	(7.8)
Depreciation and amortization	(133,226)	(126,699)	(6,527)	5.2
Net loss attributed to noncontrolling interest in HSS Tracking Stock	(324)	—	(324)	*
Net income attributable to noncontrolling interests	299	40	250	*
Income (loss) before income taxes	15,187	(2,148)	17,335	*

*Percentage is not meaningful.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net.  Income tax expense was $3.2 million for the three months ended March 31, 2014, compared to an income tax benefit of $5.6 million for the same period in 2013.  Our effective income tax rate was 20.8% for the three months ended March 31, 2014 compared to 262.8% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the increase of our valuation allowance associated with realized and unrealized losses that are capital in nature and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $12.1 million for the three months ended March 31, 2014, an increase of $8.6 million, compared to the same period in 2013.  The increase was primarily attributable to higher operating income, including depreciation and amortization, of $35.9 million, an increase in capitalization of interest expense of $3.0 million associated with the construction of the EchoStar XIX and TerreStar-2 satellites and a decrease of $2.1 million in equity in losses of unconsolidated affiliates, net.  The increase in “Net income attributable to EchoStar” was partially offset by gains of $16.4 million recognized from the sale of a strategic investment in a public company in the same period in 2013, a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013, and an increase of $8.8 million in income tax provision.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2014
Total revenue	$405,793	$314,771	$100,821	$4,638	$826,023
Capital expenditures	$13,922	$45,972	$29	$53,702	$113,625
EBITDA	$38,964	$81,939	$84,782	$(13,801)	$191,884

For the Three Months Ended March 31, 2013
Total revenue	$426,994	$289,399	$74,202	$4,859	$795,454
Capital expenditures	$12,311	$44,340	$12,272	$3,697	$72,620
EBITDA	$29,925	$63,981	$64,806	$12,922	$171,634

EchoStar Technologies Segment

	For the Three Months
	Ended March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$405,793	$426,994	$(21,201)	(5.0)
Capital expenditures	$13,922	$12,311	$1,611	13.1
EBITDA	$38,964	$29,925	$9,039	30.2

Revenue

EchoStar Technologies segment total revenue for the three months ended March 31, 2014 decreased by $21.2 million, or 5.0%, compared to the same period in 2013, primarily resulting from a decrease of $25.5 million in other equipment revenue earned from the sales of set-top boxes and related accessories, partially offset by an increase in revenue in other service revenue of $1.9 million, and an increase in both service and equipment revenue from DISH Network of $2.4 million in the aggregate.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended March 31, 2014 increased by $1.6 million, or 13.1%, compared to the same period in 2013, primarily due to increased expenditures related to our digital broadcast centers of $3.2 million, partially offset by a decrease in building improvements and engineering operations.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended March 31, 2014 was $39.0 million, an increase of $9.0 million, or 30.2%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $9.2 million in selling, general and administrative expenses, and a decrease of $2.3 million in research and development, partially offset by a decrease in gross margin of $3.2 million.

Hughes Segment

	For the Three Months
	Ended March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$314,771	$289,399	$25,372	8.8
Capital expenditures	$45,972	$44,340	$1,632	3.7
EBITDA	$81,939	$63,981	$17,958	28.1

Revenue

Hughes segment total revenue for the three months ended March 31, 2014 increased by $25.4 million, or 8.8%, compared to the same period in 2013, primarily due to an increase in service revenue of $33.3 million mainly attributable to the increase in wholesale subscribers on dishNET and an increase in sales of broadband services to our consumer and international customers, partially offset by a decrease in equipment revenue of $8.0 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2014 increased by $1.6 million, or 3.7%, compared to the same period in 2013, primarily as a result of an increase in expenditures related to consumer broadband rental equipment as well as machinery and equipment related to our U.S. broadband network.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2014 was $81.9 million, an increase of $18.0 million, or 28.1%, compared to the same period in 2013.  The increase was attributable to higher operating income of $21.0 million, partially offset by a gain of $2.6 million resulting from a conversion of a certain one of our investment into a marketable investment security in 2013.

EchoStar Satellite Services Segment

	For the Three Months
	Ended March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$100,821	$74,202	$26,619	35.9
Capital expenditures	$29	$12,272	$(12,243)	(99.8)
EBITDA	$84,782	$64,806	$19,976	30.8

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2014 increased by $26.6 million, or 35.9%, compared to the same period in 2013, due to a $26.6 million increase in service revenue, primarily related to transponder services provided to DISH Network.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2014 decreased by $12.2 million, or 99.8%, compared to the same period in 2013, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012 and the satellite being placed into service in January 2013.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2014 was $84.8 million, an increase of $20.0 million, or 30.8%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to the increase of $28.2 million in the sales of transponder services provided to DISH Network.  The increase was partially offset by a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013.  We expect EBITDA to increase in our EchoStar Satellite Services segment in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction effective March 1, 2014.

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

Capital Expenditures

For the three months ended March 31, 2014 capital expenditures increased by $50.0 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XIX satellite of $45.5 million and the TerreStar-2 satellite of $3.0 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2 satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union.

EBITDA

All Other and Eliminations EBITDA for the three months ended March 31, 2014 was a loss of $13.8 million, compared to income of $12.9 million for the same period in 2013.  The $26.7 million decrease in EBITDA was primarily due to an increase of $13.1 million in cost of sales relating to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013 which has not been assigned to any of our segments, and a gain of $16.4 million recognized from the sale of a strategic investment in a public company in 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of March 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.71 billion compared to $1.62 billion as of December 31, 2013, an increase of $87.6 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of March 31, 2014 and December 31, 2013, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $31.1 million and $34.7 million, respectively.  Our other current marketable investment securities portfolio consists primarily of corporate and government bonds.  As of March 31, 2014 and December 31, 2013, we held $941.9 million and $918.2 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the three months ended March 31, 2014.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the three months ended March 31, 2014, we reported net cash inflows from operating activities of $201.5 million, an increase of $151.3 million, compared to the same period in 2013.  The increase was primarily attributable to higher net income of $50.6 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Realized gains on marketable investment securities and other investments, net;” (iii) “Equity in losses of unconsolidated affiliates, net;” (iv) “Stock-based compensation;” (v) “Deferred tax benefit (provision);” and (vi) “Other, net.”  In addition, net cash inflows were increased by $100.7 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the three months ended March 31, 2014, we reported net cash outflows from investing activities of $133.0 million, an increased cash outflow of $89.8 million compared to the same period in 2013.  The increase in cash outflows primarily related to higher purchases of marketable investment securities, net of sales and maturities of $45.4 million and a $41.0 million increase in capital expenditures in the first quarter of 2014 when compared to the same period in 2013.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the three months ended March 31, 2014, we reported net cash outflows from financing activities of $1.7 million, an increase of $0.5 million, compared to the same period in 2013.  The increase in cash outflows was primarily due to lower proceeds of $14.3 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, which was partially offset by proceeds of $11.4 million, net of offering costs of $0.7 million from the issuance of Hughes Retail preferred tracking stock and lower repayments of capital lease obligations of $3.3 million.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations

As of March 31, 2014, our satellite-related obligations were approximately $1.16 billion.  Our satellite-related obligations include, among other things, payment pursuant to agreements for the construction of the EchoStar XIX and TerreStar-2 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction. See discussion below for our future capital requirements and Note 17 of our Condensed Consolidated Financial Statements for a discussion of our subsequent events.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2014, we had $43.8 million of letters of credit and insurance bonds.  Of this amount, $8.0 million was secured by restricted cash; $13.4 million related to insurance bonds; and $22.4 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of March 31, 2014, we had foreign currency forward contracts with a notional value of $8.6 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI and EchoStar XVII.  We are also required to maintain in-orbit insurance pursuant to our service arrangement with DISH Network for EchoStar XV.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with Federal Communications Commission and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network’s needs for equipment and services.  To the extent that DISH Network’s gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may decline, which in turn could have a material adverse effect on our financial position and results of operations.  As of March 31, 2014, our remaining obligations related to EchoStar XVI, EchoStar XVII, EchoStar XIX, TerreStar-2 and launch contracts with Arianespace, SA and International Launch Services, Inc. totaled $545.4 million.  In connection with certain agreements we entered into in April 2014, our satellite commitments increased $234.7 million. See Note 17 to our Condensed Consolidated Financial Statements for further discussion of our subsequent events.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of March 31, 2014, our total indebtedness was $2.41 billion, of which $405.0 million related to capital lease obligations.  Our liquidity requirements will be

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2014.  As of March 31, 2014, we did not repurchase any common stock under this plan.

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

For our Hughes segment, service revenue is generally not impacted by seasonal fluctuations other than those associated with fluctuations related to sales and promotional activities.  However, like many communications infrastructure equipment vendors, a higher amount of our hardware revenue occurs in the second half of the year due to our customers’ annual procurement and budget cycles.  Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year).  The typical sales cycle for large complex system procurements is six to 12 months, which often results in the customer expenditure occurring towards the end of the year.  Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle.  In the Hughes consumer business, we see a similar seasonality for consumer acquisitions, and therefore hardware revenue, as is seen in the consumer and retail sectors where the first and fourth calendar quarters tend to be higher than the second and third quarters.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue — other.  “Services and other revenue — other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue — other” also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

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

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, product support and development of applications for set-top boxes, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” primarily includes gains, net of any losses, on the sale or exchange of investments.

Equity in losses of unconsolidated affiliates, net.  “Equity in losses of unconsolidated affiliates, net” includes earnings or losses from our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income attributable to EchoStar” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income attributable to EchoStar” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

Subscribers.  Subscribers include customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $1.71 billion.  Of this amount, a total of $1.67 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.67 billion as of March 31, 2014, a hypothetical 10% change in average interest rates during 2014 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2014 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would have resulted in a decrease of approximately $1.0 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2014, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $33.2 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.3 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of March 31, 2014, we had $19.1 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of March 31, 2014, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of March 31, 2014, we had $165.5 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $16.6 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of March 31, 2014, we had $28.4 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $8.6 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of March 31, 2014.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $26.1 million as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies-Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the three months ended March 31, 2014, there have been no material changes in our risk factors as previously disclosed.

Our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Nevada law requires that our board of directors and officers act in good faith and with a view to the interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of stockholders.  Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our stockholders when considered independently.  Examples include:

•                  decisions as to the terms of any business relationships that may be created between the EchoStar Group and the Hughes Retail Group and the terms of any reattributions of assets between the groups;

•                  decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•                  decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•                  decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups; and

•                  decisions as to the disposition of assets of either of our groups.

In addition, as our preferred tracking stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to our common ownership and management.

Provisions of Nevada law and our articles of incorporation may protect decisions of our board of directors and officers that have a disparate impact on one group of holders.  Our stockholders may have limited or no legal remedies under Nevada law with respect to such decisions even if the actions of our directors or officers adversely affect the market value of our common stock.

Our board of directors has the ability to change our attribution policies at any time without a vote of our common stockholders.

Our board of directors has adopted certain management and allocation policies regarding the relationships between the EchoStar Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items.  Our board of directors may at any time change or make exceptions to these policies with only the consent of holders of a majority of the outstanding shares of Hughes Retail Preferred Tracking Stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no approval from our Class A common stockholders is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to these policies or adopt additional policies could disadvantage one group while advantaging the other.

We could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the EchoStar Group or the Hughes Retail Group and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group.  Although our management and allocation policies generally require that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2014, EchoStar Corporation, Hughes Satellite Systems Corporation (“HSS”), and certain of our other subsidiaries entered into a Transaction Agreement (the “Transaction Agreement”) with DISH Operating L.L.C. (“DOLLC”) and DISH Network L.L.C. (“DNLLC” and, together with DOLLC, the “DISH Investors”), each an indirect wholly-owned subsidiary of DISH Network Corporation (“DISH Network”), and EchoStar XI Holding L.L.C., a wholly-owned subsidiary of DNLLC, pursuant to which on March 1, 2014, EchoStar Corporation and HSS issued 6,290,499 shares (the “EchoStar Tracking Stock”) and 81.128 shares (the “HSS Tracking Stock”, and together with the EchoStar Tracking Stock, the “Tracking Stock”), respectively, of preferred tracking stock to the DISH Investors in exchange for the transfer by the DISH Investors and their respective subsidiaries, as applicable, to EchoStar Corporation and HSS, as applicable, of five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations of approximately $58.9 million) and approximately $11.4 million in cash.  In addition, on March 1, 2014, EchoStar Corporation began to provide to certain subsidiaries of DISH Network certain satellite services on these five satellites.

The Tracking Stock was issued and sold pursuant to the Transaction Agreement in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2014.

Item 6.         EXHIBITS

(a)         Exhibits.

Exhibit No.	Description
4.1 (H)

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee.

4.2 (H)

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee.

4.3 (H)

Joinder Agreement, dated as of March 28, 2014, to the Security Agreement dated as of June 8, 2011, by and among EchoStar XI Holding L.L.C., EchoStar XIV Holding L.L.C., and Wells Fargo Bank, National Association, as collateral agent.

10.1(H)

Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C.*

10.2(H)	Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C.*
10.3(H)	Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C.*
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.
101

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

(H)            Filed herewith.

*               Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 9, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: May 9, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)