Form 10-Q
period 2014-06-30
EchoStar CORP
filed 2014-08-07
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

As of August 1, 2014, the Registrant’s outstanding common stock consisted of 43,601,705 shares of Class A common stock and 47,687,039 shares of Class B common stock.

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

•                  significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•                  uncertainty in global economic conditions, which may, among other things, cause consumers and enterprise customers to defer purchases;

•                  the failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•                  the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by federal securities laws.

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$708,257	$634,119
Marketable investment securities	980,303	986,533
Trade accounts receivable, net of allowance for doubtful accounts of $14,766 and $13,237, respectively	173,813	159,292
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	318,351	355,135
Inventory	63,958	66,084
Prepaid expenses	57,506	55,400
Deferred tax assets	69,603	69,633
Other current assets	11,255	29,930
Total current assets	2,383,046	2,356,126
Noncurrent Assets:
Restricted cash and marketable investment securities	19,179	16,137
Property and equipment, net of accumulated depreciation of $2,703,563 and $2,499,889, respectively	3,027,697	2,546,377
Regulatory authorizations, net	584,168	583,900
Goodwill	504,173	504,173
Other intangible assets, net	218,819	262,039
Other investments	159,600	169,771
Other receivable - DISH Network	90,356	89,811
Other noncurrent assets, net	185,100	173,629
Total noncurrent assets	4,789,092	4,345,837
Total assets	$7,172,138	$6,701,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$211,334	$201,416
Trade accounts payable - DISH Network	19,789	55,743
Current portion of long-term debt and capital lease obligations	51,080	69,791
Deferred revenue and prepayments	67,189	57,592
Accrued compensation	31,601	30,940
Accrued royalties	28,290	24,010
Accrued expenses and other	113,892	118,953
Total current liabilities	523,175	558,445
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,339,338	2,352,597
Deferred tax liabilities	640,851	488,206
Other noncurrent liabilities	110,111	76,484
Total noncurrent liabilities	3,090,300	2,917,287
Total liabilities	3,613,475	3,475,732
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding and zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6	—
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 49,094,677 and 48,370,956 shares issued, and 43,562,359 and 42,838,638 shares outstanding at June 30, 2014 and December 31, 2013, respectively	49	48
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at June 30, 2104 and December 31, 2013, respectively	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,700,437	3,502,005
Accumulated other comprehensive loss	(9,726)	(14,655)
Accumulated deficit	(129,055)	(171,914)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,463,597	3,217,370
Noncontrolling interest in HSS Tracking Stock	85,228	—
Other noncontrolling interests	9,838	8,861
Total stockholders’ equity	3,558,663	3,226,231
Total liabilities and stockholders’ equity	$7,172,138	$6,701,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue:
Equipment revenue - DISH Network	$302,734	$333,993	$608,416	$642,868
Equipment revenue - other	95,033	90,875	163,963	192,965
Services and other revenue - DISH Network	209,053	154,063	393,617	293,988
Services and other revenue - other	273,008	251,072	539,855	495,636
Total revenue	879,828	830,003	1,705,851	1,625,457
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	337,376	365,037	658,046	718,892
Cost of sales - services and other (exclusive of depreciation and amortization)	204,269	189,330	414,362	368,624
Selling, general and administrative expenses	90,492	90,386	178,124	184,562
Research and development expenses	14,574	16,354	29,156	33,848
Depreciation and amortization	140,647	128,144	273,873	254,843
Impairment of long-lived asset	—	34,664	—	34,664
Total costs and expenses	787,358	823,915	1,553,561	1,595,433
Operating income	92,470	6,088	152,290	30,024

Other Income (Expense):
Interest income	2,147	1,982	4,745	3,959
Interest expense, net of amounts capitalized	(44,687)	(48,672)	(90,731)	(97,772)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $6, $17,968, $34 and $34,498, respectively), net	6	17,967	34	37,430
Equity in losses of unconsolidated affiliates, net	(1,210)	(2,477)	(3,061)	(6,382)
Other, net	(201)	(353)	435	5,128
Total other expense, net	(43,945)	(31,553)	(88,578)	(57,637)
Income (loss) before income taxes	48,525	(25,465)	63,712	(27,613)
Income tax benefit (provision), net	(18,911)	15,882	(22,068)	21,528
Net income (loss)	29,614	(9,583)	41,644	(6,085)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,619)	—	(1,943)	—
Less: Net income attributable to other noncontrolling interests	428	176	728	216
Net income (loss) attributable to EchoStar	30,805	(9,759)	42,859	(6,301)
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(2,989)	—	(3,587)	—
Net income (loss) attributable to EchoStar common stock	$33,794	$(9,759)	$46,446	$(6,301)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	91,097	88,179	90,894	88,681
Diluted	92,714	88,179	92,546	88,681

Earnings per share - Class A and B common stock:
Basic	$0.37	$(0.11)	$0.51	$(0.07)
Diluted	$0.36	$(0.11)	$0.50	$(0.07)

Comprehensive Income (Loss)
Net income (loss)	$29,614	$(9,583)	$41,644	$(6,085)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,208	(13,259)	7,715	(11,309)
Unrealized gains on AFS securities and other	(3,252)	7,135	(2,503)	14,664
Recognition of previously unrealized gains on AFS securities in net income (loss)	(6)	(17,968)	(34)	(34,498)
Total other comprehensive income (loss), net of tax	(50)	(24,092)	5,178	(31,143)
Comprehensive income (loss)	29,564	(33,675)	46,822	(37,228)
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(1,619)	—	(1,943)	—
Less: Comprehensive income (loss) attributable to other noncontrolling interests	442	(470)	976	(408)
Comprehensive income (loss) attributable to EchoStar	$30,741	$(33,205)	$47,789	$(36,820)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Hughes Retail	Class		Accumulated			Noncontrolling
	Preferred	A and B	Additional	Other			interest in	Other
	Tracking	Common	Paid-In	Comprehensive	Accumulated	Treasury	HSS Tracking	Noncontrolling
	Stock	Stock	Capital	Income (Loss)	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2012	$—	$93	$3,394,646	$18,752	$(174,439)	$(98,162)	$—	$9,337	$3,150,227
Issuances of Class A common stock:
Exercise of stock options	—	2	41,254	—	—	—	—	—	41,256
Employee benefits	—	—	4,761	—	—	—	—	—	4,761
Employee Stock Purchase Plan	—	—	4,465	—	—	—	—	—	4,465
Stock-based compensation	—	—	10,052	—	—	—	—	—	10,052
Other, net	—	—	2,025	—	—	—	—	(467)	1,558
Net income (loss)	—	—	—	—	(6,301)	—	—	216	(6,085)
Unrealized losses on AFS securities, net and other	—	—	—	(19,834)	—	—	—	—	(19,834)
Foreign currency translation adjustment	—	—	—	(10,685)	—	—	—	(624)	(11,309)
Balance, June 30, 2013	$—	$95	$3,457,203	$(11,767)	$(180,740)	$(98,162)	$—	$8,462	$3,175,091

Balance, December 31, 2013	$—	$96	$3,502,005	$(14,655)	$(171,914)	$(98,162)	$—	$8,861	$3,226,231
Issuances of Class A common stock:
Exercise of stock options	—	1	8,264	—	—	—	—	—	8,265
Employee benefits	—	—	10,310	—	—	—	—	—	10,310
Employee Stock Purchase Plan	—	—	6,149	—	—	—	—	—	6,149
Stock-based compensation	—	—	7,178	—	—	—	—	—	7,178
Issuance of Hughes Retail Preferred	—
Tracking Stock (Note 2)	6	—	163,510	—	—	—	87,171	—	250,687
Other, net	—	—	3,021	—	—	—	—	—	3,021
Net income (loss)	—	—	—	—	42,859	—	(1,943)	728	41,644
Unrealized gains on AFS securities, net and other	—	—	—	(2,537)	—	—	—	—	(2,537)
Foreign currency translation adjustment	—	—	—	7,466	—	—	—	249	7,715
Balance, June 30, 2014	$6	$97	$3,700,437	$(9,726)	$(129,055)	$(98,162)	$85,228	$9,838	$3,558,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$41,644	$(6,085)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	273,873	254,843
Equity in losses of unconsolidated affiliates, net	3,061	6,382
Realized gains on marketable investment securities and other investments, net	(34)	(37,430)
Impairment of long-lived asset	—	34,664
Stock-based compensation	7,178	10,052
Deferred tax provision (benefit)	10,512	(26,865)
Changes in current assets and current liabilities, net	22,947	(43,155)
Changes in noncurrent assets and noncurrent liabilities, net	(9,075)	(6,023)
Other, net	21,868	6,892
Net cash flows from operating activities	371,974	193,275
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(599,677)	(557,165)
Sales and maturities of marketable investment securities	594,306	486,891
Purchases of property and equipment	(269,717)	(158,272)
Changes in restricted cash and marketable investment securities	(3,042)	7,962
Purchase of strategic investments	(27)	(7,295)
Other, net	(10,376)	(3,911)
Net cash flows from investing activities	(288,533)	(231,790)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	14,414	45,721
Repayment of long-term debt and capital lease obligations	(36,359)	(38,707)
Net proceeds from issuance of Tracking Stock (Note 2)	10,104	—
Other	1,082	816
Net cash flows from financing activities	(10,759)	7,830
Effect of exchange rates on cash and cash equivalents	1,456	(795)
Net increase in cash and cash equivalents	74,138	(31,480)
Cash and cash equivalents, beginning of period	634,119	731,614
Cash and cash equivalents, end of period	$708,257	$700,134

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$94,195	$98,425
Capitalized interest	$7,689	$711
Cash paid for income taxes	$8,711	$5,676
Employee benefits paid in Class A common stock	$10,310	$4,761
Satellites and other assets financed under capital lease obligations	$2,138	$1,812
Capitalized in-orbit incentive obligations	$—	$18,000
Transfer of regulatory authorization to DISH Network included in accounts receivable	$—	$23,000
Reduction of capital lease obligation for AMC-16	$—	$6,694
Increase (decrease) in capital expenditures included in accounts payable	$4,981	$(12,576)
Net assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$398,095	$—

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

Note 2.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking

Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

EchoStar and HSS have adopted policy statements (the “Policy Statements”) setting forth management and allocation policies for purposes of attributing all of the business and operations of EchoStar to either the Hughes Retail Group or the “EchoStar Group,” which is defined as all other operations of EchoStar, including all existing and future businesses, other than the Hughes Retail Group.  Among other things, the Policy Statements govern how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the EchoStar Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of stockholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statements also do not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 9 for information about the five satellites received from DISH Network, Note 14 for information about the assumed in-orbit incentive obligations, and Note 16 for information regarding the related satellite services agreements with DISH Network.  We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (51.89% issued as EchoStar Tracking Stock and 28.11% issued as HSS Tracking Stock).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The EchoStar Tracking Stock is a series of preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock.  Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; and (iii) certain protective covenants afforded to holders of the Tracking Stock.

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock).  In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A Common Stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, EchoStar and HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  The historical carrying amounts of net assets transferred to EchoStar and HSS were as follows:

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

The net amounts credited to EchoStar stockholders’ equity for the EchoStar Tracking Stock (primarily additional paid-in capital) and the noncontrolling interest in the HSS Tracking Stock were as follows:

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly-own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  For the noncontrolling interest in the HSS Tracking Stock, we periodically attribute a portion of HSS net income or loss to the noncontrolling interest in HSS Tracking Stock with such portion equal to the economic interest (currently 28.11%) in the Hughes Retail Group represented by the HSS Tracking Stock, as determined in accordance with the Policy Statements and other documents governing the Tracking Stock. We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the Condensed Consolidated Financial Statements.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, goodwill impairment testing, royalty obligations, and allocations to HRG that affect the periodic determination of net income or loss attributable to the noncontrolling interest in the HSS Tracking Stock.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the six months ended June 30, 2014 or 2013.

As of June 30, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 11 for the fair value of our long-term debt.  As of June 30, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $89.0 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group currently outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  For the three and six months ended June 30, 2014, we allocated a net loss of $3.0 million and $3.6 million to the EchoStar Tracking Stock, respectively, reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group for the period from the issuance of the EchoStar Tracking Stock on March 1, 2014 to June 30, 2014.  Moreover, because the reported amount of “Net income (loss) attributable to EchoStar” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% interest in the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded (i) underlying options to purchase shares of our Class A common stock, as their effect is anti-dilutive, of 0.7 million and 1.6 million shares for the three months ended June 30, 2014 and 2013, respectively, and 0.7 million and 1.4 million shares for the six months ended June 30, 2014 and 2013, respectively, and (ii) shares of our Class A common stock that are contingently issuable pursuant to our performance based stock incentive plan based upon meeting a company-specific performance measure by March 31, 2015, which was not probable of being achieved as of June 30, 2014 of 0.7 million and 0.7 million shares for the three and six months ended June 30, 2014 and 2013, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar	$30,805	$(9,759)	$42,859	$(6,301)
Net income (loss) attributable to EchoStar Tracking Stock	(2,989)	—	(3,587)	—
Net income (loss) attributable to EchoStar common stock	$33,794	$(9,759)	$46,446	$(6,301)

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	91,097	88,179	90,894	88,681
Dilutive impact of stock awards outstanding	1,617	—	1,652	—
Diluted	92,714	88,179	92,546	88,681

Earnings per share:
Class A and B common stock:
Basic	$0.37	$(0.11)	$0.51	$(0.07)
Diluted	$0.36	$(0.11)	$0.50	$(0.07)

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $24.6 million and $32.1 million as of June 30, 2014 and December 31, 2013, respectively.

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$858,451	$833,791
VRDNs	31,095	34,705
Strategic equity securities	32,715	33,613
Other	58,042	84,424
Total marketable investment securities—current	980,303	986,533
Restricted marketable investment securities (1)	10,560	7,965
Total	990,863	994,498

Restricted cash and cash equivalents (1)	8,619	8,172

Other investments—noncurrent:
Cost method	25,977	25,977
Equity method	133,623	143,794
Total other investments—noncurrent	159,600	169,771
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,159,082	$1,172,441

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

Restricted Cash and Marketable Investment Securities

As of June 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2014
Debt securities:
Corporate bonds	$858,406	$304	$(259)	$858,451
VRDNs	31,095	—	—	31,095
Other (including restricted)	68,583	20	(1)	68,602
Equity securities - strategic	17,904	14,811	—	32,715
Total marketable investment securities	$975,988	$15,135	$(260)	$990,863
As of December 31, 2013
Debt securities:
Corporate bonds	$833,888	$227	$(324)	$833,791
VRDNs	34,705	—	—	34,705
Other (including restricted)	92,876	14	(501)	92,389
Equity securities - strategic	15,272	18,341	—	33,613
Total marketable investment securities	$976,741	$18,582	$(825)	$994,498

As of June 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $756.5 million with contractual maturities of one year or less and $201.6 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$477,201	$(256)	$571,592	$(825)
12 months or more	12,041	(4)	—	—
Total	$489,242	$(260)	$571,592	$(825)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for the three and six months ended June 30, 2014.  For the three and six months ended June 30, 2013, we recognized gains from the sales of our available-for-sale marketable investment securities of $18.0 million and $37.4 million, respectively.  We recognized minimal losses from the sales of our available-for-sale marketable investment securities for the three and six months ended June 30, 2014 and 2013.

Proceeds from sales of our available-for-sale marketable investment securities totaled $4.8 million and $5.4 million  for the three and six months ended June 30, 2014, respectively, and $53.9 million and $95.3 million for the three and six months ended June 30, 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$593,659	$7,864	$585,795	$548,714	$49,338	$499,376
Debt securities:
Corporate bonds	$858,451	$—	$858,451	$833,791	$—	$833,791
VRDNs	31,095	—	31,095	34,705	—	34,705
Other (including restricted)	68,602	—	68,602	92,389	—	92,389
Equity securities - strategic	32,715	32,715	—	33,613	33,613	—
Total marketable investment securities	$990,863	$32,715	$958,148	$994,498	$33,613	$960,885

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$179,025	$164,900
Contracts in process, net	9,554	7,629
Total trade accounts receivable	188,579	172,529
Allowance for doubtful accounts	(14,766)	(13,237)
Trade accounts receivable - DISH Network	318,351	355,135
Total trade accounts receivable, net	$492,164	$514,427

As of June 30, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $13.0 million and $2.6 million, respectively.

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$49,246	$50,357
Raw materials	6,203	8,658
Work-in-process	8,509	7,069
Total inventory	$63,958	$66,084

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$42,574	$42,850
Buildings and improvements	3-40	380,758	377,208
Furniture, fixtures, equipment and other	1-12	1,192,990	1,157,325
Customer rental equipment	2-4	436,998	374,688
Satellites - owned	2-15	2,381,120	1,949,040
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	361,716	210,051
Total property and equipment		5,731,260	5,046,266
Accumulated depreciation		(2,703,563)	(2,499,889)
Property and equipment, net		$3,027,697	$2,546,377

As of June 30, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of June 30, 2014 was $15.9 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

		As of
		June 30,	December 31,
	Segment	2014	2013
		(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	Other	$223,981	$122,070
TerreStar-2/EchoStar XXI	Other	55,354	16,433
EchoStar XXIII	Other	22,981	19,210
EUTELSAT 65W A	Hughes	10,337	—
Other	Other/ESS	4,440	4,950
Uplinking equipment	ETC/Hughes	24,245	20,793
Other	ETC/Hughes/ESS	20,378	26,595
Construction in progress		$361,716	$210,051

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Satellites	$55,576	$46,529	$103,139	$93,073
Furniture, fixtures, equipment and other	29,161	32,805	59,052	64,771
Customer rental equipment	29,016	23,793	56,908	47,080
Buildings and improvements	3,413	3,366	6,943	6,681
Total depreciation expense	$117,166	$106,493	$226,042	$211,605

Satellites

As of June 30, 2014, we utilized 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(Longitude)	(In Years)
Owned:
SPACEWAY 3 (5)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (1)(2)(3)	ESS	December 1995	77 W	—
EchoStar III (3)	ESS	October 1997	61.5 W	12
EchoStar VI (3)	ESS	July 2000	96.2 W	12
EchoStar VII (1)(2)	ESS	February 2002	119 W	3
EchoStar VIII (1)	ESS	August 2002	77 W	12
EchoStar XII (1)(6)	ESS	July 2003	61.5 W	2
EchoStar IX (1)	ESS	August 2003	121 W	12
EchoStar X (1)(2)	ESS	February 2006	110 W	7
EchoStar XI (1)(2)	ESS	July 2008	110 W	9
EchoStar XIV (1)(2)	ESS	March 2010	119 W	11
EchoStar XVI (1)	ESS	November 2012	61.5 W	15
EUTELSAT 10A (“W2A”) (7)	Other	April 2009	10 E	—

Leased from Third Parties (4):
AMC-15	ESS	October 2004	105 W	10
AMC-16	ESS	December 2004	85 W	10
Nimiq 5 (1)	ESS	September 2009	72.7 W	15
QuetzSat-1 (1)	ESS	September 2011	77 W	10

(1)         See Note 16 for further discussion of our transactions with DISH Network.

(2)         Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

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

(7)         The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch.  As a result, the S-band payload is not fully operational.

Recent Developments

CMBStar and EchoStar XXIII.  In 2008, we suspended construction of the CMBStar satellite.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SSL”) for the construction of the EchoStar XXIII satellite, as a high powered Broadcast Satellite Service (“BSS”) satellite which will use some of the components from the CMBStar satellite.  This agreement superseded and replaced the CMBStar construction contract.  EchoStar XXIII is expected to launch in 2016.

EUTELSAT 65 West A.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda, our indirect wholly-owned subsidiary, the fixed broadband service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed into service in the second quarter of 2016.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against SSL, the manufacturer of EchoStar XVII and EchoStar XIX.  In the first-filed case, ViaSat alleged, among other things, that SSL infringed three patents and breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII.  A jury trial was held in that case in March and April 2014, and the jury found that in connection with EchoStar XVII, SSL directly infringed the asserted patents and that SSL breached certain agreements with ViaSat.  While we are not a party to this matter, the adverse decision against SSL may have an impact on our ability to make use of EchoStar XIX or other satellites from SSL and may adversely affect our business operations and results of operations.  Until there are further developments in the case, including rulings on post-trial motions and appeals, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.  As discussed in Note 2, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction.  These satellites are BSS communications satellites operating in Ku-band frequencies and DISH Network began receiving certain services from us on these satellites effective March 1, 2014.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on EchoStar XV (classified as an operating lease) and relocated the satellite to the 45 degree west longitude orbital location.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.  Although we are not required to maintain in-orbit insurance pursuant to our service arrangement with DISH Network for EchoStar XV, we are liable for any damage caused by our use of the satellite and therefore we carry insurance on EchoStar XV.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss. See Satellite Impairments below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter of 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I is fully depreciated.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter of 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X.  During the second and third quarters of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17. While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XI.  During the first quarter of 2012, DISH Network determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter of 2011 and the first quarter of 2012, DISH Network determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

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

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely.  As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013.  Additional solar array anomalies are likely, and if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.  EchoStar XII has experienced no additional electrical power loss or solar array anomalies in 2014 as of the date of this report.

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

As of June 30, 2014, all of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2014, we determined that no further testing of goodwill for impairment as of that date was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

Regulatory authorizations with finite and indefinite useful lives are as follows:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Finite useful lives:
Cost	$117,238	$113,764
Accumulated amortization	(4,727)	(1,521)
Net	112,511	112,243
Indefinite lives	471,657	471,657
Total regulatory authorizations, net	$584,168	$583,900

Amortization expense for the regulatory authorizations with finite useful lives was $1.6 million and zero for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and zero for the six months ended June 30, 2014 and 2013, respectively.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(169,020)	$124,912	$293,932	$(152,647)	$141,285
Contract-based	10	255,366	(221,674)	33,692	255,366	(204,835)	50,531
Technology-based	7	126,272	(92,257)	34,015	126,272	(83,580)	42,692
Trademark portfolio	20	29,700	(4,579)	25,121	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,628)	1,079	4,707	(3,040)	1,667
Total other intangible assets		$709,977	$(491,158)	$218,819	$709,977	$(447,938)	$262,039

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of regulatory authorizations with finite lives, was $22.6 million and $21.7 million for the three months ended June 30, 2014 and 2013, respectively, and $46.2 million and $43.2 million for the six months ended June 30, 2014 and 2013, respectively.

Note 11.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

		As of
		June 30, 2014		December 31, 2013
	Interest	Carrying	Fair	Carrying	Fair
	Rates	Amount	Value	Amount	Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$1,100,000	$1,226,500	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	7.625%	900,000	1,030,500	900,000	1,001,250
Other	5.50% - 15.75%	1,334	1,334	1,588	1,588
Subtotal		2,001,334	$2,258,334	2,001,588	$2,196,338
Capital lease obligations (1)		389,084		420,800
Total debt and capital lease obligations		2,390,418		2,422,388
Less: Current portion		(51,080)		(69,791)
Long-term portion of debt and capital lease obligations		$2,339,338		$2,352,597

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

Income tax expense was approximately $22.1 million for the six months ended June 30, 2014 compared to an income tax benefit of $21.5 million for the six months ended June 30, 2013.  Our effective income tax rate was 34.6% for the six months ended June 30, 2014 compared to 78.0% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the increase of our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, current year research and experimentation credits, and reinstatement of the tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted 25,000 and 215,000 stock options to our employees for the three and six months ended June 30, 2014, respectively.  We granted 725,000 stock options to our employees for the three and six months ended June 30, 2013.

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Research and development expenses	$583	$921	$1,175	$1,849
Selling, general and administrative expenses	3,038	4,147	6,003	8,203
Total stock-based compensation	$3,621	$5,068	$7,178	$10,052

As of June 30, 2014, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our non-performance based unvested stock awards was $28.5 million.

Note 14.              Commitments and Contingencies

Commitments

As of June 30, 2014, our satellite-related obligations were approximately $1.24 billion.  Our satellite-related obligations primarily include, payments pursuant to agreements for the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII and EUTELSAT 65 West A satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

Contingencies

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C., in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in the HopperTM set-top box infringes the asserted patents.

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action has been lifted.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013. The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  The Fox claims are set for trial on January 13, 2015.

New York Actions.  On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012.  Additionally, the CBS plaintiffs have filed a counterclaim alleging that DISH Network fraudulently concealed the AutoHop feature when negotiating renewal of its CBS retransmission consent agreement.

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

Lightsquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc., filed an adversary proceeding against us, DISH Network, L-Band Acquisition, LLC (“LBAC”), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, DISH Network and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, DISH Network, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, DISH Network and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and DISH Network and it rejected some but not all claims against the other defendants.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On May 22, 2014, NAT filed a stipulation dismissing the litigation without prejudice and the matter is now concluded.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case has been stayed since July 2009, pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us and our subsidiaries, EchoStar Technologies, L.L.C, Hughes Satellite Systems Corporation, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (“the ‘456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the ‘456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC (“TQP”) filed suit against our indirect wholly-owned subsidiary, Sling Media, Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2014
External revenue	$415,754	$329,795	$127,742	$6,537	$879,828
Intersegment revenue	$137	$463	$797	$(1,397)	$—
Total revenue	$415,891	$330,258	$128,539	$5,140	$879,828
EBITDA	$42,268	$90,316	$112,228	$(11,909)	$232,903
Capital expenditures (1)	$13,516	$51,505	$—	$91,071	$156,092

For the Three Months Ended June 30, 2013
External revenue	$425,559	$313,748	$84,079	$6,617	$830,003
Intersegment revenue	$(12)	$1,200	$793	$(1,981)	$—
Total revenue	$425,547	$314,948	$84,872	$4,636	$830,003
EBITDA	$32,047	$73,394	$33,667	$10,085	$149,193
Capital expenditures (1)	$15,341	$45,493	$60	$24,758	$85,652

For the Six Months Ended June 30, 2014
External revenue	$821,446	$644,166	$227,614	$12,625	$1,705,851
Intersegment revenue	$238	$863	$1,746	$(2,847)	$—
Total revenue	$821,684	$645,029	$229,360	$9,778	$1,705,851
EBITDA	$81,232	$172,255	$197,010	$(25,711)	$424,786
Capital expenditures (1)	$27,438	$97,477	$29	$144,773	$269,717

For the Six Months Ended June 30, 2013
External revenue	$852,332	$602,929	$157,425	$12,771	$1,625,457
Intersegment revenue	$209	$1,418	$1,649	$(3,276)	$—
Total revenue	$852,541	$604,347	$159,074	$9,495	$1,625,457
EBITDA	$61,972	$137,375	$98,473	$23,007	$320,827
Capital expenditures (1)	$27,652	$89,833	$12,332	$28,455	$158,272

(1)         Capital expenditures consist of purchases of property and equipment reported in our Condensed Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
EBITDA	$232,903	$149,193	$424,786	$320,827
Interest income and expense, net	(42,540)	(46,690)	(85,986)	(93,813)
Depreciation and amortization	(140,647)	(128,144)	(273,873)	(254,843)
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,619)	—	(1,943)	—
Net income attributable to noncontrolling interests	428	176	728	216
Income (loss) before income taxes	$48,525	$(25,465)	$63,712	$(27,613)

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

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 1, 2012, we and DISH Network entered into a new receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days’ notice prior to the end of the term.  On May 5, 2014, we received DISH Network’s notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we provide TT&C services for the D-1 and EchoStar XV satellites.

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

Gilbert Lease Agreement.  The lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona is a month to month lease and can be terminated by either party upon 30 days’ prior notice.  This lease was terminated in May 2014.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and DISH Network formed DISH Digital Holding, L.L.C. (“DISH Digital”), which was owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, we, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  Effective August 1, 2014, we and DISH Digital entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to us and we reduced our interest in DISH Digital to a ten percent non-voting interest.  DISH Network now has a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, DISH Network and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, DISH Network and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement.  As of June 30, 2014, we accounted for our investment in DISH Digital using the equity method.

“Cost of sales — equipment — DISH Network”

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

“Cost of sales — services and other — DISH Network”

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

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS receives satellite services from DISH Network on the D-1 satellite for research and development.  This lease terminated on June 30, 2014.

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

“Other agreements — DISH Network”

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  Prior to the agreement with DISH Network, the federal tax benefits of $83.2 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities.  The agreement requires DISH Network to pay us $83.2 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2015.  Accordingly, we recorded a noncurrent receivable from DISH Network for $83.2 million in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013.  In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

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

TerreStar-2 Development Agreement.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the TerreStar-2/EchoStar XXI (“T2/EchoStar XXI”) satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed (“T2 ATP”) with SSL in connection with the construction of the T2/EchoStar XXI satellite.  In exchange, DISH Network granted us certain rights to purchase the T2/EchoStar XXI satellite during the term of the T2 Development Agreement.  The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network’s rights and obligations under the T2 ATP and the related agreement for the construction of the T2/EchoStar XXI satellite with SSL.  The T2 Development Agreement expires on the later of: (i) December 19, 2014, or (ii) the date on which the T2 ATP expires.

Roger J. Lynch Agreement.  In November 2009, Mr. Roger J. Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch is responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consists of cash and equity compensation and is borne by both DISH Network and us.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015. In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Purchases from NagraStar	$6,421	$3,799	$9,566	$8,192

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Due to NagraStar	$831	$1,211
Commitments to purchase from NagraStar	$6,337	$5,874

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Digital set-top boxes and related accessories	$17,006	$10,459	$25,405	$25,852
Satellite services	$5,837	$6,180	$11,674	$10,967
Uplink services	$1,510	$1,676	$3,215	$3,155
Other services	$—	$18	—	$18

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Due from Dish Mexico	$11,327	$3,506

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $1.0 million and $1.1 million, respectively.

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

Highlights from our financial results are as follows:

2014 Second Quarter Consolidated Results of Operations

•                  Revenue of $879.8 million

•                  Operating income of $92.5 million

•                  Net income of $29.6 million

•                  Net income attributable to EchoStar of $30.8 million and earnings per share of common stock of $0.37

•                  EBITDA of $232.9 million (see non-GAAP reconciliation on page 46)

Consolidated Financial Condition as of June 30, 2014

•                  Total assets of $7.17 billion

•                  Total liabilities of $3.61 billion

•                  Total stockholders’ equity of $3.56 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.69 billion

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

The number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including through joint ventures.  We have extended our exclusive equipment partnership with Bell TV through the end of 2015.  Additionally, our joint venture with Dish Mexico continues to see solid growth. We are continuing to work with Dish Mexico on enhanced features and services that will help them respond to competitive pressures in Mexico.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises. In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed pricing nature of our long term enterprise contracts minimizes significant quarter to quarter fluctuations.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.  However, the growth of our enterprise businesses relies heavily on global economic conditions.

As of June 30, 2014 and December 31, 2013, our Hughes segment had approximately 935,000 and 860,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions were up slightly in the second quarter of 2014 compared to the same period in 2013. However, our average monthly subscriber churn for the second quarter of 2014 increased across all major channels as compared to the same period in 2013. As a result, for the quarter ended June 30, 2014, net subscriber additions of 22,000 were lower than the same period last year primarily due to a higher number of subscriber disconnections associated with the higher churn in combination with the larger subscriber base compared to the second quarter of 2013.

As of June 30, 2014 and December 31, 2013, our Hughes segment had approximately $1.40 billion and $1.15 billion, respectively of contracted revenue backlog.  We define Hughes revenue backlog as our expected future

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Our enterprise business continued to close long-term orders led by North America, Brazil, India and our Mobile Satellite Systems.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements. We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  The satellites we currently have under construction are expected to ultimately produce revenue once launched and placed into operation, and therefore, anything that interferes with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  In particular, our service arrangement for the AMC-15 satellite is scheduled to expire on December 24, 2014, which if not renewed, could affect our ability to sell or renew current customer commitments and could impact our revenue.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of June 30, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.91 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, pursuant to the Satellite and Tracking Stock Transaction.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. We continue to pursue various plans to launch a Brazilian service and remain committed to delivering a pay-TV service to Brazil via a high-powered Broadcast Satellite Service (“BSS”) satellite.

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

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda. the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. The satellite is scheduled to be placed into service in the second

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

quarter of 2016.  We are required to fund the cost of the Ka-band capacity in quarterly installments while the satellite is under construction.

In April 2014, we entered into an agreement with Space Systems Loral, LLC for the construction of the EchoStar XXIII satellite, a high powered BSS satellite.  This agreement superseded and replaced the current CMBStar construction contract.  EchoStar XXIII is expected to be delivered for launch in the third quarter of 2016.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$302,734	$333,993	$(31,259)	(9.4)
Equipment revenue - other	95,033	90,875	4,158	4.6
Services and other revenue - DISH Network	209,053	154,063	54,990	35.7
Services and other revenue - other	273,008	251,072	21,936	8.7
Total revenue	879,828	830,003	49,825	6.0
Costs and Expenses:
Cost of sales - equipment	337,376	365,037	(27,661)	(7.6)
% of Total equipment revenue	84.8%	85.9%
Cost of sales - services and other	204,269	189,330	14,939	7.9
% of Total services and other revenue	42.4%	46.7%
Selling, general and administrative expenses	90,492	90,386	106	0.1
% of Total revenue	10.3%	10.9%
Research and development expenses	14,574	16,354	(1,780)	(10.9)
% of Total revenue	1.7%	2.0%
Depreciation and amortization	140,647	128,144	12,503	9.8
Impairment of long-lived asset	—	34,664	(34,664)	(100.0)
Total costs and expenses	787,358	823,915	(36,557)	(4.4)
Operating income	92,470	6,088	86,382	*

Other Income (Expense):
Interest income	2,147	1,982	165	8.3
Interest expense, net of amounts capitalized	(44,687)	(48,672)	3,985	(8.2)
Realized gains on marketable investment securities and other investments, net	6	17,967	(17,961)	(100.0)
Equity in losses of unconsolidated affiliates, net	(1,210)	(2,477)	1,267	(51.2)
Other, net	(201)	(353)	152	(43.1)
Total other expense, net	(43,945)	(31,553)	(12,392)	39.3
Income (loss) before income taxes	48,525	(25,465)	73,990	*
Income tax benefit (provision), net	(18,911)	15,882	(34,793)	*
Net income (loss)	29,614	(9,583)	39,197	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,619)	—	(1,619)	*
Less: Net income attributable to other noncontrolling interests	428	176	252	*
Net income (loss) attributable to EchoStar	$30,805	$(9,759)	$40,564	*

Other Data:
EBITDA	$232,903	$149,193	$83,710	56.1
Subscribers, end of period	935,000	736,000	199,000	27.0

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 59 through 61.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $302.7 million for the three months ended June 30, 2014, a decrease of $31.3 million, or 9.4%, compared to the same period in 2013.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2014 decreased by $12.2 million, or 4.0%, to $296.4 million compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the three months ended June 30, 2014 was primarily due to an 11.3% decrease in the weighted average price of set-top boxes offset by a 10.8% increase in the unit sales of set-top boxes, and a 22.8% decrease in unit sales of related accessories, partially offset by a 20.2% increase in the weighted average price of related accessories.

Equipment revenue — DISH Network from our Hughes segment for the three months ended June 30, 2014 decreased by $19.0 million, or 75.0%, to $6.3 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of new wholesale equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $95.0 million for the three months ended June 30, 2014, an increase of $4.2 million or 4.6%, compared to the same period in 2013.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended June 30, 2014 increased by $4.8 million, or 13.2%, to $41.4 million compared to the same period in 2013.  The increase was attributable to a 168.9% increase in unit sales of set-top boxes and a 103.3% increase in unit sales of accessories sold to Dish Mexico and our other international customers.  These increases were partially offset by a 49.9% decrease in the weighted average price of set-top boxes and 40.8% decrease in the weighted average price of accessories sold to Dish Mexico and our other international customers during the three months ended June 30, 2014 compared to the same period in 2013.  While the mix of product purchasing may shift to accessories and service revenue, we expect our total sales to international customers to remain at current levels for the near term due to their utilization of refurbished set top boxes and accessories.

Equipment revenue — other from our Hughes segment for the three months ended June 30, 2014 decreased by $0.7 million, or 1.3%, to $53.6 million compared to the same period in 2013.  The decrease was mainly due to a decrease in sales of broadband equipment of $4.9 million to our international customers, partially offset by a $4.7 million increase in sales of broadband equipment to our domestic customers.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $209.1 million for the three months ended June 30, 2014, an increase of $55.0 million or 35.7%, compared to the same period in 2013.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2014 decreased by $3.0 million, or 3.9%, to $73.7 million compared to the same period in 2013.  The decrease was primarily due to a decrease of $6.4 million in revenue earned from the sales of satellite uplink/downlink services, partially offset by an increase of $3.4 million related to the development of web-based applications for set-top boxes sold to DISH Network.

Services and other revenue — DISH Network from our Hughes segment for the three months ended June 30, 2014 increased by $9.9 million to $19.5 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended June 30, 2014 increased by $48.2 million, or 78.8%, to $109.3 million compared to the same period in 2013.  The increase was mainly due to an increase of $44.4 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $6.2 million from the renewal of the satellite agreement and services provided on the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed at the end of the second quarter of 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $273.0 million for the three months ended June 30, 2014, an increase of $21.9 million or 8.7%, compared to the same period in 2013.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended June 30, 2014 increased by $0.7 million, or 18.9%, to $4.5 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $1.2 million in revenue earned from system integration solutions, partially offset by a $0.5 million decrease in revenue for non-recurring engineering projects.

Services and other revenue — other from our Hughes segment for the three months ended June 30, 2014 increased by $25.2 million, or 11.2%, to $250.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue— other from our EchoStar Satellite Services segment for the three months ended June 30, 2014 decreased by $4.5 million, or 19.1%, to $19.2 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $4.2 million in sales of transponder services in the second quarter of 2014 compared to the same period in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $337.4 million for the three months ended June 30, 2014, a decrease of $27.7 million, or 7.6%, compared to the same period in 2013.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended June 30, 2014 decreased by $12.6 million, or 4.2%, to $284.6 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $15.1 million directly related to a decrease in sales of set-top boxes and related accessories sold to DISH Network, partially offset by an increase of $5.1 million in cost of sales related to the increase in sales of set-top boxes and related accessories to Dish Mexico and our other international customers.

Cost of sales — equipment from our Hughes segment for the three months ended June 30, 2014 decreased by $15.1 million, or 22.2%, to $52.8 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease of $16.5 million in the cost of sales of broadband equipment sold to dishNET due to the decrease in sales of new equipment and increased sales of reconditioned equipment as compared to the same period in 2013.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $204.3 million for the three months ended June 30, 2014, an increase of $14.9 million, or 7.9%, compared to the same period in 2013.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended June 30, 2014 decreased by $1.5 million, or 2.7%, to $53.5 million compared to the same period in 2013.  The decrease was primarily the result of a $2.0 million decrease in support costs related to uplink services provided in the second quarter of 2014 compared to the same period in 2013, partially offset by a $0.8 million increase in cost of services related to integration services.

Cost of sales — services and other from our Hughes segment for the three months ended June 30, 2014 increased by $9.6 million, or 8.7%, to $120.1 million compared to the same period in 2013.  The increase was primarily attributable to an increase in cost of sales as a result of an increase in sales of broadband services to our consumer and international customers.

Cost of sales — services and other related to our other operations and business development activities for the three months ended June 30, 2014 increased by $7.0 million, or 73.3%, to $16.6 million compared to the same period in 2013.  The increase was primarily due to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $90.5 million for the three months ended June 30, 2014, an increase of $0.1 million or 0.1%, compared to the same period in 2013.  The increase was mainly due to a $3.8 million increase in marketing and promotional expenses in our Hughes segment, partially offset by a $3.6 million decrease in other general and administrative expenses.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $140.6 million for the three months ended June 30, 2014, an increase of $12.5 million or 9.8%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $5.2 million associated with customer rental equipment from our Hughes segment, an increase in depreciation of $11.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction.  The increase in depreciation and amortization was partially offset by a decrease in depreciation of $2.9 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled zero for the three months ended June 30, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $44.7 million for the three months ended June 30, 2014, a decrease of $4.0 million or 8.2%, compared to the same period in 2013.  The decrease was due to higher capitalized interest of $3.8 million associated with the construction of our EchoStar XIX and TerreStar-2/EchoStar XXI satellites.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $6.5 thousand for the three months ended June 30, 2014, a decrease of $18.0 million, compared to the same period in 2013.  The decrease was mainly related to a gain of $17.9 million recognized from the sale of a strategic investment in a public company in 2013.

Other, net.  “Other, net” totaled $1.4 million expense for the three months ended June 30, 2014, a decrease of $1.4 million, or 50.2%, compared to the same period in 2013.  The decrease was primarily related to a decrease of $1.3 million related to our equity in losses from unconsolidated affiliates.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $232.9 million for the three months ended June 30, 2014, an increase of $83.7 million, or 56.1%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $98.9 million for the three months ended June 30, 2014.  The increase in the second quarter of 2014 was partially offset by a gain of $17.9 million recognized from the sale of a strategic investment in a public company in 2013.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$232,903	$149,193	$83,710	56.1
Interest income and expense, net	(42,540)	(46,690)	4,150	(8.9)
Depreciation and amortization	(140,647)	(128,144)	(12,503)	9.8
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,619)	—	(1,619)		*
Net income attributable to other noncontrolling interests	428	176	252		*
Income (loss) before income taxes	$48,525	$(25,465)	$73,990		*

*Percentage is not meaningful.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net.  Income tax expense was $18.9 million for the three months ended June 30, 2014, compared to an income tax benefit of $15.9 million for the same period in 2013.  Our effective income tax rate was 39.0% for the three months ended June 30, 2014 compared to 62.4% for the same period in 2013.  The variation in our current period effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the increase of our valuation allowance associated with realized and unrealized losses that are capital in nature and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature and current year research and experimentation credits, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to EchoStar.  Net income attributable to EchoStar was $30.8 million for the three months ended June 30, 2014, an increase of $40.6 million, compared to the same period in 2013.  The increase was primarily attributable to higher operating income, including depreciation and amortization, of $86.4 million, an increase in capitalization of interest expense of $3.8 million associated with the construction of the EchoStar XIX and TerreStar-2/EchoStar XXI satellites and a decrease of $1.3 million in equity in losses of unconsolidated affiliates, net.  The increase in “Net income attributable to EchoStar” was partially offset by an increase of $34.8 million in income tax provision and gains of $17.9 million recognized from the sale of a strategic investment in a public company in the same period in 2013.

Segment Operating Results and Capital Expenditures

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2014
Total revenue	$415,891	$330,258	$128,539	$5,140	$879,828
Capital expenditures	$13,516	$51,505	$—	$91,071	$156,092
EBITDA	$42,268	$90,316	$112,228	$(11,909)	$232,903

For the Three Months Ended June 30, 2013
Total revenue	$425,547	$314,948	$84,872	$4,636	$830,003
Capital expenditures	$15,341	$45,493	$60	$24,758	$85,652
EBITDA	$32,047	$73,394	$33,667	$10,085	$149,193

EchoStar Technologies Segment

	For the Three Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$415,891	$425,547	$(9,656)	(2.3)
Capital expenditures	$13,516	$15,341	$(1,825)	(11.9)
EBITDA	$42,268	$32,047	$10,221	31.9

Revenue

EchoStar Technologies segment total revenue for the three months ended June 30, 2014 decreased by $9.7 million, or 2.3%, compared to the same period in 2013, primarily resulting from a decrease of $15.2 million in both service and equipment revenue from DISH Network, partially offset by an increase of $5.5 million in other equipment and service revenue.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended June 30, 2014 decreased by $1.8 million, or 11.9%, compared to the same period in 2013, primarily due to decreased expenditures related to our digital broadcast centers of $1.7 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended June 30, 2014 was $42.3 million, an increase of $10.2 million, or 31.9%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $5.8 million in selling, general and administrative expenses, an increase in gross margin of $4.4 million, and a decrease of $0.9 million in research and development.

Hughes Segment

	For the Three Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$330,258	$314,948	$15,310	4.9
Capital expenditures	$51,505	$45,493	$6,012	13.2
EBITDA	$90,316	$73,394	$16,922	23.1

Revenue

Hughes segment total revenue for the three months ended June 30, 2014 increased by $15.3 million, or 4.9%, compared to the same period in 2013, primarily due to an increase in service revenue of $25.2 million mainly attributable to an increase in sales of broadband services to our consumer and international customers and an increase of $9.9 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNET.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $19.0 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended June 30, 2014 increased by $6.0 million, or 13.2%, compared to the same period in 2013, primarily as a result of an increase in expenditures related to consumer broadband rental equipment as well as machinery and equipment related to our U.S. broadband network.

EBITDA

Hughes segment EBITDA for the three months ended June 30, 2014 was $90.3 million, an increase of $16.9 million, or 23.1%, compared to the same period in 2013.  The increase was primarily the result of an increase in gross margin of $20.8 million, partially offset by a $5.9 million increase in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Three Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$128,539	$84,872	$43,667	51.5
Capital expenditures	$—	$60	$(60)	(100.0)
EBITDA	$112,228	$33,667	$78,561		*

Revenue

EchoStar Satellite Services segment total revenue for the three months ended June 30, 2014 increased by $43.7 million, or 51.5%, compared to the same period in 2013, due to a $43.7 million increase in service revenue,

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

primarily related to transponder services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended June 30, 2014 decreased by $60.0 thousand compared to the same period in 2013, primarily related to a decrease in purchases of computer equipment and software.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended June 30, 2014 was $112.2 million, an increase of $78.6 million, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $43.8 million in gross margin and a decrease in impairment charges of $34.7 million related to a one-time impairment expense in the second quarter of 2013.

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

Capital Expenditures

For the three months ended June 30, 2014 capital expenditures increased by $66.3 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XIX satellite of $37.5 million and the TerreStar-2/EchoStar XXI satellite of $33.6 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2/EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union.

EBITDA

All Other and Eliminations EBITDA for the three months ended June 30, 2014 was a loss of $11.9 million, compared to income of $10.1 million for the same period in 2013.  The $22.0 million decrease in EBITDA was primarily due to an increase of $7.0 million in cost of sales relating to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013 which has not been assigned to any of our segments, and a gain of $17.9 million recognized from the sale of a strategic investment in a public company in 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$608,416	$642,868	$(34,452)	(5.4)
Equipment revenue - other	163,963	192,965	(29,002)	(15.0)
Services and other revenue - DISH Network	393,617	293,988	99,629	33.9
Services and other revenue - other	539,855	495,636	44,219	8.9
Total revenue	1,705,851	1,625,457	80,394	4.9
Costs and Expenses:
Cost of sales - equipment	658,046	718,892	(60,846)	(8.5)
% of Total equipment revenue	85.2%	86.0%
Cost of sales - services and other	414,362	368,624	45,738	12.4
% of Total services and other revenue	44.4%	46.7%
Selling, general and administrative expenses	178,124	184,562	(6,438)	(3.5)
% of Total revenue	10.4%	11.4%
Research and development expenses	29,156	33,848	(4,692)	(13.9)
% of Total revenue	1.7%	2.1%
Depreciation and amortization	273,873	254,843	19,030	7.5
Impairment of long-lived asset	—	34,664	(34,664)	(100.0)
Total costs and expenses	1,553,561	1,595,433	(41,872)	(2.6)
Operating income	152,290	30,024	122,266	*

Other Income (Expense):
Interest income	4,745	3,959	786	19.9
Interest expense, net of amounts capitalized	(90,731)	(97,772)	7,041	(7.2)
Realized gains on marketable investment securities and other investments, net	34	37,430	(37,396)	(99.9)
Equity in losses of unconsolidated affiliates, net	(3,061)	(6,382)	3,321	(52.0)
Other, net	435	5,128	(4,693)	(91.5)
Total other expense, net	(88,578)	(57,637)	(30,941)	53.7
Income (loss) before income taxes	63,712	(27,613)	91,325	*
Income tax benefit (provision), net	(22,068)	21,528	(43,596)	*
Net income (loss)	41,644	(6,085)	47,729	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,943)	—	(1,943)	*
Less: Net income attributable to other noncontrolling interests	728	216	512	*
Net income (loss) attributable to EchoStar	$42,859	$(6,301)	$49,160	*

Other Data:
EBITDA	$424,786	$320,827	$103,959	32.4
Subscribers, end of period	935,000	736,000	199,000	27.0

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 59 through 61.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $608.4 million for the six months ended June 30, 2014, a decrease of $34.5 million, or 5.4%, compared to the same period in 2013.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2014 decreased by $15.1 million, or 2.5%, to $590.5 million compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to customer requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the six months ended June 30, 2014 was primarily due to a 13.4% decrease in the weighted average price of set-top boxes offset by a 14.4% increase in the unit sales of set-top boxes and a 15.4% decrease in unit sales of related accessories partially offset by a 12.5% increase in the weighted average price of related accessories.

Equipment revenue — DISH Network from our Hughes segment for the six months ended June 30, 2014 decreased $19.3 million, or 51.9%, to $17.9 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $164.0 million for the six months ended June 30, 2014, a decrease of $29.0 million or 15.0%, compared to the same period in 2013.

Equipment revenue — other from our EchoStar Technologies segment for the six months ended June 30, 2014 decreased $20.7 million, or 23.2%, to $68.5 million compared to the same period in 2013.  The decrease was attributable to a 43.1% decrease in the weighted average price of set-top boxes and a 41.9% decrease in the weighted average price of related accessories sold to our international customers.  The decrease was partially offset by an increase of 11.3% in unit sales of set-top boxes and a 144.5% in related accessories sold to our international customers during the six months ended June 30, 2014 compared to the same period in 2013.  While the mix of product purchasing may shift to accessories and service revenue, we expect our total sales to international customers to remain at current levels for the near term due to their utilization of refurbished set-top boxes and accessories.

Equipment revenue — other from our Hughes segment for the six months ended June 30, 2014 decreased by $8.3 million, or 8.0%, to $95.4 million compared to the same period in 2013.  The decrease was mainly due to a decrease in sales of broadband equipment of $14.9 million primarily due to lower sales to wholesale and international customers, partially offset by a $6.5 million increase in telecom system equipment.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $393.6 million for the six months ended June 30, 2014, an increase of $99.6 million or 33.9%, compared to the same period in 2013.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2014 increased by $2.3 million, or 1.5%, to $152.9 million compared to the same period in 2013.  The increase was primarily due to an increase of $7.5 million related to the development of web-based applications for set-top boxes sold to DISH Network.  This increase was partially offset by a $3.6 million decrease in revenue earned from the sales of satellite uplink/downlink services and a $1.6 million decrease in other services provided to DISH Network.

Services and other revenue — DISH Network from our Hughes segment for the six months ended June 30, 2014 increased by $21.1 million to $37.6 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the six months ended June 30, 2014 increased by $76.4 million, or 67.0%, to $190.5 million compared to the same period in 2013.  The increase was mainly due to an increase of $59.1 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $16.2 million from the renewal of our satellite agreement and services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed again in the second quarter of 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $539.9 million for the six months ended June 30, 2014, an increase of $44.2 million or 8.9%, compared to the same period in 2013.

Services and other revenue — other from our EchoStar Technologies segment for the six months ended June 30, 2014 increased by $2.6 million, or 36.4%, to $9.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $2.2 million for system integration solutions.

Services and other revenue — other from our Hughes segment for the six months ended June 30, 2014 increased by $47.3 million, or 10.6%, to $494.1 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue— other from our EchoStar Satellite Services segment for the six months ended June 30, 2014, decreased by $6.1 million, or 13.6%, to $38.8 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $5.7 million in sales of transponder services in the first half of 2014 compared to the same period in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $658.0 million for the six months ended June 30, 2014, a decrease of $60.8 million, or 8.5%, compared to the same period in 2013.

Cost of sales — equipment from our EchoStar Technologies segment for the six months ended June 30, 2014 decreased by $37.5 million, or 6.3%, to $557.8 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $18.7 million related to the decrease in revenue from set-top boxes and related accessories sold to DISH Network and a decrease of $18.8 million in cost of sales related to the decrease in sales of set-top boxes and related accessories to our international customers.

Cost of sales — equipment from our Hughes segment for the six months ended June 30, 2014 decreased by $23.4 million, or 18.9%, to $100.2 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease of $19.0 million in the cost of sales of broadband equipment sold to dishNET due to a decrease in the sales of new equipment and an increase in the sales of reconditioned equipment as compared to the same period in 2013 and a decrease of $8.6 million in the cost of sales of broadband equipment to our consumer and international customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $414.4 million for the six months ended June 30, 2014, an increase of $45.7 million, or 12.4%, compared to the same period in 2013.

Cost of sales — services and other from our EchoStar Technologies segment for the six months ended June 30, 2014 increased by $5.4 million, or 5.0%, to $113.4 million compared to the same period in 2013.  The increase was primarily the result of an increase in cost of sales of $5.8 million as a result of an increase in support costs related to engineering and uplink services provided in the first half of 2014 compared to the same period in 2013 and an increase in system integration solutions costs of $1.5 million.

Cost of sales — services and other from our Hughes segment for the six months ended June 30, 2014 decreased by $20.4 million, or 9.3%, to $239.5 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Cost of sales — services and other related to our other operations and business development activities for the six months ended June 30, 2014 increased by $19.7 million to $33.2 million compared to the same period in 2013.  The increase was primarily due to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $178.1 million for the six months ended June 30, 2014, a decrease of $6.4 million or 3.5%, compared to the same period in

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2013.  The decrease was mainly due to a $12.5 million decrease in personnel and other general and administrative expenses offset partially by a $6.2 million increase in marketing expenses in our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $273.9 million for the six months ended June 30, 2014, an increase of $19.0 million or 7.5%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $15.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation of $9.8 million associated with customer rental equipment from our Hughes segment.  The increase in depreciation and amortization was partially offset by a decrease in depreciation of $5.7 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled zero for the six months ended June 30, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 9 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $90.7 million for the six months ended June 30, 2014, a decrease of $7.0 million or 7.2%, compared to the same period in 2013.  The decrease was due to higher capitalized interest of $6.8 million associated with the construction of our EchoStar XIX and TerreStar-2/EchoStar XXI satellites in the six months ended June 30, 2014 compared to the same period in 2013.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $34.0 thousand for the six months ended June 30, 2014, a decrease of $37.4 million compared to the same period in 2013.  The decrease was mainly related to a gain of $34.5 million recognized from the sale of a strategic investment in a public company in 2013 and a gain of $2.6 million that resulted from the conversion of one of our investments into a marketable investment security in 2013.

Other, net.  “Other, net” totaled $2.6 million for the six months ended June 30, 2014, a decrease of $1.4 million compared to the same period in 2013.  The decrease was primarily related to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite, partially offset by an increase of $3.3 million in equity from losses of unconsolidated affiliates, net and an increase of $1.5 million in foreign exchange rates.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $424.8 million for the six months ended June 30, 2014, an increase of $104.0 million or 32.4%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $141.3 million for the six months ended June 30, 2014 and a decrease of $3.3 million in equity from losses of unconsolidated affiliates, net.  The increase in EBITDA in the first half of 2014 was partially offset by a gain of $34.5 million recognized from the sale of a strategic investment in a public company in 2013.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Six Months Ended
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$424,786	$320,827	$103,959	32.4
Interest income and expense, net	(85,986)	(93,813)	7,827	(8.3)
Depreciation and amortization	(273,873)	(254,843)	(19,030)	7.5
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,943)	—	(1,943)		*
Net income attributable to other noncontrolling interests	728	216	512		*
Income (loss) before income taxes	$63,712	$(27,613)	$91,325		*

*Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense was $22.1 million for the six months ended June 30, 2014, compared to an income tax benefit of $21.5 million for the same period in 2013.  Our effective income tax rate was 34.6% for the six months ended June 30, 2014 compared to 78.0% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to the increase of our valuation allowance associated with realized and unrealized losses that are capital in nature and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to EchoStar.  Net income attributable to EchoStar was $42.9 million for the six months ended June 30, 2014, an increase of $49.2 million, compared to the same period in 2013.  The increase was primarily attributable to higher operating income, including depreciation and amortization, of $122.3 million, an increase in capitalization of interest expense of $6.8 million associated with the construction of the EchoStar XIX and TerreStar-2/EchoStar XXI satellites and a decrease of $3.3 million in equity in losses of unconsolidated affiliates, net.  The increase in “Net income attributable to EchoStar” was partially offset by an increase of $43.6 million in income tax expense, gains of $34.5 million recognized from the sale of a strategic investment in a public company in the same period in 2013, and a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013.

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Six Months Ended June 30, 2014
Total revenue	$821,684	$645,029	$229,360	$9,778	$1,705,851
Capital expenditures	$27,438	$97,477	$29	$144,773	$269,717
EBITDA	$81,232	$172,255	$197,010	$(25,711)	$424,786

For the Six Months Ended June 30, 2013
Total revenue	$852,541	$604,347	$159,074	$9,495	$1,625,457
Capital expenditures	$27,652	$89,833	$12,332	$28,455	$158,272
EBITDA	$61,972	$137,375	$98,473	$23,007	$320,827

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Six Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$821,684	$852,541	$(30,857)	(3.6)
Capital expenditures	$27,438	$27,652	$(214)	(0.8)
EBITDA	$81,232	$61,972	$19,260	31.1

Revenue

EchoStar Technologies segment total revenue for the six months ended June 30, 2014 decreased by $30.9 million, or 3.6%, compared to the same period in 2013, primarily resulting from a decrease of $15.1 million in equipment revenue earned from DISH Network, offset partially by a $2.3 million increase in service revenue from DISH Network and a decrease of $20.7 million in other equipment revenue, offset by a $2.6 million increase in other service revenue.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the six months ended June 30, 2014 decreased by $0.2 million, or 0.8%, compared to the same period in 2013, primarily due to decreased expenditures related to building improvements and engineering operations of $1.9 million, partially offset by an increase of $1.5 million in expenditures related to our digital broadcast center.

EBITDA

EchoStar Technologies segment EBITDA for the six months ended June 30, 2014 was $81.2 million, an increase of $19.3 million, or 31.1%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $15.0 million in selling, general and administrative expenses, a decrease of $3.2 million in research and development, and a $1.2 million increase in gross margin.

Hughes Segment

	For the Six Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$645,029	$604,347	$40,682	6.7
Capital expenditures	$97,477	$89,833	$7,644	8.5
EBITDA	$172,255	$137,375	$34,880	25.4

Revenue

Hughes segment total revenue for the six months ended June 30, 2014 increased by $40.7 million, or 6.7%, compared to the same period in 2013, primarily due to an increase in service revenue of $47.3 million mainly attributable to an increase in sales of broadband services to our consumer and international customers and an increase of $21.1 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNET.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $19.3 million and a decrease in other equipment revenue of $8.3 million.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2014 increased by $7.6 million, or 8.5%, compared to the same period in 2013, primarily as a result of an increase in expenditures related to consumer broadband rental equipment as well as machinery and equipment related to our U.S. broadband network.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2014 was $172.3 million, an increase of $34.9 million, or 25.4%, compared to the same period in 2013.  The increase was primarily attributable to a $43.6 million increase in gross margin, partially offset by an $8.4 million increase in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Six Months
	Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$229,360	$159,074	$70,286	44.2
Capital expenditures	$29	$12,332	$(12,303)	(99.8)
EBITDA	$197,010	$98,473	$98,537		*

Revenue

EchoStar Satellite Services segment total revenue for the six months ended June 30, 2014 increased by $70.3 million, or 44.2%, compared to the same period in 2013, due to a $70.3 million increase in service revenue, primarily related to transponder services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the six months ended June 30, 2014 decreased by $12.3 million, or 99.8%, compared to the same period in 2013, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012 and the satellite being placed into service in January 2013.

EBITDA

EchoStar Satellite Services segment EBITDA for the six months ended June 30, 2014 was $197.0 million, an increase of $98.5 million compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $70.1 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013.  The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

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

Capital Expenditures

For the six months ended June 30, 2014, capital expenditures increased by $116.3 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XIX satellite of $83.0 million and the TerreStar-2/EchoStar XXI satellite of $36.7 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2/EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

All Other and Eliminations EBITDA for the six months ended June 30, 2014 was a loss of $25.7 million, compared to income of $23.0 million for the same period in 2013.  The $48.73 million decrease in EBITDA was primarily due to an increase of $19.7 million in cost of sales relating to the commencement of our operating lease of the EchoStar XV satellite capacity from DISH Network in May 2013, which has not been assigned to any of our segments, and a gain of $34.5 million recognized from the sale of a strategic investment in a public company in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our Condensed Consolidated Financial Statements for further discussion regarding our marketable investment securities.  As of June 30, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.69 billion compared to $1.62 billion as of December 31, 2013, an increase of $67.9 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of June 30, 2014 and December 31, 2013, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $31.1 million and $34.7 million, respectively.  Our other current marketable investment securities portfolio consists primarily of corporate and government bonds.  As of June 30, 2014 and December 31, 2013, we held $916.5 million and $918.2 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the six months ended June 30, 2014.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the six months ended June 30, 2014, we reported net cash inflows from operating activities of $372.0 million, an increase of $178.7 million, compared to the same period in 2013.  The increase was primarily attributable to higher net income of $115.6 million adjusted to exclude: (i) “Depreciation and amortization;” (ii)  “Equity in losses of unconsolidated affiliates, net;” (iii)  “Realized gains on marketable investment securities and other investments, net;” (iv) “Impairment of long-lived asset,” (v) “Stock-based compensation;” (vi) “Deferred tax benefit (provision);” and (vii) “Other, net.”  In addition, net cash inflows were increased by $63.1 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the six months ended June 30, 2014, we reported net cash outflows from investing activities of $288.5 million, an increased cash outflow of $56.7 million compared to the same period in 2013.  The increase in cash outflows primarily related to a $111.4 million increase in capital expenditures in 2014 when compared to the same period in 2013, offset by an increase in sales and maturities, net of purchases of $64.9 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the six months ended June 30, 2014, we reported net cash outflows from financing activities of $10.8 million, an increase of $18.6 million, compared to the same period in 2013.  The increase in cash outflows was primarily due to lower proceeds of $31.3 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, which was partially offset by proceeds of $11.4 million, net of offering costs of $1.3 million from the issuance of Hughes Retail preferred tracking stock.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Contractual Obligations

As of June 30, 2014, our satellite-related obligations were approximately $1.24 billion.  Our satellite-related obligations include, among other things, payments pursuant to agreements for the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII and EUTELSAT 65 West A satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2014, we had $44.4 million of letters of credit and insurance bonds.  Of this amount, $8.0 million was secured by restricted cash; $13.1 million related to insurance bonds; and $23.3 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of June 30, 2014, we had foreign currency forward contracts with a notional value of $10.2 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI and EchoStar XVII.  Although we are not required to maintain in-orbit insurance pursuant to our service arrangement with DISH Network for EchoStar XV, we are liable for any damage caused by our use of the satellite and therefore we carry insurance on EchoStar XV.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with Federal Communications Commission and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

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

We have a significant amount of outstanding indebtedness.  As of June 30, 2014, our total indebtedness was $2.39 billion, of which $0.4 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2014.  As of June 30, 2014, we did not repurchase any common stock under this plan.

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

Impairment of long-lived asset.  “Impairment of long-lived asset” includes our impairment losses related to our property and equipment.

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

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income (loss) before income taxes” in our

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Subscribers.  Subscribers includes customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $1.69 billion.  Of this amount, a total of $1.66 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.66 billion as of June 30, 2014, a hypothetical 10% change in average interest rates during 2014 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the six months ended June 30, 2014 of 0.7%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would have resulted in a decrease of approximately $0.9 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2014, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $32.7 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.3 million in the fair value of these investments.

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of June 30, 2014, we had $19.2 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of June 30, 2014, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of June 30, 2014, we had $159.6 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $16.0 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2014, we had $25.2 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $10.2 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of June 30, 2014.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $24.8 million as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2014, there have been no material changes in our risk factors as previously disclosed.

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

In addition, as the Tracking Stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to our common ownership and management.

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

Our board of directors has adopted a policy statement (the “Policy Statement”) regarding the relationships between the EchoStar Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items.  Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of the EchoStar Tracking Stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from the holders of our Class A common stock is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to the Policy Statement or adopt additional policies could disadvantage one group while advantaging the other.

We could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the EchoStar Group or the Hughes Retail Group and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group.  Although the Policy Statement generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2014.

Item 3.  DEFAULTS UPON SECURITIES

Not applicable

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Item 5.  OTHER INFORMATION

We held our 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”) on May 1, 2013.  We anticipate holding our 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) on Wednesday, October 29, 2014.  As the 2014 Annual Meeting date represents a change of more than 30 days from the anniversary date of the 2013 Annual Meeting, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2014 Annual Meeting.  In order to be considered timely, such shareholder proposals must be received by us no later than August 12, 2014.  This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act.  Furthermore, in accordance with the requirements for advance notice set forth in our Bylaws, in order for a shareholder proposal submitted outside of Rule 14a-8 under the Exchange Act or a director nomination to be considered timely, a shareholder’s notice of such proposal or director nomination must be received by us no later than August 17, 2014.  All shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act, and all notices of other shareholder proposals and director nominations, must be delivered to Dean A. Manson, Executive Vice President, General Counsel and Secretary, at EchoStar Corporation, 100 Inverness Terrace East, Englewood, Colorado 80112.  We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal or director nomination that does not comply with these and other applicable requirements.

Item 6.         EXHIBITS

(a)         Exhibits.

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)            Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 7, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: August 7, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)