Form 10-Q
period 2014-09-30
EchoStar CORP
filed 2014-11-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

As of October 29, 2014, the Registrant’s outstanding common stock consisted of 43,760,541 shares of Class A common stock and 47,687,039 shares of Class B common stock.

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4.	Controls and Procedures	68

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults upon Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	70

	Signatures	71

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

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$760,391	$634,119
Marketable investment securities	1,019,247	986,533
Trade accounts receivable, net of allowance for doubtful accounts of $14,649 and $13,237, respectively	183,468	159,292
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	303,391	355,135
Inventory	68,582	66,084
Prepaid expenses	56,898	55,400
Deferred tax assets	70,150	69,633
Other current assets	9,838	29,930
Total current assets	2,471,965	2,356,126
Noncurrent Assets:
Restricted cash and marketable investment securities	19,095	16,137
Property and equipment, net of accumulated depreciation of $2,804,862 and $2,499,889, respectively	3,080,911	2,546,377
Regulatory authorizations, net	573,337	583,900
Goodwill	510,630	504,173
Other intangible assets, net	214,042	262,039
Other investments	167,518	169,771
Other receivable - DISH Network	90,632	89,811
Other noncurrent assets, net	184,551	173,629
Total noncurrent assets	4,840,716	4,345,837
Total assets	$7,312,681	$6,701,963
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$231,832	$201,416
Trade accounts payable - DISH Network	45,717	55,743
Current portion of long-term debt and capital lease obligations	44,539	69,791
Deferred revenue and prepayments	73,431	57,592
Accrued compensation	32,764	30,940
Accrued royalties	23,361	24,010
Accrued interest	43,783	7,838
Accrued expenses and other	121,293	111,115
Total current liabilities	616,720	558,445
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,332,730	2,352,597
Deferred tax liabilities	658,184	488,206
Other noncurrent liabilities	106,634	76,484
Total noncurrent liabilities	3,097,548	2,917,287
Total liabilities	3,714,268	3,475,732
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding and zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6	—
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 49,286,776 shares issued and 43,754,458 shares outstanding at September 30, 2014 and 48,370,956 shares issued and 42,838,638 shares outstanding at December 31, 2013	49	48
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of September 30, 2014 and December 31, 2013	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2014 and December 31, 2013	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	3,707,487	3,502,005
Accumulated other comprehensive loss	(35,258)	(14,655)
Accumulated deficit	(68,887)	(171,914)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,505,283	3,217,370
Noncontrolling interest in HSS Tracking Stock	83,122	—
Other noncontrolling interests	10,008	8,861
Total stockholders’ equity	3,598,413	3,226,231
Total liabilities and stockholders’ equity	$7,312,681	$6,701,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue:
Equipment revenue - DISH Network	$299,050	$360,744	$907,466	$1,003,612
Equipment revenue - other	101,927	77,084	265,890	270,049
Services and other revenue - DISH Network	215,935	163,067	609,552	457,055
Services and other revenue - other	278,928	248,013	818,783	743,649
Total revenue	895,840	848,908	2,601,691	2,474,365
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	340,159	378,665	998,205	1,097,557
Cost of sales - services and other (exclusive of depreciation and amortization)	212,298	203,268	626,660	571,892
Selling, general and administrative expenses	93,127	84,299	271,251	268,861
Research and development expenses	15,685	17,030	44,841	50,878
Depreciation and amortization	142,294	124,742	416,167	379,585
Impairment of long-lived asset	—	—	—	34,664
Total costs and expenses	803,563	808,004	2,357,124	2,403,437
Operating income	92,277	40,904	244,567	70,928

Other Income (Expense):
Interest income	2,270	2,982	7,015	6,941
Interest expense, net of amounts capitalized	(41,688)	(47,713)	(132,419)	(145,485)
Realized gains (losses) on marketable investment securities and other investments (includes reclassification of realized (gains) losses on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $27, ($1,754), ($7) and ($36,252), respectively), net	(27)	1,754	7	39,184
Equity in earnings (losses) of unconsolidated affiliates, net	13,198	726	10,137	(5,656)
Other, net	(1,485)	295	(1,050)	5,423
Total other expense, net	(27,732)	(41,956)	(116,310)	(99,593)
Income (loss) before income taxes	64,545	(1,052)	128,257	(28,665)
Income tax benefit (provision), net	(6,108)	5,689	(28,176)	27,217
Net income (loss)	58,437	4,637	100,081	(1,448)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,106)	—	(4,049)	—
Less: Net income attributable to other noncontrolling interests	375	317	1,103	533
Net income (loss) attributable to EchoStar	60,168	4,320	103,027	(1,981)
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(3,887)	—	(7,474)	—
Net income (loss) attributable to EchoStar common stock	$64,055	$4,320	$110,501	$(1,981)

Weighted-average common shares outstanding - Class A and B common stock:
Basic	91,358	89,868	91,050	89,081
Diluted	92,971	91,266	92,723	89,081

Earnings per share - Class A and B common stock:
Basic	$0.70	$0.05	$1.21	$(0.02)
Diluted	$0.69	$0.05	$1.19	$(0.02)

Comprehensive Income (Loss)
Net income (loss)	$58,437	$4,637	$100,081	$(1,448)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,783)	(1,232)	(11,068)	(12,541)
Unrealized gains (losses) on AFS securities and other	(6,981)	(848)	(9,484)	13,816
Recognition of previously unrealized (gains) losses on AFS securities in net income (loss).	27	(1,754)	(7)	(36,252)
Total other comprehensive loss, net of tax	(25,737)	(3,834)	(20,559)	(34,977)
Comprehensive income (loss)	32,700	803	79,522	(36,425)
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(2,106)	—	(4,049)	—
Less: Comprehensive income (loss) attributable to other noncontrolling interests	171	(36)	1,147	(444)
Comprehensive income (loss) attributable to EchoStar	$34,635	$839	$82,424	$(35,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Hughes Retail	Class		Accumulated			Noncontrolling
	Preferred	A and B	Additional	Other			Interest in	Other
	Tracking	Common	Paid-In	Comprehensive	Accumulated	Treasury	HSS Tracking	Noncontrolling
	Stock	Stock	Capital	Income (Loss)	Deficit	Stock	Stock	Interests	Total
Balance, December 31, 2012	$—	$93	$3,394,646	$18,752	$(174,439)	$(98,162)	$—	$9,337	$3,150,227
Issuances of Class A common stock:
Exercise of stock options	—	3	52,512	—	—	—	—	—	52,515
Employee benefits	—	—	4,761	—	—	—	—	—	4,761
Employee Stock Purchase Plan	—	—	6,860	—	—	—	—	—	6,860
Stock-based compensation	—	—	13,988	—	—	—	—	—	13,988
Other, net	—	—	332	—	—	—	—	(467)	(135)
Net income (loss)	—	—	—	—	(1,981)	—	—	533	(1,448)
Unrealized losses on AFS securities, net and other	—	—	—	(22,436)	—	—	—	—	(22,436)
Foreign currency translation adjustment	—	—	—	(11,564)	—	—	—	(977)	(12,541)
Balance, September 30, 2013	$—	$96	$3,473,099	$(15,248)	$(176,420)	$(98,162)	$—	$8,426	$3,191,791

Balance, December 31, 2013	$—	$96	$3,502,005	$(14,655)	$(171,914)	$(98,162)	$—	$8,861	$3,226,231
Issuances of Class A common stock:
Exercise of stock options	—	1	$11,665	—	—	—	—	—	11,666
Employee benefits	—	—	10,310	—	—	—	—	—	10,310
Employee Stock Purchase Plan	—	—	9,012	—	—	—	—	—	9,012
Stock-based compensation	—	—	10,648	—	—	—	—	—	10,648
Issuance of Hughes Retail Preferred
Tracking Stock (Note 2)	6	—	163,510	—	—	—	87,171	—	250,687
DISH Digital exchange (Note 6)	—	—	8,843	—	—	—	—	—	8,843
Other, net	—	—	(8,506)	—	—	—	—	—	(8,506)
Net income (loss)	—	—	—	—	103,027	—	(4,049)	1,103	100,081
Unrealized losses on AFS securities, net and other	—	—	—	(9,491)	—	—	—	—	(9,491)
Foreign currency translation adjustment	—	—	—	(11,112)	—	—	—	44	(11,068)
Balance, September 30, 2014	$6	$97	$3,707,487	$(35,258)	$(68,887)	$(98,162)	$83,122	$10,008	$3,598,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$100,081	$(1,448)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	416,167	379,585
Equity in (earnings) losses of unconsolidated affiliates, net	(10,137)	5,656
Realized gains on marketable investment securities and other investments, net	(7)	(39,184)
Impairment of long-lived asset	—	34,664
Stock-based compensation	10,648	13,988
Deferred tax provision (benefit)	18,773	(32,823)
Changes in current assets and current liabilities, net	110,671	19,972
Changes in noncurrent assets and noncurrent liabilities, net	(10,170)	(11,866)
Other, net	26,408	22,800
Net cash flows from operating activities	662,434	391,344
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(920,672)	(745,822)
Sales and maturities of marketable investment securities	891,917	680,789
Purchases of property and equipment	(434,428)	(264,843)
Changes in restricted cash and marketable investment securities	(2,958)	14,094
Capital contribution to DISH Digital	(18,569)	—
Transfer of regulatory authorization to DISH Network	—	23,148
Purchase of strategic investments	(29)	(7,357)
Other, net	(15,391)	(9,245)
Net cash flows from investing activities	(500,130)	(309,236)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	20,678	59,375
Repayment of long-term debt and capital lease obligations	(52,763)	(56,413)
Net proceeds from issuance of Tracking Stock (Note 2)	7,526	—
Other	(9,752)	1,339
Net cash flows from financing activities	(34,311)	4,301
Effect of exchange rates on cash and cash equivalents	(1,721)	3,333
Net increase in cash and cash equivalents	126,272	89,742
Cash and cash equivalents, beginning of period	634,119	731,614
Cash and cash equivalents, end of period	$760,391	$821,356

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$106,268	$110,456
Capitalized interest	$14,670	$1,727
Cash paid for income taxes	$11,610	$9,747
Employee benefits paid in Class A common stock	$10,310	$4,761
Satellites and other assets financed under capital lease obligations	$2,947	$5,219
Capitalized in-orbit incentive obligations	$—	$18,000
Reduction of capital lease obligation for AMC-16	$—	$6,694
Increase (decrease) in capital expenditures included in accounts payable, net	$3,805	$(7,214)
Net assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$398,095	$—
Assets received from DISH Digital (Note 6)	$34,075	$—

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

In 2008, DISH Network completed its distribution to us of its digital set-top box business and certain infrastructure and other assets, including certain of their satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 2 below, DISH Network owns shares of our preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking

Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

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

The transferred net assets increased EchoStar stockholders’ equity and HSS shareholder’s equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock.  The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the nine months ended September 30, 2014 or 2013.

As of September 30, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 11 for the fair value of our long-term debt.  As of September 30, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $86.7 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and externally marketed capitalized software costs are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2014 and December 31, 2013, the net carrying amount of externally marketed software was $45.1 million and $31.4 million, respectively.  We capitalized $5.1 million and $5.2 million of costs related to development of externally marketed software for the three months ended September 30, 2014 and 2013, respectively, and capitalized $17.6 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014 and 2013, we recorded $1.9 million and $0.5 million, respectively, of amortization expense relating to our externally marketed software.  For the nine months ended September 30, 2014 and 2013, we recorded $3.6 million and $1.1 million, respectively, of amortization expense relating to our externally marketed software.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group, currently outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  For the three and nine months ended September 30, 2014, we allocated a net loss of $3.9 million and $7.5 million to the EchoStar Tracking Stock, respectively, reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group for the period from the issuance of the EchoStar Tracking Stock on March 1, 2014 to September 30, 2014.  Moreover, because the reported amount of “Net income (loss) attributable to EchoStar” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% interest in the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded (i) options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 0.8 million and 1.9 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.8 million and 4,000 shares for the nine months ended September 30, 2014 and 2013, respectively, and (ii) shares of our Class A common stock that are contingently issuable pursuant to our performance based stock incentive plan based upon meeting a company-specific performance measure by March 31, 2015, which was not probable of being achieved as of September 30, 2014, of 0.7 million and 0.7 million shares for the three and nine months ended September 30, 2014 and 2013, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income (loss) attributable to EchoStar	$60,168	$4,320	$103,027	$(1,981)
Net income (loss) attributable to EchoStar Tracking Stock	(3,887)	—	(7,474)	—
Net income (loss) attributable to EchoStar common stock	$64,055	$4,320	$110,501	$(1,981)

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	91,358	89,868	91,050	89,081
Dilutive impact of stock awards outstanding	1,613	1,398	1,673	—
Diluted	92,971	91,266	92,723	89,081

Earnings per share:
Class A and B common stock:
Basic	$0.70	$0.05	$1.21	$(0.02)
Diluted	$0.69	$0.05	$1.19	$(0.02)

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $43.2 million and $32.1 million as of September 30, 2014 and December 31, 2013, respectively.

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$899,727	$833,791
VRDNs	4,420	34,705
Strategic equity securities	35,600	33,613
Other	79,500	84,424
Total marketable investment securities—current	1,019,247	986,533
Restricted marketable investment securities (1)	9,466	7,965
Total	1,028,713	994,498

Restricted cash and cash equivalents (1)	9,629	8,172

Other investments—noncurrent:
Cost method	31,174	25,977
Equity method	136,344	143,794
Total other investments—noncurrent	167,518	169,771
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,205,860	$1,172,441

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

Restricted Cash and Marketable Investment Securities

As of September 30, 2014 and December 31, 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

Effective August 1, 2014, we and DISH Digital Holding, L.L.C. (“DISH Digital”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, we exchanged our one-third voting interest in DISH Digital which we accounted for using the equity method, for a 10.0% non-voting interest in DISH Digital, which we account for using the cost method.  As part of this transaction, we received a distribution of certain noncurrent assets associated with an internet protocol television technology business, including property and equipment, technology-related intangible assets and goodwill.  Because we and DISH Digital are entities under common control, we recorded the distributed assets at their carrying amounts in DISH Digital’s accounts, which totaled $34.1 million at the date of distribution, and we recorded our non-voting interest at $1.1 million, which represents 10.0% of the carrying amount of the remaining equity in DISH Digital.  These amounts exceeded the carrying amount of our existing equity method investment by $8.8 million, which was credited to additional paid-in capital because gain recognition generally is precluded by GAAP in exchanges between entities under common control.  In connection with our obligations associated with our interest prior to the Exchange Agreement, we contributed $18.6 million in cash to DISH Digital during the third quarter of 2014.  We have no obligation to contribute additional capital to DISH Digital.  See Note 16 for more information regarding the Exchange Agreement with DISH Digital.

On August 8, 2014, an option providing for an unrelated party to acquire a 51.0% equity interest in Dish Mexico was terminated.  Although we have owned 49.0% of the equity of Dish Mexico since its inception in 2008, we accounted for our investment as a 24.0% equity interest using the equity method based on assumed dilution that would occur upon the exercise of the option.  Upon termination of the option, we recorded a $10.3 million adjustment to increase “Equity in earnings (losses) of unconsolidated affiliates” to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income.  For periods subsequent to the date of the termination of the option, we account for our investment in Dish Mexico as a 49.0% equity interest using the equity method.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2014
Debt securities:
Corporate bonds	$900,093	$209	$(575)	$899,727
VRDNs	4,420	—	—	4,420
Other (including restricted)	88,962	12	(8)	88,966
Equity securities - strategic	27,247	9,554	(1,201)	35,600
Total marketable investment securities	$1,020,722	$9,775	$(1,784)	$1,028,713
As of December 31, 2013
Debt securities:
Corporate bonds	$833,888	$227	$(324)	$833,791
VRDNs	34,705	—	—	34,705
Other (including restricted)	92,876	14	(501)	92,389
Equity securities - strategic	15,272	18,341	—	33,613
Total marketable investment securities	$976,741	$18,582	$(825)	$994,498

As of September 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $724.1 million with contractual maturities of one year or less and $269.0 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that these changes in the estimated fair values of these securities are primarily related to temporary market conditions.

	As of
	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$582,163	$(1,784)	$571,592	$(825)
12 months or more	10,000	—	—	—
Total	$592,163	$(1,784)	$571,592	$(825)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2013, we recognized gains from the sales of our available-for-sale marketable investment securities of $1.8 million and $36.3 million, respectively.  We recognized minimal losses from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2014 and 2013.

Proceeds from sales of our available-for-sale marketable investment securities totaled $36.9 million and $42.3 million for the three and nine months ended September 30, 2014, respectively, and $47.4 million and $142.7 million for the three and nine months ended September 30, 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$658,093	$11,791	$646,302	$548,714	$49,338	$499,376
Debt securities:
Corporate bonds	$899,727	$—	$899,727	$833,791	$—	$833,791
VRDNs	4,420	—	4,420	34,705	—	34,705
Other (including restricted)	88,966	2,374	86,592	92,389	—	92,389
Equity securities - strategic	35,600	35,600	—	33,613	33,613	—
Total marketable investment securities	$1,028,713	$37,974	$990,739	$994,498	$33,613	$960,885

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$183,688	$164,900
Contracts in process, net	14,429	7,629
Total trade accounts receivable	198,117	172,529
Allowance for doubtful accounts	(14,649)	(13,237)
Trade accounts receivable - DISH Network	303,391	355,135
Total trade accounts receivable, net	$486,859	$514,427

As of September 30, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $1.5 million and $2.6 million, respectively.

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$52,035	$50,357
Raw materials	6,828	8,658
Work-in-process	9,719	7,069
Total inventory	$68,582	$66,084

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$42,862	$42,850
Buildings and improvements	3-40	380,810	377,208
Furniture, fixtures, equipment and other	1-12	1,213,694	1,157,325
Customer rental equipment	2-4	464,958	374,688
Satellites - owned	2-15	2,381,120	1,949,040
Satellites acquired under capital leases	10-15	935,104	935,104
Construction in progress	—	467,225	210,051
Total property and equipment		5,885,773	5,046,266
Accumulated depreciation		(2,804,862)	(2,499,889)
Property and equipment, net		$3,080,911	$2,546,377

As of September 30, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of September 30, 2014 was $27.8 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

		As of
		September 30,	December 31,
	Segment	2014	2013
		(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XIX	Other	$268,153	$122,070
TerreStar-2/EchoStar XXI	Other	74,931	16,433
EchoStar XXIII	Other	42,780	19,210
EUTELSAT 65 West A	Hughes	18,975	—
EchoStar 105/SES-11	ESS	11,692	—
Other	Other/ESS	4,440	4,950
Uplinking equipment	ETC/Hughes	27,211	20,793
Other	ETC/Hughes/ESS	19,043	26,595
Construction in progress		$467,225	$210,051

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Satellites	$55,643	$43,722	$158,782	$136,795
Furniture, fixtures, equipment and other	30,595	31,323	89,647	96,094
Customer rental equipment	29,892	24,611	86,800	71,691
Buildings and improvements	3,401	3,343	10,344	10,024
Total depreciation expense	$119,531	$102,999	$345,573	$314,604

Satellites

As of September 30, 2014, we utilized 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III (4)	ESS	October 1997	61.5 W	12
EchoStar VI (4)	ESS	July 2000	96.2 W	12
EchoStar VII (2)(3)	ESS	February 2002	119 W	3
EchoStar VIII (2)	ESS	August 2002	77 W	12
EchoStar XII (2)(5)	ESS	July 2003	61.5 W	2
EchoStar IX (2)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5 W	15
EUTELSAT 10A (“W2A”) (6)	Other	April 2009	10 E	—

Leased from Third Parties (7):
AMC-15	ESS	October 2004	105 W	10
AMC-16	ESS	December 2004	85 W	10
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10

(1)         Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition (as defined below).

(2)         See Note 16 for further discussion of our transactions with DISH Network.

(3)         Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

(4)         Fully depreciated assets.

(5)         Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

(6)         The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch.  As a result, the S-band payload is not fully operational.

(7)         These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

Recent Developments

CMBStar and EchoStar XXIII.  In 2008, we suspended construction of the CMBStar satellite.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SSL”) for the construction of the EchoStar XXIII satellite, as a high powered Broadcast Satellite Service (“BSS”) satellite which will use some of the components from the CMBStar satellite.  This agreement with SSL superseded and replaced the CMBStar construction contract.  EchoStar XXIII is expected to launch in 2016.

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

EchoStar XIX.   In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against SSL, the manufacturer of EchoStar XVII and EchoStar XIX.  Those cases, to which we were not a party, have settled with no material impact on the design, construction or planned operations of EchoStar XIX.

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

EchoStar 105/SES-11.  In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.  We expect to account for the satellite service we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

AMC-15.  In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into an agreement with SES to extend our existing agreement for satellite services on certain transponders on AMC-15 through the in-service date of EchoStar 105/SES-11.  Such extension will be accounted for as an operating lease with a term commencing upon expiration of the existing capital lease in December 2014.

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

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  In the third quarter of 2014, AMC-16 experienced further power degradation, however this anomaly did not affect the commercial operation of the satellite.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss.  See Satellite Impairments below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter of 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated prior to the date of the Satellite and Tracking Stock Transaction.

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

We are not aware of any additional anomalies that have occurred on these five satellites since March 1, 2014.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

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

As of September 30, 2014, approximately $504.2 million of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of the goodwill assigned to the Hughes segment in the second quarter of 2014, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Effective August 1, 2014, we and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to us, including an internet protocol television technology business with associated goodwill of $6.5 million.  See Notes 6 and 16 for more information regarding the Exchange Agreement with DISH Digital.

Regulatory Authorizations

Regulatory authorizations with finite and indefinite useful lives are as follows:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Finite useful lives:
Cost	$107,484	$113,764
Accumulated amortization	(5,804)	(1,521)
Net	101,680	112,243
Indefinite lives	471,657	471,657
Total regulatory authorizations, net	$573,337	$583,900

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(177,206)	$116,726	$293,932	$(152,647)	$141,285
Contract-based	10	255,366	(227,342)	28,024	255,366	(204,835)	50,531
Technology-based	7	140,837	(97,080)	43,757	126,272	(83,580)	42,692
Trademark portfolio	20	29,700	(4,950)	24,750	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,922)	785	4,707	(3,040)	1,667
Total other intangible assets		$724,542	$(510,500)	$214,042	$709,977	$(447,938)	$262,039

The cost of technology-based intangible assets as of September 30, 2014 includes $14.6 million of intangible assets distributed by DISH Digital to us on August 1, 2014 pursuant to the Exchange Agreement discussed in Notes 6 and 16.

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of regulatory authorizations with finite lives, was $22.8 million and $21.7 million for the three months ended September 30, 2014 and 2013, respectively, and $70.6 million and $65.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 11.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,177,000	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	900,000	983,250	900,000	1,001,250
Other	1,327	1,327	1,588	1,588
Subtotal	2,001,327	$2,161,577	2,001,588	$2,196,338
Capital lease obligations (1)	375,942		420,800
Total debt and capital lease obligations	2,377,269		2,422,388
Less: Current portion	(44,539)		(69,791)
Long-term portion of debt and capital lease obligations	$2,332,730		$2,352,597

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

Income tax expense was approximately $28.2 million for the nine months ended September 30, 2014 compared to an income tax benefit of $27.2 million for the nine months ended September 30, 2013.  Our effective income tax rate was 22.0% for the nine months ended September 30, 2014 on the income tax expense compared to 94.9% for the same period in 2013 on the income tax benefit.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to changes in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, research and experimentation tax credits, and a lower state effective tax rate.  For the same period in 2013, we recorded an income tax benefit and the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, current year research and experimentation tax credits, and reinstatement of the tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted 100,000 and 315,000 stock options to our employees for the three and nine months ended September 30, 2014, respectively.  We granted 450,000 and 1.2 million stock options to our employees for the three and nine months ended September 30, 2013, respectively.

Our stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Research and development expenses	$585	$798	$1,760	$2,647
Selling, general and administrative expenses	2,885	3,138	8,888	11,341
Total stock-based compensation	$3,470	$3,936	$10,648	$13,988

As of September 30, 2014, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our non-performance based unvested stock awards was $27.2 million.

Note 14.              Commitments and Contingencies

Commitments

As of September 30, 2014, our satellite-related obligations were approximately $1.35 billion.  Our satellite-related obligations primarily include, payments pursuant to agreements for the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

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

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  The Court has not yet ruled on that request.  Additionally, on November 4, 2014, the court ruled that the patent claims at issue in the suit are directed to patentable subject matter.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback” (the “799 patent”); 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “784 patent”); 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content” (the “318 patent”); 7,577,970, entitled “Multimedia Content Navigation and Playback” (the “970 patent”); and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums” (the “282 patent”).  ClearPlay alleges that the AutoHop™ feature in the HopperTM set-top box infringes the asserted patents.

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

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion.  The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Sling placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  The Fox claims are set for trial on February 24, 2015.

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

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action are set to be trial-ready on May 29, 2015.

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

The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, DISH Network and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and DISH Network, and it rejected some but not all claims against the other defendants.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On May 22, 2014, NAT filed a stipulation dismissing the litigation without prejudice and the matter is now concluded.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending.  A trial date is set for January 12, 2015.  PMC has informed us that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  PMC’s damages expert contends that we and DISH Network are liable for damages ranging from approximately $500 million to $650 million as of March 31, 2012, which excludes pre-judgment interest and may be trebled under Federal law.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2014
External revenue	$422,948	$338,617	$126,944	$7,331	$895,840
Intersegment revenue	$142	$451	$660	$(1,253)	$—
Total revenue	$423,090	$339,068	$127,604	$6,078	$895,840
EBITDA	$37,416	$94,955	$111,563	$4,054	$247,988
Capital expenditures (1)	$10,485	$56,724	$11,772	$85,730	$164,711

For the Three Months Ended September 30, 2013
External revenue	$456,028	$301,696	$85,138	$6,046	$848,908
Intersegment revenue	$101	$521	$807	$(1,429)	$—
Total revenue	$456,129	$302,217	$85,945	$4,617	$848,908
EBITDA	$42,975	$65,620	$68,808	$(9,299)	$168,104
Capital expenditures (1)	$16,246	$49,443	$71	$40,811	$106,571

For the Nine Months Ended September 30, 2014
External revenue	$1,244,394	$982,783	$354,558	$19,956	$2,601,691
Intersegment revenue	$380	$1,314	$2,406	$(4,100)	$—
Total revenue	$1,244,774	$984,097	$356,964	$15,856	$2,601,691
EBITDA	$118,648	$267,210	$308,573	$(21,657)	$672,774
Capital expenditures (1)	$37,923	$154,201	$11,801	$230,503	$434,428

For the Nine Months Ended September 30, 2013
External revenue	$1,308,360	$904,625	$242,562	$18,818	$2,474,365
Intersegment revenue	$310	$1,939	$2,457	$(4,706)	$—
Total revenue	$1,308,670	$906,564	$245,019	$14,112	$2,474,365
EBITDA	$104,947	$202,995	$167,281	$13,708	$488,931
Capital expenditures (1)	$43,898	$139,276	$12,403	$69,266	$264,843

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

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
EBITDA	$247,988	$168,104	$672,774	$488,931
Interest income and expense, net	(39,418)	(44,731)	(125,404)	(138,544)
Depreciation and amortization	(142,294)	(124,742)	(416,167)	(379,585)
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,106)	—	(4,049)	—
Net income attributable to noncontrolling interests	375	317	1,103	533
Income (loss) before income taxes	$64,545	$(1,052)	$128,257	$(28,665)

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

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite service agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements.  The term of each service arrangement is set forth below:

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on EchoStar IX on a month-to-month basis.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we continue to provide TT&C services for the D-1 and EchoStar XV satellites; however for the period that we receive satellite services on EchoStar XV from DISH Network, we have waived the fees for the TT&C services on EchoStar XV.

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

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.  In November 2014, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2015.

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

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster, Inc. (“Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HSS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement has an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is until December 31, 2015.  Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon at least 180 days’ notice prior to the end of the term.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

DISH Digital Holding L.L.C.  Effective July 1, 2012, we and DISH Network formed DISH Digital, which was owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, we, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, DISH Digital has: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.  Effective August 1, 2014, we and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to us and we reduced our interest in DISH Digital to a ten percent non-voting interest.  DISH Network now has a ninety percent equity interest and a 100% voting interest in DISH Digital.  In addition, we, DISH Network and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, DISH Network and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement.  As of September 30, 2014, we accounted for our investment in DISH Digital using the cost method.

“Cost of sales — equipment — DISH Network”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and DISH Network extended this agreement until December 31, 2015.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire it.

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

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated on June 30, 2014.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Effective March 1, 2014, this satellite services agreement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

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

Professional Services Agreement.  In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

El Paso Lease Agreement.  The lease for certain space at 1285 Joe Battle Blvd., El Paso, Texas is for a period ending on August 1, 2015, and provides us with renewal options for four consecutive three year terms.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Purchases from NagraStar	$5,932	$4,626	$15,498	$12,781

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Due to NagraStar	$4,484	$1,211
Commitments to purchase from NagraStar	$9,732	$5,874

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  As discussed in Note 6, on August 8, 2014, an option providing for an unrelated party to acquire a 51.0% equity interest in Dish Mexico was terminated.  Although we have owned 49.0% of the equity of Dish Mexico since its inception in 2008, we accounted for our investment as a 24.0% equity interest using the equity method based on assumed dilution that would occur upon the exercise of the option.  For periods subsequent to the date of the termination of the option, we account for our investment in Dish Mexico as a 49.0% equity interest using the equity method.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Digital set-top boxes and related accessories	$14,741	$6,751	$40,146	$32,602
Satellite services	$5,837	$5,834	$17,510	$16,801
Uplink services	$1,530	$1,732	$4,745	$4,887
Other services	$—	$—	$—	$18

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Due from Dish Mexico	$10,330	$3,506

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $0.7 million and $1.1 million, respectively.

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

Highlights from our financial results are as follows:

2014 Third Quarter Consolidated Results of Operations

•                  Revenue of $895.8 million

•                  Operating income of $92.3 million

•                  Net income of $58.4 million

•                  Net income attributable to EchoStar of $60.2 million and earnings per share of common stock of $0.70

•                  EBITDA of $248.0 million (see non-GAAP reconciliation on page 31)

Consolidated Financial Condition as of September 30, 2014

•                  Total assets of $7.31 billion

•                  Total liabilities of $3.71 billion

•                  Total stockholders’ equity of $3.60 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.78 billion

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

As of September 30, 2014 and December 31, 2013, our Hughes segment had approximately 960,000 and 860,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the third quarter of 2014 compared to the same period in 2013 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the third quarter of 2014 decreased as compared to the same period in

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2013, however, total disconnects increased due to the increased number of subscribers.  As a result, for the quarter ended September 30, 2014, net subscriber additions of 25,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of September 30, 2014 and December 31, 2013, our Hughes segment had approximately $1.33 billion and $1.15 billion, respectively of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.  We expect to account for the satellite service we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

As of September 30, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.81 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, pursuant to the Satellite and Tracking Stock Transaction.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for Broadband Satellite Service (“BSS”), Ka-band spectrum and S-band spectrum. With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service and remain focused on delivering a pay-TV service to Brazil via a high-powered BSS satellite. We are exploring options for the Ka-band and S-band spectrums.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union (“EU”) and individual EU Member States to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum.  We are in the planning process for commercial services, utilizing our existing EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite, in the first half of 2016.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$299,050	$360,744	$(61,694)	(17.1)
Equipment revenue - other	101,927	77,084	24,843	32.2
Services and other revenue - DISH Network	215,935	163,067	52,868	32.4
Services and other revenue - other	278,928	248,013	30,915	12.5
Total revenue	895,840	848,908	46,932	5.5
Costs and Expenses:
Cost of sales - equipment	340,159	378,665	(38,506)	(10.2)
% of Total equipment revenue	84.8%	86.5%
Cost of sales - services and other	212,298	203,268	9,030	4.4
% of Total services and other revenue	42.9%	49.4%
Selling, general and administrative expenses	93,127	84,299	8,828	10.5
% of Total revenue	10.4%	9.9%
Research and development expenses	15,685	17,030	(1,345)	(7.9)
% of Total revenue	1.8%	2.0%
Depreciation and amortization	142,294	124,742	17,552	14.1
Total costs and expenses	803,563	808,004	(4,441)	(0.5)
Operating income	92,277	40,904	51,373		*

Other Income (Expense):
Interest income	2,270	2,982	(712)	(23.9)
Interest expense, net of amounts capitalized	(41,688)	(47,713)	6,025	(12.6)
Realized gains (losses) on marketable investment securities and other investments, net	(27)	1,754	(1,781)		*
Other, net	11,713	1,021	10,692		*
Total other expense, net	(27,732)	(41,956)	14,224	(33.9)
Income (loss) before income taxes	64,545	(1,052)	65,597		*
Income tax benefit (provision), net	(6,108)	5,689	(11,797)		*
Net income	58,437	4,637	53,800		*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,106)	—	(2,106)		*
Less: Net income attributable to other noncontrolling interests	375	317	58	18.3
Net income attributable to EchoStar	$60,168	$4,320	$55,848		*

Other Data:
EBITDA	$247,988	$168,104	$79,884	47.5
Subscribers, end of period	960,000	807,000	153,000	19.0

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 64 through 65.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $299.1 million for the three months ended September 30, 2014, a decrease of $61.7 million, or 17.1%, compared to the same period in 2013.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2014 decreased by $48.5 million, or 14.2%, to $292.7 million compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the three months ended September 30, 2014 was primarily due to a 10.7% decrease in the weighted average price of set-top boxes, an 8.1% decrease in the unit sales of set-top boxes, and a 9.3% decrease in unit sales of related accessories, partially offset by a 0.6% increase in the weighted average price of related accessories.

Equipment revenue — DISH Network from our Hughes segment for the three months ended September 30, 2014 decreased by $13.2 million, or 67.6%, to $6.4 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of new wholesale equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $101.9 million for the three months ended September 30, 2014,  an increase of $24.8 million or 32.2%, compared to the same period in 2013.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended September 30, 2014 increased by $12.3 million, or 37.2%, to $45.3 million compared to the same period in 2013.  The increase was attributable to a 305.0% increase in unit sales of set-top boxes and a 99.5% increase in unit sales of accessories primarily related to sales to Dish Mexico.  These increases were partially offset by a 64.6% decrease in the weighted average price of set-top boxes and a 37.5% decrease in the weighted average price of accessories for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the increase in sales of remanufactured set-top boxes and associated accessories by DISH Mexico.

Equipment revenue — other from our Hughes segment for the three months ended September 30, 2014 increased by $12.5 million, or 28.5%, to $56.6 million compared to the same period in 2013.  The increase was mainly due to a $9.9 million increase in sales of telecom system equipment and an increase in sales of broadband equipment of $2.8 million to our international customers.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $215.9 million for the three months ended September 30, 2014, an increase of $52.9 million or 32.4%, compared to the same period in 2013.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2014 increased by $1.4 million, or 1.9%, to $79.2 million compared to the same period in 2013.  The increase was primarily due to an increase of $1.8 million in revenue earned for engineering services and an increase of $0.4 million related to the development of web-based applications for set-top boxes sold to DISH Network.  The increases were partially offset by a decrease of $0.7 million in revenue earned from the sales of satellite uplink/downlink services sold to DISH Network.

Services and other revenue — DISH Network from our Hughes segment for the three months ended September 30, 2014 increased by $8.4 million, or 65.8%, to $21.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended September 30, 2014 increased by $41.7 million, or 62.8%, to $108.1 million compared to the same period in 2013.  The increase was mainly due to an increase of $44.4 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.  The increase was partially offset by a decrease of $1.1 million in services provided to DISH Network on the EchoStar XII satellite.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $278.9 million for the three months ended September 30, 2014, an increase of $30.9 million, or 12.5%, compared to the same period in 2013.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended September 30, 2014 increased by $1.7 million, or 40.3%, to $5.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $2.4 million in revenue earned from system integration solutions, partially offset by a $0.4 million decrease in revenue for non-recurring engineering projects.

Services and other revenue — other from our Hughes segment for the three months ended September 30, 2014 increased by $29.1 million, or 12.9%, to $254.9 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $340.2 million for the three months ended September 30, 2014, a decrease of $38.5 million, or 10.2%, compared to the same period in 2013.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended September 30, 2014 decreased by $34.6 million, or 10.8%, to $285.5 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $44.0 million directly related to a decrease in sales of set-top boxes and related accessories sold to DISH Network.  The decrease was partially offset by an increase of $8.4 million in cost of sales related to the increase in sales of set-top boxes and related accessories to Dish Mexico and our other international customers and an increase of $1.9 million in costs of sales related to the sales of peripheral equipment.

Cost of sales — equipment from our Hughes segment for the three months ended September 30, 2014 decreased by $3.9 million, or 6.6%, to $54.7 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease of $9.3 million in the cost of sales of broadband equipment sold to dishNET due to the decrease in sales of new equipment and increased sales of reconditioned equipment as compared to the same period in 2013.  This decrease was partially offset by a $5.8 million increase in cost of sales of telecom system equipment.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $212.3 million for the three months ended September 30, 2014, an increase of $9.0 million, or 4.4%, compared to the same period in 2013.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended September 30, 2014 increased by $3.3 million, or 5.9%, to $60.1 million compared to the same period in 2013.  The increase was primarily the result of a $2.5 million increase in support costs related to uplink services and a $1.3 million increase in cost of services related to nonrecurring engineering projects provided in the third quarter of 2014 compared to the same period in 2013.

Cost of sales — services and other from our Hughes segment for the three months ended September 30, 2014 increased by $6.4 million, or 5.5%, to $121.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase in cost of sales as a result of an increase in sales of broadband services to our consumer and international customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $93.1 million for the three months ended September 30, 2014, an increase of $8.8 million or 10.5%, compared to the same period in 2013.  The increase was mainly due to a $5.2 million increase in marketing and promotional expenses primarily in our Hughes segment and a $3.5 million increase in personnel and other employee-related expenses and professional fees.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development.  “Research and development” expenses totaled $15.7 million for the three months ended September 30, 2014, a decrease of $1.3 million or 7.9%, compared to the same period in 2013.  The decrease was primarily related to a decrease in research and development expense of $0.7 million and $0.6 million related to our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $142.3 million for the three months ended September 30, 2014, an increase of $17.6 million or 14.1%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $11.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase in depreciation of $5.3 million associated with customer rental equipment from our Hughes segment, an increase in amortization of $1.6 million from the regulatory authorizations with finite useful lives and an increase in amortization of $1.5 million associated with capitalized software from our Hughes segment.  The increase was partially offset by a decrease in amortization of $2.5 million associated with certain intangible assets from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $41.7 million for the three months ended September 30, 2014, a decrease of $6.0 million or 12.6%, compared to the same period in 2013.  The decrease was due to higher capitalized interest associated with the construction of our EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII, and EUTELSAT 65 West A satellites.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $27.0 thousand for the three months ended September 30, 2014, a decrease of $1.8 million compared to the same period in 2013.  The decrease was primarily related to a gain of $1.6 million recognized from the sale of a strategic investment in a public company in 2013.

Other, net.  “Other, net” totaled $11.7 million in expenses for the three months ended September 30, 2014, an increase of $10.7 million, compared to the same period in 2013.  The increase was primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income.  See Note 6 for more information regarding our investment in Dish Mexico.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $248.0 million for the three months ended September 30, 2014, an increase of $79.9 million, or 47.5%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $68.9 million and an increase of $12.5 million related to our equity in earnings from unconsolidated affiliates for the three months ended September 30, 2014.  The increase in the third quarter of 2014 was partially offset by a gain of $1.6 million recognized from the sale of a strategic investment in a public company in 2013.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$247,988	$168,104	$79,884	47.5
Interest income and expense, net	(39,418)	(44,731)	5,313	(11.9)
Depreciation and amortization	(142,294)	(124,742)	(17,552)	14.1
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,106)	—	(2,106)		*
Net income attributable to other noncontrolling interests	375	317	58	18.3
Income (loss) before income taxes	$64,545	$(1,052)	$65,597		*

*Percentage is not meaningful.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net.  Income tax expense was $6.1 million for the three months ended September 30, 2014, compared to an income tax benefit of $5.7 million for the same period in 2013.  Our effective income tax rate was 9.5% for the three months ended September 30, 2014 compared to 540.8% for the same period in 2013.  The variation in our current period effective tax rate from a U.S. federal statutory rate for the current period was primarily due to changes of our valuation allowance associated with realized and unrealized losses that are capital in nature, research and experimentation tax credits, and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature and current year research and experimentation tax credits, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to EchoStar.  Net income attributable to EchoStar was $60.2 million for the three months ended September 30, 2014, an increase of $55.8 million, compared to the same period in 2013.  The increase was primarily attributable to higher operating income, including depreciation and amortization, of $51.4 million, a decrease in capitalization of interest expense of $6.0 million associated with the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII, and EUTELSAT 65 West A satellites and an increase of $12.5 million in equity in earnings of unconsolidated affiliates, net.  The increase in “Net income attributable to EchoStar” was partially offset by an increase of $11.8 million in income tax provision and gains of $1.6 million recognized from the sale of a strategic investment in a public company in the same period in 2013.

Segment Operating Results and Capital Expenditures

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
For the Three Months Ended September 30, 2014	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
Total revenue	$423,090	$339,068	$127,604	$6,078	$895,840
Capital expenditures	$10,485	$56,724	$11,772	$85,730	$164,711
EBITDA	$37,416	$94,955	$111,563	$4,054	$247,988

For the Three Months Ended September 30, 2013
Total revenue	$456,129	$302,217	$85,945	$4,617	$848,908
Capital expenditures	$16,246	$49,443	$71	$40,811	$106,571
EBITDA	$42,975	$65,620	$68,808	$(9,299)	$168,104

EchoStar Technologies Segment

	For the Three Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$423,090	$456,129	$(33,039)	(7.2)
Capital expenditures	$10,485	$16,246	$(5,761)	(35.5)
EBITDA	$37,416	$42,975	$(5,559)	(12.9)

Revenue

EchoStar Technologies segment total revenue for the three months ended September 30, 2014 decreased by $33.0 million, or 7.2%, compared to the same period in 2013, primarily resulting from a decrease of $47.0 million in both service and equipment revenue from DISH Network, partially offset by an increase of $14.0 million in other equipment and service revenue.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended September 30, 2014 decreased by $5.8 million, or 35.5%, compared to the same period in 2013, primarily due to decreased expenditures related to our digital broadcast centers of $6.1 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended September 30, 2014 was $37.4 million, a decrease of $5.6 million, or 12.9%, compared to the same period in 2013.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $2.6 million in foreign exchange gains, an increase of $2.0 million in selling, general and administrative expenses, and a decrease of $1.7 million in gross margin.

Hughes Segment

	For the Three Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$339,068	$302,217	$36,851	12.2
Capital expenditures	$56,724	$49,443	$7,281	14.7
EBITDA	$94,955	$65,620	$29,335	44.7

Revenue

Hughes segment total revenue for the three months ended September 30, 2014 increased by $36.9 million, or 12.2%, compared to the same period in 2013, primarily due to an increase in equipment and service revenue of $41.7 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, an increase in sales of telecom system equipment, and an increase of $8.4 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNET.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $13.2 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended September 30, 2014 increased by $7.3 million, or 14.7%, compared to the same period in 2013, primarily the result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the three months ended September 30, 2014 was $95.0 million, an increase of $29.3 million, or 44.7%, compared to the same period in 2013.  The increase was primarily the result of an increase in gross margin of $34.3 million partially offset by a $6.2 million increase in selling, general and administrative expenses.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Three Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$127,604	$85,945	$41,659	48.5
Capital expenditures	$11,772	$71	$11,701		*
EBITDA	$111,563	$68,808	$42,755	62.1

Revenue

EchoStar Satellite Services segment total revenue for the three months ended September 30, 2014 increased by $41.7 million, or 48.5%, compared to the same period in 2013, due to a $44.4 million increase in service revenue, primarily related to satellite services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.  The increase was partially offset by a decrease of $1.1 million in services provided to DISH Network on the EchoStar XII satellite.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended September 30, 2014 increased by $11.7 million, compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended September 30, 2014 was $111.6 million, an increase of $42.8 million, or 62.1%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $42.4 million in gross margin.

All Other and Eliminations

All Other and Eliminations accounts for certain items and activities in our condensed consolidated financial statements that have not been assigned to our operating segments.  These include real estate and other activities, costs incurred in satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury activities, including income from our investment portfolio and interest expense on our debt.

Capital Expenditures

For the three months ended September 30, 2014, All Other and Eliminations capital expenditures increased by $44.9 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XXIII satellite of $26.2 million, the EchoStar XIX satellite of $13.1 million, and the TerreStar-2/EchoStar XXI satellite of $7.9 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2/EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union.

EBITDA

All Other and Eliminations EBITDA for the three months ended September 30, 2014 was a gain of $4.1 million, compared to a loss of $9.3 million for the same period in 2013.  The $13.4 million increase in EBITDA was primarily due to an increase of $12.5 million in equity in earnings of unconsolidated affiliates, net

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$907,466	$1,003,612	$(96,146)	(9.6)
Equipment revenue - other	265,890	270,049	(4,159)	(1.5)
Services and other revenue - DISH Network	609,552	457,055	152,497	33.4
Services and other revenue - other	818,783	743,649	75,134	10.1
Total revenue	2,601,691	2,474,365	127,326	5.1
Costs and Expenses:
Cost of sales - equipment	998,205	1,097,557	(99,352)	(9.1)
% of Total equipment revenue	85.1%	86.2%
Cost of sales - services and other	626,660	571,892	54,768	9.6
% of Total services and other revenue	43.9%	47.6%
Selling, general and administrative expenses	271,251	268,861	2,390	0.9
% of Total revenue	10.4%	10.9%
Research and development expenses	44,841	50,878	(6,037)	(11.9)
% of Total revenue	1.7%	2.1%
Depreciation and amortization	416,167	379,585	36,582	9.6
Impairment of long-lived asset	—	34,664	(34,664)	(100.0)
Total costs and expenses	2,357,124	2,403,437	(46,313)	(1.9)
Operating income	244,567	70,928	173,639		*

Other Income (Expense):
Interest income	7,015	6,941	74	1.1
Interest expense, net of amounts capitalized	(132,419)	(145,485)	13,066	(9.0)
Realized gains on marketable investment securities and other investments, net	7	39,184	(39,177)	(100.0)
Other, net	9,087	(233)	9,320		*
Total other expense, net	(116,310)	(99,593)	(16,717)	16.8
Income (loss) before income taxes	128,257	(28,665)	156,922		*
Income tax benefit (provision), net	(28,176)	27,217	(55,393)		*
Net income (loss)	100,081	(1,448)	101,529		*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(4,049)	—	(4,049)		*
Less: Net income attributable to other noncontrolling interests	1,103	533	570		*
Net income (loss) attributable to EchoStar	$103,027	$(1,981)	$105,008		*

Other Data:
EBITDA	$672,774	$488,931	$183,843	37.6
Subscribers, end of period	960,000	807,000	153,000	19.0

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 64 through 65.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $907.5 million for the nine months ended September 30, 2014, a decrease of $96.1 million, or 9.6%, compared to the same period in 2013.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2014 decreased by $63.6 million, or 6.7%, to $883.2 million compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through periodic negotiations that could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the nine months ended September 30, 2014 was primarily due to a 12.0% decrease in the weighted average price of set-top boxes offset by a 5.6% increase in the unit sales of set-top boxes and a 0.1% decrease in unit sales of related accessories partially offset by a 8.3% increase in the weighted average price of related accessories.

Equipment revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2014 decreased $32.6 million, or 57.3%, to $24.2 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $265.9 million for the nine months ended September 30, 2014, a decrease of $4.2 million or 1.5%, compared to the same period in 2013.

Equipment revenue — other from our EchoStar Technologies segment for the nine months ended September 30, 2014 decreased $8.4 million, or 6.8%, to $113.8 million compared to the same period in 2013.  The decrease was attributable to a 52.7% decrease in the weighted average price of set-top boxes and a 39.4% decrease in the weighted average price of related accessories sold to our international customers.  The decrease was partially offset by an increase of 69.4% in unit sales of set-top boxes and an increase of 123.2% in related accessories sold to our international customers during the nine months ended September 30, 2014 compared to the same period in 2013.  The mix of product purchased by our international customers has not substantially changed, however, due to the high volume of remanufactured products purchased and certain renewed customer contracts at lower contract prices with volume commitments, we have seen the average price per unit decrease.

Equipment revenue — other from our Hughes segment for the nine months ended September 30, 2014 increased by $4.2 million, or 2.8%, to $152.0 million compared to the same period in 2013.  The increase was mainly due to a $16.5 million increase in sales of telecom system equipment, partially offset by a decrease in sales of broadband equipment of $12.3 million primarily due to lower sales to wholesale and international customers.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $609.6 million for the nine months ended September 30, 2014, an increase of $152.5 million or 33.4%, compared to the same period in 2013.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2014 increased by $3.7 million, or 1.6%, to $232.1 million compared to the same period in 2013.  The increase was primarily due to an increase of $8.0 million related to the development of web-based applications for set-top boxes sold to DISH Network.  This increase was partially offset by a $4.3 million decrease in revenue earned from the sales of satellite uplink/downlink services.

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2014 increased by $29.5 million to $58.9 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2014 increased by $118.1 million, or 65.4%, to $298.6 million compared to the same period in 2013.  The increase was mainly due to an increase of $103.5 million in revenue recognized from certain satellite services provided to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $15.7 million from the renewal of our satellite agreement related to services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed in the second quarter of 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $818.8 million for the nine months ended September 30, 2014, an increase of $75.1 million or 10.1%, compared to the same period in 2013.

Services and other revenue — other from our EchoStar Technologies segment for the nine months ended September 30, 2014 increased by $4.3 million, or 37.8%, to $15.6 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $4.7 million for system integration solutions.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2014 increased by $76.4 million, or 11.4%, to $749.0 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue— other from our EchoStar Satellite Services segment for the nine months ended September 30, 2014, decreased by $6.2 million, or 9.5%, to $58.3 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $5.7 million in sales of uplink services in 2014 compared to the same period in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $998.2 million for the nine months ended September 30, 2014, a decrease of $99.4 million, or 9.1%, compared to the same period in 2013.

Cost of sales — equipment from our EchoStar Technologies segment for the nine months ended September 30, 2014 decreased by $72.1 million, or 7.9%, to $843.3 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $62.8 million related to the decrease in revenue from set-top boxes and related accessories sold to DISH Network and a decrease of $7.2 million in cost of sales related to the decrease in sales of set-top boxes and related accessories to our international customers.

Cost of sales — equipment from our Hughes segment for the nine months ended September 30, 2014 decreased by $27.3 million, or 15.0%, to $154.9 million compared to the same period in 2013.  The decrease was primarily attributable to a decrease of $28.3 million in the cost of sales of broadband equipment sold to dishNET due to a decrease in the sales of new equipment and an increase in the sales of reconditioned equipment as compared to the same period in 2013 and a decrease of $9.5 million in the cost of sales of broadband equipment to our consumer and international customers.  These decreases were partially offset by a $10.8 million increase in the cost of sales of telecom system equipment.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $626.7 million for the nine months ended September 30, 2014, an increase of $54.8 million, or 9.6%, compared to the same period in 2013.

Cost of sales — services and other from our EchoStar Technologies segment for the nine months ended September 30, 2014 increased by $8.7 million, or 5.3%, to $173.5 million compared to the same period in 2013.  The increase was primarily due to an increase in support costs of $6.2 million related to engineering and uplink services provided in 2014 compared to the same period in 2013 and an increase in system integration solutions costs of $2.3 million.

Cost of sales — services and other from our Hughes segment for the nine months ended September 30, 2014 increased by $26.8 million, or 8.0%, to $361.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Cost of sales — services and other related to our other operations and business development activities for the nine months ended September 30, 2014 increased by $19.8 million, or 66.3%, to $49.6 million compared to the same period in 2013.  The increase was primarily due to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $271.3 million for the nine months ended September 30, 2014, an increase of $2.4 million, or 0.9%, compared to the same period in 2013.  The increase was mainly due to a $11.3 million increase in marketing expenses primarily in our Hughes segment offset partially by a $8.9 million decrease in personnel and other employee-related expenses.

Research and development.  “Research and development” expenses totaled $44.8 million for the nine months ended September 30, 2014, a decrease of $6.0 million or 11.9%, compared to the same period in 2013.  The decrease was primarily due to reductions of research and development related activities in our EchoStar Technologies and Hughes segments of $3.9 million and $2.1 million, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.  Research and development expenses within our EchoStar Technologies segment decreased primarily due to an increased amount of customer funded projects, which is included in cost of sales. Additionally, the decrease in research and development expenses in our Hughes segment was primarily due to a $5.3 million increase in capitalized software projects for products and features to be marketed or sold to customers, that otherwise would have been included in research and development costs.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $416.2 million for the nine months ended September 30, 2014, an increase of $36.6 million or 9.6%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $27.8 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase in depreciation of $15.1 million associated with customer rental equipment from our Hughes segment, and an increase of $4.6 million in amortization expense for the regulatory authorizations with finite useful lives.  The increase in depreciation and amortization was partially offset by a decrease in depreciation of $6.2 million relating to the retirement of certain machinery and equipment as well as a decrease in depreciation of $5.7 million due to the impairment of the EchoStar XII satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled zero for the nine months ended September 30, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 9 in the notes to our condensed consolidated financial statements for further discussion of the impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $132.4 million for the nine months ended September 30, 2014, a decrease of $13.1 million, or 9.0%, compared to the same period in 2013.  The decrease was due to higher capitalized interest of $12.9 million associated with the construction of our EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII, and EUTELSAT 65 West A satellites in the nine months ended September 30, 2014 compared to the same period in 2013.

Realized gains on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” totaled $7.0 thousand for the nine months ended September 30, 2014, a decrease of $39.2 million, compared to the same period in 2013.  The decrease was primarily related to a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 and a gain of $2.6 million that resulted from the conversion of one of our investments into a marketable investment security in 2013.

Other, net.  “Other, net” totaled $9.1 million for the nine months ended September 30, 2014, an increase of $9.3 million, compared to the same period in 2013.  The increase was primarily related to a decrease of $15.8 million in equity from losses of unconsolidated affiliates, net, primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings (losses) of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income.  See Note 6 for more information regarding our investment in Dish Mexico.  This increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $672.8 million for the nine months ended September 30, 2014, an increase of $183.8 million or 37.6%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $210.2 million and a decrease of $15.8 million in equity from losses of unconsolidated affiliates, net for the nine months ended September 30, 2014.  The increase in EBITDA in 2014 was partially offset by a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 and a non-recurring gain of $6.7 million recognized in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$672,774	$488,931	$183,843	37.6
Interest income and expense, net	(125,404)	(138,544)	13,140	(9.5)
Depreciation and amortization	(416,167)	(379,585)	(36,582)	9.6
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(4,049)	—	(4,049)		*
Net income attributable to other noncontrolling interests	1,103	533	570		*
Income (loss) before income taxes	$128,257	$(28,665)	$156,922		*

*Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense was $28.2 million for the nine months ended September 30, 2014, compared to an income tax benefit of $27.2 million for the same period in 2013.  Our effective income tax rate was 22.0% for the nine months ended September 30, 2014 compared to 94.9% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to changes of our valuation allowance associated with realized and unrealized losses that are capital in nature, research and experimentation tax credits, and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature, current year research and experimentation tax credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to EchoStar.  Net income attributable to EchoStar was $103.0 million for the nine months ended September 30, 2014, an increase of $105.0 million, compared to the same period in 2013.  The increase was primarily attributable to higher operating income, including depreciation and amortization, of $173.6 million, an increase in capitalization of interest expense of $12.9 million associated with the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI and EUTELSAT 65 West A satellites and a decrease of $15.8 million in equity in losses of unconsolidated affiliates, net.  The increase in “Net income attributable to EchoStar” was partially offset by an increase of $55.4 million in income tax expense, gains of $35.9 million recognized from the sale of a strategic investment in a public company in the same period in 2013, and a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2014
Total revenue	$1,244,774	$984,097	$356,964	$15,856	$2,601,691
Capital expenditures	$37,923	$154,201	$11,801	$230,503	$434,428
EBITDA	$118,648	$267,210	$308,573	$(21,657)	$672,774

For the Nine Months Ended September 30, 2013
Total revenue	$1,308,670	$906,564	$245,019	$14,112	$2,474,365
Capital expenditures	$43,898	$139,276	$12,403	$69,266	$264,843
EBITDA	$104,947	$202,995	$167,281	$13,708	$488,931

EchoStar Technologies Segment

	For the Nine Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,244,774	$1,308,670	$(63,896)	(4.9)
Capital expenditures	$37,923	$43,898	$(5,975)	(13.6)
EBITDA	$118,648	$104,947	$13,701	13.1

Revenue

EchoStar Technologies segment total revenue for the nine months ended September 30, 2014 decreased by $63.9 million, or 4.9%, compared to the same period in 2013, primarily resulting from a decrease of $63.6 million in equipment revenue earned from DISH Network, offset partially by a $3.7 million increase in service revenue from DISH Network and a decrease of $8.4 million in other equipment revenue, offset by a $4.3 million increase in other service revenue.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the nine months ended September 30, 2014 decreased by $6.0 million, or 13.6%, compared to the same period in 2013, primarily due to a decrease of $4.6 million in expenditures related to our digital broadcast center.

EBITDA

EchoStar Technologies segment EBITDA for the nine months ended September 30, 2014 was $118.6 million, an increase of $13.7 million or 13.1%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $13.1 million in selling, general and administrative expenses and a decrease of $3.9 million in research and development, partially offset by a $2.4 million increase in foreign exchange losses.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Nine Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$984,097	$906,564	$77,533	8.6
Capital expenditures	$154,201	$139,276	$14,925	10.7
EBITDA	$267,210	$202,995	$64,215	31.6

Revenue

Hughes segment total revenue for the nine months ended September 30, 2014 increased by $77.5 million, or 8.6%, compared to the same period in 2013, primarily due to an increase in service revenue of $76.4 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, an increase of $29.5 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNET and an increase in other equipment revenue of $4.2 million.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $32.6 million.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2014 increased by $14.9 million, or 10.7%, compared to the same period in 2013, primarily due to an increase in expenditures related to EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2014 was $267.2 million, an increase of $64.2 million or 31.6%, compared to the same period in 2013.  The increase was primarily attributable to a $78.0 million increase in gross margin, partially offset by a $14.6 million increase in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Nine Months
	Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$356,964	$245,019	$111,945	45.7
Capital expenditures	$11,801	$12,403	$(602)	(4.9)
EBITDA	$308,573	$167,281	$141,292	84.5

Revenue

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2014 increased by $111.9 million, or 45.7%, compared to the same period in 2013, due to a $112.0 million increase in service revenue, primarily related to satellite services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2014 decreased by $0.6 million, or 4.9%, compared to the same period in 2013, primarily due to a decrease in satellite expenditures related to the EchoStar XVI satellite of $12.3 million in 2013, partially offset by an increase in the satellite expenditures related to the EchoStar 105/SES-11 satellite of $11.7 million in 2014.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

EchoStar Satellite Services segment EBITDA for the nine months ended September 30, 2014 was $308.6 million, an increase of $141.3 million or 84.5%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $112.5 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013.  The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

All Other and Eliminations

All Other and Eliminations accounts for certain items and activities in our condensed consolidated financial statements that have not been assigned to our operating segments.  These include real estate and other activities, costs incurred in satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury activities, including income from our investment portfolio and interest expense on our debt.

Capital Expenditures

For the nine months ended September 30, 2014, capital expenditures increased by $161.2 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XXIII satellite of $27.8 million, the EchoStar XIX satellite of $96.1 million and the TerreStar-2/EchoStar XXI satellite of $44.5 million.  The increases in satellite expenditures were partially offset by the expenditure of a launch contract of $4.8 million in 2013.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the TerreStar-2/EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union.

EBITDA

For the nine months ended September 30, 2014, EBITDA was a loss of $21.7 million, compared to income of $13.7 million for the same period in 2013.  The $35.4 million decrease in EBITDA was primarily due to an increase of $18.7 million in cost of sales relating to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013, which has not been assigned to any of our segments, and a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 offset partially by a decrease of $15.8 million in equity in losses of unconsolidated affiliates, net.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of September 30, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.78 billion compared to $1.62 billion as of December 31, 2013, an increase of $159.0 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  VRDNs are long term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis.  As of September 30, 2014 and December 31, 2013, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $4.4 million and $34.7 million, respectively.  Our other current marketable investment securities portfolio consists primarily of corporate and government bonds.  As of September 30, 2014 and

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

December 31, 2013, we held $979.2 million and $918.2 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2014.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the nine months ended September 30, 2014, we reported net cash inflows from operating activities of $662.4 million, an increase of $271.1 million, compared to the same period in 2013.  The increase was primarily attributable to higher net income of $178.7 million adjusted to exclude: (i) “Depreciation and amortization;” (ii)  “Equity in losses of unconsolidated affiliates, net;” (iii)  “Realized gains on marketable investment securities and other investments, net;” (iv) “Impairment of long-lived asset,” (v) “Stock-based compensation;” (vi) “Deferred tax benefit (provision);” and (vii) “Other, net.”  In addition, net cash inflows were increased by $92.4 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the nine months ended September 30, 2014, we reported net cash outflows from investing activities of $500.1 million, an increased cash outflow of $190.9 million compared to the same period in 2013.  The increase in cash outflows primarily related to a $169.6 million increase in capital expenditures in 2014 when compared to the same period in 2013, a transfer of regulatory authorization to DISH Network in 2013 of $23.1 million, a decrease of $17.1 million in restricted cash and marketable investment securities, and an increase of $11.2 million in capital contributions to certain investees. The increase in cash outflows was partially offset by a decrease of $36.3 million in purchases of marketable investment securities, net of sales and maturities.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the nine months ended September 30, 2014, we reported net cash outflows from financing activities of $34.3 million, an increase of $38.6 million, compared to the same period in 2013.  The increase in cash outflows was primarily due to lower proceeds of $38.7 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan and an increase of $4.6 million in orbital incentive obligation payments, which was partially offset by proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of Hughes Retail preferred tracking stock and a decrease of $3.8 million in capital lease obligation payments on the capital leased satellites.

Contractual Obligations

As of September 30, 2014, our satellite-related obligations were approximately $1.35 billion.  Our satellite-related obligations include, among other things, payments pursuant to agreements for the construction of the EchoStar XIX, TerreStar-2/EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2014, we had $47.3 million of letters of credit and insurance bonds.  Of this amount, $8.1 million was secured by restricted cash; $15.9 million related to insurance bonds; and $23.3 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of September 30, 2014, we had foreign currency forward contracts with a notional value of $8.3 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

We have a significant amount of outstanding indebtedness.  As of September 30, 2014, our total indebtedness was $2.38 billion, of which $375.9 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2015.  As of September 30, 2014, we did not repurchase any common stock under this plan.

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

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, equity in earnings (losses) of unconsolidated affiliates, net, and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income (loss) before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $1.78 billion.  Of this amount, a total of $1.74 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.74 billion as of September 30, 2014, a hypothetical 10% change in average interest rates during 2014 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2014 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would have resulted in a decrease of approximately $0.9 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2014, we held current strategic investments in the publicly traded common stock of several public companies with a fair value of $35.6 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, the debt instruments held in our strategic marketable investment securities portfolio are not significantly impacted by interest rate fluctuations as their value is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.6 million in the fair value of these investments.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of September 30, 2014, we had $19.1 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of September 30, 2014, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of September 30, 2014, we had $167.5 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $16.8 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2014, we had $24.4 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $8.3 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of September 30, 2014.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $23.5 million as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2014, there have been no material changes in our risk factors as previously disclosed.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2014.

Item 3.  DEFAULTS UPON SECURITIES

Not applicable

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

Item 5.  OTHER INFORMATION

None

Item 6.   EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)            Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 6, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: November 6, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)