Form 10-K
period 2014-12-31
EchoStar CORP
filed 2015-02-20
CIK 1415404

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $2.29 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 13, 2015, the registrant's outstanding common stock consisted of 44,109,045 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant's definitive Proxy Statement to be filed in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "estimate," "expect," "predict," "continue," "future," "will," "would," "could," "can," "may" and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management's current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

  •
  our reliance on our primary customer, DISH Network Corporation ("DISH Network"), for a significant portion of our revenue;

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I

Item 1.    BUSINESS

OVERVIEW

EchoStar Corporation (which, together with its subsidiaries, is referred to as "EchoStar," the "Company," "we," "us" and/or "our") is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. Our Class A common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SATS."

We currently operate in three business segments.

  •
  EchoStar Technologies ("ETC")—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries ("DISH Network"). In addition, we provide our Slingboxes directly to consumers via retail outlets and online, as well as the payTV operator market via our partnership with Arris Group, Inc. ("Arris").

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services ("ESS")—which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture we entered into in 2008, United States ("U.S.") government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of their satellites, uplink and satellite transmission assets, and real estate (the "Spin-off"). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies. However, as a result of the Satellite and Tracking Stock Transaction, described in Note 2 in the notes to consolidated financial statements in Item 15 of this report, DISH Network owns shares of our and our subsidiary's preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries and related financing transactions ("Hughes Acquisition").

BUSINESS STRATEGIES

Capitalize on demand for broadband services.    We intend to capitalize on the demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership, satellite capacity, access to spectrum resources, and high-quality, reliable service to continue growth in consumer subscribers and the enterprise market.

Expand satellite capacity and related infrastructure.    Our expertise in the identification, acquisition and development of satellite spectrum and orbital rights and satellite operations, together with existing or acquired infrastructure will provide opportunities to cross sell services, bundle satellite broadband and video services, and explore opportunities in new markets. We believe market opportunities exist that will facilitate the acquisition or leasing of satellite capacity which will enable us to provide services to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications, and government services. We believe we are in a unique position to deploy a European wide mobile satellite service ("MSS")/complementary ground component ("CGC") network and maximize the long term value of our S-band spectrum, in Europe and other regions within the scope of our licenses.

Exploit international opportunities.    We believe that direct-to-home ("DTH") satellite and satellite broadband services are particularly well-suited for countries without extensive telecommunications and cable infrastructure. We intend to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that allow us to capitalize on our extensive experience in delivering end-to-end satellite broadband and pay-TV consumer services.

Expand our set-top box and customer premise equipment sales.    With our extensive experience in designing, developing, manufacturing and distributing digital set-top boxes and related products, we believe we can leverage the broader adoption of advanced technologies such as whole home digital video recorder ("DVR"), placeshifting functionality, hybrid internet offerings and other in-home solutions to create opportunities for us. Therefore, we continue to explore opportunities, including partnerships, joint ventures and strategic acquisitions, to expand our existing markets or enter new markets. In addition, we intend to seek opportunities to license our technology to other original equipment manufacturers and pay-TV providers.

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

  •
  Slingbox "placeshifting" functionality.  Allows a customer, at his or her option, to watch and control their digital television content anywhere in the world via a broadband internet connection.

In addition to digital set-top boxes, we also design and develop related products such as satellite dishes and remote controls. We are also exploring the development of other in-home products and applications.

Digital Broadcast Operations.    We operate a number of digital broadcast centers in the U.S. Our principal digital broadcast centers are located in Cheyenne, Wyoming and Gilbert, Arizona. We also have multiple regional and micro digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers' satellites. Programming and other data are received at these centers by fiber optic cable or satellite. The data is then processed, compressed, encrypted and then uplinked to our satellites and our customers' satellites for transmission to end-users.

Our Customers

The primary customer of our EchoStar Technologies segment is DISH Network. DISH Network accounted for 88.6%, 90.1% and 76.9% of the EchoStar Technologies segment's revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We expect DISH Network will continue to be the primary customer and the key revenue contributor for our EchoStar Technologies segment. See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

We also currently sell our digital set-top boxes to other international DTH satellite and cable providers, including Bell TV, a DTH satellite services provider in Canada, and Dish Mexico. The majority of our EchoStar Technologies segment's international revenue during each of the years ended December 31, 2014, 2013 and 2012 was attributable to sales of digital set-top boxes and accessories to Bell TV and Dish Mexico. In 2012, we amended our pricing agreement with Bell TV, which among other things entitles us to be Bell TV's exclusive provider of digital set-top boxes, subject to certain limited exceptions, and provides fixed pricing over the term of the agreement as well as providing for future engineering development for enhanced Bell TV service offerings. In January 2014, we further amended the agreement, which extended our exclusivity rights under the pricing agreement until December 31, 2015.

Our Competition

The set-top box industry is highly competitive, and market leadership changes frequently as a result of new products, designs and pricing. As we seek to grow our revenue and market share in the digital set-top box industry, we face substantial competition. Many of our primary competitors, such as Arris, Cisco Systems, Inc. ("Cisco"), Pace Micro Technology Plc. ("PACE"), Samsung, and Technicolor S.A. ("Technicolor"), have established longstanding relationships with their customers. In addition, a number of rapidly growing companies have recently entered the market with set-top box offerings similar to our existing satellite set-top box products. The entry of these new competitors may result in increased pricing pressure in the market. We may also face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than our costs. Furthermore, we depend heavily on our ability to successfully bring advanced technologies to the market, including internet delivery of video content and our Slingbox placeshifting functionality, to keep pace with our competitors.

Our use of proprietary technology, together with our in-house engineering expertise, enables us to innovate and bring new features and enhancements quickly to our customers. In addition, our end-to-end video solutions allow us to provide a more cost-effective solution for a pay-TV operator who may have to negotiate hardware, middleware and a conditional access system separately. We have a long-standing relationship with DISH Network and provide them with technologically advanced set-top boxes, including advanced hybrid satellite and internet protocol over-the-top delivery solutions, Slingbox placeshifting functionality, and whole-home DVR features.

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

HUGHES SEGMENT

Our Products and Services

Our Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access to North American consumers, which we refer to as the consumer market, and broadband network services and equipment to domestic and international enterprise markets. Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems. We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services. Beginning in October 2012, we introduced HughesNet Gen4 broadband internet services to our customers in North America on EchoStar XVII.

Our Customers

Our Hughes segment delivers broadband internet service to North American consumers. It also provides satellite, network products and services and managed network services and equipment to enterprises and broadband service providers worldwide. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

In October 2012, we entered into a distribution agreement (the "Distribution Agreement") with dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service") under the dishNET brand. In February 2014, we amended the Distribution Agreement which, among other things, extended the term of the agreement through March 1, 2024. DISH Network accounted for 8.5%, 9.3%, and 2.9% of our total Hughes segment revenue for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

As of December 31, 2014, 2013 and 2012, our Hughes segment had approximately 977,000, 860,000, and 636,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2014 and 2013, our Hughes segment had approximately $1.26 billion and $1.15 billion, respectively, of contracted revenue backlog. We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $407.9 million of revenue in 2015.

Our Competition

The network communications industry is highly competitive. As a global provider of data network products and services, our Hughes segment competes with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize our network quality, our customization capability, our offering of networks as a turnkey managed service, our position as a single point of contact for products and services and our competitive prices.

In our consumer market, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as digital subscriber line ("DSL") and cable internet service providers offering competitive services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the selection of a service provider by the consumer. Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc. ("ViaSat Communications"), which is owned by ViaSat, Inc. ("ViaSat"). We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise market, our principal competitors for the supply of very-small-aperture terminal ("VSAT") satellite networks are Gilat, ViaSat, SageNet LLC, Newtec and iDirect Technologies ("iDirect"). To differentiate ourselves from our competitors, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecommunications operators, cable companies and other major carriers.

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

ECHOSTAR SATELLITE SERVICES SEGMENT

Our Services

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites. We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. Our satellite capacity is currently used by our customers for a variety of applications:

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

Our Customers

We provide satellite capacity on our satellite fleet primarily to DISH Network, Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. For the years ended December 31, 2014, 2013 and 2012, DISH Network accounted for approximately 84.1%, 74.9% and 72.4% of our total EchoStar Satellite Services segment revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite. See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites. Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. We currently have available satellite capacity. Our other satellite service sales generally are characterized by shorter-term contracts or spot market sales.

As of December 31, 2014 and 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.71 billion and $1.14 billion, respectively. The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, as part of the Satellite and Tracking Stock Transaction. See Note 2 in the notes to consolidated financial statements in Item 15 of this report for a further discussion of the Satellite and Tracking Stock Transaction. Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $398.1 million of revenue in 2015.

Our Competition

In the fixed satellite services market, EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat S.A. ("Intelsat"), SES S.A. ("SES"), Telesat Canada ("Telesat"), and Eutelsat Communications S.A. ("Eutelsat"), in an industry that is characterized by long-term contracts and high costs for customers to change service providers. Therefore, it will be difficult to displace customers from their current relationships with our competitors. Intelsat and SES maintain key North American orbital slots that may further limit competition and competitive pricing.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location ("Brazilian Authorization") from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service ("BSS"), Ka-band spectrum and S-band spectrum. With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service and remain focused on delivering a pay-TV service to Brazil via a high-powered BSS satellite. We are exploring options for the Ka-band and S-band spectrums.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual EU Member States to provide MSS/CGC services covering the entire EU using S-band spectrum. We are in the process of developing commercial services, expected to begin in the first half of 2016, utilizing our existing EUTELSAT 10A (also known as "W2A") satellite, along with our EchoStar XXI S-band satellite. We are currently constructing, and have contracted to launch, EchoStar XXI to provide space segment capacity to Solaris Mobile in the first half of 2016. We believe we are in a unique position to deploy an EU wide MSS/CGC network and maximize the long term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

OUR SATELLITE FLEET

Our satellite fleet consists of both owned and leased satellites detailed in the table below.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3(1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I(2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III(4)	ESS	October 1997	61.5 W	12
EchoStar VI(4)	ESS	July 2000	96.2 W	12
EchoStar VII(2)(3)	ESS	February 2002	119 W	3
EchoStar VIII(2)	ESS	August 2002	77 W	12
EchoStar IX(2)	ESS	August 2003	121 W	12
EchoStar X(2)(3)	ESS	February 2006	110 W	7
EchoStar XI(2)(3)	ESS	July 2008	110 W	9
EchoStar XII(2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV(2)(3)	ESS	March 2010	119 W	11
EchoStar XVI(2)	ESS	November 2012	61.5 W	15
EUTELSAT 10A ("W2A")(6)	Other	April 2009	10 E	—
Capital Leases:
AMC-16(4)	ESS	December 2004	85 W	10
Nimiq 5(2)	ESS	September 2009	72.7 W	15
QuetzSat-1(2)	ESS	September 2011	77 W	10
Operating Leases:
EchoStar XV	ESS	October 2004	45 W	—
AMC-15	ESS	October 2004	105 W	—

(1)
Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(2)
See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our transactions with DISH Network.

(3)
Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2 in the notes to consolidated financial statements in Item 15 of this report).

(4)
Fully depreciated assets.

(5)
Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

(6)
The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch. As a result, the S-band payload is not fully operational.

Recent Developments

EchoStar XXIII.    In April 2014, we entered into an agreement with Space Systems Loral, LLC ("SS/L") for the construction of the EchoStar XXIII satellite, a high powered BSS satellite which will use some of the components from CMBStar, a satellite that we suspended construction in 2008. EchoStar XXIII is expected to launch in the second half of 2016 and will be initially deployed at 45 degree west longitude orbital location.

EUTELSAT 65 West A.    In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicações do Brasil Ltda, our subsidiary, a fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. The satellite services agreement requires us to make prepayments during the satellite construction period. The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and create a platform to potentially allow for further development of our spectrum in Brazil.

EchoStar XIX.    In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications, filed lawsuits in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII and EchoStar XIX. Those cases, to which we were not a party, were settled in 2014 with no material impact on the design, construction or planned operations of EchoStar XIX.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.    As discussed in Note 2 in the notes to consolidated financial statements in Item 15 of this report, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction. These satellites are BSS satellites operating in Ku-band frequencies and DISH Network began receiving certain services from us on these satellites effective March 1, 2014.

EchoStar VIII.    In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

EchoStar XV.    In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location. Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

EchoStar 105/SES-11.    In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. ("SES") pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Additionally, SES will provide to us satellite services on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The satellite is scheduled to be placed into service in the first half of 2017. We expect to account for the satellite services we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

AMC-15 and AMC-16.    In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into amendments that extend the terms of our existing agreements with SES for satellite services on AMC-15 and AMC-16. As amended, our agreement for satellite services on certain transponders on AMC-15 was extended from December 2014 through the in-service date of EchoStar 105/SES-11. The amended agreement for AMC-16 satellite services extends the term for the satellite's entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015. The extended terms of these agreements are being accounted for as operating leases.

EchoStar XXI.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimbursed DISH Network for amounts it paid to SS/L in connection with the construction of the T2 satellite. As amended in December 2013, the T2 Development Agreement provided EchoStar an option to purchase DISH Network's rights and obligations under the T2 satellite construction agreement. In December 2014, we exercised our option to purchase DISH Network's rights and obligations under the T2 satellite construction agreement (including the right to take delivery of the T2 satellite, now renamed EchoStar XXI) for $55.0 million in cash. In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded a $9.6 million charge to additional-paid-in-capital, net of related deferred income taxes. EchoStar XXI is designed to provide mobile satellite services using S-band frequencies and we intend to use this satellite in conjunction with our S-band spectrum in Europe as well as to develop opportunities in other parts of the world. EchoStar XXI is expected to launch in 2016.

Satellite Anomalies and Impairments

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites. There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. In addition, although we are not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for EchoStar XV, we are liable for any damage caused by our use of the satellite and therefore we carry third-party insurance on EchoStar XV.

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

EchoStar VII.    Prior to 2012, EchoStar VII experienced certain thruster failures. During the fourth quarter of 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure. Thrusters control the satellite's location and orientation. While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

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

We are not aware of any anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of satellites.

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the Federal Communications Commission ("FCC") for our domestic, as well as some international, satellite and telecommunications operations and equipment businesses. We are also regulated by other federal agencies, state and local authorities, the International Telecommunication Union ("ITU"), and certain foreign governments, including the EU. In addition, we are also subject to the export control laws and regulations and trade sanctions laws and regulations of the U.S. with respect to the export of telecommunications equipment and services. Depending upon the circumstances, noncompliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

The following summary of regulations and legislation is not intended to describe all present and proposed government regulation and legislation affecting our business. Government regulations that are currently the subject of judicial or administrative proceedings, draft legislation or administrative proposals could adversely affect us and our industries to varying degrees. We cannot predict either the outcome of these proceedings or proposals or any potential impact they might have on the industry or on our operations.

FCC Regulations Applicable to Our Operations

FCC Jurisdiction over Satellite and Terrestrial Operations.    Non-governmental, including commercial entities, that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act gives the FCC regulatory jurisdiction over many areas relating to communications operations, including:

  •
  the assignment of satellite radio frequencies and orbital locations to specific services and companies, the licensing of satellites and earth stations, and the granting of related authorizations;

  •
  approval for the relocation of satellites to different orbital locations, the replacement of an existing satellite with a new or existing satellite, and the authorization of specific earth stations to communicate with such newly relocated satellites;

  •
  ensuring compliance with the terms and conditions of assignments, licenses, authorizations, and approvals;

  •
  avoiding harmful interference with other radio frequency emitters; and

  •
  ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

All satellite licenses issued by the FCC are subject to expiration unless extended by the FCC. The term of each of our U.S. direct broadcast satellite ("DBS") licenses is 10 years, and our U.S. fixed satellite services ("FSS") licenses generally have 15 year terms. To obtain FCC licenses and authorizations for satellites and earth stations, satellite operators must satisfy legal, technical, and financial qualification requirements. Once issued, these licenses and authorizations may be subject to a number of conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, implementation bonds, annual regulatory fees, various reporting requirements, implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch, and implementation of service), that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network.

FCC Jurisdiction over Set-Top Box Operations.    Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements, including accessibility and other requirements. The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Telecommunications Regulation.    For certain services, we are required to contribute fees, computed as a percentage of our revenue from telecommunications services to the Universal Service Fund ("USF") to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers. Current FCC rules permit us to pass this USF contribution through to our customers. The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act ("CALEA"). CALEA generally requires telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. In addition, as a provider of interconnected voice over internet protocol services ("VOIP"), we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

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

International Regulation

Foreign Administrations' Jurisdiction Over Satellite and Terrestrial Operations.    Some of our satellites and earth stations are licensed in foreign jurisdictions. In order to provide service to a foreign location from a U.S. satellite, we are required to obtain approvals from the FCC and foreign administrative agencies. The laws and regulations addressing access to satellite and terrestrial systems vary from country to country. In most countries, a license is required to provide our services and to operate satellite earth stations. Such licenses may impose certain conditions, including implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch, and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network. Some countries may have restrictions on the services we provide and how we provide them. In addition, certain countries may limit the rates that can be charged for the services we provide or impose other service terms or restrictions.

The ITU Frequency Registration.    The orbital location and frequencies for our satellites are subject to the frequency registration and coordination process of the International Telecommunications Union ("ITU"). The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location. These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite. On our behalf, various countries have made and may in the future make additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire. In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the BSS plan are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations. We cannot be sure of the successful outcome of these ITU processes. We make commercially reasonable efforts to cooperate with the filing nation in the preparation of ITU filings, coordination of our operations in accordance with the relevant ITU Radio Regulations, and responses to relevant ITU inquiries.

Registration in the UN Registry of Space Objects.    The U.S. and other jurisdictions in which we license satellites are generally parties to the United Nations ("UN") Convention on the Registration of Objects Launched into Outer Space ("UN Convention"). The UN Convention requires a satellite's launching state to register the satellite as a space object. The act of registration carries liability for the registering country in the event that the satellite causes third party damage. Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite. In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.

Export Control Regulation

In the operation of our business, we must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries. Applicable U.S. laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR"), and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC").

The export of certain hardware, technical data, and services relating to satellites and the supply of certain ground control equipment, technical data and services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of Commerce's Bureau of Industry and Security ("BIS") under the EAR. In addition, BIS regulates our export of satellite communications network equipment to non-U.S. persons or to destinations outside of the U.S. The export of other items is regulated by the U.S. Department of State's Directorate of Defense Trade Controls ("DDTC") under the ITAR and are subject to strict export control and prior approval requirements. In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act, which generally prohibits companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future. We do not expect capital or other expenditures for environmental compliance to be material in 2015. However, environmental requirements are complex, change frequently, and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

PATENTS AND TRADEMARKS

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold U.S. and foreign patents covering various aspects of our products and services. The duration of each of our U.S. patents is generally 20 years from the earliest filing date to which the patent has priority. We have granted licenses to use our trademarks and service-marks to affiliates and resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and that prohibit any reverse-engineering of that code.

We believe that our patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware, and other technology remaining trade secrets and/or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors, and certain customers and other business partners. Please see Item 3.—Legal Proceedings of this report for more information.

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

Research and development efforts not directly funded by our customers are expensed as incurred. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, the amounts for these customer funded development efforts are charged to the customer and included in cost of sales. The portion of our cost of sales, which includes research and development funded by customers for the years ended December 31, 2014, 2013 and 2012 was approximately $68.4 million, $65.3 million and $60.9 million, respectively. In addition, we incurred $60.9 million, $67.9 million and $69.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, for research and development expenses funded by the Company.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2014, 2013 and 2012, see Note 17 in the notes to consolidated financial statements in Item 15 of this report. See Item 1A—Risk Factors for information regarding risks related to our foreign operations.

EMPLOYEES

As of December 31, 2014, we had approximately 4,400 employees and generally consider relations with them to be good. Other than approximately 100 of our employees located in Italy and Brazil, none are represented by a union.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer's business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	61	Chairman
Michael T. Dugan	66	Chief Executive Officer, President and Director
David J. Rayner	57	Executive Vice President, Chief Financial Officer and Treasurer
Mark W. Jackson	54	President, EchoStar Technologies L.L.C.
Anders N. Johnson	57	President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	68	President, Hughes Communications, Inc. and Director
Kenneth G. Carroll	59	Executive Vice President, Corporate and Business Development
Sandra L. Kerentoff	61	Executive Vice President, Global Human Resources
Kranti K. Kilaru	49	Executive Vice President, Business Systems, IT and Operations
Dean A. Manson	48	Executive Vice President, General Counsel and Secretary

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

Anders N. Johnson.    Mr. Johnson has served as President of EchoStar Satellite Services L.L.C. since June 2011. Mr. Johnson was previously at SES World Skies where he served as Senior Vice President of Strategic Satellite Development. Mr. Johnson joined SES GLOBAL after the combination of GE Americom and SES GLOBAL in 2001. Prior to SES GLOBAL, Mr. Johnson worked at GE Capital beginning in 1985 in a variety of executive level roles in Satellite Services, Aviation Services, and Transportation & Industrial Financing.

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

Sandra L. Kerentoff.    Ms. Kerentoff has served as our Executive Vice President, Global Human Resources since February 2012, following her appointment as head of Global Human Resources in October 2011. Ms. Kerentoff also has served as Senior Vice President, Administration and Human Resources of Hughes Network Systems, LLC since April 2000. Ms. Kerentoff joined Hughes Network Systems, LLC in 1977 and, from 1977 to 2000, held various positions of increasing responsibility.

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

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network. The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 57.3%, 58.8% and 49.5% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. DISH Network is currently our primary customer of digital set-top boxes, digital broadcast operation services and our satellite services. These products and services are provided pursuant to contracts that expire on December 31, 2015 and December 31, 2016, respectively. DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service. In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services. Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a significant adverse effect on our business, results of operations, and financial position.

As previously disclosed by DISH Network, in May 2012, Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network Corporation and its wholly owned subsidiary, DISH Network, L.L.C., in the U.S. District Court for the Central District of California, alleging that certain services provided by DISH Network, including Slingbox placeshifting functionality infringe their copyrights and breach their carriage contracts. An adverse decision against DISH Network could decrease the number of Sling Media technology enabled set-top boxes we sell to DISH Network which could have an adverse impact on the business operations of our EchoStar Technologies segment.

In addition, because a significant portion of our revenue is derived from DISH Network, our success also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and marketing programming packages, and other services and features to subscribers that will result in the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners, and other advanced technology.

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

There are a relatively small number of potential new customers for our digital set-top boxes, and digital broadcast operations, and we expect this customer concentration to continue for the foreseeable future. If we lose DISH Network as a customer, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network as we have had limited success in attracting such potential new customers in the past. Furthermore, because of the maturing and competitive nature of the digital set-top box business, the limited number of potential new customers, and the short-term nature of our purchase orders with DISH Network, we could in the future experience downward pricing pressure on our digital set-top boxes sold to DISH Network, which in turn would adversely affect our gross margins and profitability. If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

  •
  The digital set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs and pricing. We currently face competition from well-established companies, from new, rapidly growing companies, and from digital video providers who have developed their own digital set-top boxes, and in the future we may face competition from new and existing companies that do not currently compete in the market for set-top boxes. If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants. Increased pricing pressure may also make it particularly difficult for us to make profitable sales in international markets where new competitors are present and in which we have not previously made sales of set-top boxes. In addition, it can be difficult to acquire additional market share in the digital set-top box market because gaining additional market share would require displacing well-established companies who have had long term contracts with major cable operators in the U.S., which results in relatively high costs for cable operators to change set-top box providers making it more difficult for us to displace potential customers from their current relationships with our competitors. Any of these competitive threats, alone or in combination with others, could harm our business, operating results and financial condition.

  •
  Our satellite services business competes against larger, well-established satellite service companies, such as Intelsat, SES, Telesat, and Eutelsat. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance. Our satellite services business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

  •
  In our consumer market, we face competition primarily from DSL and cable internet service providers. Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

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

However, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings. If our customers are unable to develop and effectively market compelling reasons for their subscribers to continue to purchase their pay-TV services that utilize our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenue. Furthermore, as technologies develop, other means of delivering information and entertainment to television viewers are evolving and contributing to increasing consumer demand for online platforms that provide for the distribution and viewing of movies, television and other video programming that competes with our customers' pay-TV services. To the extent that these online platforms and other new technologies compete successfully against our customers for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected. As a result, demand for our satellite television digital set-top boxes could decline and we may not be able to sustain our current revenue levels.

We may have available satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We have available satellite capacity in our EchoStar Satellite Services segment. While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity. If we are unable to lease our satellite capacity to third parties, including DISH Network, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business. If future demand does not meet our expectations, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations or we may not have sufficient satellite capacity to meet demand. We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by the FSS providers, our business and results of operations could be adversely affected.

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

  •
  Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

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

Our operations outside the U.S. accounted for approximately 14.1%, 14.1% and 23.0% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Collectively, we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Canada, Germany, India, Italy, Mexico, the Russian Federation, the United Arab Emirates, Ireland and the United Kingdom, among other nations. Over the last 10 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

  •
  Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.  We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities. Applicable law in such foreign countries may also limit our ability to distribute or access our assets in certain circumstances. In such event, we will not have access to the cash flow and assets of our subsidiaries and joint ventures.

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

  •
  Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national authorization, coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance. Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

  •
  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for "free," which may impact our revenue. In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

  •
  Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the ITAR, the EAR and the trade sanctions laws and regulations administered by the OFAC. The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR. Other items are controlled for export by the DDTC under ITAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

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

  •
  Customer credit risks.  Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in certain of the foreign countries in which we operate.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments in North and South America, Asia, Europe and elsewhere. These investments involve a high degree of risk and could diminish our ability to fund a share repurchase program, invest capital in our business or return capital to our shareholders. The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources. If our investments suffer losses, our financial condition could be materially adversely affected. In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

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

  •
  the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

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

Hughes Satellite Systems Corporation ("HSS"), our subsidiary that, together with its subsidiaries, operates our Hughes segment and our EchoStar Satellite Services segment, has incurred significant indebtedness. HSS currently has outstanding $1.10 billion of senior secured notes (the "Secured Notes") and $900.0 million of senior unsecured notes (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"), which are due in 2019 and 2021, respectively. HSS' ability to make payments on or to refinance its indebtedness and to fund its operations will depend on its ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. HSS may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. HSS may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable HSS to service its indebtedness or to fund its operations or other liquidity needs. If HSS is unable to generate sufficient cash, it may be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital. HSS may not be able to implement any of these remedies on satisfactory terms, or at all. The indentures governing the Notes also limit HSS' ability to dispose of assets and use the proceeds from such dispositions. Therefore, HSS may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner it may otherwise prefer.

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

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on HSS' business or prospects. If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes. HSS and certain of its subsidiaries have pledged a significant portion of their assets as collateral under the indenture governing the Secured Notes. If HSS does not have enough cash to service its debt or fund other liquidity needs, it may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the Notes to be immediately due and payable and/or foreclosing on the collateral.

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

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the EchoStar Group or the Hughes Retail Group (see Note 2 in the notes to consolidated financial statements in Item 15 of this report for a further discussion of the tracking stock, the EchoStar Group and the Hughes Retail Group) and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information. As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. Although the Policy Statement generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XV, EchoStar XVI and EchoStar XVII, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures. If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

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

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations. Such relocation would require FCC approval. We cannot be certain that we could obtain such FCC approval. In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel. Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Construction and launch delays could materially and adversely affect our ability to generate revenue. One of our primary launch services providers is a Russian Federation state-owned company. Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations. This could add to risks relative to scheduling uncertainties and timing. Historically, we generally have not carried launch insurance for the launch of our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities. In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance premiums uneconomical.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, including governments, and it can be difficult to determine the outcome of these coordination agreements with these other entities and governments. The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets. The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenue will be impacted.

Furthermore, the satellite coordination process is conducted under the guidance of the ITU radio regulations and the national regulations of the satellites involved in the coordination process. These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

We may face interference from other services sharing satellite spectrum.

The FCC and other regulators have adopted rules or may adopt rules in the future that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS. The FCC has also authorized the use of multichannel video and data distribution service ("MVDDS") in the DBS band. Several MVDDS systems are now being commercially deployed. Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space. There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance, Space Exploration and Sea Launch Company. The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites. Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

Our future growth depends on growing demand for advanced technologies.

Future demand and effective delivery for our digital set-top boxes will depend significantly on the growing demand for advanced technologies, such as Ultra HDTV, 3D TV, whole-home HD DVR features, mobile internet delivery of video content and broadband internet connectivity, and on digital television operators developing and building infrastructure to provide these advanced technologies. If the deployment of, or demand for, advanced technologies is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

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

We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. In addition, patent applications in the U.S. and foreign countries are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware. Further, the process of determining definitively whether a patent claim is valid and whether a particular product infringes a valid patent claim often involves expensive and protracted litigation, even if we are ultimately successful on the merits.

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

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. An increasing number of companies recently disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Our networks and those of our third-party service providers and our customers may also be vulnerable to such security breaches and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, falsification and accidental release or loss of information maintained on our information technology systems and networks, including customer, personnel and vendor data. If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations. We may also be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability. In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU. These regulations are subject to the political process and do change, for political and other reasons, from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency. Our satellite licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal. Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue. There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones. If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers. The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of a replacement spectrum. In addition, the legislative and executive branches of the U.S. government often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

We may face difficulties in accurately assessing and collecting contributions towards the USF.

Because our customer contracts often include both telecommunications services, which create obligations to contribute to the USF, and other goods and services, which do not, it can be difficult to determine what portion of our revenue forms the basis for our required contribution to the USF and the amount that we can recover from our customers. If the FCC, which oversees the USF, or a court or other governmental entity were to determine that we computed our USF contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its USF contribution and distribution rules. These changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the USF contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the USF distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

OTHER RISKS

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 34.1% of our total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 62.4% of the total voting power. Mr. Ergen's beneficial ownership of us excludes 1,636 shares of our Class A Common Stock and 15,188,445 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 15.5% of our total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 29.1% of our total voting power. Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders. As a result of Mr. Ergen's voting power, we are a "controlled company" as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

  •
  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. Our Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network and us. The executive officers and the members of our Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network's shareholders. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen. Furthermore, DISH Network holds shares of preferred tracking stock of us and HSS that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network. Furthermore, Charles W. Ergen, our Chairman is employed by both DISH Network and us.

  •
  Intercompany agreements with DISH Network.  We have entered into agreements with DISH Network pursuant to which it provides us certain professional services, for which we pay DISH

    Network an amount equal to DISH Network's cost plus a fixed margin. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses. We have also entered into certain commercial agreements with DISH Network. The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm's length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. In addition, DISH Network or its affiliates will continue to enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

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

Except for certain arrangements with Sling TV Holding L.L.C. ("Sling TV", formerly DISH Digital Holding L.L.C.) that we entered into with DISH Network, which, subject to certain exceptions, limits DISH Network's and our ability to operate an IPTV service other than that operated by Sling TV, we do not have any agreements with DISH Network that would prevent us from competing with each other. However, many of our potential customers have historically perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

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

The preferred tracking stock in our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders. Nevada law requires that our board of directors and officers act in good faith and with a view to the interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of stockholders. Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our stockholders when considered independently. Examples include, but are not limited to:

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

Our board of directors has adopted a policy statement (the "Policy Statement") regarding the relationships between the EchoStar Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items. Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of the EchoStar Tracking Stock. Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from the holders of our Class A common stock is required with respect to the changes or exceptions to these policies. A decision to change, or make exceptions to the Policy Statement or adopt additional policies could disadvantage one group while advantaging the other.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000. The following table sets forth certain information concerning our principal properties related to our EchoStar Technologies segment ("ETC"), Hughes segment ("Hughes"), EchoStar Satellite Services segment ("ESS") and to our other operations and administrative functions ("Other"). We operate various facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location(3)(4)	Segment(s)	Leased/Owned	Function
Foster City, California	ETC	Leased	Engineering and data center
Superior, Colorado	ETC	Leased	Engineering offices
Atlanta, Georgia	ETC	Leased	Engineering offices
Bangalore, India	ETC	Leased	Engineering office
Kharkov, Ukraine	ETC	Leased	Engineering office
Steeton, England	ETC	Owned	Engineering office
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Southfield, Michigan(1)	Hughes	Leased	Shared hub
Las Vegas, Nevada(1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Barueri, Brazil(1)	Hughes	Leased	Shared hub
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Griesheim, Germany(1)	Hughes	Leased	Shared hub, operations, administrative offices and warehouse
Gurgaon, India(1)(2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
American Fork, Utah	Hughes/Other	Leased	Office space, engineering and operations
Germantown, Maryland(1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Gilbert, Arizona(1)	ETC/ESS	Owned	Digital broadcast operations center
Kankakee, Illinois(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Monee, Illinois(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Orange, New Jersey(1)	ETC/ESS	Owned	Regional digital broadcast operations center
New Braunfels, Texas(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Mustang Ridge, Texas(1)	ETC/ESS	Owned	Micro digital broadcast operations center
Mt. Jackson, Virginia(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Winchester, Virginia(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Spokane, Washington(1)	ETC/ESS	Owned	Regional digital broadcast operations center
Cheyenne, Wyoming(1)	ETC/ESS	Owned	Digital broadcast operations center
Black Hawk, South Dakota(1)	Hughes/ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado	Hughes/ETC/ ESS/Other	Owned	Corporate headquarters, engineering offices, gateways

(1)
We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)
These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)
In addition to the above properties, we have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites.

(4)
In addition to the above properties, we lease rack and roof top space in 210 designated market areas throughout the U.S. as well as San Juan, Puerto Rico to collect and broadcast local channels that are used by the ETC segment.

Item 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16 in the notes to consolidated financial statements in Item 15 of this report.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information.    Our Class A common stock is quoted on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SATS." The high and low closing sale prices of our Class A common stock during 2014 and 2013 on Nasdaq (as reported by Nasdaq) are set forth below.

2014	High	Low
First Quarter	$51.90	$43.41
Second Quarter	$53.73	$44.26
Third Quarter	$53.42	$47.96
Fourth Quarter	$54.18	$43.00

2013	High	Low
First Quarter	$39.99	$32.55
Second Quarter	$40.98	$36.92
Third Quarter	$45.50	$37.22
Fourth Quarter	$51.60	$44.17

Holders.    As of February 13, 2015, there were approximately 9,696 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name. As of February 13, 2015, 32,498,594 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 15,188,445 were held in trusts established for the benefit of Mr. Ergen's family. There is currently no established trading market for our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2015. For the years ended December 31, 2014, 2013 and 2012, we did not repurchase any common stock under this plan.

Item 6.    SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2014 have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") included in our Consolidated

Financial Statements in Item 15 of this report. Certain prior period amounts have been reclassified to conform to the current period presentation.

On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries ("the Hughes Acquisition"). As a result, Hughes became a new segment and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition. Therefore, our financial position as of December 31, 2014, 2013, 2012, and 2011 is not comparable to our financial position as of December 31, 2010, and our results of operations for the years ended December 31, 2014, 2013 and 2012 are not comparable to our results of operations for the years ended December 31, 2011 and 2010.

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

	For the Years Ended December 31,
Statements of Operations Data:	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$3,445,578	$3,282,452	$3,121,704	$2,761,431	$2,350,369
Total costs and expenses	3,117,488	3,178,865	3,021,818	2,680,593	2,208,044

Operating income	$328,090	$103,587	$99,886	$80,838	$142,325

Net income attributable to EchoStar common stock	$165,268	$2,525	$211,048	$3,639	$204,358

Basic weighted-average common shares outstanding	91,190	89,405	87,150	86,223	85,084
Diluted weighted-average common shares outstanding	92,616	90,952	87,959	87,089	85,203
Basic earnings per share	$1.81	$0.03	$2.42	$0.04	$2.40
Diluted earnings per share	$1.78	$0.03	$2.40	$0.04	$2.40

	As of December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,688,156	$1,620,652	$1,547,565	$1,696,442	$1,130,900
Total assets	$7,253,998	$6,701,963	$6,600,233	$6,543,737	$3,842,020
Total debt and capital lease obligations	$2,367,687	$2,422,388	$2,488,499	$2,528,654	$406,570
Total stockholders' equity	$3,623,638	$3,226,231	$3,150,227	$3,051,626	$3,013,190

	For the Years Ended December 31,
Cash Flow Data:	2014	2013	2012	2011	2010
	(In thousands)
Net cash flows from:
Operating activities	$840,131	$450,507	$505,149	$447,018	$404,015
Investing activities	$(887,590)	$(570,289)	$(346,781)	$(1,888,045)	$(238,558)
Financing activities	$(35,096)	$18,326	$(43,976)	$1,913,547	$(46,973)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms "we," "us," "EchoStar," the "Company" and "our" refer to EchoStar Corporation and its subsidiaries. References to "$" are to United States dollars. The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K. This management's discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations. Many of the statements in this management's discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control. Actual results could differ materially from those expressed or implied by such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" in this Annual Report on Form 10-K for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption "Risk Factors" in Item 1A of this Annual Report on Form 10-K. Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We currently operate in three business segments, which are differentiated primarily by their operational focus: EchoStar Technologies, Hughes, and EchoStar Satellite Services. These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker ("CODM"), who for EchoStar is the Company's Chief Executive Officer.

Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt. These activities are accounted for in "All Other and Eliminations."

Highlights from our financial results are as follows:

2014 Consolidated Results of Operations for the Year Ended December 31, 2014

  •
  Revenue of $3.45 billion

  •
  Operating income of $328.1 million

  •
  Net income attributable to EchoStar of $152.9 million

  •
  Net income attributable to EchoStar common stock of $165.3 million and basic earnings per share of common stock of $1.81

  •
  EBITDA of $902.6 million (See non-GAAP reconciliation in Note 17 in the notes to consolidated financial statements in Item 15 of this report.)

Consolidated Financial Condition as of December 31, 2014

  •
  Total assets of $7.25 billion

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

  •
  Total liabilities of $3.11 billion

  •
  Total stockholders' equity of $3.62 billion

  •
  Cash, cash equivalents and current marketable investment securities of $1.69 billion

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries ("DISH Network"), and we also sell digital set-top boxes to a DTH satellite service provider in Canada ("Bell TV"), Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture that we entered into in 2008, and other international customers. We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment. In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth. Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network's pay-TV service.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online, as well as the payTV operator market via our partnership with Arris. Sling Media "placeshifting" technology gives consumers the ability, at their option, to watch and control their home digital video and audio content via a broadband internet connection.

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

The number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network. We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including through joint ventures. We have extended our exclusive equipment partnership with Bell TV through the end of 2015. Additionally, our joint venture with Dish Mexico continues to see growth. We are continuing to work with Dish Mexico on enhanced features and services that will help it respond to competitive pressures in Mexico. We are also exploring the development of other in-home products and applications.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment's satellite networks. The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. Long term trends continue to be influenced primarily by the subscriber growth in our consumer business. Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform. In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the second quarter of 2016. EchoStar XIX is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America. The costs associated with the construction and launch of EchoStar XIX are included in "All Other and Eliminations" in our segment reporting.

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

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicações do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. The satellite service agreement requires us to make prepayments during the construction period. The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and creates a platform to potentially allow for further development of our spectrum in Brazil.

As of December 31, 2014, 2013 and 2012, our Hughes segment had approximately 977,000, 860,000 and 636,000 broadband subscribers, respectively. These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions decreased in 2014 compared to the same period in 2013 due primarily to satellite beams servicing certain areas reaching capacity. Our average monthly subscriber churn in 2014 remained at the same level as compared to the same period in 2013, however, total disconnects increased due to the increased number of subscribers. As a result, for the year ended December 31, 2014, net subscriber additions of 117,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of December 31, 2014 and 2013, our Hughes segment had approximately $1.26 billion and $1.15 billion, respectively, of contracted revenue backlog. We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $407.9 million of revenue in 2015.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites. We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network's satellite capacity requirements. We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties. Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell. The satellite we currently have under construction is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules will impact our expected revenue growth. In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance. Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. ("SES") pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Additionally, SES will provide to us satellite service on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

As of December 31, 2014 and 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.71 billion and $1.14 billion, respectively. The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, as part of the Satellite and Tracking Stock Transaction. Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $398.1 million of revenue in 2015.

New Business Opportunities

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location ("Brazilian Authorization") from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service ("BSS"), Ka-band spectrum and S-band spectrum. With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service and remain focused on delivering a pay-TV service to Brazil via a high-powered BSS satellite. We are exploring options for the Ka-band and S-band spectrums. In April 2014, we entered into an agreement with Space Systems Loral, LLC ("SS/L") for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008. EchoStar XXIII is expected to launch in the second half of 2016 and will be initially deployed at 45 degree west longitude orbital location.

In December 2013, we acquired 100.0% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual EU Member States to provide mobile satellite services ("MSS") and complementary ground component ("CGC") services covering the entire EU using S-band spectrum. We are in the process of developing commercial services, expected to begin in the first half of 2016, utilizing our existing EUTELSAT 10A (also known as "W2A") satellite, along with our EchoStar XXI S-band satellite. We are currently constructing, and have contracted to launch, EchoStar XXI to provide space segment capacity to Solaris Mobile in the first half of 2016. We believe we are in a unique position to deploy an European wide MSS/CGC network and maximize the long term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Years Ended December 31,		Variance
Statements of Operations Data(1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue—DISH Network	$1,145,979	$1,311,446	$(165,467)	(12.6)
Equipment revenue—other	374,049	347,910	26,139	7.5
Services and other revenue—DISH Network	828,612	620,189	208,423	33.6
Services and other revenue—other	1,096,938	1,002,907	94,031	9.4

Total revenue	3,445,578	3,282,452	163,126	5.0

Costs and Expenses:
Cost of sales—equipment	1,288,998	1,430,777	(141,779)	(9.9)
% of Total equipment revenue	84.8%	86.2%
Cost of sales—services and other	838,918	776,121	62,797	8.1
% of Total services and other revenue	43.6%	47.8%
Selling, general and administrative expenses	372,010	358,499	13,511	3.8
% of Total revenue	10.8%	10.9%
Research and development expenses	60,886	67,942	(7,056)	(10.4)
% of Total revenue	1.8%	2.1%
Depreciation and amortization	556,676	507,111	49,565	9.8
Impairment of long-lived asset	—	38,415	(38,415)	(100.0)

Total costs and expenses	3,117,488	3,178,865	(61,377)	(1.9)

Operating income	328,090	103,587	224,503	*

Other Income (Expense):
Interest income	9,102	14,656	(5,554)	(37.9)
Interest expense, net of amounts capitalized	(171,349)	(192,554)	21,205	(11.0)
Realized gains on marketable investment securities and other investments, net	41	38,341	(38,300)	(99.9)
Equity in earnings (losses) of unconsolidated affiliates, net	8,198	(5,024)	13,222	*
Other, net	4,251	6,958	(2,707)	(38.9)

Total other expense, net	(149,757)	(137,623)	(12,134)	8.8

Income (loss) before income taxes	178,333	(34,036)	212,369	*
Income tax benefit (provision), net	(30,784)	37,437	(68,221)	*

Net income	147,549	3,401	144,148	*
Less: Net loss attributable to noncontrolling interest in
HSS Tracking Stock	(6,714)	—	(6,714)	*
Less: Net income attributable to other noncontrolling interests	1,389	876	513	58.6

Net income attributable to EchoStar	$152,874	$2,525	$150,349	*

Other Data:
EBITDA	$902,581	$650,097	$252,484	38.8

Subscribers, end of period	977,000	860,000	117,000	13.6

*
Percentage is not meaningful.

(1)
An explanation of our key metrics is included on pages 74 and 75.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" totaled $1.15 billion for the year ended December 31, 2014, a decrease of $165.5 million, or 12.6%, compared to the same period in 2013.

  Equipment revenue—DISH Network from our EchoStar Technologies segment for the year ended December 31, 2014 decreased by $128.3 million, or 10.3%, to $1.11 billion compared to the same period in 2013. Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through our Receiver Agreement with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network's current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network's requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network's demand changes for new or refurbished units. The decrease in revenue for the year ended December 31, 2014 was primarily due to both the sale of set-top boxes and related accessories. In set-top boxes, the decrease was due to a 15.0% decrease in the weighted average price offset by a 4.3% increase in the unit sales. In related accessories, the decrease was due to a 13.5% decrease in unit sales partially offset by a 5.4% increase in the weighted average price.

  Equipment revenue—DISH Network from our Hughes segment for the year ended December 31, 2014 decreased $37.2 million, or 53.8%, to $31.9 million compared to the same period in 2013. The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue—other.    "Equipment revenue—other" totaled $374.0 million for the year ended December 31, 2014, an increase of $26.1 million or 7.5%, compared to the same period in 2013.

  Equipment revenue—other from our EchoStar Technologies segment for the year ended December 31, 2014 increased $10.0 million, or 6.5%, to $163.1 million compared to the same period in 2013. The increase was attributable to an increase of 64.1% in unit sales of set-top boxes and an increase of 74.3% in sales of related accessories to our international customers. The increase was partially offset by a 41.9% decrease in the weighted average price of set-top boxes and a 20.1% decrease in the weighted average price of related accessories. The decrease in the average price per unit was due to the high volume of remanufactured products and the mix of product models purchased by our international customers and the renewal of certain customer contracts at lower contract prices with volume commitments.

  Equipment revenue—other from our Hughes segment for the year ended December 31, 2014 increased by $16.1 million, or 8.3%, to $210.8 million compared to the same period in 2013. The increase was mainly due to a $27.2 million increase in sales of telecom systems equipment and a $4.8 million increase in sales to international enterprise customers, partially offset by a decrease in sales of broadband equipment of $15.5 million primarily due to lower sales to our consumer and domestic enterprise markets.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" totaled $828.6 million for the year ended December 31, 2014, an increase of $208.4 million or 33.6%, compared to the same period in 2013.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

  Services and other revenue—DISH Network from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $8.1 million, or 2.7%, to $311.8 million compared to the same period in 2013. The increase was primarily due to an increase of $9.9 million related to application development for set-top boxes sold to DISH Network.

  Services and other revenue—DISH Network from our Hughes segment for the year ended December 31, 2014 increased by $36.0 million, or 80.4%, to $80.8 million compared to the same period in 2013. The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

  Services and other revenue—DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2014 increased by $160.1 million, or 64.8%, to $407.2 million compared to the same period in 2013. The increase was mainly due to an increase of $147.9 million in revenue recognized from certain satellite services provided to DISH Network from the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $15.7 million from the renewal of our satellite services agreement related to services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed in the second quarter of 2013. The increases were offset partially by a decrease of $3.5 million attributable to the amended telemetry, tracking and control ("TT&C") agreement where we no longer provide TT&C services to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.

Services and other revenue—other.    "Services and other revenue—other" totaled $1.10 billion for the year ended December 31, 2014, an increase of $94.0 million or 9.4%, compared to the same period in 2013.

  Services and other revenue—other from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $4.0 million, or 23.7%, to $20.8 million compared to the same period in 2013. The increase was primarily attributable to an increase of $5.4 million for system integration solutions, offset partially by a decrease of $1.8 million attributable to nonrecurring engineering projects and licenses.

  Services and other revenue—other from our Hughes segment for the year ended December 31, 2014 increased by $94.6 million, or 10.4%, to $1.00 billion compared to the same period in 2013. The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

  Services and other revenue—other from our EchoStar Satellite Services segment for the year ended December 31, 2014, decreased by $5.8 million, or 7.0%, to $77.1 million compared to the same period in 2013. The decrease was mainly due to a decrease of $5.4 million in sales of uplink services in 2014 compared to the same period in 2013.

Cost of sales—equipment.    "Cost of sales—equipment" totaled $1.29 billion for the year ended December 31, 2014, a decrease of $141.8 million, or 9.9%, compared to the same period in 2013.

  Cost of sales—equipment from our EchoStar Technologies segment for the year ended December 31, 2014 decreased by $113.8 million, or 9.5%, to $1.08 billion compared to the same period in 2013. The decrease was primarily attributable to a decrease in equipment costs of $120.5 million related to the decrease in sales of set-top boxes and related accessories to

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

  DISH Network, offset partially by an increase of $7.8 million in cost of sales related to the increase in sales of set-top boxes and related accessories to our international customers.

  Cost of sales—equipment from our Hughes segment for the year ended December 31, 2014 decreased by $28.1 million, or 11.8%, to $209.0 million compared to the same period in 2013. The decrease was primarily attributable to reductions in (i) equipment costs of $28.6 million resulting from lower sales of broadband equipment to dishNET and (ii) equipment development costs of $6.0 million for DISH Network as compared to the same period in 2013. These decreases were partially offset by higher equipment costs associated with the increase in sales of broadband equipment to our international enterprise customers and telecom systems equipment.

Cost of sales—services and other.    "Cost of sales—services and other" totaled $838.9 million for the year ended December 31, 2014, an increase of $62.8 million, or 8.1%, compared to the same period in 2013.

  Cost of sales—services and other from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $11.8 million, or 5.4%, to $231.5 million compared to the same period in 2013. The increase was primarily due to an increase in support costs of $17.4 million related to engineering and uplink services provided in 2014 compared to the same period in 2013, offset partially by a decrease in system integration solutions costs of $5.3 million.

  Cost of sales—services and other from our Hughes segment for the year ended December 31, 2014 increased by $33.2 million, or 7.4%, to $483.4 million compared to the same period in 2013. The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

  Cost of sales—services and other related to our other operations and satellite development activities for the year ended December 31, 2014 increased by $18.0 million, or 36.6%, to $67.3 million compared to the same period in 2013. The increase was primarily due to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $372.0 million for the year ended December 31, 2014, an increase of $13.5 million, or 3.8%, compared to the same period in 2013. The increase was mainly due to a $16.4 million increase in marketing expenses primarily in our Hughes segment and an increase of $1.8 million in professional fees, offset partially by a $4.0 million decrease in personnel and other employee-related expenses.

Research and development.    "Research and development" expenses totaled $60.9 million for the year ended December 31, 2014, a decrease of $7.1 million or 10.4%, compared to the same period in 2013. The decrease was primarily due to reductions of research and development related activities in our EchoStar Technologies and Hughes segments of $5.4 million and $1.7 million, respectively. The Company's research and development activities vary based on the activity level and scope of other engineering and customer related development contracts. Research and development expenses within our EchoStar Technologies segment decreased primarily due to an increased amount of customer funded projects, which is included in cost of sales. Additionally, the decrease in research and development expenses in our Hughes segment was primarily due to a $6.1 million increase in the development of software projects for products and features to be marketed or sold to customers that were eligible to be capitalized.

Depreciation and amortization.    "Depreciation and amortization" expense totaled $556.7 million for the year ended December 31, 2014, an increase of $49.6 million or 9.8%, compared to the same period in 2013. The increase was primarily related to an increase in depreciation of $39.7 million from our

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase in depreciation of $18.6 million associated with customer rental equipment from our Hughes segment, and an increase of $4.5 million in amortization expense for the regulatory authorizations with finite useful lives. The increase in depreciation and amortization was partially offset by a decrease in depreciation of $5.7 million due to the impairment of the EchoStar XII satellite's carrying amount that occurred in the second quarter of 2013, a decrease in depreciation of $3.7 million attributable to EchoStar VIII satellite as it was fully depreciated as of September 2014 and a decrease in depreciation of $3.3 million relating to the retirement of certain machinery and equipment.

Impairment of long-lived assets.    "Impairment of long-lived assets" totaled zero for the year ended December 31, 2014, a decrease of $38.4 million, compared to the same period in 2013, due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a $3.8 million impairment of goodwill of our EchoStar Technologies segment in December 2013. See Note 10 in the notes to consolidated financial statements for further discussion of the impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $171.3 million for the year ended December 31, 2014, a decrease of $21.2 million, or 11.0%, compared to the same period in 2013. The decrease was due to higher capitalized interest of $19.8 million associated with the construction of our EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EUTELSAT 65 West A satellites in the year ended December 31, 2014 compared to the same period in 2013.

Realized gains on marketable investment securities and other investments, net.    "Realized gains on marketable investment securities and other investments, net" totaled $41.3 thousand for the year ended December 31, 2014, a decrease of $38.3 million, compared to the same period in 2013. The decrease was primarily related to a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 and a gain of $2.6 million that resulted from the conversion of one of our investments into a marketable investment security in 2013.

Equity in earnings (losses) of unconsolidated affiliates, net.    "Equity in earnings (losses) of unconsolidated affiliates, net" totaled $8.2 million for the year ended December 31, 2014, an increase of $13.2 million, compared to the same period in 2013. The increase was primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings of Dish Mexico to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico's inception-to-date net income, offset partially by a $5.6 million increase in equity in losses in Dish Mexico when compared to the same period in 2013. In addition, the increase was also attributable to the decrease in equity in losses of $6.4 million from our investment in Sling TV, formerly DISH Digital Holding L.L.C, due to our exchange of our one-third voting interest in Sling TV which we accounted for using the equity method, for a 10.0% non-voting interest in Sling TV, which we account for using the cost method beginning in August 2014. See Note 6 in the notes to consolidated financial statements for more information regarding our investment in Dish Mexico and Sling TV.

Other, net.    "Other, net" totaled $4.3 million for the year ended December 31, 2014, a decrease of $2.7 million, or 38.9%, compared to the same period in 2013. The decrease was primarily attributable to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013. This decrease was partially offset by a gain of $5.8 million in 2014 related

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

to our investment in TerreStar. See Note 6 in the notes to consolidated financial statements for further discussion of our investment in TerreStar.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $902.6 million for the year ended December 31, 2014, an increase of $252.5 million, or 38.8%, compared to the same period in 2013. The increase was primarily due to an increase in operating income, excluding depreciation and amortization and the net loss attributable to noncontrolling interests, of $280.3 million, an increase of $13.2 million in equity from earnings of unconsolidated affiliates, net and a gain of $5.8 million related to our investment in TerreStar for the year ended December 31, 2014. The increase was partially offset by a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013, a non-recurring gain of $6.7 million recognized in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite, a gain of $2.6 million that resulted from the conversion of one of our investments into a marketable investment security in 2013 and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$902,581	$650,097	$252,484	38.8
Interest income and expense, net	(162,247)	(177,898)	15,651	(8.8)
Depreciation and amortization	(556,676)	(507,111)	(49,565)	9.8
Net loss attributable to noncontrolling interest in HSS Tracking Stock	(6,714)	—	(6,714)	*
Net income attributable to other noncontrolling interests	1,389	876	513	58.6

Income (loss) before income taxes	$178,333	$(34,036)	$212,369	*

*
Percentage is not meaningful.

Income tax benefit (provision), net.    Income tax expense was $30.8 million for the year ended December 31, 2014, compared to an income tax benefit of $37.4 million for the same period in 2013. Our effective income tax rate was 17.3% for the year ended December 31, 2014 compared to 110.0% for the same period in 2013. The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to changes of our valuation allowance associated with realized and unrealized losses that are capital in nature, research and experimentation tax credits, and a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the decrease of our valuation allowance associated with realized and unrealized losses that are capital in nature, current year research and experimentation tax credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to EchoStar.    Net income attributable to EchoStar was $152.9 million for the year ended December 31, 2014, an increase of $150.3 million, compared to the same period in 2013. The increase was primarily due to higher operating income, including depreciation and amortization, of $224.5 million, an increase in capitalized interest of $19.8 million associated with the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EUTELSAT 65 West A satellites, an increase of $13.2 million in equity in earnings of unconsolidated affiliates, net, and an increase of $6.7 million in the net loss attributable to noncontrolling interest in HSS Tracking Stock. The increase in "Net income attributable to EchoStar" was partially offset by a decrease of $68.2 million in income tax benefit, a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013, a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013, and a decrease of $5.6 million in interest income due to lower market interest rates.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

For the Years Ended December 31, 2014	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
Total revenue	$1,609,820	$1,327,718	$484,455	$23,585	$3,445,578
Capital expenditures	$48,616	$218,607	$28,734	$384,069	$680,026
EBITDA	$152,439	$356,871	$419,442	$(26,171)	$902,581
For the Years Ended December 31, 2013
Total revenue	$1,715,991	$1,218,126	$330,177	$18,158	$3,282,452
Capital expenditures	$56,935	$186,561	$12,700	$135,677	$391,873
EBITDA	$136,057	$281,513	$235,993	$(3,466)	$650,097

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,609,820	$1,715,991	$(106,171)	(6.2)
Capital expenditures	$48,616	$56,935	$(8,319)	(14.6)
EBITDA	$152,439	$136,057	$16,382	12.0

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2014 decreased by $106.2 million, or 6.2%, compared to the same period in 2013, primarily resulting from a decrease of $128.3 million in equipment revenue earned from DISH Network, offset partially by an increase of $10.0 million in other equipment revenue, a $8.1 million increase in service revenue from DISH Network and a $4.0 million increase in other service revenue.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2014 decreased by $8.3 million, or 14.6%, compared to the same period in 2013, primarily due to a decrease of $7.5 million in expenditures related to our digital broadcast center.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2014 was $152.4 million, an increase of $16.4 million or 12.0%, compared to the same period in 2013. The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $14.5 million in selling, general and administrative expenses, a decrease of $5.4 million in research and development, and a decrease of $3.8 million in impairment of goodwill, partially offset by a $4.2 million decrease in gross margin and an increase of $2.6 million in foreign exchange losses.

Hughes Segment

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,327,718	$1,218,126	$109,592	9.0
Capital expenditures	$218,607	$186,561	$32,046	17.2
EBITDA	$356,871	$281,513	$75,358	26.8

Revenue

Hughes segment total revenue for the year ended December 31, 2014 increased by $109.6 million, or 9.0%, compared to the same period in 2013, primarily due to an increase in service revenue of $94.6 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, an increase of $36.0 million in service revenue from DISH Network as a result of the increase in wholesale subscribers on dishNET and an increase in other equipment revenue of $16.1 million. The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $37.2 million.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2014 increased by $32.0 million, or 17.2%, compared to the same period in 2013, primarily due to an increase in expenditures related to EUTELSAT 65 West A and the EchoStar XIX ground infrastructure. Capital expenditures for the construction and launch of EchoStar XIX are reported in "All Other and Eliminations" in our segment reporting.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2014 was $356.9 million, an increase of $75.4 million or 26.8%, compared to the same period in 2013. The increase was primarily attributable to a $104.6 million increase in gross margin, partially offset by a $26.0 million increase in selling, general and administrative expenses and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$484,455	$330,177	$154,278	46.7
Capital expenditures	$28,734	$12,700	$16,034	*
EBITDA	$419,442	$235,993	$183,449	77.7

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2014 increased by $154.3 million, or 46.7%, compared to the same period in 2013, due to a $154.3 million increase in service revenue, primarily related to satellite services provided to DISH Network on the satellites received as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2014 increased by $16.0 million, compared to the same period in 2013, primarily due to an increase in the satellite expenditures related to the EchoStar 105/SES-11 satellite of $28.5 million in 2014, partially offset by a decrease in satellite expenditures related to the EchoStar XVI satellite of $12.3 million in 2013. Capital expenditures for our EchoStar XXI and EchoStar XXIII satellite programs are reported in our corporate and other activities.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2014 was $419.4 million, an increase of $183.4 million or 77.7%, compared to the same period in 2013. The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $154.4 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013. The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

All Other and Eliminations

Capital Expenditures

For the year ended December 31, 2014, All Other and Eliminations capital expenditures increased by $248.4 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XXI satellite of $103.4 million, the EchoStar XIX satellite of $102.7 million, and the EchoStar XXIII satellite of $48.1 million. The increases in satellite expenditures were partially offset by a $4.8 million expenditure related to a launch contract in 2013. The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the European Union. EchoStar XXIII is expected to launch in the second half of 2016 and will be initially deployed at 45 degree west longitude orbital location.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

EBITDA

For the year ended December 31, 2014, All Other and Eliminations EBITDA was a loss of $26.2 million, compared to a loss of $3.5 million for the same period in 2013. The $22.7 million decrease in EBITDA was primarily due to a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013, an increase of $15.7 million in cost of sales relating to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013, which has not been assigned to any of our segments, offset partially by an increase of $13.2 million in equity in earnings of unconsolidated affiliates, net, an increase of $6.7 million in the net loss attributable to noncontrolling interest in HSS Tracking Stock and a gain of $5.8 million related to our investment in TerreStar.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Years Ended December 31,		Variance
Statements of Operations Data(1)	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue—DISH Network	$1,311,446	$1,028,588	$282,858	27.5
Equipment revenue—other	347,910	621,495	(273,585)	(44.0)
Services and other revenue—DISH Network	620,189	515,176	105,013	20.4
Services and other revenue—other	1,002,907	956,445	46,462	4.9

Total revenue	3,282,452	3,121,704	160,748	5.1

Costs and Expenses:
Cost of sales—equipment	1,430,777	1,397,512	33,265	2.4
% of Total equipment revenue	86.2%	84.7%
Cost of sales—services and other	776,121	691,922	84,199	12.2
% of Total services and other revenue	47.8%	47.0%
Selling, general and administrative expenses	358,499	372,644	(14,145)	(3.8)
% of Total revenue	10.9%	11.9%
Research and development expenses	67,942	69,649	(1,707)	(2.5)
% of Total revenue	2.1%	2.2%
Depreciation and amortization	507,111	457,326	49,785	10.9
Impairment of long-lived assets	38,415	32,765	5,650	17.2

Total costs and expenses	3,178,865	3,021,818	157,047	5.2

Operating income	103,587	99,886	3,701	3.7

Other Income (Expense):
Interest income	14,656	11,176	3,480	31.1
Interest expense, net of amounts capitalized	(192,554)	(153,029)	(39,525)	25.8
Realized gains on marketable investment securities and other investments, net	38,341	177,558	(139,217)	(78.4)
Equity in losses of unconsolidated affiliates, net	(5,024)	(438)	(4,586)	*
Other, net	6,958	59,531	(52,573)	(88.3)

Total other income (expense), net	(137,623)	94,798	(232,421)	*

Income (loss) before income taxes	(34,036)	194,684	(228,720)	*
Income tax benefit, net	37,437	16,329	21,108	*

Net income	3,401	211,013	(207,612)	(98.4)
Less: Net income (loss) attributable to other noncontrolling interests	876	(35)	911	*

Net income attributable to EchoStar	$2,525	$211,048	$(208,523)	(98.8)

Other Data:
EBITDA	$650,097	$793,898	$(143,801)	(18.1)

Subscribers, end of period	860,000	636,000	224,000	35.2

*
Percentage is not meaningful.

(1)
An explanation of our key metrics is included on pages 74 and 75.

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

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $192.6 million for the year ended December 31, 2013, an increase of $39.5 million or 25.8%, compared to the same period in 2012. The increase was mainly due to a $45.1 million decrease in capitalized interest associated with the EchoStar XVII and EchoStar XVI satellites which were placed into service in October 2012 and January 2013, respectively, partially offset by the capitalization of interest expense of $4.0 million primarily related to the construction of the EchoStar XIX and the EchoStar XXI satellites in 2013.

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

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $650.1 million for the year ended December 31, 2013, a decrease of $143.8 million, or 18.1%, compared to the same period in 2012. The decrease was primarily due to a decrease in gains of $139.2 million recognized from the sale of certain strategic investments in several public companies in 2012, a non-recurring dividend of $46.0 million received from a strategic investment in 2012, a decrease in gains of $5.9 million arising from reductions of the capital lease obligation for the AMC-16 satellite when compared to the same period in 2012, and a decrease of $4.6 million in equity in earnings of unconsolidated affiliates. These

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

decreases were partially offset by a $53.5 million increase in operating income, exclusive of depreciation and amortization. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$650,097	$793,898	$(143,801)	(18.1)
Interest income and expense, net	(177,898)	(141,853)	(36,045)	25.4
Depreciation and amortization	(507,111)	(457,326)	(49,785)	10.9
Net income attributable to other noncontrolling interests	876	(35)	911	*

Income (loss) before income taxes	$(34,036)	$194,684	$(228,720)	*

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

Net income attributable to EchoStar.    Net income attributable to EchoStar was $2.5 million for the year ended December 31, 2013, a decrease of $208.5 million, or 98.8%, compared to the same period in 2012. The change was primarily due to a decrease in gains of $139.2 million recognized from the sale of marketable investment securities and other investments in 2012, a gain recognized in 2012 associated with a non-recurring dividend of $46.0 million received from a strategic investment that was not received in 2013, a decrease in capitalized interest of $45.1 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively, and a decrease in other income of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite when compared to the same period in 2012. These reductions were offset partially by an increase of $21.1 million in income tax benefit, the capitalization of interest expense of $4.0 million primarily related to the construction of the EchoStar XIX and the EchoStar XXI satellites in 2013, and an increase in operating income of $3.7 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

For the Years Ended December 31, 2013	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
Total revenue	$1,715,991	$1,218,126	$330,177	$18,158	$3,282,452
Capital expenditures	$56,935	$186,561	$12,700	$135,677	$391,873
EBITDA	$136,057	$281,513	$235,993	$(3,466)	$650,097
For the Years Ended December 31, 2012
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
Capital expenditures	$69,809	$292,222	$118,998	$31,976	$513,005
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$1,715,991	$1,660,029	$55,962	3.4
Capital expenditures	$56,935	$69,809	$(12,874)	(18.4)
EBITDA	$136,057	$110,933	$25,124	22.6

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

All Other and Eliminations

Capital Expenditures

For the year ended December 31, 2013 capital expenditures increased by $103.7 million compared to the same period in 2012, primarily related to the increase in satellite expenditures on the EchoStar XIX satellite of $100.8 million and the EchoStar XXI satellite of $13.9 million. The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the EchoStar XXI satellite is intended to be used by Solaris Mobile in providing mobile satellite services in the EU.

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

December 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.69 billion compared to $1.62 billion as of December 31, 2013, an increase of $67.5 million.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes ("VRDNs"). VRDNs are long term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on the same day or on a five business day settlement basis. As of December 31, 2014 and 2013, we held VRDNs, within our current marketable investment securities portfolio, with fair values of $4.3 million and $34.7 million, respectively. Our other current marketable investment securities portfolio consists primarily of corporate and government bonds. As of December 31, 2014 and 2013, we held $1.09 billion and $918.2 million, respectively, of corporate and government bonds and other investment securities.

The following discussion highlights our cash flow activities for the years ended December 31, 2014, 2013 and 2012.

Cash flows from operating activities.    We typically reinvest the cash flow from operating activities in our business. For the years ended December 31, 2014, 2013 and 2012, we reported net cash inflows from operating activities of $840.1 million, $450.5 million and $505.1 million, respectively.

Net cash flows from operating activities for the year ended December 31, 2014 increased by $389.6 million compared to the same period in 2013. The increase was primarily attributable to higher net income of $252.9 million adjusted to exclude: (i) "Depreciation and amortization;" (ii) "Equity in losses of unconsolidated affiliates, net;" (iii) "Realized gains on marketable investment securities and other investments, net;" (iv) "Impairment of long-lived asset," (v) "Stock-based compensation;" (vi) "Deferred tax benefit (provision);" and (vii) "Other, net." In addition, net cash inflows were increased by $136.7 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Net cash flows from operating activities for the year ended December 31, 2013 decreased by $54.6 million compared to the same period in 2012. The decrease was primarily attributable to lower net income of $33.8 million adjusted to exclude: (i) "Depreciation and amortization;" (ii) "Realized gains on marketable investment securities and other investments, net;" (iii) "Equity in losses (earnings) of unconsolidated affiliates, net;" (iv) "Impairment of long-lived assets", (v) "Stock-based compensation;" (vi) "Deferred tax benefit;" and (vii) "Other, net." In addition, net cash inflows decreased by $20.8 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.    Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments. For the years ended December 31, 2014, 2013 and 2012, we reported net cash outflows from investing activities of $887.6 million, $570.3 million and $346.8 million, respectively.

Net cash outflows from investing activities for the year ended December 31, 2014 increased by $317.3 million compared to the same period in 2013. The increase in cash outflows primarily related to a $288.2 million increase in capital expenditures in 2014 when compared to the same period in 2013, a

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

decrease of $15.7 million in restricted cash and marketable investment securities, and an increase of $11.6 million in capital contributions to certain investees.

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

Cash flows from financing activities.    Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and the proceeds from Class A common stock options exercised and stock issued under our Employee Stock Purchase Plan. For the years ended December 31, 2014, 2013 and 2012, we reported net cash outflows from financing activities of $35.1 million, net cash inflows from financing activities of $18.3 million and net cash outflows from financing activities of $44.0 million, respectively.

Net cash outflows from financing activities increased by $53.4 million for the year ended December 31, 2014 compared to the same period in 2013. The increase in cash outflows was primarily due to lower proceeds of $42.4 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, a decrease of $19.9 million in excess tax benefits from stock option exercises, and an increase of $5.7 million for in-orbit incentive obligation payments, which was partially offset by proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of Hughes Retail preferred tracking stock and a decrease of $5.5 million in capital lease obligation payments.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2014:

	Payments Due in the Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt	$2,001,240	$1,234	$6	$—	$—	$1,100,000	$900,000
Capital lease obligations	366,447	40,678	29,724	32,697	36,232	40,114	187,002
Interest on long-term debt and capital lease obligations	962,957	176,044	173,085	169,924	166,410	126,962	150,532
Satellite-related obligations	1,265,685	569,895	251,177	74,479	59,802	54,727	255,605
Operating lease obligations	66,117	21,731	16,757	11,614	5,126	3,776	7,113
Purchase and other obligations	189,452	186,118	1,667	1,667	—	—	—

Total	$4,851,898	$995,700	$472,416	$290,381	$267,570	$1,325,579	$1,500,252

"Satellite-related obligations" primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, as well as commitments for long term satellite operating leases and transponder capacity arrangements.

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

As of December 31, 2014, we had $45.6 million of letters of credit and insurance bonds. Of this amount, $16.9 million was secured by restricted cash; $14.6 million related to insurance bonds; and $14.1 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

As of December 31, 2014, we had foreign currency forward contracts with a notional value of $5.0 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure. However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. Although we are not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for EchoStar XV, we are liable for any damage caused by our use of the satellite and therefore we carry third-party insurance on EchoStar XV. The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites. There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs. Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network's needs for equipment and services. To the extent that DISH Network's gross subscriber additions decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components as well as broadband services provided to DISH Network may decline, which in turn could have a material adverse effect on our financial position and results of operations. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of December 31, 2014, our total indebtedness was $2.37 billion, of which $366.4 million related to capital lease obligations. Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

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

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2015. For the years ended December 31, 2014, 2013 and 2012, we did not repurchase any common stock under this plan.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in the notes to consolidated financial statements in Item 15 of this report. We base our estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods. The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 3 in the notes to consolidated financial statements in Item 15 of this report.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets

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

As of December 31, 2014, our goodwill consisted primarily of goodwill assigned to reporting units of the Hughes segment. We test such goodwill annually in our second fiscal quarter. Based on our qualitative assessment of impairment of the goodwill assigned to the Hughes segment in the second quarter of 2014 and 2013, we determined that no further testing of goodwill for impairment was necessary as it was more likely than not that the fair values of the Hughes segment reporting units exceeded their corresponding carrying amounts. Our qualitative assessments considered the results of

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

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

Revenue Recognition

Our Hughes segment enters into contracts to design, develop, and deliver telecommunication networks to customers in our enterprise and mobile satellite systems markets. Those contracts require significant effort to develop and construct the network over an extended time period. Revenue from such contracts is recognized using the percentage-of-completion method. Depending on the nature of the arrangement, we measure progress toward completion using the cost-to-cost method or the units-of-delivery method. Under the cost-to-cost method, revenue reflects the ratio of costs incurred to estimated total costs at completion. Under the units-of-delivery method, revenue and related costs are recognized as products are delivered based on the expected profit for the entire agreement. Profit margins on long-term contracts are based on estimates of total revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. Changes in our periodic estimates for these contracts could result in significant adjustments to our revenue or costs, which could be material to our consolidated results of operations.

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as for operating loss and tax credit carryforwards. Determining necessary valuation allowances for deferred tax assets requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. We periodically evaluate the need for valuation allowances based on both historical evidence, including trends, and future expectations. Our future operating results and other events and circumstances could have a significant effect on the realization of tax benefits. Those future events and circumstances could require significant adjustments to our valuation allowances in future periods, which could be material to our consolidated results of operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Management evaluates the recognition and measurement of uncertain tax positions based on applicable tax law, regulations, case law, administrative rulings and pronouncements, and the facts and circumstances surrounding the tax position. Changes in our estimates related to the recognition and measurement of the amount recorded for uncertain tax positions could result in significant adjustments to our income tax provision or benefit in future periods, which could be material to our consolidated results of operations.

Contingent Liabilities

We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred. A significant amount of management judgment is required in determining whether an accrual should be recorded for a loss contingency and the amount of such accrual. Estimates generally are developed in consultation with legal counsel and are based on an analysis of potential outcomes. Due to the inherent uncertainty in determining the likelihood of potential outcomes and the potential financial statement impact of such outcomes, it is possible that upon further development or resolution of a contingent matter, charges related to existing loss contingencies could be recorded in future periods, which could be material to our consolidated results of operations and financial position.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3 in the notes to consolidated financial statements in Item 15 of this report. We are assessing the impact of adopting the recently issued accounting pronouncements on our consolidated financial statements and related disclosures.

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

For our Hughes segment, service revenue is generally not impacted by seasonal fluctuations other than those associated with fluctuations related to sales and promotional activities. However, like many communications infrastructure equipment vendors, a higher amount of our hardware revenue occurs in the second half of the year due to our customers' annual procurement and budget cycles. Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is six to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. In the Hughes consumer business, we see a similar seasonality for consumer acquisitions, and therefore hardware revenue, as is seen in the consumer and retail sectors where the first and fourth calendar quarters tend to be higher than the second and third quarters.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" primarily includes sales of digital set-top boxes and related components, including Slingbox products and related hardware products, and sales of satellite broadband equipment and related equipment, primarily related to the Hughes service, to DISH Network.

Equipment revenue—other.    "Equipment revenue—other" primarily includes sales of digital set-top boxes and related components to Bell TV, Dish Mexico and other domestic and international customers, including sales of Slingbox products and related hardware products, and sales of broadband equipment and networks to customers in our enterprise and consumer markets.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" primarily includes revenue associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to DISH Network. Beginning in October 2012, "Services and other revenue—DISH Network" also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue—other.    "Services and other revenue—other" primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. "Services and other revenue—other" also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Cost of sales—equipment.    "Cost of sales—equipment" principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingbox products and related hardware products. "Cost of sales—equipment" also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

Cost of sales—services and other.    "Cost of sales—services and other" primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. "Cost of sales—services and other" also includes the costs associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, product support and development of applications for set-top boxes, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

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

Impairment of long-lived assets.    "Impairment of long-lived assets" includes our impairment losses related to our property and equipment, goodwill and other intangible assets.

Interest income.    "Interest income" primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including premium amortization and discount accretion on debt securities.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA").    EBITDA is defined as "Net income (loss) attributable to EchoStar" excluding "Interest expense, net of amounts capitalized," "Interest income," "Income tax benefit (provision), net" and "Depreciation and amortization." EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to "Income (loss) before income taxes" in our discussion of "Results of Operations" above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $1.69 billion. Of this amount, a total of $1.65 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $1.65 billion as of December 31, 2014, a hypothetical 10% change in average interest rates during 2014 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2014 of 0.6%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2014 would have resulted in a decrease of approximately $0.9 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2014, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $41.7 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $4.2 million in the fair value of these investments.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of December 31, 2014, we had $18.9 million of restricted cash and marketable investment securities invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of December 31, 2014, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of December 31, 2014, we had $160.0 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $16.0 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars. Our international business is conducted in a variety of foreign currencies and it is therefore exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2014, we had $16.8 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $5.0 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2014. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $20.1 million as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Item 9A.    CONTROLS AND PROCEDURES—Continued

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2014, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on pages 16-18 of this report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2014, under the caption "Executive Compensation and Other Information," which information is hereby incorporated herein by reference.

The information required by this Item with respect to our code of ethics is contained in Part I of this Form 10-K under the caption "Item 1: Business—Website Access."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2014, under the captions "Election of Directors," "Equity Security Ownership" and "Equity Compensation Plan Information," which information is hereby incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2014, under the caption "Certain Relationships and Related Party Transactions," which information is hereby incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2014, under the caption "Principal Accountant Fees and Services," which information is hereby incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements

  (2)
  Financial Statement Schedules

  (3)
  Exhibits

2.1	*	Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

2.2	*	Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040).****

3.1	*	Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of EchoStar Corporation's Form 10 dated December 12, 2007, Commission File No. 001-33807), as amended by the Amendment to the Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation's Current Report on Form 8-K filed January 25, 2008, Commission File No. 001-33807).

3.2	*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation's Form 10 dated December 12, 2007, Commission File No. 001-33807).

3.3	*	EchoStar Corporation Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions, and Relative Rights of the Hughes Retail Preferred Tracking Stock (incorporated by reference to Exhibit 3.1 to EchoStar Corporation's Current Report on Form 8-K filed March 3, 2014, Commission File No. 001-33807)

4.1	*	Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

4.2	*	Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.3	*	Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.4	*	Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.5	*	Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.6	*	Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.7	*	Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.8	*	Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Commission File No. 001-33807)..

4.9	*	Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Commission File No. 001-33807).

4.10	*	Joinder Agreement, dated as of March 28, 2014, to the Security Agreement dated as of June 8, 2011, by and among EchoStar XI Holding L.L.C., EchoStar XIV Holding L.L.C., and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed May 9, 2014, Commission File No. 001-33807).

10.1	*	Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.2	*	Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.3	*	Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.5	*	Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.6	*	Agreement between HTS, DISH Network L.L.C. and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1996, as amended, Commission File No. 0-26176).

10.7	*	Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, Commission File No. 0-26176).

10.8	*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No. 0-26176).***

10.9	*	Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***

10.10	*	Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176).***

10.11	*	Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.12	*	Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.13	*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.14	*	Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

10.15	*	Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.16	*	Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176).***

10.17	*	Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.18	*	Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.19	*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.20	*	Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.21	*	Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.22	*	Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10.23	*	Pricing Agreement, dated March 11, 2008, by and among EchoStar Technologies L.L.C., Bell ExpressVu Inc., in its capacity as General Partner of Bell ExpressVu Limited Partnership, Bell Distribution Inc., and Bell Canada (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2008, Commission File No. 001-33807).***

10.24	*	QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.25	*	QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.26	*	Bell TV Pricing Amendment, dated February 6, 2009, between EchoStar Corporation and Bell TV (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.27	*	Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.28	*	Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.29	*	Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.30	*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.31	*	NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.32	*	Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.33	*	Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).

10.34	*	Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.35	*	Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.36	*	EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.37	*	Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.38	*	Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).***

10.39	*	Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).***

10.40	*	Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.41	*	Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).

10.42	*	Memorandum of Understanding, dated May 6, 2011 among EchoStar Global B.V., EchoStar Technologies L.L.C., Bell ExpressVu Inc., Bell ExpressVu Limited Partnership, Bell Mobility Inc., and Bell Canada (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).***

10.43	*	Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed August 9, 2011, Commission File No. 001-33807).

10.44	*	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A of EchoStar Corporation filed February 21, 2012, Commission File No. 001-33807).***

10.45	*	Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation filed May 7, 2012, Commission File No. 001-33807).***

10.46	*	Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 7, 2012, Commission File No. 001-33807).***

10.47	*	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated as of December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of EchoStar Corporation, filed February 20, 2013, Commission File No. 001-33807).***

10.48	*	Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

10.49	*	Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

10.50	*	Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C.*

21	(H)	Subsidiaries of EchoStar Corporation.

23	(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf and C. Michael Schroeder.

31.1	(H)	Section 302 Certification of Chief Executive Officer.

31.2	(H)	Section 302 Certification of Chief Financial Officer.

32.1	(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group

101		The following materials from the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2014, filed on February 20, 2015, formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. DUGAN Michael T. Dugan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2015
/s/ DAVID J. RAYNER David J. Rayner	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 20, 2015
* Charles W. Ergen	Chairman	February 20, 2015
* R. Stanton Dodge	Director	February 20, 2015
* Anthony M. Federico	Director	February 20, 2015
* Pradman P. Kaul	Director	February 20, 2015

Signature		Title	Date

* Tom A. Ortolf		Director	February 20, 2015
* C. Michael Schroeder		Director	February 20, 2015
*By:	/s/ DEAN A. MANSON Dean A. Manson Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedules I and II listed in Item 15. We also have audited EchoStar Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on EchoStar Corporation's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

/s/ KPMG LLP
Denver, Colorado
February 20, 2015

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$549,053	$634,119
Marketable investment securities	1,139,103	986,533
Trade accounts receivable, net of allowance for doubtful accounts of $14,188 and $13,237, respectively	163,232	159,292
Trade accounts receivable—DISH Network, net of allowance for doubtful accounts of zero	251,669	355,135
Inventory	62,963	66,084
Prepaid expenses	67,164	55,400
Deferred tax assets	87,208	69,633
Other current assets	7,699	29,930

Total current assets	2,328,091	2,356,126

Noncurrent Assets:
Restricted cash and marketable investment securities	18,945	16,137
Property and equipment, net of accumulated depreciation of $2,899,353 and $2,499,889, respectively	3,194,793	2,546,377
Regulatory authorizations, net	568,378	583,900
Goodwill	510,630	504,173
Other intangible assets, net	195,662	262,039
Other investments	159,962	169,771
Other receivable—DISH Network	90,241	89,811
Other noncurrent assets, net	187,296	173,629

Total noncurrent assets	4,925,907	4,345,837

Total assets	$7,253,998	$6,701,963

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$188,282	$201,416
Trade accounts payable—DISH Network	32,474	55,743
Current portion of long-term debt and capital lease obligations	41,912	69,791
Deferred revenue and prepayments	71,708	57,592
Accrued compensation	32,117	30,940
Accrued royalties	27,590	24,010
Accrued expenses and other	123,650	118,953

Total current liabilities	517,733	558,445

Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,325,775	2,352,597
Deferred tax liabilities	679,524	488,206
Other noncurrent liabilities	107,328	76,484

Total noncurrent liabilities	3,112,627	2,917,287

Total liabilities	3,630,360	3,475,732

Commitments and Contingencies (Note 16)
Stockholders' Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding and zero shares issued and outstanding at December 31, 2014 and 2013, respectively	6	—
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014 and 48,370,956 shares issued and 42,838,638 shares outstanding at December 31, 2013	50	48
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2014 and 2013	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2014 and 2013	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2014 and 2013	—	—
Additional paid-in capital	3,706,122	3,502,005
Accumulated other comprehensive loss	(55,856)	(14,655)
Accumulated deficit	(19,040)	(171,914)
Treasury stock, at cost	(98,162)	(98,162)

Total EchoStar stockholders' equity	3,533,168	3,217,370
Noncontrolling interest in HSS Tracking Stock	80,457	—
Other noncontrolling interests	10,013	8,861

Total stockholders' equity	3,623,638	3,226,231

Total liabilities and stockholders' equity	$7,253,998	$6,701,963

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Equipment revenue—DISH Network	$1,145,979	$1,311,446	$1,028,588
Equipment revenue—other	374,049	347,910	621,495
Services and other revenue—DISH Network	828,612	620,189	515,176
Services and other revenue—other	1,096,938	1,002,907	956,445

Total revenue	3,445,578	3,282,452	3,121,704

Costs and Expenses:
Cost of sales—equipment (exclusive of depreciation and amortization)	1,288,998	1,430,777	1,397,512
Cost of sales—services and other (exclusive of depreciation and amortization)	838,918	776,121	691,922
Selling, general and administrative expenses	372,010	358,499	372,644
Research and development expenses	60,886	67,942	69,649
Depreciation and amortization	556,676	507,111	457,326
Impairment of long-lived assets	—	38,415	32,765

Total costs and expenses	3,117,488	3,178,865	3,021,818

Operating income	328,090	103,587	99,886

Other Income (Expense):
Interest income	9,102	14,656	11,176
Interest expense, net of amounts capitalized	(171,349)	(192,554)	(153,029)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale ("AFS") securities out of accumulated other comprehensive loss of $41, $36,312, and $175,223, respectively), net	41	38,341	177,558
Equity in earnings (losses) of unconsolidated affiliates, net	8,198	(5,024)	(438)
Other, net	4,251	6,958	59,531

Total other income (expense), net	(149,757)	(137,623)	94,798

Income (loss) before income taxes	178,333	(34,036)	194,684
Income tax benefit (provision), net	(30,784)	37,437	16,329

Net income	147,549	3,401	211,013
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(6,714)	—	—
Less: Net income (loss) attributable to other noncontrolling interests	1,389	876	(35)

Net income attributable to EchoStar	152,874	2,525	211,048
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(12,394)	—	—

Net income attributable to EchoStar common stock	$165,268	$2,525	$211,048

Weighted-average common shares outstanding—Class A and B common stock:
Basic	91,190	89,405	87,150

Diluted	92,616	90,952	87,959

Earnings per share—Class A and B common stock:
Basic	$1.81	$0.03	$2.42

Diluted	$1.78	$0.03	$2.40

Comprehensive Income (Loss)
Net income	$147,549	$3,401	$211,013

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,935)	(16,394)	(2,501)
Unrealized gains (losses) on AFS securities and other	(9,462)	18,413	30,799
Recognition of previously unrealized gains on AFS securities in net income	(41)	(36,312)	(175,223)

Total other comprehensive loss, net of tax	(41,438)	(34,293)	(146,925)

Comprehensive income (loss)	106,111	(30,892)	64,088
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(6,714)	—	—
Less: Comprehensive income (loss) attributable to other noncontrolling interests	1,152	(10)	59

Comprehensive income (loss) attributable to EchoStar	$111,673	$(30,882)	$64,029

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Hughes Retail Preferred Tracking Stock	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, January 1, 2011	$—	$93	$3,360,301	$165,771	$(385,487)	$(98,162)	$—	$9,110	$3,051,626
Issuances of Class A common stock:
Exercise of stock options	—	—	11,469	—	—	—	—	—	11,469
Employee benefits	—	—	4,282	—	—	—	—	—	4,282
Employee Stock Purchase Plan	—	—	3,929	—	—	—	—	—	3,929
Stock-based compensation	—	—	14,585	—	—	—	—	—	14,585
Other, net	—	—	80	—	—	—	—	168	248
Net income (loss)	—	—	—	—	211,048	—	—	(35)	211,013
Unrealized losses on AFS securities, net and other	—	—	—	(144,424)	—	—	—	—	(144,424)
Foreign currency translation adjustment	—	—	—	(2,595)	—	—	—	94	(2,501)

Balance, December 31, 2012	—	93	3,394,646	18,752	(174,439)	(98,162)	—	9,337	3,150,227

Issuances of Class A common stock:
Exercise of stock options	—	3	61,461	—	—	—	—	—	61,464
Employee benefits	—	—	4,761	—	—	—	—	—	4,761
Employee Stock Purchase Plan	—	—	9,783	—	—	—	—	—	9,783
Stock-based compensation	—	—	18,353	—	—	—	—	—	18,353
Excess tax benefit from stock option exercises	—	—	12,663	—	—	—	—	—	12,663
Other, net	—	—	338	—	—	—	—	(466)	(128)
Net income	—	—	—	—	2,525	—	—	876	3,401
Unrealized losses on AFS securities, net and other	—	—	—	(17,899)	—	—	—	—	(17,899)
Foreign currency translation adjustment	—	—	—	(15,508)	—	—	—	(886)	(16,394)

Balance, December 31, 2013	—	96	3,502,005	(14,655)	(171,914)	(98,162)	—	8,861	3,226,231

Issuances of Class A common stock:
Exercise of stock options	—	2	16,708	—	—	—	—	—	16,710
Employee benefits	—	—	10,316	—	—	—	—	—	10,316
Employee Stock Purchase Plan	—	—	12,147	—	—	—	—	—	12,147
Stock-based compensation	—	—	14,683	—	—	—	—	—	14,683
Issuance of Hughes Retail Preferred Tracking Stock (Note 2)	6	—	163,510	—	—	—	87,171	—	250,687
DISH Digital exchange (Note 6)	—	—	8,843	—	—	—	—	—	8,843
EchoStar XXI option payment, net (Note 9)	—	—	(9,569)	—	—	—	—	—	(9,569)
Excess tax benefit from stock option exercises	—	—	(7,252)	—	—	—	—	—	(7,252)
R&D credits utilized by DISH Network, net	—	—	(5,269)	—	—	—	—	—	(5,269)
Net income (loss)	—	—	—	—	152,874	—	(6,714)	1,389	147,549
Unrealized losses on AFS securities, net and other	—	—	—	(9,503)	—	—	—	—	(9,503)
Foreign currency translation adjustment	—	—	—	(31,698)	—	—	—	(237)	(31,935)

Balance, December 31, 2014	$6	$98	$3,706,122	$(55,856)	$(19,040)	$(98,162)	$80,457	$10,013	$3,623,638

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$147,549	$3,401	$211,013
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	556,676	507,111	457,326
Equity in (earnings) losses of unconsolidated affiliates, net	(8,198)	5,024	438
Realized gains on marketable investment securities and other investments, net	(41)	(38,341)	(177,558)
Impairment of long-lived assets	—	38,415	32,765
Stock-based compensation	14,683	18,353	14,585
Deferred tax provision (benefit)	31,742	(35,780)	(1,075)
Changes in current assets and current liabilities, net:
Trade accounts receivable	(18,023)	42,580	1,357
Allowance for doubtful accounts	950	(2,995)	(1,590)
Trade accounts receivable—DISH Network	104,051	(77,790)	(56,735)
Inventory	2,608	16,529	(16,109)
Other current assets	9,930	5,182	10,447
Trade accounts payable	(22,230)	(76,497)	65,577
Trade accounts payable—DISH Network	(26,508)	28,783	10,597
Accrued expenses and other	26,469	38,085	(18,197)
Changes in noncurrent assets and noncurrent liabilities, net	(8,305)	(41,650)	(42,302)
Other, net	28,778	20,097	14,610

Net cash flows from operating activities	840,131	450,507	505,149

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(1,523,514)	(1,080,437)	(971,154)
Sales and maturities of marketable investment securities	1,353,157	912,030	1,248,748
Purchases of property and equipment	(680,026)	(391,873)	(513,005)
Changes in restricted cash and marketable investment securities	(2,808)	12,908	(4,759)
Capital contribution to DISH Digital	(18,569)	(7,000)	—
Acquisition of regulatory authorizations	—	(41,748)	(98,477)
Proceeds from asset transfer to DISH Network	—	40,398	—
Purchase of strategic investments	(35)	(428)	(2,608)
Distribution received from investment in affiliates	—	—	7,500
Other, net	(15,795)	(14,139)	(13,026)

Net cash flows from investing activities	(887,590)	(570,289)	(346,781)

Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under
the Employee Stock Purchase Plan	28,857	71,247	15,398
Repayment of long-term debt and capital lease obligations	(63,122)	(68,225)	(60,022)
Net proceeds from issuance of Tracking Stock (Note 2)	7,526	—	—
Excess tax benefit from stock option exercises	(7,252)	12,663	—
Other	(1,105)	2,641	648

Net cash flows from financing activities	(35,096)	18,326	(43,976)

Effect of exchange rates on cash and cash equivalents	(2,511)	3,961	3,187

Net increase (decrease) in cash and cash equivalents	(85,066)	(97,495)	117,579
Cash and cash equivalents, beginning of period	634,119	731,614	614,035

Cash and cash equivalents, end of period	$549,053	$634,119	$731,614

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$188,087	$188,331	$192,611

Capitalized interest	$23,774	$3,968	$45,497

Cash paid for income taxes	$14,221	$16,728	$15,798

Employee benefits paid in Class A common stock	$10,316	$4,761	$4,282

Satellites and other assets financed under capital lease obligations	$3,312	$5,316	$30,317

Increase (decrease) in capital expenditures included in accounts payable, net	$11,436	$(8,921)	$16,812

Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$386,691	$—	$—

Assets received from DISH Digital (Note 6)	$34,075	$—	$—

Capitalized in-orbit incentive obligations	$—	$18,000	$24,950

Reduction of capital lease obligation for AMC-16	$—	$6,694	$12,599

Liabilities assumed in regulatory authorization acquisition	$—	$10,304	$—

Contribution of assets to Dish Digital	$—	$—	$44,712

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as "EchoStar," the "Company," "we," "us" and/or "our") is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. Our Class A common stock is publicly traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "SATS."

We currently operate in three business segments.

  •
  EchoStar Technologies ("ETC")—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries ("DISH Network"). In addition, we provide our Slingboxes directly to consumers via retail outlets and online, as well as to the payTV operator market via our partnership with Arris Group, Inc. ("Arris").

  •
  Hughes—which provides satellite broadband internet access to North American consumers, and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services ("ESS")—which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture we entered into in 2008, United States ("U.S.") government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of their satellites, uplink and satellite transmission assets, and real estate (the "Spin-off"). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies. However, as a result of the Satellite and Tracking Stock Transaction, described in Note 2, DISH Network owns shares of our and our subsidiary's preferred tracking stock representing an aggregate of 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries and related financing transactions ("Hughes Acquisition").

Note 2. Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Retail Preferred Tracking Stock (the "EchoStar Tracking Stock") and Hughes Satellite Systems Corporation ("HSS"), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the "HSS Tracking Stock" and together with the EchoStar Tracking Stock, the "Tracking Stock") to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the "Satellite and Tracking Stock Transaction"). The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the "Hughes Retail Group" or "HRG").

EchoStar and HSS have adopted policy statements (the "Policy Statements") setting forth management and allocation policies for purposes of attributing all of the business and operations of EchoStar to either the Hughes Retail Group or the "EchoStar Group," which is defined as all other operations of EchoStar, including all existing and future businesses, other than the Hughes Retail Group. Among other things, the Policy Statements govern how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the EchoStar Group. Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of stockholders' equity and net income or loss between the holders of Tracking Stock and common stock. The Policy Statements also do not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 9 for information about the five satellites received from DISH Network and Note 19 for information regarding the related satellite services agreements with DISH Network. We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K. Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or "track" the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole. The Tracking Stock is intended to track the economic performance of the Hughes Retail Group. The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (51.89% issued as EchoStar Tracking Stock and 28.11% issued as HSS Tracking Stock). In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar. The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer. Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration. Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote. The EchoStar Tracking Stock is a series of preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014. The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

per share, of which 81.128 shares were issued to DISH Network on March 1, 2014. Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the "Investor Rights Agreement") setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; and (iii) certain protective covenants afforded to holders of the Tracking Stock.

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

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control. In accordance with accounting principles that apply to transfers of assets between entities under common control, EchoStar and HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction at their historical carrying amounts as reflected in DISH Network's consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction. DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

transferred the EchoStar XI and EchoStar XIV satellites to EchoStar. The historical carrying amounts of net assets transferred to EchoStar and HSS were as follows:

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

The transferred net assets increased EchoStar stockholders' equity and HSS shareholders' equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock. The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites.

The net amounts credited to EchoStar stockholders' equity for the EchoStar Tracking Stock (primarily additional paid-in capital) and the noncontrolling interest in the HSS Tracking Stock were as follows:

	EchoStar Stockholders	Noncontrolling Interest	Total
	(In thousands)
Transferred net assets	$315,643	$82,452	$398,095
Offering costs, net of tax	(2,302)	(610)	(2,912)
Deferred income taxes	(114,525)	(29,971)	(144,496)
Reallocation based on relative liquidation values	(35,300)	35,300	—

Net increase in stockholders' equity	$163,516	$87,171	$250,687

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary. For entities we control but do not wholly-own, we record a noncontrolling interest within stockholders' equity for the portion of the entity's equity attributed to the noncontrolling ownership interests. For the noncontrolling interest in the HSS Tracking Stock (see Note 2), we periodically attribute a portion of HSS net income or loss to the noncontrolling interest in HSS Tracking Stock with such portion equal to the economic interest (28.11%) in the Hughes Retail Group represented by the HSS Tracking Stock, as determined in accordance with the Policy Statements and other documents governing the Tracking Stock. We use the equity method to account for investments in entities that we do not control but have the ability to

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to consolidated financial statements. Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of property, equipment and intangible assets, goodwill impairment testing, royalty obligations, and allocations that affect the periodic determination of net income or loss attributable to the Tracking Stock. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Gains and losses resulting from re-measurement of assets and liabilities denominated in foreign currencies into the functional currency are recognized in "Other, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions. We have not designated such contracts as qualified hedges; therefore, changes in the fair values of these derivatives are recognized in earnings. We recognized net foreign currency transaction losses of $3.0 million and $1.1 million for the years ended December 31, 2014 and 2013 and recognized a net gain of $0.5 million for the year ended December 31, 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2014 and 2013 primarily consisted of money market

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

funds, government bonds, corporate notes, and commercial paper. The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available-for-sale, except in certain instances where we have accounted for certain securities as trading securities. We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as "Unrealized gains (losses) on available-for-sale securities and other" in our Consolidated Statements of Operations and Comprehensive Income (Loss). Declines in the fair value of available-for-sale securities that are determined to be other-than-temporary are recognized in earnings, thus establishing a new cost basis for the investment. We did not record any other-than-temporary losses during the years ended December 31, 2014, 2013, or 2012. Interest and dividend income from marketable investment securities is reported in "Interest income" and "Other, net," respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Dividend income is recognized on the ex-dividend date.

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

  •
  any market and company-specific factors related to each security; and

  •
  our intent and ability to hold the investment to recovery.

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

Other Investment Securities—Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting. It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded. We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, and the impairment is other-than-temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Investments in which we own at least 20% of the voting securities or otherwise have significant influence are accounted for using the equity method. Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in "Equity in earnings (losses) of unconsolidated affiliates, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within "Equity in earnings (losses) of unconsolidated affiliates, net."

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

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

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is not recoverable if the carrying amount of the asset exceeds its undiscounted estimated future net cash flows. When an asset is not recoverable, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist. Our goodwill as of December 31, 2014 consists primarily of goodwill assigned to reporting units of our Hughes segment. We test Hughes goodwill for impairment in the second fiscal quarter. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates. If the reporting unit's carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite. We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit the useful life.

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to 30 years. When we expect to incur significant costs to renew or extend finite-lived intangible assets, we amortize the total initial and estimated renewal costs over the combined initial and expected renewal terms. In such instances, actual renewal costs are capitalized when they are incurred. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as discussed above under "Impairment of Long-lived Assets."

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

Our non-FCC regulatory authorizations consist primarily of authorizations in Europe and Brazil that we acquired in 2013 and 2012, respectively. We have determined that those Regulatory Authorizations have finite lives due to the absence of largely perfunctory renewal provisions and uncertainties about the regulatory environments.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Income Taxes

We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences are uncertain. We recognize tax benefits when, in management's judgment, a tax filing position is more likely than not of being sustained if challenged by the tax authorities. For tax positions that meet the more-likely-than-not threshold, we may not recognize a portion of a tax benefit depending on management's assessment of how the tax position will ultimately be settled. Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss carryforwards. We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

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

  •
  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction for the asset or liability.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2014 or 2013.

As of December 31, 2014 and 2013, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements as the markets for such debt securities are less active. Trades of

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

identical debt securities on or near the measurement date are considered a strong indication of fair value. Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of December 31, 2014 and 2013, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $85.8 million and $48.4 million, respectively. We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue from the sale of equipment and services generally is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales generally is recognized upon shipment to customers. Revenue from recurring services generally is recognized ratably over the service term. Upfront fees collected in connection with services to consumer subscribers in our Hughes segment are deferred and recognized as revenue over the estimated subscriber life. We offer a rebate to qualifying new consumer subscribers in our Hughes segment and reduce related revenue based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Services and other revenue includes revenue from leases of satellite capacity and equipment. We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

In situations where customer offerings represent an arrangement for both services and equipment, revenue elements with standalone value to the customer are separated for revenue recognition purposes based on their selling prices if sold separately. We determine selling prices under a hierarchy that considers vendor-specific objective evidence ("VSOE"), third-party evidence and estimated selling prices. Typically, we derive VSOE from service renewal rates and optional equipment prices specified in customer contracts or we estimate prices based on the gross margin that we ordinarily realize in transactions with similarly situated customers.

In addition to equipment and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. Those contracts require significant effort to develop and construct the network over an extended time period. Revenue from such contracts is recognized using the percentage-of-completion method. Depending on the nature of the arrangement, we measure progress toward contract completion using the cost-to-cost method or the units-of-delivery method. Under the cost-to-cost method, revenue reflects the ratio of costs incurred to estimated total costs at completion multiplied by the total estimated contract revenue. Under the units-of-delivery method, revenue and related costs are recognized as products are delivered based on the expected profit for the entire

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

agreement. Profit margins on long-term contracts are based on estimates of revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

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

Cost of Equipment and Services

Cost of equipment primarily consists of materials and direct labor costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties. Cost of equipment generally is recognized as products are delivered to customers and related revenue is recognized. Cost of services primarily consists of costs of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided. Cost of services are charged to expense as incurred.

Research and Development

Research and development efforts not directly funded by our customers are expensed as incurred. A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer's order and, accordingly, the amounts for these customer funded development efforts are included in cost of sales.

The portion of our cost of sales, which includes research and development funded by customers for the years ended December 31, 2014, 2013 and 2012 was approximately $68.4 million, $65.3 million and $60.9 million, respectively. In addition, we incurred $60.9 million, $67.9 million and $69.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, for research and development expenses funded by the Company.

Subscriber Acquisition Costs ("SAC")

SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to non-wholesale consumer customers at the inception of service or hardware upgrade. SAC is deferred when a customer enters into a service agreement and is subsequently amortized over the service agreement term in proportion to when the related service revenue is recognized. We monitor the recoverability of deferred SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the service agreement term. The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee. Deferred SAC is included in "Other noncurrent assets, net" in our Consolidated Balance Sheets.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Internal use capitalized software costs are included in "Property and equipment, net" and externally marketed capitalized software costs are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2014 and 2013, the net carrying amount of externally marketed software was $48.9 million and $31.4 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we capitalized $23.1 million, $17.0 million and $10.2 million, respectively, of costs related to development of externally marketed software. For the years ended December 31, 2014, 2013 and 2012, we recorded $5.4 million, $1.7 million and $0.3 million, respectively, of amortization expense relating to our externally marketed software.

Stock-based Compensation Expense

Stock-based compensation expense is recognized based on the fair value of stock awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense only for awards with service conditions is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense for awards subject to a performance condition is recognized only when satisfaction of the performance condition is probable.

Advertising Costs

Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2014, 2013 and 2012, we incurred advertising expense of $50.8 million, $47.4 million and $47.0 million, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 4. Earnings per Share

We present basic earnings per share ("EPS") and diluted EPS for our Class A and Class B common stock. The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS. Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings. Based on the 51.89% economic interest in the Hughes Retail Group, currently outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group. For the year ended December 31, 2014, we allocated a net loss of $12.4 million to the EchoStar Tracking Stock, reflecting DISH Network's 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group for the period from the issuance of the EchoStar Tracking Stock on March 1, 2014 to December 31, 2014. Moreover, because the reported amount of "Net income (loss) attributable to EchoStar" in our Consolidated Statements of Operations and Comprehensive Income (Loss) excludes DISH Network's 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% interest in the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing "Net income (loss) attributable to EchoStar" by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded (i) options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 2.3 million, 2.7 million and 4.4 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, and (ii) shares of our Class A common stock that are contingently issuable pursuant to our performance based stock incentive plan based upon meeting a company-specific performance measure by March 31, 2015, which was not probable of being achieved as of December 31, 2014, of 0.7 million shares for each of the years ended December 31, 2014, 2013 and 2012.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$152,874	$2,525	$211,048
Net loss attributable to EchoStar Tracking Stock	(12,394)	—	—

Net income attributable to EchoStar common stock	$165,268	$2,525	$211,048

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	91,190	89,405	87,150
Dilutive impact of stock awards outstanding	1,426	1,547	809

Diluted	92,616	90,952	87,959

Earnings per share:
Class A and B common stock:
Basic	$1.81	$0.03	$2.42

Diluted	$1.78	$0.03	$2.40

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

Accumulated other comprehensive income includes cumulative foreign currency translation losses of $63.8 million, $32.1 million and $16.6 million as of December 31, 2014, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6. Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$1,049,139	$833,791
VRDNs	4,290	34,705
Strategic equity securities	41,705	33,613
Other	43,969	84,424

Total marketable investment securities—current	1,139,103	986,533
Restricted marketable investment securities(1)	11,712	7,965

Total	1,150,815	994,498

Restricted cash and cash equivalents(1)	7,233	8,172

Other investments—noncurrent:
Cost method.	31,174	25,977
Equity method	128,788	143,794

Total other investments—noncurrent	159,962	169,771

Total marketable investment securities, restricted cash and cash equivalents, and other investments.	$1,318,010	$1,172,441

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. The value of our investment portfolio depends on the value of such shares of common stock. We did not receive any dividend income for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, we received $46.0 million in dividend income from one of our strategic investments.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2014 and 2013, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

As of December 31, 2013, our equity method investments included $18.0 million for our investment in DISH Digital Holding L.L.C. ("DISH Digital"), a joint venture between us and DISH Network. The carrying amount of our investment reflected the $44.7 million aggregate carrying amount of cash and certain noncash assets that we contributed to DISH Digital upon its formation on July 1, 2012 in exchange for a one-third equity interest in DISH Digital, less our equity in the net loss of DISH Digital of $16.5 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively. Effective August 1, 2014, we and DISH Digital entered into an exchange agreement (the "Exchange Agreement") pursuant to which, we exchanged our one-third voting interest in DISH Digital that we accounted for using the equity method, for a 10.0% non-voting interest in DISH Digital, that we account for using the cost method. As part of this transaction, we received a distribution of certain noncurrent assets associated with an internet protocol television technology business, including property and equipment, technology-related intangible assets and goodwill. Because we and DISH Digital are entities under common control, we recorded the distributed assets at their carrying amounts in DISH Digital's accounts, which totaled $34.1 million at the date of distribution, and we recorded our non-voting interest at $1.1 million, which represents 10.0% of the carrying amount of the remaining equity in DISH Digital. These amounts exceeded the carrying amount of our existing equity method investment by $8.8 million, which was credited to additional paid-in capital because gain recognition generally is precluded by GAAP in exchanges between entities under common control. For the seven months ended July 31, 2014, we recognized equity in the net loss of DISH Digital of $10.2 million, further reducing our investment. In connection with our obligations associated with our interest prior to the Exchange Agreement, we contributed $18.6 million in cash to DISH Digital during the third quarter of 2014. DISH Digital recently changed its name to Sling TV Holding L.L.C. ("Sling TV"). We

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

have no obligation to contribute additional capital to Sling TV. See Note 19 for more information regarding the Exchange Agreement with Sling TV.

Our equity method investments as of December 31, 2014 include our 49.0% equity interest in Dish Mexico, which we acquired in 2008. On August 8, 2014, an option providing for an unrelated party to acquire a 51.0% equity interest in Dish Mexico was terminated. Prior to that time, we accounted for our investment in Dish Mexico as a 24.0% equity interest using the equity method based on assumed dilution that would occur upon the exercise of the option. Upon termination of the option, we recorded a $10.3 million adjustment to increase "Equity in earnings (losses) of unconsolidated affiliates" to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico's inception-to-date net income. For periods subsequent to the date of the termination of the option, we account for our investment in Dish Mexico as a 49.0% equity interest using the equity method.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

		Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
As of December 31, 2014
Debt securities:
Corporate bonds.	$1,050,803	$33	$(1,697)	$1,049,139
VRDNs	4,290	—	—	4,290
Other (including restricted)	55,687	1	(7)	55,681
Equity securities—strategic	32,081	12,849	(3,225)	41,705

Total marketable investment securities.	$1,142,861	$12,883	$(4,929)	$1,150,815

As of December 31, 2013
Debt securities:
Corporate bonds	$833,888	$227	$(324)	$833,791
VRDNs	34,705	—	—	34,705
Other (including restricted)	92,876	14	(501)	92,389
Equity securities—strategic	15,272	18,341	—	33,613

Total marketable investment securities.	$976,741	$18,582	$(825)	$994,498

As of December 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $882.5 million with contractual maturities of one year or less and $226.6 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position. We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature. We believe that

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

these changes in the estimated fair values of these securities are primarily related to temporary market conditions.

	As of December 31,
	2014		2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$968,941	$(4,929)	$571,592	$(825)

Total	$968,941	$(4,929)	$571,592	$(825)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale marketable investment securities of $0.1 million, $36.3 million and $175.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We recognized losses from the sales of our available-for-sale marketable investment securities of $0.1 million for the year ended December 31, 2014. We recognized minimal losses from the sales of our available-for-sale marketable investment securities for each of the years ended December 31, 2013 and 2012, respectively.

Proceeds from sales of our available-for-sale marketable investment securities totaled $190.5 million, $177.5 million and $601.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2014 and 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2014			2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$437,886	$58,108	$379,778	$548,714	$49,338	$499,376

Debt securities:
Corporate bonds	$1,049,139	$—	$1,049,139	$833,791	$—	$833,791
VRDNs	4,290	—	4,290	34,705	—	34,705
Other (including restricted)	55,681	5,630	50,051	92,389	—	92,389
Equity securities—strategic	41,705	41,705	—	33,613	33,613	—

Total marketable investment securities	$1,150,815	$47,335	$1,103,480	$994,498	$33,613	$960,885

Investment in TerreStar

In 2008, we invested in certain debt securities ("Exchangeable Notes") of TerreStar Networks Inc. ("TerreStar"), which subsequently filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 2010. We accounted for our investment in the Exchangeable Notes using the fair

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

value method and, as of December 31, 2011, our investment was stated at its estimated fair value of zero. Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to TerreStar's Chapter 11 plan of reorganization. In December 2014, we received a $5.8 million cash distribution from the indenture trustee in satisfaction of our claims related to the Exchangeable Notes. We recognized this distribution as a gain in "Other, net" within "Other Income (Expense)" in our Consolidated Statement of Operations and Comprehensive Income (Loss) and we reported the cash receipt in "Other, net" within "Cash Flows from Investing Activities" in our Consolidated Statement of Cash Flows for the year ended December 31, 2014.

Note 7. Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$160,886	$164,900
Contracts in process, net.	16,534	7,629

Total trade accounts receivable	177,420	172,529
Allowance for doubtful accounts	(14,188)	(13,237)
Trade accounts receivable—DISH Network	251,669	355,135

Total trade accounts receivable, net	$414,901	$514,427

As of December 31, 2014 and 2013, progress billings offset against contracts in process amounted to $2.5 million and $2.6 million, respectively.

Note 8. Inventory

Our inventory consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Finished goods	$49,038	$50,357
Raw materials	6,192	8,658
Work-in-process	7,733	7,069

Total inventory	$62,963	$66,084

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Depreciable Life (In Years)
		2014	2013
		(In thousands)
Land	—	$42,826	$42,850
Buildings and improvements	1 - 40	375,920	377,208
Furniture, fixtures, equipment and other	1 - 12	1,223,807	1,157,325
Customer rental equipment	2 - 4	498,180	374,688
Satellites—owned	2 - 15	2,381,120	1,949,040
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	637,189	210,051

Total property and equipment		6,094,146	5,046,266
Accumulated depreciation		(2,899,353)	(2,499,889)

Property and equipment, net		$3,194,793	$2,546,377

As of December 31, 2014 and 2013, accumulated depreciation included amounts for satellites acquired under capital leases of $481.5 million and $421.8 million, respectively.

As of December 31, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2. This amount represents the net carrying amount of those satellites in DISH Network's consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction. Accumulated depreciation for those satellites as of December 31, 2014 was $39.7 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

		As of December 31,
	Segment	2014	2013
		(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EchoStar XIX	Other	$341,082	$122,070
EchoStar XXI	Other	120,764	16,433
EchoStar XXIII	Other	63,072	19,210
EUTELSAT 65 West A	Hughes	26,049	—
EchoStar 105/SES-11	ESS	28,470	—
Other	Other/ESS	4,440	4,950
Uplinking equipment	ETC/Hughes	34,270	20,793
Other	ETC/Hughes/ESS	19,042	26,595

Construction in progress		$637,189	$210,051

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the years ended December 31, 2014, 2013 and 2012, we recorded $23.8 million, $4.0 million and $45.5 million, respectively, of capitalized interest related to our satellites under construction.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
Satellites.	$210,763	$180,517	$150,034
Furniture, fixtures, equipment and other	123,360	126,625	121,919
Customer rental equipment	116,685	98,076	80,709
Buildings and improvements	13,734	13,449	12,929

Total depreciation expense	$464,542	$418,667	$365,591

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $59.7 million for each of the years ended December 31, 2014, 2013 and 2012.

Satellites

As of December 31, 2014, we utilized 19 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements. Two of our satellites are accounted for as operating leases. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Information for our satellite fleet is presented below.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3(1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I(2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III(4)	ESS	October 1997	61.5 W	12
EchoStar VI(4)	ESS	July 2000	96.2 W	12
EchoStar VII(2)(3)	ESS	February 2002	119 W	3
EchoStar VIII(2)	ESS	August 2002	77 W	12
EchoStar IX(2)	ESS	August 2003	121 W	12
EchoStar X(2)(3)	ESS	February 2006	110 W	7
EchoStar XI(2)(3)	ESS	July 2008	110 W	9
EchoStar XII(2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV(2)(3)	ESS	March 2010	119 W	11
EchoStar XVI(2)	ESS	November 2012	61.5 W	15
EUTELSAT 10A ("W2A")(6)	Other	April 2009	10 E	—
Capital Leases:
AMC-16(4)	ESS	December 2004	85 W	10
Nimiq 5(2)	ESS	September 2009	72.7 W	15
QuetzSat-1(2)	ESS	September 2011	77 W	10
Operating Leases:
EchoStar XV	ESS	October 2004	45 W	—
AMC-15	ESS	October 2004	105 W	—

(1)
Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(2)
See Note 19 for further discussion of our transactions with DISH Network.

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

Recent Developments

EchoStar XXIII.    In April 2014, we entered into an agreement with Space Systems Loral, LLC ("SS/L") for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service ("BSS")

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

satellite which will use some of the components from CMBStar, a satellite that we suspended construction in 2008. EchoStar XXIII is expected to launch in the second half of 2016 and will be initially deployed at 45 degree west longitude orbital location.

EUTELSAT 65 West A.    In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicações do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. The satellite services agreement requires us to make prepayments during the satellite construction period. The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and creates a platform to potentially allow for further development of our spectrum in Brazil.

EchoStar XIX.    In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications, filed lawsuits in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII and EchoStar XIX. Those cases, to which we were not a party, were settled in 2014 with no material impact on the design, construction or planned operations of EchoStar XIX.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.    As discussed in Note 2, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction. These satellites are BSS satellites operating in Ku-band frequencies and DISH Network began receiving certain services from us on these satellites effective March 1, 2014.

EchoStar VIII.    In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

EchoStar XV.    In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location. Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

EchoStar 105/SES-11.    In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. ("SES") pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Additionally, SES will provide to us satellite services on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The satellite is scheduled to be placed into service in the first half of 2017. We expect to account for the satellite services we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

AMC-15 and AMC-16.    In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into amendments that extend the terms of our existing agreements with SES for satellite services on AMC-15 and AMC-16. As amended, our agreement for satellite services on certain transponders on AMC-15 was extended from December 2014 through the in-service

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

date of EchoStar 105/SES-11. The amended agreement for AMC-16 satellite services extends the term for the satellite's entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015. The extended terms of these agreements are being accounted for as operating leases.

EchoStar XXI.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the TerreStar-2 ("T2") satellite under which we reimbursed DISH Network for amounts it paid to SS/L in connection with the construction of the T2 satellite. As amended in December 2013, the T2 Development Agreement provided EchoStar an option to purchase DISH Network's rights and obligations under the T2 satellite construction agreement. In December 2014, we exercised our option to purchase DISH Network's rights and obligations under the T2 satellite construction agreement (including the right to take delivery of the T2 satellite, now renamed EchoStar XXI) for $55.0 million in cash. In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded a $9.6 million charge to additional-paid-in-capital, net of related deferred income taxes. EchoStar XXI is designed to provide mobile satellite services using S-band frequencies and we intend to use this satellite in conjunction with our S-band spectrum in Europe as well as to develop opportunities in other parts of the world. EchoStar XXI is expected to launch in 2016.

Satellite Anomalies and Impairments

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites. There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. In addition, although we are not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for EchoStar XV, we are liable for any damage caused by our use of the satellite and therefore we carry third-party insurance on EchoStar XV.

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 direct-broadcast satellite ("DBS") transponders in a mode that provides service to the entire continental United States ("CONUS"). As a result of the failure of traveling wave tube amplifiers ("TWTAs") in previous years, including failures in February 2013 and April 2013, only six transponders are currently available for use. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite. EchoStar III was fully depreciated in 2009 and is currently used as an in-orbit spare.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

EchoStar XII.    EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode. We currently operate EchoStar XII in spot beam mode. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII. An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013. Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future. EchoStar XII was fully depreciated in December 2014.

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

EchoStar VII.    Prior to 2012, EchoStar VII experienced certain thruster failures. During the fourth quarter of 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure. Thrusters control the satellite's location and orientation. While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Leased Satellites

AMC-16.    AMC-16, a fixed satellite service ("FSS") satellite, commenced commercial operation during February 2005. AMC-16 was designed to operate 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused additional partial loss of satellite capacity. As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010. Thereafter, subsequent reductions in our capital lease obligation resulting from reductions in our recurring lease payments are recognized as gains in "Other, net" on our Consolidated Statements of Operations and Comprehensive Income (Loss). Upon determination of related reductions in our monthly recurring payments, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $12.6 million in 2012 and $6.7 million in 2013. In the third quarter of 2014, AMC-16 experienced further power degradation, however this anomaly did not affect the commercial operation of the satellite. There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16's useful life or further impact its commercial operations.

We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites.

Note 10. Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill. Goodwill is assigned to our reporting units of our operating segments and is subject to impairment testing annually, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

Changes in the carrying amount of our goodwill by reportable segment for the years ended December 31, 2014 and 2013 are as follows:

	EchoStar Technologies	Hughes	Corporate & Other	Consolidated Total
	(In thousands)
Balance as of December 31, 2012	$3,751	$504,173	$—	$507,924
Impairment	(3,751)	—	—	(3,751)

Balance as of December 31, 2013	—	504,173	—	504,173
DISH Digital exchange	—	—	6,457	6,457

Balance as of December 31, 2014	$—	$504,173	$6,457	$510,630

As of December 31, 2014, approximately $504.2 million of our goodwill was assigned to reporting units of the Hughes segment. Based on our qualitative assessment of impairment of the goodwill assigned to the Hughes segment in the second quarter of 2014, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Effective August 1, 2014, we and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to us, including an internet protocol television technology business with associated goodwill of $6.5 million. As of December 31, 2014, this business has not been integrated into any existing reporting unit. DISH Digital recently changed its name to Sling TV Holding L.L.C ("Sling TV"). See Notes 6 and 19 for more information regarding the Exchange Agreement with Sling TV.

Prior to 2012, goodwill of $10.4 million was assigned to the Troppus reporting unit of our EchoStar Technologies segment. This goodwill was tested for impairment annually in the fourth quarter. In the fourth quarter of 2012, we determined that the goodwill was impaired and recognized a $6.6 million impairment loss to adjust the carrying amount of the goodwill to its implied fair value of $3.8 million. In the fourth quarter of 2013, we determined that the remaining goodwill balance was impaired and recognized a $3.8 million impairment loss to adjust the carrying amount to its implied fair value of zero. Our fair value estimates in 2013 were based on updated business plans and the application of probability-weighted discounted cash flow techniques. Our estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31,
	2014	2013
	(In thousands)
Finite useful lives:
Cost	$103,499	$113,764
Accumulated amortization	(6,778)	(1,521)

Net	96,721	112,243
Indefinite lives	471,657	471,657

Total regulatory authorizations, net	$568,378	$583,900

In December 2013, we acquired 100.0% of Solaris Mobile which is based in Dublin, Ireland and licensed by the European Union ("EU") and individual Member States to provide mobile satellite services and a complementary ground component services covering the entire EU using S-band spectrum. On the acquisition date, Solaris Mobile lacked certain inputs and processes that would be necessary to be considered a business. Accordingly, we accounted for the transaction as an acquisition of net assets. The primary acquired asset was an EU regulatory authorization for S-band frequencies, which had a cost of $51.8 million, consisting of $43.4 million in cash payments and $10.3 million in assumed liabilities. The cost of the regulatory authorization is being amortized using the straight-line method over the remaining term of the authorization ending in May 2027.

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired for $20.0 million in cash in 2012. In the third quarter of 2013, we received $23.1 million from DISH Network in exchange for these rights. In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction. Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In May 2012, we acquired an authorization to use the 45 degree west longitude orbital location in the Ku, Ka, and S-band spectrums from ANATEL, the Brazilian communications regulatory authority (the "Brazil Authorization"), for cash of 145.2 million Brazilian reais (approximately $72.5 million based on the exchange rate at the time of payment). The Brazil Authorization has a 15-year initial term and a one-time 15-year renewal term, which we expect to renew. The cost of the Brazil Authorization, together with estimated renewal costs of approximately $5.6 million, is being amortized on a straight-line basis over the remaining expected term of 28 years commencing in June 2013, which is the date upon which a satellite was deployed in the orbital location for testing pursuant to the Brazil Authorization.

Amortization expense for the regulatory authorizations with finite useful lives was $6.1 million, $1.5 million, and zero for the years ended December 31, 2014, 2013 and 2012.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

		As of December 31,
		2014			2013
	Weighted Average Useful life (in Years)
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(185,393)	$108,539	$293,932	$(152,647)	$141,285
Contract-based	10	255,366	(233,009)	22,357	255,366	(204,835)	50,531
Technology-based	7	140,837	(100,940)	39,897	126,272	(83,580)	42,692
Trademark portfolio	20	29,700	(5,321)	24,379	29,700	(3,836)	25,864
Favorable leases	4	4,707	(4,217)	490	4,707	(3,040)	1,667

Total other intangible assets.		$724,542	$(528,880)	$195,662	$709,977	$(447,938)	$262,039

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. For the years ended December 31, 2014, 2013 and 2012, intangible asset amortization expense was $92.1 million, $88.4 million and $91.7 million, respectively, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Future Amortization

As of December 31, 2014, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2015	$68,451
2016	49,897
2017	31,022
2018	23,306
2019	22,092
Thereafter	102,489

Total	$297,257

Impairments of Intangible Assets

In connection with the Hughes Acquisition, we acquired contractual rights to receive $44.0 million in cash discounts on future launch services ("Credits") and assigned an estimated fair value of $22.0 million to the Credits on the acquisition date. In November 2012, we entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated. Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits, we recognized a $22.0 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of zero as of December 31, 2012.

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

Note 11. Debt and Capital Lease Obligations

As of December 31, 2014 and 2013, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below (collectively, the "Notes"), and our capital lease obligations. The Notes are registered with the Securities and Exchange Commission.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the carrying amounts and fair values of our debt:

		As of December 31,
		2014		2013
	Interest Rates	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$1,100,000	$1,177,000	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	7.625%	900,000	994,500	900,000	1,001,250
Other	5.5% - 14.9%	1,240	1,240	1,588	1,588

Subtotal		2,001,240	$2,172,740	2,001,588	$2,196,338

Capital lease obligations		366,447		420,800

Total debt and capital lease obligations		2,367,687		2,422,388
Less: Current portion		(41,912)		(69,791)

Long-term portion of debt and capital lease obligations		$2,325,775		$2,352,597

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021 (the "Notes")

On June 1, 2011, Hughes Satellite Systems Corporation ("HSS"), our subsidiary issued $1.10 billion aggregate principal amount of its 6 1/2% Senior Secured Notes (the "Senior Secured Notes") at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the "Secured Indenture"). The Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. On June 1, 2011, HSS also issued $900.0 million aggregate principal amount of its 7 5/8% Senior Notes (the "Senior Notes") and together the "Senior Secured Notes", the "Notes") at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the "Unsecured Indenture", and together with the "Secured Indenture", the "Indentures"). The Senior Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a "make-whole" premium, as defined in the Indentures, together with accrued and unpaid interest, if any, to the date of redemption. Prior to June 15, 2015, HSS may redeem up to 10.0% of the outstanding Senior Secured Notes per year at a redemption price equal to 103.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

  •
  general secured obligations of HSS;

  •
  secured by a first priority security interest in substantially all of the assets of HSS and certain of its subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on the ability of HSS and, in certain instances, the ability of its Restricted Subsidiaries (as defined in the Indentures), to:

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

In the event of a change of control, as defined in the Indentures, HSS would be required to make an offer to repurchase all or any part of a holder's Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, in connection with HSS' issuance of $1.10 billion aggregate principal amount of its Senior Secured Notes.

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58.1 million of debt issuance costs, which are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. For the years ended December 31, 2014, 2013 and 2012, we amortized $5.8 million, $5.4 million and $5.0 million of debt issuance costs, respectively, which are included in "Interest expense, net of amounts capitalized" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 9). These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 7.73% to 10.97%, with a weighted average of 9.99% as of December 31, 2014.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively. As discussed in Note 19, we have subleased transponders on these satellites to DISH Network. As discussed in Note 9, in August 2014, our existing capital lease agreements for the AMC-15 and AMC-16 satellites were extended and are being accounted for as operating leases for their extended terms.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2014, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2015	$102,837
2016	88,709
2017	88,309
2018	88,122
2019	87,899
Thereafter	345,807

Total minimum lease payments	801,683
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(240,566)

Net minimum lease payments	561,117
Less: Amount representing interest	(194,670)

Present value of net minimum lease payments	366,447
Less: Current portion	(40,678)

Long-term portion of capital lease obligations	$325,769

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the years ended December 31, 2014, 2013 and 2012, we received rental income of approximately $132.4 million, $126.7 million and $78.9 million, respectively, from the sublease of our capital lease satellites. As of December 31, 2014, our future minimum sublease rental income was $743.5 million relating to our satellites.

Note 12. Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$172,276	$(50,551)	$172,612
Foreign	6,057	16,515	22,072

Total income (loss) before income taxes	$178,333	$(34,036)	$194,684

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current benefit (provision):
Federal	$(2,593)	$1,118	$21,086
State	9,006	6,531	1,943
Foreign	(5,455)	(5,992)	(7,775)

Total current benefit (provision)	958	1,657	15,254
Deferred benefit (provision):
Federal	(31,905)	26,511	7,841
State	(1,283)	10,074	(6,720)
Foreign	1,446	(805)	(46)

Total deferred benefit (provision)	(31,742)	35,780	1,075

Total income tax benefit (provision), net	$(30,784)	$37,437	$16,329

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The actual tax provisions for the years ended December 31, 2014, 2013 and 2012 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	(0.2)%	21.0%	0.8%
Dividend received deduction	—	—	(1.8)%
Permanent differences	0.6%	(10.7)%	1.1%
Tax credits	(18.6)%	48.7%	(5.0)%
Valuation allowance	(0.9)%	14.2%	(39.0)%
Other	1.4%	1.8%	0.5%

Total effective tax rate	17.3%	110.0%	(8.4)%

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$412,744	$419,646
Unrealized losses on investments, net	30,248	31,067
Accrued expenses	34,632	33,215
Stock-based compensation	8,445	8,117
Other asset	12,157	12,247

Total deferred tax assets	498,226	504,292
Valuation allowance	(73,664)	(79,370)

Deferred tax assets after valuation allowance	424,562	424,922

Deferred tax liabilities:
Depreciation and amortization	(1,014,812)	(841,407)
Other liabilities	(748)	(755)

Total deferred tax liabilities	(1,015,560)	(842,162)

Total net deferred tax liabilities	$(590,998)	$(417,240)

Current portion of net deferred tax assets	$87,208	$69,633
Noncurrent portion of net deferred tax liabilities	(678,206)	(486,873)

Total net deferred tax liabilities	$(590,998)	$(417,240)

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized. Overall, our net deferred tax assets were offset by a valuation allowance of $73.7 million and $79.4 million as of December 31, 2014 and 2013, respectively. The change in the valuation allowance primarily relates to an increase in realized and unrealized gains that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Net operating loss carryforwards for tax purposes were $923.3 million as of December 31, 2014. A substantial portion of these net operating loss carryforwards will begin to expire in 2020. Currently, we have a valuation allowance against all capital loss carryforwards that exist for tax purposes. Tax credits available to offset future tax liabilities are $52.1 million as of December 31, 2014. A substantial portion of these tax credits will begin to expire in 2026.

Additionally, tax benefit from excess tax deductions attributable to stock-based compensation has resulted in $38.4 million of net operating loss carryforwards that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable. We follow the tax law ordering rules, which assume that stock option deductions are realized when they have been used for tax purposes.

As of December 31, 2014, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. As of December 31, 2014, we are currently under a U.S. federal income tax examination for fiscal year 2009 and 2010. We also file income tax returns in the United Kingdom, The Netherlands, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003. As of December 31, 2014, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2014	2013	2012
	(In thousands)
Balance as of beginning of period	$43,319	$34,677	$48,874
Additions based on tax positions related to the current year	3,806	81	158
Additions based on tax positions related to prior years	4,643	9,929	3,723
Reductions based on tax positions related to prior years	(81)	(1,253)	(855)
Reductions based on tax settlements	(6,848)	(115)	(16,587)
Reductions based on expirations of statute of limitations	—	—	(636)

Balance as of end of period	$44,839	$43,319	$34,677

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2014, we had $44.8 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. As of December 31, 2013, we had $43.3 million of unrecognized income tax benefits, of which $42.5 million, if recognized, would affect our effective tax rate. We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2014, 2013 and 2012, our income tax provision or benefit included an insignificant amount of interest and penalties.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, we will record additional income tax provision or benefit in the period in which such resolution occurs.

Note 13. Stockholders' Equity

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

In February 2014, our Board of Directors authorized 13,000,000 shares of Hughes Retail Preferred Tracking Stock with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014 and remain outstanding as of December 31, 2014. See Note 2 for a discussion of the Hughes Retail Preferred Tracking Stock.

Common Stock

Our Class A, Class B, and Class C common stock are equivalent except for voting rights. Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock. Upon a change in control of DISH Network, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held. Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock. There are no shares of Class C common stock outstanding.

Any holder of Class D common stock is not entitled to a vote on any matter. Each share of Class D common stock is entitled to receive dividends and distributions upon liquidation on a basis equivalent to that of the Class A common stock. There are no shares of Class D common stock outstanding.

Common Stock Repurchase Program

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

including December 31, 2015. For the years ended December 31, 2014, 2013 and 2012, we did not repurchase any common stock under this plan.

Note 14. Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the "ESPP"), under which we are authorized to issue 2.5 million shares of Class A common stock. As of December 31, 2014, we had 1.1 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85.0% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. For the years ended December 31, 2014, 2013 and 2012, employee purchases of Class A common stock through the ESPP totaled 283,000 shares, 268,000 shares and 158,000 shares, respectively.

401(k) Employee Savings Plans

Prior to 2013, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the "Hughes 401(k) Plan") and one for all of our other eligible employees (the "EchoStar 401(k) Plan"). Effective January 1, 2013, all participant account balances under the EchoStar 401(k) Plan were transferred to the Hughes 401(k) Plan, which was then renamed, the EchoStar 401(k) Plan (the "Plan"), resulting in a single 401(k) employee savings plan for all of our eligible employees.

Under the Plan, eligible employees may contribute up to 75.0% of their compensation on a pre-tax basis, subject to the Internal Revenue Service ("IRS") limit of $17,500 in 2014. Employee contributions are immediately vested. The Company will match 50 cents on the dollar for the first 6.0% of the employee's salary that they contribute to the Plan for a total of 3.0% match. The Company will match a maximum of $7,500. The Company match is calculated each pay period there is an employee contribution. Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions. Our Board of Directors may also authorize an annual discretionary contribution to the Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Matching contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service. Matching contributions for eligible employees who participated in the Hughes 401(k) Plan prior to the conversion of the two plans, vest 100.0% after the eligible employees have completed three years of service.

For the years ended December 31, 2014 and 2013, we recognized matching contributions, net of forfeitures, of $6.8 million and $6.1 million and discretionary stock contributions, net of forfeitures of $10.2 million and $10.3 million, respectively, to the Plan. For the year ended December 31, 2012, we recognized matching contributions, net of forfeitures, of $1.6 million and discretionary stock contributions, net of forfeitures of $4.7 million to the EchoStar 401(k) Plan. For the year ended December 31, 2012, we recognized $6.9 million of matching contributions to the Hughes 401(k) Plan.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 15. Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance-based and non-performance based stock incentives. As of December 31, 2014, we had outstanding under these plans stock options to acquire 6.7 million shares of our Class A common stock and 0.1 million restricted stock units. Stock options granted prior to and on December 31, 2014 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years. While historically we have issued stock awards subject to vesting, typically over three to five years, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain company-wide objectives. As of December 31, 2014, we had 4.6 million shares of our Class A common stock available for future grant under our stock incentive plans.

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

As of December 31, 2014, the following stock awards were outstanding:

	As of December 31, 2014
	EchoStar Awards		DISH Network Awards
	Stock Options	Restricted Stock Units	Stock Options	Restricted Stock Units
Held by EchoStar employees	6,380,426	54,712	1,161,479	66,999
Held by DISH Network employees	289,188	42,056	—	—

Total outstanding stock awards	6,669,614	96,768	1,161,479	66,999

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Exercise prices for stock options outstanding and exercisable as of December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2014	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $10.00	2,653	1	$1.98	2,653	1	$1.98
$10.01 - $15.00	100,322	4	$14.83	100,322	4	$14.83
$15.01 - $20.00	341,394	5	$18.96	206,794	5	$18.88
$20.01 - $25.00	1,218,327	3	$22.63	615,227	4	$20.72
$25.01 - $30.00	901,827	4	$28.81	736,627	3	$29.30
$30.01 - $35.00	421,101	7	$33.98	329,001	7	$33.99
$35.01 - $40.00	2,521,990	7	$37.88	1,019,490	7	$37.58
$40.01 and above	1,162,000	10	$47.80	3,000	9	$47.19

	6,669,614	6	$34.02	3,013,114	5	$29.66

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	6,271,058	$30.43	7,908,300	$27.21	8,078,413	$26.30
Granted	1,161,000	$47.84	1,190,000	$38.75	771,000	$30.81
Exercised	(697,544)	$24.87	(2,494,893)	$24.65	(569,073)	$20.02
Forfeited and cancelled	(64,900)	$32.65	(332,349)	$27.01	(372,040)	$25.71

Total options outstanding, end of period	6,669,614	$34.02	6,271,058	$30.43	7,908,300	$27.21

Performance-based options outstanding, end of period(1)	623,100	$25.27	629,300	$25.27	632,100	$25.28

Exercisable at end of period	3,013,114	$29.66	2,712,891	$28.69	3,746,166	$25.98

(1)
These stock options are included in the caption "Total options outstanding, end of period." See discussion of the 2005 LTIP below.

We realized total tax benefits from stock options exercised of $7.2 million, $21.9 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	121,877	$29.93	151,683	$30.18	144,226	$29.22
Granted	—	$—	—	$—	33,333	$34.22
Vested	(22,877)	$33.08	(22,876)	$33.08	(16,210)	$32.61
Forfeited and cancelled	(2,232)	$25.51	(6,930)	$24.88	(9,666)	$25.84

Total restricted stock units outstanding, end of period	96,768	$29.29	121,877	$29.93	151,683	$30.18

Restricted Performance Units outstanding, end of period(1)	55,448	$27.00	57,680	$26.94	64,610	$26.72

(1)
These Restricted Performance Units are included in the caption "Total restricted stock units outstanding, end of period." See discussion of the 2005 LTIP below.

2005 LTIP.    During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the "2005 LTIP"). The 2005 LTIP provides stock options and restricted stock units, either alone or in combination, which vested over seven years at the rate of 10.0% per year during the first four years, and at the rate of 20.0% per year thereafter. As of December 31, 2014, all outstanding awards under the 2005 LTIP had satisfied applicable time-based vesting requirements and were subject only to a performance condition that a company-specific goal is achieved by March 31, 2015. It was determined that the goal can no longer be achieved under the terms of the 2005 LTIP.

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2014, 2013 and 2012 and was assigned to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Research and development expenses	$2,403	$3,478	$2,755
Selling, general and administrative expenses	12,280	14,875	11,830

Total stock-based compensation	$14,683	$18,353	$14,585

As of December 31, 2014, total unrecognized stock-based compensation cost, net of estimated forfeiture, related to our non-performance based unvested stock awards was $25.0 million. This cost is based on an estimated future forfeiture rate of approximately 2.0% per year and will be recognized over a weighted-average period of approximately two years.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2014, 2013 and 2012 was estimated at the date of the grant using a Black-Scholes option valuation model. The estimated grant-date fair values and related assumptions were as follows:

For the Years Ended December 31,
Assumptions:	2014	2013	2012
Risk-free interest rate	1.72% - 1.85%	0.99% - 1.54%	0.82% - 1.33%
Volatility factor	29.05% - 35.02%	37.54% - 42.23%	40.36% - 41.12%
Expected term of options in years	5.2 - 5.3	5.4 - 5.5	5.9 - 6.0
Weighted-average grant-date fair value	$13.79 - $17.21	$15.59 - $17.20	$10.60 - $13.70

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

Based on the closing market price of our Class A common stock on December 31, 2014, the aggregate intrinsic value of our stock options was $123.2 million for options outstanding and $68.8 million for options exercisable as of December 31, 2014.

Note 16. Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2014:

	Payments Due in the Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt	$2,001,240	$1,234	$6	$—	$—	$1,100,000	$900,000
Capital lease obligations	366,447	40,678	29,724	32,697	36,232	40,114	187,002
Interest on long-term debt and capital lease obligations	962,957	176,044	173,085	169,924	166,410	126,962	150,532
Satellite-related obligations	1,265,685	569,895	251,177	74,479	59,802	54,727	255,605
Operating lease obligations	66,117	21,731	16,757	11,614	5,126	3,776	7,113
Purchase and other obligations	189,452	186,118	1,667	1,667	—	—	—

Total	$4,851,898	$995,700	$472,416	$290,381	$267,570	$1,325,579	$1,500,252

"Satellite-related obligations" primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, as well as commitments for long term satellite operating leases

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

and transponder capacity arrangements. We incurred satellite-related expenses of $178.8 million, $181.2 million and $161.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Rent Expense

For the years ended December 31, 2014, 2013 and 2012, we recorded $21.3 million, $22.6 million and $23.4 million, respectively, of operating lease expense relating to the leases of office, equipment, and other facilities.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our DBS products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network's acts or omissions following the Spin-off.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated in management's opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

California Institute of Technology

On October 1, 2013, the California Institute of Technology ("Caltech") filed suit against two of our indirect subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled "Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes." Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment's satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents. On November 7, 2014, the Court rejected that request. Additionally, on November 4, 2014, the court ruled that the patent claims at issue in the suit are directed to patentable subject matter. On February 17, 2015, Caltech filed a second complaint against the same defendants as in the first litigation, in the same District. The second complaint alleges that Hughes' Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case. Trial in the first case is currently scheduled to commence on April 20, 2015.

We intend to vigorously defend these cases. In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers. We cannot predict with any degree of certainty the outcome of the suits or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. ("ClearPlay") filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah. The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled "Multimedia Content Navigation and Playback;" 7,526,784, entitled "Delivery of Navigation Data for Playback of Audio and Video Content;" 7,543,318, entitled "Delivery of Navigation Data for Playback of Audio and Video Content;" 7,577,970, entitled "Multimedia Content Navigation and Playback;" and 8,117,282, entitled "Media Player Configured to Receive Playback Filters From Alternative Storage Mediums." ClearPlay alleges that the AutoHop™ feature of the HopperTM set-top box infringes the asserted patents. On February 11, 2015, the case was stayed pending various third-party challenges before the U.S. Patent and Trademark regarding the validity of certain patents asserted in the action.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. ("CRFD") filed a complaint against us and our wholly-owned subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the "233 patent"). The 233 patent is entitled "System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System," and relates to transferring an ongoing software session from one device to another. CRFD alleges that certain of our set-top boxes infringe the 233 patent. On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc. On January 26, 2015, we and DISH Network filed a petition before the United States Patent and Trademark challenging the validity of the 233 patent. CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as "Elbit") filed a complaint against our indirect subsidiary Hughes Network Systems LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the "073 patent") and 7,245,874 ("874 patent"). The 073 patent is entitled "Reverse Link for a Satellite Communication Network" and the 874 patent is

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

entitled "Infrastructure for Telephony Network." Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite ("IPoS") standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. ("ABC"), CBS Corporation ("CBS"), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, "Fox") and NBCUniversal Media, LLC ("NBC"). The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant's copyright, or breaching any defendant's retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop™ features of the Hopper™ set-top boxes we design and sell to DISH Network. A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days. A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show's original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, "DISH") in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH's use of Slingbox placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On September 21, 2012, the United States District Court for the Central District of California heard the Fox plaintiffs' motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime Anytime and AutoHop features and, on November 7, 2012, entered an order denying the motion. The Fox plaintiffs appealed and on July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs' motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features. On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014. The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file. As a result, the stay of the NBC plaintiffs' action expired. On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs' action. No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network. The Fox plaintiffs' motion was denied on September 23, 2013. The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs' motion. On October 17, 2014, the California court heard oral argument on the Fox plaintiffs' and our respective motions for summary judgment. On January 12, 2015, the Court entered an order ruling on the parties' respective summary judgment motions, holding that: (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH's retransmission consent agreement with Fox. The only issue remaining for trial is to the amount of damages, if any, on the claims upon which the Fox plaintiffs prevailed, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy. At the parties' joint request, the Court vacated the February 24, 2015 trial date, and has stayed the case until October 1, 2015 and no trial date has been set.

New York Actions.    On October 9, 2012, the ABC plaintiffs filed copyright counterclaims in the New York action against EchoStar Technologies, L.L.C., with the CBS plaintiffs filing similar copyright counterclaims in the New York action against EchoStar Technologies L.L.C. on October 12, 2012. Additionally, the CBS plaintiffs filed a counterclaim alleging that DISH Network fraudulently concealed the AutoHop feature when negotiating the renewal of its CBS retransmission consent agreement.

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box's PrimeTime Anytime and AutoHop features. On September 18, 2013, the New York court denied that motion. The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit. Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York. The CBS claims in the New York action were set to be trial-ready on May 29, 2015. However, on December 6, 2014 the parties to the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CBS case reached a settlement agreement and all claims pending in New York Court were dismissed with prejudice on December 10, 2014.

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

LightSquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, "Harbinger"), a shareholder of LightSquared Inc., filed an adversary proceeding against us, DISH Network, L-Band Acquisition, LLC ("LBAC"), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC ("SPSO") (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC). Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO. Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, DISH Network and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger's complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention. On November 15, 2013, LightSquared filed its complaint, which included various claims against us, DISH Network, Mr. Ergen and SPSO. On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO. On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger. The surviving claims included, among others, LightSquared's claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared's tortious interference claim against us, DISH Network and Mr. Ergen; and Harbinger's claim against SPSO for statutory disallowance. These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014. The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014. In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and DISH Network, and it rejected some but not all claims against the other defendants.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Nazomi Communications, Inc.

On February 10, 2010, Nazomi Communications, Inc. ("Nazomi") filed suit against Sling Media, Inc. ("Sling Media"), our indirect wholly owned subsidiary, as well as Nokia Corp; Nokia Inc.; Microsoft Corp.; Amazon.com Inc.; Western Digital Corp.; Western Digital Technologies, Inc.; Garmin Ltd.;

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Garmin Corp.; Garmin International, Inc.; Garmin USA, Inc.; Vizio Inc. and iOmega Corp in the United States District Court for the Central District of California alleging infringement of United States Patent No. 7,080,362 (the "362 patent") and United States Patent No. 7,225,436 (the "436 patent"). The 362 patent and the 436 patent relate to Java hardware acceleration. On August 14, 2012, the United States District Court for the Northern District of California, to which the case had earlier been transferred, granted Sling Media's motion for summary judgment of non-infringement. On January 10, 2014, the United States Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment, and the matter is now concluded.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC ("NAT") filed suit against Hughes Network Systems, LLC, our subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710, which is entitled "System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links." NAT re-filed its case on July 19, 2013. NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On May 22, 2014, NAT filed a stipulation dismissing the litigation without prejudice and the matter is now concluded.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. ("PMC") filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing. PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants. On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, "Gemstar") as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar's license to the patents in suit, under which DISH Network and we are sublicensees. On August 12, 2014, in response to the parties' respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC's favor as to those claims. On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending. On November 5, 2014, PMC supplemented its expert report on damages, dropping a higher value damages theory and disclosing that it seeks damages ranging from $167 million to $447 million as of September 30, 2014, excluding pre-judgment interest and possible trebling under Federal law. PMC also has informed us that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414. On November 17, 2014 we filed a motion to continue the trial, and the Court subsequently approved a joint request to move the trial date from January 12, 2015 to May 18, 2015.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, purporting to sue derivatively on behalf of EchoStar Corporation, filed suit (the "Jacobi Litigation") against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada. The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants' fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC ("TDL") filed suit against us and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The case has been stayed since July 2009, pending two reexamination petitions before the United States Patent and Trademark Office.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC ("TQ Beta") filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us and our subsidiaries, EchoStar Technologies, L.L.C, Hughes Satellite Systems Corporation, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 ("the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

'456 patent"), which is entitled "Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals." TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the '456 patent, but has not specified the amount of damages that it is seeking in its suit. TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Trial is set for January 12, 2016.

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

TQP Development, LLC

On October 11, 2012, TQP Development, LLC ("TQP") filed suit against our indirect wholly owned subsidiary, Sling Media, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled "Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys." On November 14, 2012, TQP filed suit in the same venue against Hughes Network Systems, LLC, our indirectly subsidiary, alleging infringement of the same patent. TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling Media without prejudice. On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

  •
  EchoStar Technologies—which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers, telecommunication companies and international cable companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network. In addition, we provide our Slingboxes directly to consumers via retail outlets and online, as well as to the payTV operator market via our partnership with Arris.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

    The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

For the years ended December 31, 2014, 2013 and 2012, transactions between segments were not significant.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	EchoStar Technologies	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2014
External revenue	$1,609,280	$1,325,887	$481,579	$28,832	$3,445,578
Intersegment revenue	$540	$1,831	$2,876	$(5,247)	$—
Total revenue	$1,609,820	$1,327,718	$484,455	$23,585	$3,445,578
EBITDA	$152,439	$356,871	$419,442	$(26,171)	$902,581
Capital expenditures(1)	$48,616	$218,607	$28,734	$384,069	$680,026
For the Year Ended December 31, 2013
External revenue	$1,715,579	$1,215,783	$326,828	$24,262	$3,282,452
Intersegment revenue	$412	$2,343	$3,349	$(6,104)	$—
Total revenue	$1,715,991	$1,218,126	$330,177	$18,158	$3,282,452
EBITDA	$136,057	$281,513	$235,993	$(3,466)	$650,097
Capital expenditures(1)	$56,935	$186,561	$12,700	$135,677	$391,873
For the Year Ended December 31, 2012
External revenue	$1,658,203	$1,156,590	$275,280	$31,631	$3,121,704
Intersegment revenue	$1,826	$2,124	$2,705	$(6,655)	$—
Total revenue	$1,660,029	$1,158,714	$277,985	$24,976	$3,121,704
EBITDA	$110,933	$265,756	$212,549	$204,660	$793,898
Capital expenditures(1)	$69,809	$292,222	$118,998	$31,976	$513,005

(1)
Capital expenditures consist of purchases of property and equipment reported in our Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles total consolidated EBITDA to reported "Income (loss) before income taxes" in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
EBITDA	$902,581	$650,097	$793,898
Interest income and expense, net	(162,247)	(177,898)	(141,853)
Depreciation and amortization	(556,676)	(507,111)	(457,326)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(5,325)	876	(35)

Income (loss) before income taxes	$178,333	$(34,036)	$194,684

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

	As of December 31,
Long-lived assets:	2014	2013
	(In thousands)
North America:
United States	$4,313,649	$3,745,403
Other	585	947
All other	155,229	150,139

Total	$4,469,463	$3,896,489

	For the Years Ended December 31,
Revenue:	2014	2013	2012
	(In thousands)
North America:
United States	$2,958,539	$2,819,968	$2,403,976
Other	220,122	215,787	360,590
All other	266,917	246,697	357,138

Total	$3,445,578	$3,282,452	$3,121,704

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Transactions with Major Customers.    For the years ended December 31, 2014, 2013 and 2012, our revenue included sales to one major customer. The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total revenue:
DISH Network:
EchoStar Technologies segment	$1,425,872	$1,546,051	$1,277,038
Hughes segment	112,692	113,869	34,017
EchoStar Satellite Services segment	407,236	247,174	201,300
Other	28,791	24,541	31,409

Total DISH Network	1,974,591	1,931,635	1,543,764
All other	1,470,987	1,350,817	1,577,940

Total revenue	$3,445,578	$3,282,452	$3,121,704

Percentage of total revenue:
DISH Network	57.3%	58.8%	49.5%

All other	42.7%	41.2%	50.5%

Note 18. Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2014:
Total revenue	$826,023	$879,828	$895,840	$843,887
Operating income	$59,820	$92,470	$92,277	$83,523
Net income attributable to EchoStar common stock	$12,653	$33,794	$64,055	$54,766
Basic earnings per share	$0.14	$0.37	$0.70	$0.60
Diluted earnings per share	$0.14	$0.36	$0.69	$0.59
Year ended December 31, 2013:
Total revenue	$795,454	$830,003	$848,908	$808,087
Operating income	$23,936	$6,088	$40,904	$32,659
Net income (loss) attributable to EchoStar common stock	$3,458	$(9,759)	$4,320	$4,506
Basic earnings (loss) per share	$0.04	$(0.11)	$0.05	$0.05
Diluted earnings (loss) per share	$0.04	$(0.11)	$0.05	$0.05

For the quarter ended December 31, 2014, our operating results included a gain of $5.8 million related to our investment in TerreStar (See Note 6).

For the quarter ended December 31, 2013, our operating results included (i) $7.8 million in non-operating interest income and gains in connection with the settlement of certain accounts receivable and (ii) a goodwill impairment charge of $3.8 million.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

"Equipment revenue—DISH Network"

Receiver Agreement.    Effective January 1, 2012, we and DISH Network entered into a new receiver agreement (the "2012 Receiver Agreement"), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014. The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off. The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase. We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters. DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days' notice to us. We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network. DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days' notice prior to the end of the term. On May 5, 2014, we received DISH Network's notice to extend the 2012 Receiver Agreement for one year to December 31, 2015.

"Services and other revenue—DISH Network"

Broadcast Agreement.    Effective January 1, 2012, we and DISH Network entered into a new broadcast agreement (the "2012 Broadcast Agreement") pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 1, 2012 to December 31, 2016. The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Network in connection with the Spin-off. The fees for the services provided under the 2012 Broadcast Agreement are calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided. DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days' notice to us. If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

  EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.    As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

  EchoStar VIII.    In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

  EchoStar IX.    Effective January 2008, DISH Network began receiving satellite services from us on EchoStar IX. Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on EchoStar IX on a month-to-month basis.

  EchoStar XII.    DISH Network receives satellite services from us on EchoStar XII. The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

  the agreement on a year-to-year basis through the end of the satellite's life. There can be no assurance that any options to renew this agreement will be exercised.

  EchoStar XVI.    During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services from us on EchoStar XVI. Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period. If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term. There can be no assurance that any option to renew this agreement will be exercised. We began to provide satellite services on EchoStar XVI to DISH Network in January 2013.

  Nimiq 5 Agreement.    During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada ("Telesat") to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the "Telesat Transponder Agreement"). During 2009, we also entered into a satellite service agreement (the "DISH Nimiq 5 Agreement") with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

  In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location (the "103 Service Agreement"). During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the "DISH 103 Service Agreement"). Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term. Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date. Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

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

TT&C Agreement.    Effective January 1, 2012, we entered into a new telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the "2012 TT&C Agreement"). The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

with the Spin-off. The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days' notice.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. Effective March 1, 2014, we continue to provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we receive satellite services on EchoStar XV from DISH Network, we have waived the fees for the TT&C services on EchoStar XV.

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

  Gilbert Lease Agreement.    The original lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona was a month to month lease and could be terminated by either party upon 30 days' prior notice. The original lease was terminated in May 2014. Effective August 1, 2014, we began leasing this space to DISH Network under a new lease for a period ending July 31, 2016. DISH Network has renewal options for three additional one year terms.

  Cheyenne Lease Agreement.    The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Product Support Agreement.    In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related components that our subsidiaries have previously sold and in the future may sell to DISH Network. The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided. The term of the product support agreement is the economic life of such set-top boxes and related components, unless terminated earlier. DISH Network may terminate the product support agreement for any reason upon at least 60 days' notice. In the event of an early termination of this agreement, DISH Network is entitled to a refund of any unearned fees paid to us for the services.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

DISHOnline.com Services Agreement.    Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. DISH Network has the option to renew this agreement for successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days' notice to us. In October 2014, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2015.

DISH Remote Access Services Agreement.    Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder ("DVR") management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days' notice to us.

SlingService Services Agreement.    Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement has a term of five years with automatic renewal for successive one year terms and may be terminated by DISH Network for any reason upon at least 120 days' notice to us.

Blockbuster Agreements.    On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the "Blockbuster Acquisition"). On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the "Hughes Acquisition"). Hughes Network Systems, LLC ("HNS"), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster, Inc. ("Blockbuster") pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition. Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the "Blockbuster VSAT Agreement").

Effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

Radio Access Network Agreement.    On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network ("RAN") for a fixed fee. The parties mutually agreed to terminate this agreement in the fourth quarter of 2014.

RUS Implementation Agreement.    In September 2010, DISH Broadband L.L.C. ("DISH Broadband"), DISH Network's wholly-owned subsidiary, was selected by the Rural Utilities Service ("RUS") of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the "Grant Funds"). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the "RUS Agreement") pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband's RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HSS is required to continue providing services to DISH Broadband's customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Set-Top Box Application Development Agreement.    During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the "Application Development Agreement") pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for the period ending February 1, 2016. The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days' notice. The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.    During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the "XiP Encryption Agreement") pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes. The term of the XiP Encryption Agreement is until December 31, 2015. Under the XiP Encryption Agreement, DISH Network has an option, but not the obligation to extend the XiP Encryption Agreement for one additional year upon at least 180 days' notice prior to the end of the term. We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days' notice and 30 days' notice, respectively. The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DBSD North America Agreement.    On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. ("DBSD North America"). Prior to DISH Network's acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

among other things, hosting, operations and maintenance services of DBSD North America's satellite gateway and associated ground infrastructure. This agreement automatically renewed for a one-year period ending on February 15, 2016, and will renew for one additional one-year period unless terminated by DBSD North America upon at least 30 days' notice prior to the expiration of any renewal term.

Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C)    Effective July 1, 2012, we and DISH Network formed DISH Digital Holding L.L.C. ("DISH Digital"), which was owned two-thirds by DISH Network and one-third by EchoStar. DISH Digital was formed to develop and commercialize certain advanced technologies. At that time, we, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement ("Operating Agreement"), which provided for the governance of DISH Digital; and (iii) a commercial agreement ("Commercial Agreement") pursuant to which, among other things, DISH Digital had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. Effective August 1, 2014, we and DISH Digital entered into the Exchange Agreement pursuant to which, among other things, DISH Digital distributed certain assets to us and we reduced our interest in DISH Digital to a 10.0% non-voting interest. As a result, DISH Network has a 90.0% equity interest and a 100% voting interest in DISH Digital. In addition, we, DISH Network and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement. Finally, we, DISH Network and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital: (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement. As of December 31, 2014, we accounted for our investment in DISH Digital using the cost method. DISH Digital recently changed its name to Sling TV Holding L.L.C.

"Cost of sales—equipment—DISH Network"

Remanufactured Receiver Agreement.    In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased. In November 2014, we and DISH Network extended this agreement until December 31, 2015. We may terminate the remanufactured receiver agreement for any reason upon at least 60 days' notice to DISH Network. DISH Network may also terminate this agreement if certain entities acquire DISH Network.

"Cost of sales—services and other—DISH Network"

Satellite Services Received from DISH Network.    Since the Spin-off, we entered into certain satellite services agreements pursuant to which we receive satellite services from DISH Network on certain satellites owned or leased by DISH Network. The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the number of transponders that are providing services on the applicable satellite and the length of the service term. The term of each satellite service agreement is set forth below:

  D-1.    In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development. This agreement terminated on June 30, 2014.

  EchoStar XV.    In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization. Effective March 1, 2014, this satellite services agreement converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days' notice.

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

Professional Services Agreement.    In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days' notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days' notice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

"Other agreements—DISH Network"

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS's examination of our consolidated tax returns. Prior to the agreement with DISH Network, the federal tax benefits of $83.2 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement requires DISH Network to pay us $83.2 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2015. Accordingly, we recorded a noncurrent receivable from DISH Network for $83.2 million in "Other receivable—DISH Network" and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in the third quarter of 2013. In addition, during the third quarter of 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

We and DISH Network file combined income tax returns in certain states. In 2014, we earned and recognized a tax benefit for certain state income tax credits that we would be unable to utilize currently if we had filed separately from DISH Network. DISH Network expects to utilize these tax credits to reduce its state income tax payable. Consistent with accounting principles that apply to transfers of assets between entities under common control, we recorded a charge of $5.3 million in additional paid-in capital, representing the amount that we estimate is more likely than not to be realized by DISH Network as a result of its utilization of the tax credits that we earned. We expect to credit additional paid-in capital upon receipt of any consideration paid to us by DISH Network in exchange for these tax credits.

TiVo.    On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. ("TiVo"). The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Sling Trademark License Agreement.    On December 31, 2014, DISH Digital (now known as Sling TV) entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the "Sling" trademark for a period ending December 31, 2016.

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

TerreStar-2 Development Agreement.    In August 2013, we and DISH Network entered into a development agreement ("T2 Development Agreement") with respect to the EchoStar XXI ("EchoStar XXI") satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed ("T2 ATP") with SS/L in connection with the construction of the EchoStar XXI satellite. In exchange, DISH Network granted us certain rights to purchase the EchoStar XXI satellite during the term of the T2 Development Agreement. The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network's rights and obligations under the T2 ATP and the related agreement for the construction of the EchoStar XXI satellite with SS/L. The purchase rights under the T2 Development Agreement were exercised in December 2014.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Roger J. Lynch Agreement.    In November 2009, Mr. Roger J. Lynch became employed by both us and DISH Network as Executive Vice President. Mr. Lynch was responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network. Mr. Lynch's compensation consisted of cash and equity compensation and was borne by both DISH Network and us. Mr. Lynch's employment with us terminated on December 31, 2014.

Other Agreements

Hughes Systique Corporation ("Hughes Systique")

We contract with Hughes Systique for software development services. In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million. Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility. In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility. The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default. As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions. The loans, as amended, mature on May 1, 2015. In addition to our 44.2% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique's outstanding shares as of December 31, 2014. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. We are considered the "primary beneficiary" of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans. As a result, we are required to consolidate Hughes Systique's financial statements in our consolidated financial statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. ("NagraStar"), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. We account for our investment in NagraStar using the equity method.

The table below summarizes our transactions with NagraStar.

	For the Years Ended December 31,
	2014	2013	2012
Purchases from NagraStar	$22,631	$14,901	$13,024

	As of December 31,
	2014	2013
	(In thousands)
Due to NagraStar	$3,180	$1,211

Commitments to purchase from NagraStar	$5,408	$5,874

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Dish Mexico

During 2008, we entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico. We provide certain broadcast services and satellite capacity and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Years Ended December 31,
	2014	2013	2012
Digital set-top boxes and related accessories	$60,464	$36,929	$58,097

Satellite services	$23,327	$22,638	$13,320

Uplink services	$6,251	$6,735	$9,144

Other services	$—	$127	$640

	As of December 31,
	2014	2013
	(In thousands)
Due from Dish Mexico	$11,012	$3,506

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC ("Deluxe"), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. For the years ended December 31, 2014, 2013 and 2012, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $3.3 million, $1.8 million and $1.6 million, respectively. As of December 31, 2014 and 2013, we have receivables from Deluxe of approximately $0.2 million and $1.1 million, respectively.

ECHOSTAR CORPORATION
SCHEDULE I

CONDENSED BALANCE SHEETS
(Parent Company Information Only—See notes to consolidated financial statements)
(In thousands, except per share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$273,646	$399,838
Marketable investment securities	744,112	869,673

Total current assets	1,017,758	1,269,511

Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	2,547,478	1,933,533
Restricted cash and marketable investment securities	1,293	1,023
Deferred tax assets	340,852	77,664
Other intangible assets, net	22,185	39,150
Other investments	25,319	37,296
Other receivable—DISH Network	87,937	87,972

Total noncurrent assets	3,025,064	2,176,638

Total assets	$4,042,822	$3,446,149

Liabilities and Stockholders' Equity
Current Liabilities:
Accrued expenses and other	$509,654	$225,325
Deferred tax liabilities	—	2,444

Total current liabilities	509,654	227,769

Noncurrent Liabilities:
Long-term deferred revenue and other long-term liabilities	—	1,010

Total noncurrent liabilities	—	1,010

Total liabilities	509,654	228,779

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding and zero shares issued and outstanding at December 31, 2014 and 2013, respectively	6	—
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014 and 48,370,956 shares issued and 42,838,638 shares outstanding at December 31, 2013	50	48
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2014 and 2013	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2014 and 2013	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2014 and 2013	—	—
Additional paid-in capital	3,706,122	3,502,005
Accumulated other comprehensive loss	(55,856)	(14,655)
Accumulated deficit	(19,040)	(171,914)
Treasury stock, at cost	(98,162)	(98,162)

Total stockholders' equity	3,533,168	3,217,370

Total liabilities and stockholders' equity	$4,042,822	$3,446,149

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information Only—See notes to consolidated financial statements)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Costs and Expenses:
Selling, general and administrative expenses	$1,536	$1,598	$1,083
Depreciation and amortization	16,965	16,964	16,965

Total costs and expenses	18,501	18,562	18,048

Operating loss	(18,501)	(18,562)	(18,048)

Other Income (Expense):
Interest income and expense, net	8,880	7,197	8,874
Realized gains on marketable investment securities and other investments, net	73	36,280	162,257
Equity in losses of unconsolidated affiliates, net	(4,389)	(12,068)	(7,224)
Other, net	5,835	(598)	46,026

Total other income, net	10,399	30,811	209,933

Income (loss) before income taxes and equity in earnings of
consolidated subsidiaries, net	(8,102)	12,249	191,885
Equity in earnings (losses) of consolidated subsidiaries, net	159,871	(2,251)	16,033
Income tax benefit (provision), net	1,105	(7,473)	3,130

Net income	$152,874	$2,525	$211,048

Comprehensive Income (Loss):
Net income	$152,874	$2,525	$211,048

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(31,698)	(15,508)	(2,595)
Unrealized gains (losses) on AFS securities and other	(9,462)	18,413	30,799
Recognition of previously unrealized gains on AFS securities in net income	(41)	(36,312)	(175,223)

Total other comprehensive loss, net of tax	(41,201)	(33,407)	(147,019)

Comprehensive income (loss)	$111,673	$(30,882)	$64,029

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information Only—See notes to consolidated financial statements)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$152,874	$2,525	$211,048
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,965	16,964	16,965
Equity in losses of unconsolidated affiliates, net	4,389	12,068	7,224
Equity in losses (earnings) of consolidated subsidiaries, net	(159,871)	2,251	(16,033)
Realized gains on marketable investment securities and other investments, net	(73)	(36,280)	(162,257)
Deferred tax provision (benefit)	(267,175)	33,380	(95,982)
Changes in current assets and current liabilities, net	298,661	88,677	101,434
Changes in noncurrent assets and noncurrent liabilities, net	(975)	(88,874)	1,912
Other, net	18,319	24,494	16,893

Net cash flows from operating activities	63,114	55,205	81,204

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(1,013,699)	(957,142)	(878,427)
Sales and maturities of marketable investment securities	1,118,187	857,139	931,317
Contributions to subsidiaries and affiliates, net	(300,737)	(98,387)	(118,049)
Capital contribution to DISH Digital	(18,569)	—	—
Distribution received from investments in affiliates	—	—	7,500
Changes in restricted cash and marketable investment securities	(270)	(44)	(233)

Net cash flows from investing activities	(215,088)	(198,434)	(57,892)

Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	28,857	71,247	15,398
Other	(3,075)	—	—

Net cash flows from financing activities	25,782	71,247	15,398

Net increase (decrease) in cash and cash equivalents	(126,192)	(71,982)	38,710
Cash and cash equivalents, beginning of period	399,838	471,820	433,110

Cash and cash equivalents, end of period	$273,646	$399,838	$471,820

ECHOSTAR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2014, 2013 and 2012 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2014	$13,237	$46,853	$(45,902)	$14,188
December 31, 2013	$16,894	$35,311	$(38,968)	$13,237
December 31, 2012	$18,484	$27,099	$(28,689)	$16,894