Form 10-Q
period 2015-03-31
EchoStar CORP
filed 2015-05-07
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 29, 2015, the Registrant’s outstanding common stock consisted of 44,526,754 shares of Class A common stock and 47,687,039 shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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

•                  our failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•                  the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Form 10-K, and those discussed in other documents we file with the SEC.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

PART I — FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$591,506	$549,053
Marketable investment securities	1,124,087	1,139,103
Trade accounts receivable, net of allowance for doubtful accounts of $13,796 and $14,188, respectively	153,410	163,232
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	275,209	251,669
Inventory	71,069	62,963
Prepaid expenses	68,814	67,164
Deferred tax assets	78,503	87,208
Other current assets	7,542	7,699
Total current assets	2,370,140	2,328,091
Noncurrent Assets:
Restricted cash and marketable investment securities	19,991	18,945
Property and equipment, net of accumulated depreciation of $2,727,698 and $2,899,353, respectively	3,249,081	3,194,793
Regulatory authorizations, net	553,858	568,378
Goodwill	510,630	510,630
Other intangible assets, net	178,691	195,662
Other investments	158,213	159,962
Other receivable - DISH Network	90,449	90,241
Other noncurrent assets, net	185,578	187,296
Total noncurrent assets	4,946,491	4,925,907
Total assets	$7,316,631	$7,253,998
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$219,296	$188,282
Trade accounts payable - DISH Network	36,283	32,474
Current portion of long-term debt and capital lease obligations	31,475	41,912
Deferred revenue and prepayments	64,673	71,708
Accrued compensation	32,913	32,117
Accrued royalties	22,683	27,590
Accrued interest	44,065	8,905
Accrued expenses and other	103,882	114,745
Total current liabilities	555,270	517,733
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,320,078	2,325,775
Deferred tax liabilities	684,709	679,524
Other noncurrent liabilities	104,761	107,328
Total noncurrent liabilities	3,109,548	3,112,627
Total liabilities	3,664,818	3,630,360
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of March 31, 2015 and December 31, 2014, respectively	6	6
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 50,050,709 shares issued and 44,518,391 shares outstanding at March 31, 2015 and 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014	50	50
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of March 31, 2015 and December 31, 2014	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2015 and December 31, 2014	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	3,731,890	3,706,122
Accumulated other comprehensive loss	(81,047)	(55,856)
Accumulated earnings (deficit)	10,358	(19,040)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,563,143	3,533,168
Noncontrolling interest in HSS Tracking Stock	78,288	80,457
Other noncontrolling interests	10,382	10,013
Total stockholders’ equity	3,651,813	3,623,638
Total liabilities and stockholders’ equity	$7,316,631	$7,253,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue:
Equipment revenue - DISH Network	$223,959	$305,682
Equipment revenue - other	79,136	68,930
Services and other revenue - DISH Network	222,804	184,564
Services and other revenue - other	272,754	266,847
Total revenue	798,653	826,023
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	260,223	320,670
Cost of sales - services and other (exclusive of depreciation and amortization)	208,240	210,093
Selling, general and administrative expenses	97,928	87,632
Research and development expenses	17,872	14,582
Depreciation and amortization	133,185	133,226
Total costs and expenses	717,448	766,203
Operating income	81,205	59,820

Other Income (Expense):
Interest income	2,611	2,598
Interest expense, net of amounts capitalized	(35,308)	(46,044)
Realized gains on marketable investment securities and other investments (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $9 and $28, respectively), net	9	28
Equity in losses of unconsolidated affiliates, net	(53)	(1,851)
Other, net	(2,465)	636
Total other expense, net	(35,206)	(44,633)
Income before income taxes	45,999	15,187
Income tax provision, net	(18,401)	(3,157)
Net income	27,598	12,030
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,169)	(324)
Less: Net income attributable to other noncontrolling interests	369	299
Net income attributable to EchoStar	29,398	12,055
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(4,004)	(598)
Net income attributable to EchoStar common stock	$33,402	$12,653

Weighted-average common shares outstanding - Class A and B common stock:
Basic	91,969	90,689
Diluted	93,357	92,336

Earnings per share - Class A and B common stock:
Basic	$0.36	$0.14
Diluted	$0.36	$0.14

Comprehensive Income (Loss)
Net income	$27,598	$12,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,400)	4,507
Unrealized gains on AFS securities and other	1,218	749
Recognition of previously unrealized gains on AFS securities in net income	(9)	(28)
Total other comprehensive income (loss), net of tax	(25,191)	5,228
Comprehensive income	2,407	17,258
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(2,169)	(324)
Less: Comprehensive income attributable to other noncontrolling interests	369	534
Comprehensive income attributable to EchoStar	$4,207	$17,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$27,598	$12,030
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	133,185	133,226
Equity in losses of unconsolidated affiliates, net	53	1,851
Realized gains on marketable investment securities and other investments, net	(9)	(28)
Stock-based compensation	4,175	3,557
Deferred tax provision	17,871	22
Changes in current assets and current liabilities, net	31,730	47,824
Changes in noncurrent assets and noncurrent liabilities, net	1,411	(7,134)
Other, net	5,548	10,124
Net cash flows from operating activities	221,562	201,472
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(250,861)	(299,563)
Sales and maturities of marketable investment securities	269,588	285,985
Purchases of property and equipment	(177,802)	(113,625)
Changes in restricted cash and marketable investment securities	(1,046)	(2,967)
Acquisition of regulatory authorization	(3,428)	—
Purchase of strategic investments	(9)	(16)
Other, net	(4,929)	(2,818)
Net cash flows from investing activities	(168,487)	(133,004)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(16,508)	(18,528)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	8,039	5,588
Net proceeds from issuance of Tracking Stock (Note 2)	—	10,720
Other	3,521	514
Net cash flows from financing activities	(4,948)	(1,706)
Effect of exchange rates on cash and cash equivalents	(5,674)	1,126
Net increase in cash and cash equivalents	42,453	67,888
Cash and cash equivalents, beginning of period	549,053	634,119
Cash and cash equivalents, end of period	$591,506	$702,007

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$10,848	$11,933
Capitalized interest	$12,485	$3,209
Cash paid for income taxes	$1,608	$3,487
Employee benefits paid in Class A common stock	$10,711	$10,310
Satellites and other assets financed under capital lease obligations	$2,682	$1,292
Increase (decrease) in capital expenditures included in accounts payable, net	$(4,485)	$30,193
Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$—	$398,095
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  We are a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”

We currently operate in three business segments.

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”).  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the payTV operator market.  Beginning in 2015, this segment also includes, Move Network, our live linear over-the-top platform (“OTT”) business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C), and primarily provides support services to DISH Network’s Sling TV operations.

•                  Hughes — which provides satellite broadband internet access to North American consumers, and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments including without limitation, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including without limitation, income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in Note 15. Segment Reporting of our condensed consolidated financial statements.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of their satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 2 below, DISH Network owns shares of our and our subsidiary’s preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  See Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2014 for a description of the rights and obligations of EchoStar, HSS and DISH Network with respect to the Tracking Stock, the initial recording of the Satellite and Tracking Stock Transaction and the satellites received from DISH Network as part of the Satellite and Tracking Stock Transaction.  Set forth below is information about certain terms of the Tracking Stock.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 3.                    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  For the noncontrolling interest in the HSS Tracking Stock (see Note 2), we periodically attribute a portion of HSS net income or loss to the noncontrolling interest in HSS Tracking Stock with such portion equal to the 28.11% economic interest in the Hughes Retail Group represented by the HSS Tracking Stock, as determined in accordance with the Policy Statements and other documents governing the Tracking Stock.  We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of property, equipment and intangible assets, goodwill impairment testing, royalty obligations, and allocations that affect the periodic determination of net income or loss attributable to the Tracking Stock.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the three months ended March 31, 2015 or 2014.

As of March 31, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of March 31, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $85.1 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

The portion of our cost of sales, consisting of research and development funded by customers was approximately $14.8 million and $16.5 million for the three months ended March 31, 2015 and 2014, respectively.  In addition, we incurred $17.9 million and $14.6 million for the three months ended March 31, 2015 and 2014, respectively, for research and development expenses not funded by customers, as reflected in our condensed consolidated statements of operations and comprehensive income (loss).

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally included in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

ensure that costs associated with programs that are no longer generating revenue are expensed.  As of March 31, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $51.9 million and $48.9 million, respectively.  We capitalized $5.0 million of costs related to development of externally marketed software for each of the three months ended March 31, 2015 and 2014.  For the three months ended March 31, 2015 and 2014, we recorded $1.9 million and $0.8 million, respectively, of amortization expense relating to our externally marketed software.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption was not permitted.  In April 2015, the FASB proposed an Accounting Standards Update that would defer for one year the effective date of the new revenue standard and also proposed to permit entities to early adopt the standard.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption. Early adoption is permitted.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $37.5 million and $39.1 million as of March 31, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group, currently outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  For the three months ended March 31, 2015 and 2014, we allocated a net loss of $4.0 million and $0.6 million to the EchoStar Tracking Stock, respectively, reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group.  Moreover, because the reported amount of “Net income (loss) attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% interest in the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 1.2 million and 0.7 million shares for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2014, the calculation also excluded 0.7 million shares of our Class A common stock that were issuable pursuant to our performance based stock incentive plan contingent upon meeting a company-specific performance measure by March 31, 2015, that was not achieved and which resulted in the expiration of such shares as of March 31, 2015.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$29,398	$12,055
Net loss attributable to EchoStar Tracking Stock	(4,004)	(598)
Net income attributable to EchoStar common stock	$33,402	$12,653

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	91,969	90,689
Dilutive impact of stock awards outstanding	1,388	1,647
Diluted	93,357	92,336

Earnings per share:
Class A and B common stock:
Basic	$0.36	$0.14
Diluted	$0.36	$0.14

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $90.2 million and $63.8 million as of March 31, 2015 and December 31, 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$1,052,390	$1,049,139
Strategic equity securities	41,962	41,705
Other	29,735	48,259
Total marketable investment securities—current	1,124,087	1,139,103
Restricted marketable investment securities (1)	11,778	11,712
Total	1,135,865	1,150,815

Restricted cash and cash equivalents (1)	8,213	7,233

Other investments—noncurrent:
Cost method	31,174	31,174
Equity method	127,039	128,788
Total other investments—noncurrent	158,213	159,962
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,302,291	$1,318,010

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

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and variable rate demand notes.

Restricted Cash and Marketable Investment Securities

As of March 31, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Investments - Noncurrent

We have several strategic investments in certain non-publicly traded equity securities that are accounted for using either the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2015
Debt securities:
Corporate bonds	$1,053,234	$99	$(943)	$1,052,390
Other (including restricted)	41,494	19	—	41,513
Equity securities - strategic	32,081	11,816	(1,935)	41,962
Total marketable investment securities	$1,126,809	$11,934	$(2,878)	$1,135,865
As of December 31, 2014
Debt securities:
Corporate bonds	$1,050,803	$33	$(1,697)	$1,049,139
Other (including restricted)	59,977	1	(7)	59,971
Equity securities - strategic	32,081	12,849	(3,225)	41,705
Total marketable investment securities	$1,142,861	$12,883	$(4,929)	$1,150,815

As of March 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $942.5 million with contractual maturities of one year or less and $151.4 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	March 31, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$848,813	$(2,875)	$968,941	$(4,929)
12 months or more	14,000	(3)	—	—
Total	$862,813	$(2,878)	$968,941	$(4,929)

Sales of Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three months ended March 31, 2015 and 2014.  We recognized minimal and zero losses from the sales of our available-for-sale marketable investment securities for the three months ended March 31, 2015 and 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Proceeds from sales of our available-for-sale marketable investment securities totaled $87.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$493,842	$122,072	$371,770	$437,886	$58,108	$379,778
Debt securities:
Corporate bonds	$1,052,390	$—	$1,052,390	$1,049,139	$—	$1,049,139
Other (including restricted)	41,513	5,600	35,913	59,971	5,630	54,341
Equity securities - strategic	41,962	41,962	—	41,705	41,705	—
Total marketable investment securities	$1,135,865	$47,562	$1,088,303	$1,150,815	$47,335	$1,103,480

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$142,706	$160,886
Contracts in process, net	24,500	16,534
Total trade accounts receivable	167,206	177,420
Allowance for doubtful accounts	(13,796)	(14,188)
Trade accounts receivable - DISH Network	275,209	251,669
Total trade accounts receivable, net	$428,619	$414,901

As of March 31, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $2.9 million and $2.5 million, respectively.

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Finished goods	$52,968	$49,038
Raw materials	7,863	6,192
Work-in-process	10,238	7,733
Total inventory	$71,069	$62,963

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	—	$42,885	$42,826
Buildings and improvements	1-40	376,333	375,920
Furniture, fixtures, equipment and other	1-12	1,226,213	1,223,807
Customer rental equipment	2-4	527,043	498,180
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	935,104
Construction in progress	—	757,667	637,189
Total property and equipment		5,976,779	6,094,146
Accumulated depreciation		(2,727,698)	(2,899,353)
Property and equipment, net		$3,249,081	$3,194,793

Construction in progress consisted of the following:

		As of
		March 31,	December 31,
	Segment	2015	2014
		(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EchoStar XIX	Other	$365,813	$341,082
EchoStar XXI	Other	135,510	120,764
EchoStar XXIII	Other	83,701	63,072
EchoStar 105/SES-11	ESS	62,124	28,470
EUTELSAT 65 West A	Hughes	30,600	26,049
Other	Other/ESS	4,440	4,440
Uplinking equipment	ETC/Hughes	47,354	34,270
Other	ETC/Hughes/ESS	28,125	19,042
Construction in progress		$757,667	$637,189

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Satellites	$49,087	$47,563
Furniture, fixtures, equipment and other	30,503	29,891
Customer rental equipment	30,187	27,892
Buildings and improvements	3,395	3,530
Total depreciation expense	$113,172	$108,876

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

As of March 31, 2015, we utilized 19 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Three of our satellites are accounted for as operating leases.

Recent Developments

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into amendments that extend the terms of our existing agreements with SES for satellite services on AMC-15 and AMC-16.  As amended, the term of our agreement for satellite services on certain transponders on AMC-15 was extended from December 2014 through the in-service date of EchoStar 105/SES-11.  The amended agreement for the AMC-16 satellite services extends the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015.  The extended terms of these agreements are being accounted for as operating leases.

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

We have previously disclosed in our financial statements as of and for the year ended December 31, 2014 anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred with respect to any of our owned or leased satellites in 2015 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of March 31, 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.

In August 2014, we and DISH Digital Holding L.L.C. (“DISH Digital”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to us, including an OTT business with associated goodwill of $6.5 million.  See Note 16 for a description of the Exchange Agreement.  Prior to 2015, our OTT business was managed separately from our operating segments and was not integrated into any of our existing reporting units.  As further described in Note 15, this OTT business is now managed as a separate reporting unit within our EchoStar Technologies segment.  We expect to conduct our annual test of goodwill associated with this business in the third quarter of 2015.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of
	March 31,	December 31,
	2015	2014
	(In thousands)
Finite useful lives:
Cost	$89,175	$103,499
Accumulated amortization	(6,974)	(6,778)
Net	82,201	96,721
Indefinite lives	471,657	471,657
Total regulatory authorizations, net	$553,858	$568,378

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(192,431)	$101,501	$293,932	$(185,393)	$108,539
Contract-based	10	255,366	(238,676)	16,690	255,366	(233,009)	22,357
Technology-based	7	140,837	(104,540)	36,297	140,837	(100,940)	39,897
Trademark portfolio	20	29,700	(5,693)	24,007	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,511)	196	4,707	(4,217)	490
Total other intangible assets		$724,542	$(545,851)	$178,691	$724,542	$(528,880)	$195,662

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $20.0 million and $24.3 million for the three months ended March 31, 2015 and 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 11.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,203,422	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	994,500	900,000	994,500
Other	1,807	1,807	1,240	1,240
Subtotal	2,001,807	$2,199,729	2,001,240	$2,172,740
Capital lease obligations	349,746		366,447
Total debt and capital lease obligations	2,351,553		2,367,687
Less: Current portion	(31,475)		(41,912)
Long-term portion of debt and capital lease obligations	$2,320,078		$2,325,775

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

Income tax expense was approximately $18.4 million for the three months ended March 31, 2015 compared to $3.2 million for the three months ended March 31, 2014.  Our effective income tax rate was 40.0% for the three months ended March 31, 2015 compared to 20.8% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to the increase in our valuation allowance associated with certain foreign losses as well as realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits, the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, and a lower state effective tax rate.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options to our employees to acquire 82,000 and 190,000 shares of our Class A common stock for the three months ended March 31, 2015 and 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive income (loss) as follows:

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
Research and development expenses	$762	$592
Selling, general and administrative expenses	3,413	2,965
Total stock-based compensation	$4,175	$3,557

As of March 31, 2015, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $34.7 million.

Note 14.              Commitments and Contingencies

Commitments

As of March 31, 2015, our satellite-related obligations were approximately $1.18 billion.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that Hughes’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set. On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against us and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of the HopperTM set-top box infringes the asserted patents.  On February 11, 2015, the Court stayed the case pending various third-party challenges before the U.S. Patent and Trademark Court regarding the validity of certain of the patents ClearPlay asserts.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against us and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS Corporation and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed,

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that certain of our set-top boxes infringe the 233 patent.  On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  On January 26, 2015, we and DISH Network filed a petition before the United States Patent and Trademark challenging the validity of the 233 patent.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime Anytime™ and AutoHop features of the Hopper™ set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Slingbox placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

California Actions.  On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding us and our subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.

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

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  On January 12, 2015, the Court entered an order ruling on the parties’ respective summary judgment motions, holding that: (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH’s retransmission consent agreement with Fox.  The only issue remaining for trial is to the amount of damages, if any, on the claims upon which the Fox plaintiffs prevailed, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy.  At the parties’ joint request, the Court vacated the February 24, 2015 trial date, and has stayed the case until October 1, 2015 and no trial date has been set.

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

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

the United States District Court for the Southern District of New York.  The CBS claims in the New York action are scheduled for trial on May 29, 2015.  However, on December 6, 2014 the parties to the CBS case reached a settlement agreement and all claims pending in New York Court were dismissed with prejudice on December 10, 2014.

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

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  On August 12,

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending.  On November 5, 2014, PMC supplemented its expert report on damages, dropping a higher value damages theory and disclosing that it seeks damages ranging from $167 million to $447 million as of September 30, 2014, excluding pre-judgment interest and possible treble damages under Federal law.  PMC also has informed us that it will not pursue at trial its claim for infringement of United States Patent No. 5,109,414.  On November 17, 2014 we filed a motion to continue the trial, and the Court subsequently approved a joint request to move the trial date from January 12, 2015 to May 18, 2015.

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

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, purporting to sue derivatively on behalf of EchoStar Corporation, filed suit (the “Jacobi Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael Schroeder, Joseph P. Clayton, David K. Moskowitz, and EchoStar Corporation in the United States District Court for the District of Nevada.  The complaint alleges that a March 2011 attempted grant of 1.5 million stock options to Charles Ergen breached defendants’ fiduciary duties, resulted in unjust enrichment, and constituted a waste of corporate assets.

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.  Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County litigation was stayed pending resolution of the motion to dismiss.  On March 30, 2015, the Court dismissed the Jacobi litigation, with leave for Jacobi to amend his complaint by April 20, 2015.  On April 20, 2015, Jacobi filed an amended complaint.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

indemnified by DISH Network for any potential liability or damages resulting from this suit relating to the period prior to the effective date of the Spin-off.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us and our subsidiaries, EchoStar Technologies, L.L.C, Hughes Satellite Systems Corporation, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (“the ‘456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the ‘456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is set for January 12, 2016.

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

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the payTV operator market.  Beginning in 2015, this segment also includes our OTT business, which primarily provides support services to DISH Network’s Sling TV operations.

•                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews separate HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

Prior to 2015, our OTT business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital (see Notes 10 and 16), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our OTT business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.

Transactions between segments were not significant for the three months ended March 31, 2015 and 2014.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.  All prior period amounts have been retrospectively adjusted to present operations of our OTT business in our EchoStar Technologies segment.

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2015
External revenue	$346,033	$324,950	$125,198	$2,472	$798,653
Intersegment revenue	$187	$330	$200	$(717)	$—
Total revenue	$346,220	$325,280	$125,398	$1,755	$798,653
EBITDA	$25,561	$91,273	$106,419	$(9,572)	$213,681
Capital expenditures	$15,104	$64,527	$27,783	$70,388	$177,802

For the Three Months Ended March 31, 2014
External revenue	$409,178	$314,371	$99,872	$2,602	$826,023
Intersegment revenue	$101	$400	$949	$(1,450)	$—
Total revenue	$409,279	$314,771	$100,821	$1,152	$826,023
EBITDA	$39,130	$81,939	$84,782	$(13,967)	$191,884
Capital expenditures	$13,922	$45,972	$29	$53,702	$113,625

The following table reconciles total consolidated EBITDA to reported “Net income attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months
	Ended March 31,
	2015	2014
	(In thousands)
EBITDA	$213,681	$191,884
Interest income and expense, net	(32,697)	(43,446)
Depreciation and amortization	(133,185)	(133,226)
Income tax provision, net	(18,401)	(3,157)
Net income attributable to EchoStar	$29,398	$12,055

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite service agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements.  The terms of each service arrangement is set forth below:

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we receive satellite services on EchoStar XV from DISH Network, we have waived the fees for the TT&C services on EchoStar XV.

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

Gilbert Lease Agreement.  The original lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona was a month to month lease and could be terminated by either party upon 30 days’ prior notice.  The original lease was terminated in May 2014.  Effective August 1, 2014, we began leasing this space to DISH Network under a new lease for a period ending July 31, 2016.  DISH Network has renewal options for three additional one year terms.

Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending on December 31, 2031.

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed on February 23, 2015 for an additional one-year period until February 23, 2016.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster, Inc. (“Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster L.L.C. (“Blockbuster”) entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

Effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

Radio Access Network Agreement.  On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network for a fixed fee.  The parties mutually agreed to terminate this agreement in the fourth quarter of 2014.

TerreStar Agreement.  On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement automatically renewed for a one-year period ending on February 15, 2016, and will renew for one additional one-year period unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C)  Effective July 1, 2012, we and DISH Network formed DISH Digital Holding L.L.C. (“DISH Digital”), which was owned two-thirds by DISH Network and one-third by EchoStar.  DISH Digital was formed to develop and commercialize certain advanced technologies.  At that time, we, DISH Network and DISH Digital entered into the following agreements with respect to DISH Digital: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in DISH Digital; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of DISH Digital; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, DISH Digital had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.

Effective August 1, 2014, we and DISH Digital entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to us and we reduced our interest in

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

DISH Digital to a 10.0% non-voting interest.  As a result, DISH Network has a 90.0% equity interest and a 100% voting interest in DISH Digital.  In addition, we, DISH Network and DISH Digital amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, DISH Network and DISH Digital amended and restated the Commercial Agreement, pursuant to which, among other things, DISH Digital:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement.  DISH Digital changed its name to Sling TV Holding L.L.C.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.  In connection with the Exchange Agreement, this license was terminated during the fourth quarter of 2014.

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

We and DISH Network file combined income tax returns in certain states.  In 2014, we earned and recognized a tax benefit for certain state income tax credits that we would be unable to utilize currently if we had filed separately from DISH Network.  DISH Network expects to utilize these tax credits to reduce its state income tax payable.  Consistent with accounting principles that apply to transfers of assets between entities under common control, we recorded a charge of $5.3 million in additional paid-in capital in the fourth quarter of 2014, representing the amount that we estimate is more likely than not to be realized by DISH Network as a result of its utilization of the tax credits that we earned.  We expect to increase additional paid-in capital upon receipt of any consideration paid to us by DISH Network in exchange for these tax credits.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Sling Trademark License Agreement.  On December 31, 2014, DISH Digital (now known as Sling TV) entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark for a period ending December 31, 2016.

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

TerreStar-2 Development Agreement.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the EchoStar XXI satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed (“T2 ATP”) with SS/L in connection with the construction of the EchoStar XXI satellite.  In exchange, DISH Network granted us certain rights to purchase the EchoStar XXI satellite during the term of the T2 Development Agreement.  The T2 Development Agreement was amended in December 2013 to provide for the ability to purchase DISH Network’s rights and obligations under the T2 ATP and the related agreement for the construction of the EchoStar XXI satellite with SS/L.  The purchase rights under the T2 Development Agreement were exercised in December 2014, and the agreement terminated pursuant to its terms.

Roger J. Lynch.  In November 2009, Mr. Roger J. Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch was responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consisted of cash and equity compensation and was borne by both DISH Network and us.  Mr. Lynch’s employment with us terminated on December 31, 2014.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and we extended the maturity date of the loan to May 1, 2016 on the same terms.  In addition to our 44.1% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $4.6 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, we had trade accounts payable to NagraStar totaling approximately $0.9 million and $3.2 million, respectively.  Additionally, as of March 31, 2015 and December 31, 2014, we had outstanding purchase orders to NagraStar totaling approximately $8.7 million and $5.4 million, respectively.

Dish Mexico

We own 49% of an entity that provides direct-to-home satellite service in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.  We earned revenues of approximately $20.2 million and $15.9 million from our arrangements with Dish Mexico for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, we had trade accounts receivable from Dish Mexico of approximately $11.8 million and $11.0 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

Note 17.              Subsequent Event

On March 30, 2015, a subsidiary of EchoStar entered into a share purchase agreement with Kudelski SA, pursuant to which it will acquire a noncontrolling interest in the equity and debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers advanced set-top boxes and conditional access modules.  In exchange for the acquired interests in SmarDTV, we will contribute certain of our European subsidiaries and pay other consideration.  This transaction is scheduled to close in the second quarter of 2015, subject to the satisfaction of customary closing conditions.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in three business segments, which are differentiated primarily by their operational focus:  EchoStar Technologies, Hughes, and EchoStar Satellite Services.  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in “All Other and Eliminations.”

Highlights from our financial results are as follows:

2015 First Quarter Consolidated Results of Operations

•                  Revenue of $798.7 million

•                  Operating income of $81.2 million

•                  Net income attributable to EchoStar common stock of $33.4 million and basic earnings per share of common stock of $0.36

•                  EBITDA of $213.7 million (see non-GAAP reconciliation in Note 15 in the condensed consolidated financial statements)

Consolidated Financial Condition as of March 31, 2015

•                  Total assets of $7.31 billion

•                  Total liabilities of $3.66 billion

•                  Total stockholders’ equity of $3.65 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.72 billion

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries (“DISH Network”), and we also sell digital set-top boxes to a DTH satellite service provider in Canada (“Bell TV”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, and other international customers.  We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the payTV operator market.

Prior to 2015, Move Network, our live linear over-the-top platform (“OTT”) business, including certain assets that were distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital (“Sling TV”), (see Notes 10 and 16 in our notes to condensed consolidated financial statements), was managed separately from our operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our OTT business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  We have retrospectively adjusted our segment reporting to reflect our OTT business as part of the EchoStar Technologies segment in prior periods.

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

The number of potential new customers for our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our EchoStar Technologies segment over the near term lie in international markets, including through joint ventures.  We have an exclusive equipment partnership with Bell TV through the end of 2015.  Additionally, our joint venture with Dish Mexico continues to see growth.  We are continuing to work with Dish Mexico on enhanced features and services that will help it respond to competitive pressures in Mexico.  With our expertise in connectivity, security, and video, we are exploring the potential of a new product and service offering in the Internet-of-Things market.

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

support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the second half of 2016.  EchoStar XIX is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.  The costs associated with the construction and launch of EchoStar XIX are included in “All Other and Eliminations” in our segment reporting.

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises.  In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed pricing nature of our long-term enterprise contracts minimizes significant quarter to quarter fluctuations; however the growth of our enterprise business relies heavily on global economic conditions.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments while the satellite is under construction.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and create a platform to potentially allow for further development of our spectrum in Brazil.

As of March 31, 2015 and December 31, 2014, our Hughes segment had approximately 998,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the first quarter of 2015 compared to the same period in 2014 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the first quarter of 2015 decreased as compared to the same period in 2014, however, total disconnects increased due to the increased number of subscribers.  As a result, for the quarter ended March 31, 2015, net subscriber additions of 22,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of March 31, 2015 and December 31, 2014, our Hughes segment had approximately $1.19 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  EchoStar 105/SES-11, the satellite we currently have under construction is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

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

As of March 31, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.61 billion and $1.71 billion, respectively.

New Business Opportunities

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service and remain focused on delivering a pay-TV service to Brazil via a high-powered BSS satellite.  We are exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008.  EchoStar XXIII is expected to launch in the second half of 2016 and will be initially deployed at the 45 degree west longitude orbital location.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union (“EU”) and individual EU Member States to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  We are in the process of developing commercial services, expected to begin in the first half of 2016, utilizing our existing EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  We are currently constructing, and have contracted to launch, EchoStar XXI to provide space segment capacity to Solaris Mobile in the first half of 2016.  We believe we are in a unique position to deploy an European wide MSS/CGC network and maximize the long term value of our S-band spectrum in Europe and other regions within the scope of our licenses.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.

The costs associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the Three Months
	Ended March 31,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$223,959	$305,682	$(81,723)	(26.7)
Equipment revenue - other	79,136	68,930	10,206	14.8
Services and other revenue - DISH Network	222,804	184,564	38,240	20.7
Services and other revenue - other	272,754	266,847	5,907	2.2
Total revenue	798,653	826,023	(27,370)	(3.3)
Costs and Expenses:
Cost of sales - equipment	260,223	320,670	(60,447)	(18.9)
% of Total equipment revenue	85.9%	85.6%
Cost of sales - services and other	208,240	210,093	(1,853)	(0.9)
% of Total services and other revenue	42.0%	46.5%
Selling, general and administrative expenses	97,928	87,632	10,296	11.7
% of Total revenue	12.3%	10.6%
Research and development expenses	17,872	14,582	3,290	22.6
% of Total revenue	2.2%	1.8%
Depreciation and amortization	133,185	133,226	(41)	*
Total costs and expenses	717,448	766,203	(48,755)	(6.4)
Operating income	81,205	59,820	21,385	35.7

Other Income (Expense):
Interest income	2,611	2,598	13	0.5
Interest expense, net of amounts capitalized	(35,308)	(46,044)	10,736	(23.3)
Realized gains on marketable investment securities and other investments, net	9	28	(19)	(67.9)
Equity in losses of unconsolidated affiliates, net	(53)	(1,851)	1,798	(97.1)
Other, net	(2,465)	636	(3,101)	*
Total other expense, net	(35,206)	(44,633)	9,427	(21.1)
Income before income taxes	45,999	15,187	30,812	*
Income tax provision, net	(18,401)	(3,157)	(15,244)	*
Net income	27,598	12,030	15,568	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(2,169)	(324)	(1,845)	*
Less: Net income attributable to other noncontrolling interests	369	299	70	23.4
Net income attributable to EchoStar	$29,398	$12,055	$17,343	*

Other Data:
EBITDA	$213,681	$191,884	$21,797	11.4
Subscribers, end of period	998,000	914,000	84,000	9.2

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 48 and 49.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $224.0 million for the three months ended March 31, 2015, a decrease of $81.7 million, or 26.7%, compared to the same period in 2014.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2015 decreased by $71.2 million, or 24.2%, to $222.9 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through our Receiver Agreement with DISH Network which could result in prices

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the three months ended March 31, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in sales of set-top boxes was due to a 17.0% decrease in unit sales and a 16.4% decrease in the weighted average price of the set-top boxes sold.  The decrease in sales of related accessories was due to a 9.7% decrease in the weighted average price and a 5.4% decrease in unit sales of related accessories sold.

Equipment revenue — DISH Network from our Hughes segment for the three months ended March 31, 2015 decreased by $10.5 million, or 90.8%, to $1.1 million compared to the same period in 2014.  The decrease was primarily due to the decrease in unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).  Sales of broadband equipment to dishNET have been steadily decreasing and we expect this trend to continue in the first half of 2015.

Equipment revenue — other.  “Equipment revenue — other” totaled $79.1 million for the three months ended March 31, 2015, an increase of $10.2 million or 14.8%, compared to the same period in 2014.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended March 31, 2015 increased by $4.1 million, or 15.0%, to $31.2 million compared to the same period in 2014.  The increase was attributable to a 88.1% increase in unit sales of set-top boxes primarily related to sales to Dish Mexico and a 15.8% increase in the weighted average price of accessories.  These increases were partially offset by a 34.3% decrease in unit sales of accessories primarily to Bell TV and Dish Mexico and a 22.2% decrease in the weighted average price of set-top boxes for the three months ended March 31, 2015 compared to the same period in 2014.

Equipment revenue — other from our Hughes segment for the three months ended March 31, 2015 increased by $6.2 million, or 14.7%, to $48.0 million compared to the same period in 2014.  The increase was mainly due to a $7.0 million increase in domestic sales of telecom systems equipment and an increase of $2.2 million in sales of broadband equipment to our international customers, partially offset by a decrease of $3.0 million in sales of broadband equipment to our consumer and domestic enterprise markets.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $222.8 million for the three months ended March 31, 2015, an increase of $38.2 million or 20.7%, compared to the same period in 2014.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2015 increased by $6.2 million, or 7.5%, to $88.9 million compared to the same period in 2014.  The increase was primarily due to an increase of $3.1 million in support services sold to Sling TV as a result of the amended commercial agreement with DISH Network and Sling TV, effective August 1, 2014.  The increase was also due to increased sales of satellite uplink/downlink services of $1.0 million and an increase of $0.9 million in revenue earned for engineering services.

Services and other revenue — DISH Network from our Hughes segment for the three months ended March 31, 2015 increased by $4.7 million, or 26.1%, to $22.8 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2015 increased by $27.5 million, or 33.9%, to $108.7 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $1.3 million in services provided to DISH Network on the EchoStar XII satellite.

Services and other revenue — other.  “Services and other revenue — other” totaled $272.8 million for the three months ended March 31, 2015, an increase of $5.9 million, or 2.2%, compared to the same period in 2014.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended March 31, 2015 decreased by $2.1 million, or 39.1%, to $3.3 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $1.1 million in revenue earned from system integration solutions and a decrease of $0.8 million in revenue from non-recurring engineering projects.

Services and other revenue — other from our Hughes segment for the three months ended March 31, 2015 increased by $10.1 million, or 4.2%, to $253.5 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $13.3 million in sales of broadband services to our domestic consumer and enterprise markets, partially offset by a decrease of $3.0 million in sales of broadband services to our international customers.

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended March 31, 2015 decreased by $2.9 million, or 14.7%, to $16.7 million compared to the same period in 2014.  The decrease was primarily attributable a decrease in sales of transponder services in the first quarter of 2015 compared to the same period in 2014.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $260.2 million for the three months ended March 31, 2015, a decrease of $60.4 million, or 18.9%, compared to the same period in 2014.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended March 31, 2015 decreased by $58.2 million, or 21.3%, to $215.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs of $62.6 million directly related to the decrease in sales of set-top boxes and related accessories sold to DISH Network.  The decrease was partially offset by an increase of $3.9 million in cost of sales related to the increase in sales of set-top boxes and related accessories to Dish Mexico and our other international customers.

Cost of sales — equipment from our Hughes segment for the three months ended March 31, 2015 decreased by $2.3 million, or 4.8%, to $45.1 million compared to the same period in 2014.  The decrease was primarily attributable to lower sales of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET.  The decrease was partially offset by the increase in cost of sales of telecom system equipment and broadband equipment to international markets.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $208.2 million for the three months ended March 31, 2015, a decrease of $1.9 million, or 0.9%, compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended March 31, 2015 increased by $1.5 million, or 2.4%, to $64.7 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services provided in the first quarter of 2015 compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the three months ended March 31, 2015 decreased by $6.5 million, or 5.4%, to $112.9 million compared to the same period in 2014.  The decrease was primarily attributable to a $3.6 million decrease in service costs directly related to the decrease in sales of our broadband services to our international customers, as well as reductions in the costs of our maintenance and service contracts.  Additionally, the cost of sales related to our domestic broadband services decreased $2.1 million due to a decrease in the cost of repairs for consumer hardware and the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other from our EchoStar Satellite Services segment for the three months ended March 31, 2015 increased by $3.3 million, or 23.1%, to $17.6 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $97.9 million for the three months ended March 31, 2015, an increase of $10.3 million or 11.7%, compared to the same period in 2014.  The increase was mainly due to a $5.4 million increase in marketing and promotional expenses primarily in our Hughes segment, a $3.3 million increase in personnel and other employee-related expenses and professional fees, and a $2.5 million increase in legal expenses.

Research and development.  “Research and development” expenses totaled $17.9 million for the three months ended March 31, 2015, an increase of $3.3 million or 22.6%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $2.2 million and $1.1 million in our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $35.3 million for the three months ended March 31, 2015, a decrease of $10.7 million or 23.3%, compared to the same period in 2014.  The decrease was due to higher capitalized interest associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites.

Other, net.  “Other, net” totaled $2.5 million in expenses for the three months ended March 31, 2015, a decrease of $3.1 million, compared to the same period in 2014.  The decrease was primarily related to a loss of $3.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees and an increase of $3.5 million in foreign exchange losses.  The decrease was partially offset by a $4.5 million reduction of the capital lease obligations for the AMC-15 and AMC-16 satellites.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $213.7 million for the three months ended March 31, 2015, an increase of $21.8 million, or 11.4%, compared to the same period in 2014.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $21.3 million for the three months ended March 31, 2015.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income attributable to EchoStar, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months
	Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands )
EBITDA	$213,681	$191,884	$21,797	11.4
Interest income and expense, net	(32,697)	(43,446)	10,749	(24.7)
Depreciation and amortization	(133,185)	(133,226)	41	*
Income tax provision, net	(18,401)	(3,157)	(15,244)	*
Net income attributable to EchoStar	$29,398	$12,055	$17,343	*

*Percentage is not meaningful.

Income tax provision, net.  Income tax expense was $18.4 million for the three months ended March 31, 2015, an increase of $15.2 million, compared to the same period in 2014.  Our effective income tax rate was 40.0% for the three months ended March 31, 2015 compared to 20.8% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits, the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, and a lower state effective tax rate.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar.  Net income attributable to EchoStar was $29.4 million for the three months ended March 31, 2015, an increase of $17.3 million compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization, of $21.4 million, an increase in capitalization of interest expense of $9.3 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites and a decrease of $1.8 million in equity in losses of unconsolidated affiliates, net, partially offset by an increase of $15.2 million in income tax expense.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2015
Total revenue	$346,220	$325,280	$125,398	$1,755	$798,653
Capital expenditures	$15,104	$64,527	$27,783	$70,388	$177,802
EBITDA	$25,561	$91,273	$106,419	$(9,572)	$213,681

For the Three Months Ended March 31, 2014
Total revenue	$409,279	$314,771	$100,821	$1,152	$826,023
Capital expenditures	$13,922	$45,972	$29	$53,702	$113,625
EBITDA	$39,130	$81,939	$84,782	$(13,967)	$191,884

EchoStar Technologies Segment

	For the Three Months
	Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$346,220	$409,279	$(63,059)	(15.4)
Capital expenditures	$15,104	$13,922	$1,182	8.5
EBITDA	$25,561	$39,130	$(13,569)	(34.7)

Revenue

EchoStar Technologies segment total revenue for the three months ended March 31, 2015 decreased by $63.1 million, or 15.4%, compared to the same period in 2014, primarily resulting from a decrease of $71.2 million in equipment revenue from DISH Network and a decrease of $2.1 million in service revenue — other, partially offset by an increase of $6.2 million in service revenue from DISH Network and an increase of $4.1 million in equipment revenue — other.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended March 31, 2015 increased by $1.2 million, or 8.5%, compared to the same period in 2014, primarily due to increased expenditures related to the support of our OTT business of $0.7 million and engineering services of $0.4 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended March 31, 2015 was $25.6 million, a decrease of $13.6 million, or 34.7%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $6.4 million in gross margin, an increase of $2.5 million in legal expenses, an increase of $2.2 million in research and development expense, and an increase of $1.7 million in foreign exchange losses.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Three Months
	Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$325,280	$314,771	$10,509	3.3
Capital expenditures	$64,527	$45,972	$18,555	40.4
EBITDA	$91,273	$81,939	$9,334	11.4

Revenue

Hughes segment total revenue for the three months ended March 31, 2015 increased by $10.5 million, or 3.3%, compared to the same period in 2014.  The increase was primarily due to increases in sales of broadband equipment and services to our consumer markets of $9.4 million and telecom systems equipment and services of $4.7 million.  The increase was partially offset by a decrease in sales of broadband equipment and services to DISH Network pursuant to our Distribution Agreement with dishNET of $3.2 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2015 increased by $18.6 million, or 40.4%, compared to the same period in 2014, primarily the result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2015 was $91.3 million, an increase of $9.3 million, or 11.4%, compared to the same period in 2014.  The increase was primarily the result of an increase in gross margin of $19.3 million primarily the result of an increase in service revenue of $14.9 million and a decrease in cost of sales — services of $6.5 million, related to a $3.6 million decrease in service costs related to our international customers as well as reductions in the costs of our maintenance and service contracts and a $2.1 million decrease in the costs of repairs for consumer hardware and the decrease in Ku-band space segment costs, partially offset by a $6.8 million increase in selling, general and administrative expenses and a $1.9 million increase in foreign exchange losses.

EchoStar Satellite Services Segment

	For the Three Months
	Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$125,398	$100,821	$24,577	24.4
Capital expenditures	$27,783	$29	$27,754	*
EBITDA	$106,419	$84,782	$21,637	25.5

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2015 increased by $24.6 million, or 24.4%, compared to the same period in 2014, primarily due to a $27.5 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.9 million in other service revenue.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2015 increased by $27.8 million, compared to the same period in 2014, primarily related to the increase in satellite expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2015 was $106.4 million, an increase of $21.6 million, or 25.5%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $21.3 million in gross margin.

All Other and Eliminations

All Other and Eliminations accounts for certain items and activities in our condensed consolidated financial statements that have not been assigned to our operating segments.  These include without limitation real estate and other activities, costs incurred in satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury activities, including without limitation income from our investment portfolio and interest expense on our debt.

Capital Expenditures

For the three months ended March 31, 2015, All Other and Eliminations capital expenditures increased by $16.7 million, or 31.1%, compared to the same period in 2014, primarily related to the increase in satellite expenditures on the EchoStar XXIII satellite of $20.6 million and the EchoStar XXI satellite of $11.7 million, offset partially by a decrease in capital expenditures related to the EchoStar XIX satellite of $14.0 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union, and EchoStar XXIII will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of March 31, 2015 and December 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.72 billion.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes (“VRDNs”).  Our other current marketable investment securities portfolio consists primarily of corporate and government bonds.  As of March 31, 2015 and December 31, 2014, we held $1.08 billion and $1.10 billion, respectively, of corporate and government bonds, VRDNs and other investment securities.

The following discussion highlights our cash flow activities for the three months ended March 31, 2015.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the three months ended March 31, 2015, we reported net cash inflows from operating activities of $221.6 million, an increase of $20.1 million, compared to the same period in 2014.  The increase was primarily attributable to higher net income of $27.6 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses of unconsolidated affiliates, net;” (iii) “Realized gains on marketable investment securities and other investments, net;” (iv) “Stock-based compensation;” (v) “Deferred tax benefit (provision);” and (vi) “Other, net,” partially offset by a decrease of $7.5 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Item 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the three months ended March 31, 2015, we reported net cash outflows from investing activities of $168.5 million, an increase in cash outflow of $35.5 million compared to the same period in 2014.  The increase in cash outflows primarily related to a $64.2 million increase in capital expenditures in 2015 when compared to the same period in 2014 and the acquisition of a regulatory authorization in the first quarter of 2015 of $3.4 million. The increase in cash outflows was partially offset by a decrease of $32.3 million in purchases of marketable investment securities, net of sales and maturities.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the three months ended March 31, 2015, we reported net cash outflows from financing activities of $4.9 million, an increase in cash outflow of $3.2 million, compared to the same period in 2014.  The increase in cash outflows was primarily due to proceeds of $11.4 million, net of offering costs of $0.7 million from the issuance of Hughes Retail preferred tracking stock received in 2014, partially offset by an increase of $2.7 million in excess tax benefit recognized on the exercise of stock options, higher proceeds of $2.5 million received from Class A common stock option exercises and stock issued under our Employee Stock Purchase Plan, and a decrease of $1.9 million in capital lease obligation payments relating to AMC-15 and AMC-16 satellites as they are currently accounted for as operating leases.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2015, our satellite-related obligations were approximately $1.18 billion.  Our satellite-related obligations include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2015, we had $47.4 million of letters of credit and insurance bonds.  Of this amount, $17.9 million was secured by restricted cash; $14.5 million related to insurance bonds; and $15.0 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of March 31, 2015, we had foreign currency forward contracts with a notional value of $4.0 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

We have a significant amount of outstanding indebtedness.  As of March 31, 2015, our total indebtedness was $2.35 billion, of which $349.7 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2015.  As of March 31, 2015, we have not repurchased any common stock under this plan.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of digital set-top boxes and related components, including Slingbox products and related hardware products, and sales of satellite broadband equipment and related equipment, primarily related to the Hughes service, to DISH Network.

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

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” includes earnings or losses from our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $1.72 billion.  Of this amount, a total of $1.67 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.67 billion as of March 31, 2015, a hypothetical 10% change in average interest rates during 2015 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2015 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would have resulted in a decrease of approximately $1.0 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2015, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $42.0 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $4.2 million in the fair value of these investments.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of March 31, 2015, we had $20.0 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of March 31, 2015, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of March 31, 2015, we had $158.2 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $15.8 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of March 31, 2015, we had $4.6 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $4.0 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of March 31, 2015.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $18.7 million as of March 31, 2015.

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

Item 4.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.            RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  For the three months ended March 31, 2015, there were no material changes in our risk factors as previously disclosed.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2015.

Item 3.                     DEFAULTS UPON SECURITIES

Not applicable

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable

Item 5.                     OTHER INFORMATION

None

Item 6.                     EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)    Filed herewith.

(I)     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 7, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)