Form 10-Q
period 2015-06-30
EchoStar CORP
filed 2015-08-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

As of July 28, 2015, the Registrant’s outstanding common stock consisted of 44,736,442 shares of Class A common stock and 47,687,039 shares of Class B common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q  (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•                  our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

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

i

PART I — FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$502,010	$549,053
Marketable investment securities, at fair value	1,009,478	1,139,103
Trade accounts receivable, net of allowance for doubtful accounts of $13,239 and $14,188, respectively	183,555	163,232
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	245,338	251,669
Inventory	70,568	62,963
Prepaid expenses	63,566	67,164
Deferred tax assets	96,245	87,208
Other current assets	8,717	7,699
Total current assets	2,179,477	2,328,091
Noncurrent Assets:
Restricted cash and marketable investment securities	20,452	18,945
Property and equipment, net of accumulated depreciation of $2,833,173 and $2,899,353, respectively	3,304,870	3,194,793
Regulatory authorizations, net	554,736	568,378
Goodwill	510,630	510,630
Other intangible assets, net	162,417	195,662
Other investments	226,668	159,962
Other receivable - DISH Network	90,620	90,241
Other noncurrent assets, net	183,263	187,296
Total noncurrent assets	5,053,656	4,925,907
Total assets	$7,233,133	$7,253,998
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$197,425	$188,282
Trade accounts payable - DISH Network	32,652	32,474
Current portion of long-term debt and capital lease obligations	31,666	41,912
Deferred revenue and prepayments	75,906	71,708
Accrued compensation	30,227	32,117
Accrued royalties	26,876	27,590
Accrued expenses and other	111,472	123,650
Total current liabilities	506,224	517,733
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,202,337	2,325,775
Deferred tax liabilities	718,563	679,524
Other noncurrent liabilities	102,753	107,328
Total noncurrent liabilities	3,023,653	3,112,627
Total liabilities	3,529,877	3,630,360
Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of June 30, 2015 and December 31, 2014	6	6
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 50,235,447 shares issued and 44,703,129 shares outstanding at June 30, 2015 and 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014	50	50
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of June 30, 2015 and December 31, 2014	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2015 and December 31, 2014	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	3,744,852	3,706,122
Accumulated other comprehensive loss	(73,579)	(55,856)
Accumulated earnings (deficit)	42,108	(19,040)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,615,323	3,533,168
Noncontrolling interest in HSS Tracking Stock	77,123	80,457
Other noncontrolling interests	10,810	10,013
Total stockholders’ equity	3,703,256	3,623,638
Total liabilities and stockholders’ equity	$7,233,133	$7,253,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Equipment revenue - DISH Network	$196,134	$302,734	$420,093	$608,416
Equipment revenue - other	87,772	95,033	166,908	163,963
Services and other revenue - DISH Network	235,953	209,053	458,757	393,617
Services and other revenue - other	273,736	273,008	546,490	539,855
Total revenue	793,595	879,828	1,592,248	1,705,851
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	238,623	337,376	498,846	658,046
Cost of sales - services and other (exclusive of depreciation and amortization)	217,765	204,269	426,005	414,362
Selling, general and administrative expenses	90,704	90,492	188,632	178,124
Research and development expenses	19,685	14,574	37,557	29,156
Depreciation and amortization	132,470	140,647	265,655	273,873
Total costs and expenses	699,247	787,358	1,416,695	1,553,561
Operating income	94,348	92,470	175,553	152,290

Other Income (Expense):
Interest income	2,723	2,147	5,334	4,745
Interest expense, net of amounts capitalized	(31,958)	(44,687)	(67,266)	(90,731)
Loss from partial redemption of debt	(5,044)	—	(5,044)	—
Gains (losses) on marketable investment securities, net	(1,613)	6	(1,604)	34
Other-than-temporary impairment loss on available-for-sale securities	(4,649)	—	(4,649)	—
Equity in losses of unconsolidated affiliates, net	(203)	(1,210)	(256)	(3,061)
Other, net	(3,728)	(201)	(6,193)	435
Total other expense, net	(44,472)	(43,945)	(79,678)	(88,578)
Income before income taxes	49,876	48,525	95,875	63,712
Income tax provision, net	(18,863)	(18,911)	(37,264)	(22,068)
Net income	31,013	29,614	58,611	41,644
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,165)	(1,619)	(3,334)	(1,943)
Less: Net income attributable to other noncontrolling interests	428	428	797	728
Net income attributable to EchoStar	31,750	30,805	61,148	42,859
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(2,150)	(2,989)	(6,154)	(3,587)
Net income attributable to EchoStar common stock	$33,900	$33,794	$67,302	$46,446

Weighted-average common shares outstanding - Class A and B common stock:
Basic	92,283	91,097	92,127	90,894
Diluted	93,514	92,714	93,437	92,546

Earnings per share - Class A and B common stock:
Basic	$0.37	$0.37	$0.73	$0.51
Diluted	$0.36	$0.36	$0.72	$0.50

Comprehensive Income (Loss)
Net income	$31,013	$29,614	$58,611	$41,644
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,994	3,208	(23,406)	7,715
Recognition of previously unrealized foreign currency translation loss in net income	1,889	—	1,889	—
Unrealized (gains) losses on available-for-sale securities and other	(2,053)	(3,252)	(835)	(2,503)
Unrealized other-than-temporary loss on available-for-sale securities	4,649	—	4,649	—
Recognition of previously unrealized gains on available-for-sale securities in net income	(11)	(6)	(20)	(34)
Total other comprehensive income (loss), net of tax	7,468	(50)	(17,723)	5,178
Comprehensive income	38,481	29,564	40,888	46,822
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(1,165)	(1,619)	(3,334)	(1,943)
Less: Comprehensive income attributable to other noncontrolling interests	428	442	797	976
Comprehensive income attributable to EchoStar	$39,218	$30,741	$43,425	$47,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$58,611	$41,644
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	265,655	273,873
Equity in losses of unconsolidated affiliates, net	256	3,061
Loss from partial redemption of debt	5,044	—
Loss (gains) and impairment on marketable investment securities, net	6,253	(34)
Stock-based compensation	10,288	7,178
Deferred tax provision	36,255	10,512
Changes in current assets and current liabilities, net	(14,429)	22,947
Changes in noncurrent assets and noncurrent liabilities, net	3,294	(9,075)
Other, net	11,517	21,868
Net cash flows from operating activities	382,744	371,974
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(285,130)	(599,677)
Sales and maturities of marketable investment securities	419,038	594,306
Purchases of property and equipment	(356,910)	(269,717)
Changes in restricted cash and marketable investment securities	(1,507)	(3,042)
Other non-current investments	(64,655)	—
Acquisition of regulatory authorization	(3,428)	—
Other, net	(11,652)	(10,403)
Net cash flows from investing activities	(304,244)	(288,533)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Notes Due 2019 and related premium	(113,300)	—
Repayment of long-term debt and capital lease obligations	(26,235)	(36,359)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	14,104	14,414
Net proceeds from issuance of Tracking Stock (Note 2)	—	10,104
Other, net	3,186	1,082
Net cash flows from financing activities	(122,245)	(10,759)
Effect of exchange rates on cash and cash equivalents	(3,298)	1,456
Net increase (decrease) in cash and cash equivalents	(47,043)	74,138
Cash and cash equivalents, beginning of period	549,053	634,119
Cash and cash equivalents, end of period	$502,010	$708,257

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$91,817	$94,195
Capitalized interest	$27,569	$7,689
Cash paid for income taxes	$3,010	$8,711
Employee benefits paid in Class A common stock	$10,711	$10,310
Satellites and other assets financed under capital lease obligations	$3,367	$2,138
(Decrease) increase in capital expenditures included in accounts payable, net	$(8,931)	$4,981
Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$—	$398,095
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—

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

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes Move Network, our live linear over-the-top platform (“OTT”) business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C), and primarily provides support services to DISH Network’s Sling TV operations.

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

Our operations also include real estate and other activities that have not been assigned to our operating segments, including without limitation, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including without limitation, income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in Note 15. Segment Reporting of our condensed consolidated financial statements.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of their satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction described in Note 2 below, DISH Network owns shares of our and our subsidiary’s preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 2.                                 Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The Satellite and Tracking Stock Transaction is consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, EchoStar has been able to increase short-term cash flow that it believes will better position it to achieve its strategic objectives.

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

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group. The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group and the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.  The 80.0% economic interest was determined at the time of issuance based on the estimated fair value of the consideration received from DISH Network in exchange for the Tracking Stock, consisting of the five satellites and $11.4 million in cash, relative to the estimated fair value of the Hughes Retail Group.  The allocation of economic interest represented by the Tracking Stock of 51.89% issued as EchoStar Tracking Stock and 28.11% issued as HSS Tracking Stock reflected the relative assignment to HSS Tracking Stock and EchoStar Tracking Stock of the aggregate increase in equity resulting from DISH Network’s contribution of the satellites and cash.  The tracking stock structure and the allocation of the tracking stock economic interest between EchoStar and HSS was advantageous to EchoStar from an economic and tax perspective by allowing the Company to increase cash flow by using the value of the Hughes Retail Group to purchase the satellites from DISH Network.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

While DISH Network, as the holder of the Tracking Stock, holds an aggregate 80.0% economic interest in the Hughes Retail Group, the Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.   Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.

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

Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration. Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote, which resulted in a relative loss of voting power for our Class A and Class B Common Stockholders.  In the event of a liquidation of EchoStar, holders of shares of EchoStar Class A Common Stock, EchoStar Class B Common Stock and the EchoStar Tracking Stock are entitled to receive their respective proportionate interests in the net assets of EchoStar, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of the EchoStar Tracking Stock (determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system) as compared to the aggregate market value of outstanding shares of EchoStar Class A Common Stock and EchoStar Class B Common Stock.  Similarly, in the event of a liquidation of HSS, holders of shares of HSS common stock and HSS Tracking Stock are entitled to receive their respective proportionate interests in the net assets of HSS, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of HSS Tracking Stock as compared to the aggregate market value of outstanding shares of HSS common stock.  Market values of HSS Tracking Stock and HSS common stock are to be determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system.

Should our board of directors, or the board of directors of HSS, make a future determination to pay a dividend on any shares of capital stock, the respective board of directors may, in its sole discretion, declare dividends only on shares of common stock, only on shares of the Tracking Stock or on shares of both the common stock and the Tracking Stock of the respective company.  No dividend or other distribution may be paid on any shares of EchoStar Tracking Stock unless a dividend or distribution in an equivalent amount is paid on shares of HSS Tracking Stock and no dividend or other distribution may be paid on any shares of HSS Tracking Stock unless a dividend or distribution in an equivalent amount is paid on shares of EchoStar Tracking Stock.

EchoStar and HSS may each, at its option, redeem all of the outstanding shares of its Tracking Stock in exchange for shares of common stock in an HRG Holding Company (as defined below), which EchoStar is required to establish pursuant to the Investor Rights Agreement discussed below.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly-owned by EchoStar and that will hold the Hughes Retail Group.

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  For the noncontrolling interest in the HSS Tracking Stock (see Note 2), we attribute a portion of HSS net income or loss to the noncontrolling interest in HSS Tracking Stock with such portion equal to 28.11% (the HSS portion of the 80.0% economic interest) of the Hughes Retail Group attributed net income or loss represented by the HSS Tracking Stock, as determined in accordance with the Policy Statements and other documents governing the Tracking Stock.  We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  We use the cost method when we do not have the ability to significantly influence the operating decisions of the investee.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of long-lived assets, goodwill impairment testing, royalty obligations, and allocations that affect the net income or loss attributable to the Tracking Stock.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Weakened economic conditions may increase the inherent uncertainty in the

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the six months ended June 30, 2015 or 2014.

As of June 30, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of June 30, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $82.2 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

In addition to research and development expenses reported in our condensed consolidated statements of operations and comprehensive income (loss), our cost of sales includes research and development costs funded by customers of approximately $15.7 million and $17.9 million for the three months ended June 30, 2015 and 2014, respectively, and $30.5 million and $34.4 million for the six months ended June 30, 2015 and 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of June 30, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $56.7 million and $48.9 million, respectively.  We capitalized costs of $6.7 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, and costs of $11.7 million and $12.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the development of externally marketed software.  We recorded amortization expense relating to the development of externally marketed software of $2.0 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In July 2015, the FASB agreed to defer by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or related disclosures.  We do not expect to adopt this standard prior to the effective date.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $34.3 million and $39.1 million as of June 30, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  We allocated a net loss of $2.2 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively, and a net loss of $6.2 million and $3.6 million for the six months ended June 30, 2015 and 2014, respectively, to the EchoStar Tracking Stock reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group.  Moreover, because the reported amount of “Net income attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 2.0 million and 0.7 million shares for each of the three and six months ended June 30, 2015 and 2014, respectively.  For the three and six months ended June 30, 2014, the calculation also excluded 0.7 million shares of our Class A common stock that were issuable pursuant to our performance based stock incentive plan contingent upon meeting a company-specific performance measure by March 31, 2015, that was not achieved and which resulted in the expiration of such shares as of March 31, 2015.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$31,750	$30,805	$61,148	$42,859
Less: Net loss attributable to EchoStar Tracking Stock	(2,150)	(2,989)	(6,154)	(3,587)
Net income attributable to EchoStar common stock	$33,900	$33,794	$67,302	$46,446

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	92,283	91,097	92,127	90,894
Dilutive impact of stock awards outstanding	1,231	1,617	1,310	1,652
Diluted	93,514	92,714	93,437	92,546

Earnings per share:
Class A and B common stock:
Basic	$0.37	$0.37	$0.73	$0.51
Diluted	$0.36	$0.36	$0.72	$0.50

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $85.3 million and $63.8 million as of June 30, 2015 and December 31, 2014, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Affected Line Item in our	For the Three Months		For the Six Months
	Condensed Consolidated	Ended June 30,		Ended June 30,
Accumulated Other Comprehensive Loss Components	Statement of Operations	2015	2014	2015	2014
		(In thousands)
Realized gains on available-for-sale securities (1)	Gains (losses) on marketable investment securities, net	$(11)	$(6)	$(20)	$(34)
Other-than-temporary impairment loss on available-for-sale securities (2)	Other-than-temporary impairment loss on available-for sale securities	4,649	—	4,649	—
Realized foreign currency translation losses (3)	Other, net	1,889	—	1,889	—
Total reclassifications, net of tax and noncontrolling interests		$6,527	$(6)	$6,518	$(34)

(1)         When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as realized gains on available-for-sale securities on the condensed consolidated statement of operations.

(2)         In June 2015, we recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.  See Note 6 for further discussion of our other-than-temporary impairment loss.

(3)         As a result of the deconsolidation of several of our European subsidiaries in connection with our investment in SmarDTV in May 2015, the related cumulative translation adjustments that were previously recognized in other comprehensive income (loss) were reclassified and recognized as a loss within “Other income (expense)” in our condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.  See Note 6 for further discussion of our deconsolidation of the contributed entities.

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$922,343	$1,049,139
Strategic equity securities	55,429	41,705
Other	31,706	48,259
Total marketable investment securities—current	1,009,478	1,139,103
Restricted marketable investment securities (1)	10,342	11,712
Total	1,019,820	1,150,815

Restricted cash and cash equivalents (1)	10,110	7,233

Other investments—noncurrent:
Cost method	81,174	31,174
Equity method	145,494	128,788
Total other investments—noncurrent	226,668	159,962
Total marketable investment securities, restricted cash and cash equivalents, and other investments	$1,256,598	$1,318,010

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our condensed consolidated balance sheets.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of June 30, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.

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

As of June 30, 2015 and December 31, 2014, our strategic equity securities included shares of certain common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the three and six months ended June 30, 2015, “Other-than-temporary impairment loss on available-for-sale securities” included a $4.6 million other-than-temporary impairment of our available-for-sale shares of this customer and “Gains (losses) on marketable investment securities, net” includes a $1.6 million unrealized holding loss on our trading securities, which had a fair value of $15.6 million as of June 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and variable rate demand notes.

Restricted Cash and Marketable Investment Securities

As of June 30, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

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

In May 2015, we acquired a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for cash of $13.9 million and the contribution of several of our European subsidiaries to SmarDTV.  We recorded our initial investment in SmarDTV at $20.0 million, representing our estimate of the investment’s fair value using discounted cash flow techniques.  Our estimate included significant unobservable inputs related to SmarDTV’s future operations and is categorized within Level 3 of the fair value hierarchy.  As of the acquisition date, we deconsolidated the contributed entities and recognized a $2.6 million loss within “Other income (expense)” in our condensed consolidated statement of operations and comprehensive income (loss), consisting of: (i) a $0.7 million

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

loss resulting from our initial investment (at fair value) being less than our $13.9 million cash payment and the carrying amount of the net assets of the deconsolidated entities and (ii) the reclassification from accumulated other comprehensive loss of $1.9 million in foreign currency translation adjustments related to the deconsolidated entities.  The net assets of the deconsolidated entities included net property and equipment of $6.7 million and cash of $0.8 million.  We have the ability to exercise significant influence over SmarDTV and therefore account for our investment using the equity method.  In connection with our investment, we and SmarDTV entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV.  See Note 16 for information about our related party transactions with SmarDTV subsequent to the date of our initial investment.

In June 2015, we purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbiting satellite company.  WorldVu plans to develop and operate a global network of low-orbiting Ku-band satellites to provide internet access to fixed and mobile terminals.  We do not exercise significant influence over WorldVu; accordingly, we account for the investment using the cost method.  Our Hughes segment entered into an agreement to sell certain equipment and services to WorldVu in connection with our investment.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2015
Debt securities:
Corporate bonds	$923,055	$49	$(761)	$922,343
Other (including restricted)	42,040	11	(3)	42,048
Equity securities - strategic	27,432	12,420	—	39,852
Total marketable investment securities	$992,527	$12,480	$(764)	$1,004,243
As of December 31, 2014
Debt securities:
Corporate bonds	$1,050,803	$33	$(1,697)	$1,049,139
Other (including restricted)	59,977	1	(7)	59,971
Equity securities - strategic	32,081	12,849	(3,225)	41,705
Total marketable investment securities	$1,142,861	$12,883	$(4,929)	$1,150,815

As of June 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $953.5 million with contractual maturities of one year or less and $10.9 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$770,815	$(733)	$968,941	$(4,929)
12 months or more	29,830	(31)	—	—
Total	$800,645	$(764)	$968,941	$(4,929)

Sales of Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three and six months ended June 30, 2015 and 2014.  We recognized minimal losses from the sales of our available-for-sale marketable investment securities for the three and six months ended June 30, 2015 and 2014, respectively.

Proceeds from sales of our available-for-sale marketable investment securities totaled $3.1 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively, and $90.2 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$412,467	$9,126	$403,341	$437,886	$58,108	$379,778
Debt securities:
Corporate bonds	$922,343	$—	$922,343	$1,049,139	$—	$1,049,139
Other (including restricted)	42,048	5,718	36,330	59,971	5,630	54,341
Equity securities - strategic	55,429	55,429	—	41,705	41,705	—
Total marketable investment securities	$1,019,820	$61,147	$958,673	$1,150,815	$47,335	$1,103,480

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$167,088	$160,886
Contracts in process, net	29,706	16,534
Total trade accounts receivable	196,794	177,420
Allowance for doubtful accounts	(13,239)	(14,188)
Trade accounts receivable - DISH Network	245,338	251,669
Total trade accounts receivable, net	$428,893	$414,901

As of June 30, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $0.2 million and $2.5 million, respectively.

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$52,882	$49,038
Raw materials	8,527	6,192
Work-in-process	9,159	7,733
Total inventory	$70,568	$62,963

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	-	$41,478	$42,826
Buildings and improvements	1-40	369,954	375,920
Furniture, fixtures, equipment and other	1-12	1,245,093	1,223,807
Customer rental equipment	2-4	556,927	498,180
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	935,104
Construction in progress	-	877,953	637,189
Total property and equipment		6,138,043	6,094,146
Accumulated depreciation		(2,833,173)	(2,899,353)
Property and equipment, net		$3,304,870	$3,194,793

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

		As of
		June 30,	December 31,
	Segment	2015	2014
		(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EchoStar XIX	Other	$379,280	$341,082
EchoStar XXI	Other	151,295	120,764
EchoStar XXIII	Other	128,898	63,072
EchoStar 105/SES-11	ESS	84,012	28,470
EUTELSAT 65 West A	Hughes	41,242	26,049
Other	Other/ESS	4,340	4,440
Uplinking equipment	ETC/Hughes	65,113	34,270
Other	ETC/Hughes/ESS	23,773	19,042
Construction in progress		$877,953	$637,189

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Satellites	$49,154	$55,576	$98,241	$103,139
Furniture, fixtures, equipment and other	29,897	29,161	60,400	59,052
Customer rental equipment	30,524	29,016	60,711	56,908
Buildings and improvements	3,463	3,413	6,858	6,943
Total depreciation expense	$113,038	$117,166	$226,210	$226,042

Satellites

As of June 30, 2015, we utilized 19 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Three of our satellites are accounted for as operating leases and are not included in property and equipment.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

As of June 30, 2015 and December 31, 2014, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

In August 2014, we and DISH Digital Holding L.L.C. (“DISH Digital”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, among other things, DISH Digital distributed certain assets to us, including our Move Network business with associated goodwill of $6.5 million.  See Note 16 for a description of the Exchange Agreement.  Prior to 2015, our Move Network business was managed separately from our operating segments and was not integrated into any of our existing reporting units.  As further described in Note 15, the Move Network business is now managed as a separate reporting unit within our EchoStar Technologies segment.  We expect to conduct our annual test of goodwill associated with this business in the third quarter of 2015.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Finite useful lives:
Cost	$91,441	$103,499
Accumulated amortization	(8,362)	(6,778)
Net	83,079	96,721
Indefinite lives	471,657	471,657
Total regulatory authorizations, net	$554,736	$568,378

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(199,468)	$94,464	$293,932	$(185,393)	$108,539
Contract-based	10	255,366	(243,746)	11,620	255,366	(233,009)	22,357
Technology-based	7	137,337	(104,640)	32,697	140,837	(100,940)	39,897
Trademark portfolio	20	29,700	(6,064)	23,636	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets.		$721,042	$(558,625)	$162,417	$724,542	$(528,880)	$195,662

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $19.4 million and $23.5 million for the three months ended June 30, 2015 and 2014, respectively, and $39.4 million and $47.8 million for the six months ended June 30, 2015 and 2014, respectively.

Note 11.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$990,000	$1,079,595	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	990,000	900,000	994,500
Other	1,067	1,067	1,240	1,240
Subtotal	1,891,067	$2,070,662	2,001,240	$2,172,740
Capital lease obligations	342,936		366,447
Total debt and capital lease obligations	2,234,003		2,367,687
Less: Current portion	(31,666)		(41,912)
Long-term portion of debt and capital lease obligations	$2,202,337		$2,325,775

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On June 12, 2015, we redeemed $110.0 million of HSS’ 6 1/2% Senior Secured Notes due 2019 at a redemption price equal to 103.0% of the principal amount plus related accrued interest.  As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and $1.7 million representing the write-off of related deferred financing costs.

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

Income tax expense was approximately $37.3 million and $22.1 million for the six months ended June 30, 2015 and 2014, respectively.  Our effective income tax rate was 38.9% and 34.6%for the six months ended June 30, 2015 and 2014, respectively.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2015 was primarily due to the increase in our valuation allowance associated with certain foreign losses as well as realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the six months ended June 30, 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits and a lower state effective tax rate.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options to our employees and nonemployee directors to acquire 800,000 and 882,000 shares of our Class A common stock for the three and six months ended June 30, 2015, respectively.  We granted stock options to our employees and nonemployee directors to acquire 25,000 and 215,000 shares of our Class A common stock for the three and six months ended June 30, 2014, respectively.

On April 30, 2015, our board of directors approved the issuance of 100,000 restricted stock units (“RSU”) with a grant date of July 1, 2015.  The RSUs vest based on the attainment of certain quarterly company performance criteria for the second, third, and fourth quarters of 2015 and will expire on March 31, 2016.

Our stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive income (loss) as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Research and development expenses	$1,286	$583	$2,048	$1,175
Selling, general and administrative expenses	4,827	3,038	8,240	6,003
Total stock-based compensation	$6,113	$3,621	$10,288	$7,178

As of June 30, 2015, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $44.8 million.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 14.              Commitments and Contingencies

Commitments

As of June 30, 2015, our satellite-related obligations were approximately $1.16 billion.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that Hughes’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 14, 2015, the judge assigned to the case passed away.  A new judge has not yet been formally assigned.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, on March 4, 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit, and, on March 6, 2014, we and the ABC parties dismissed without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York.  The CBS claims in the New York action were scheduled for trial on May 29, 2015.  However, on December 6, 2014 the parties to the CBS case reached a settlement agreement and all claims pending in New York Court were dismissed with prejudice on December 10, 2014.

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

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that Hughes’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

LightSquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc. (“LightSquared”), filed an adversary proceeding against us, DISH Network, L-Band Acquisition, LLC (“LBAC”), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, DISH Network and LBAC.

On October 29, 2013, the Bankruptcy Court dismissed all of the claims against us in Harbinger’s complaint in their entirety, but granted leave for LightSquared to file its own complaint in intervention.  On November 15, 2013, LightSquared filed its complaint, which included various claims against us, DISH Network, Mr. Ergen and SPSO.  On December 2, 2013, Harbinger filed an amended complaint, asserting various claims against SPSO.  On December 12, 2013, the Bankruptcy Court dismissed several of the claims asserted by LightSquared and Harbinger.  The surviving claims included, among others, LightSquared’s claims against SPSO for declaratory relief, breach of contract and statutory disallowance; LightSquared’s tortious interference claim against us, DISH Network and Mr. Ergen; and Harbinger’s claim against SPSO for statutory disallowance.  These claims proceeded to a non-jury trial on January 9, 2014, which concluded on January 17, 2014.  The parties submitted post-trial briefs and a hearing for closing arguments occurred on March 17, 2014.  In its Post-Trial Findings of Fact and Conclusions of Law entered on June 10, 2014, the Bankruptcy Court rejected all claims against us and DISH Network, and it rejected some but not all claims against the other defendants.  On July 7, 2015, the United States District Court for the Southern District of New York denied Harbinger’s motion for an appeal of certain Bankruptcy Court orders in the adversary proceeding.

We intend to vigorously defend this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Michael Heskiaoff and Marc Langenohl

On July 10, 2015, Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all other similarly situated, filed suit against our subsidiary Sling Media, Inc. in the United Stated District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending.  On November 5, 2014, PMC supplemented its expert report on damages, dropping a higher value damages theory and disclosing that it seeks damages ranging from $167 million to $447 million as of September 30, 2014, excluding pre-judgment interest and possible treble damages under Federal law.  On May 7, 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  We have recorded a loss related to the settlement within “Selling, general and administrative expenses” in our condensed consolidated statement of operations and comprehensive income (loss) of $2.5 million and $5.0 million for the three and six months ended June 30, 2015.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On July 30, 2015, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“Hughes”) in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434, entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366, entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317, entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184, entitled “Automated Reply Generation Direct Marketing System”; 6,999,938, entitled “Automated Reply Generation Direct Marketing System”; 8,738,435, entitled “Method and Apparatus for Presenting Personalized Content Relating to Offered Products and Services”; and 7,860,744, entitled “System and Method for Automatically Providing Personalized Notices Concerning Financial Products and/or Services.”  Phoenix alleges that Hughes infringes the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include attorney’s fees or pre-and-post-judgment interest, and/or an injunction that could require us to materially modify the manner in which Hughes markets to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  Realtime generally alleges that the asserted patents are infringed by certain Hughes data compression products and services.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include supplemental damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Shareholder Derivative Litigation

On December 5, 2012, Greg Jacobi, purporting to sue derivatively on behalf of EchoStar Corporation, filed suit (the “Jacobi Litigation”) against Charles W. Ergen, Michael T. Dugan, R. Stanton Dodge, Tom A. Ortolf, C. Michael

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.  Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County litigation was stayed pending resolution of the motion to dismiss.  On March 30, 2015, the Court dismissed the Jacobi litigation, with leave for Jacobi to amend his complaint by April 20, 2015.  On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss.

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

•                  EchoStar Technologies — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes our Move Network business, which primarily provides support services to DISH Network’s Sling TV operations.

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

Prior to 2015, our Move Network business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital (see Notes 10 and 16), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Network business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  All prior period amounts have been retrospectively adjusted to present operations of our Move Network business in our EchoStar Technologies segment.

Transactions between segments were not significant for the three and six months ended June 30, 2015 and 2014.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
			(In thousands)
For the Three Months Ended June 30, 2015
External revenue	$331,766	$334,554	$124,402	$2,873	$793,595
Intersegment revenue	$186	$631	$187	$(1,004)	$—
Total revenue	$331,952	$335,185	$124,589	$1,869	$793,595
EBITDA	$29,257	$103,414	$103,558	$(23,911)	$212,318
Capital expenditures	$9,151	$70,527	$24,468	$74,962	$179,108

For the Three Months Ended June 30, 2014
External revenue	$419,343	$329,795	$127,742	$2,948	$879,828
Intersegment revenue	$137	$463	$797	$(1,397)	$—
Total revenue	$419,480	$330,258	$128,539	$1,551	$879,828
EBITDA	$42,410	$90,316	$112,228	$(12,051)	$232,903
Capital expenditures	$13,516	$51,505	$—	$91,071	$156,092

For the Six Months Ended June 30, 2015
External revenue	$677,799	$659,504	$249,600	$5,345	$1,592,248
Intersegment revenue	$373	$961	$387	$(1,721)	$—
Total revenue	$678,172	$660,465	$249,987	$3,624	$1,592,248
EBITDA	$54,818	$194,687	$209,977	$(33,483)	$425,999
Capital expenditures	$24,255	$135,054	$52,251	$145,350	$356,910

For the Six Months Ended June 30, 2014
External revenue	$828,521	$644,166	$227,614	$5,550	$1,705,851
Intersegment revenue	$238	$863	$1,746	$(2,847)	$—
Total revenue	$828,759	$645,029	$229,360	$2,703	$1,705,851
EBITDA	$81,540	$172,255	$197,010	$(26,019)	$424,786
Capital expenditures	$27,438	$97,477	$29	$144,773	$269,717

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
EBITDA	$212,318	$232,903	$425,999	$424,786
Interest income and expense, net	(29,235)	(42,540)	(61,932)	(85,986)
Depreciation and amortization	(132,470)	(140,647)	(265,655)	(273,873)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(737)	(1,191)	(2,537)	(1,215)
Income before income taxes	$49,876	$48,525	$95,875	$63,712

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised. DISH Network has elected not to renew the satellite services agreement relative to EchoStar I. The agreement will expire pursuant to its terms effective November 1, 2015.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending on December 31, 2016.  This agreement can be terminated by either party upon six months’ prior notice.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The term of the XiP Encryption Agreement is to be contemporaneous with the 2012 Receiver Agreement.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

El Paso Lease Agreement.  The lease for certain space at 1285 Joe Battle Blvd., El Paso, Texas is for an initial period ending on August 1, 2015, and provides us with renewal options for four consecutive three year terms.  During the second quarter of 2015, we exercised our first renewal option for a period ending on August 1, 2018.

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Sling Trademark License Agreement.  On December 31, 2014, DISH Digital (now known as Sling TV) entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark through December 31, 2016.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

gTLD Bidding Agreement.  In April 2015, we and DISH Network entered into a gTLD Bidding Agreement whereby, among other things: (i) DISH Network obtained rights from us to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from us related to our application with ICANN for a particular gTLD; (ii) DISH Network agreed to reimburse us for our ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and DISH Network agreed to split equally the net proceeds obtained by DISH Network as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.

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

PMC.  During 2008, PMC filed suit against us, DISH Network and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  On May 7, 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  See Note 14 for further discussion.  In June 2015, we and DISH Network agreed that we would contribute a one-time payment of $5.0 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and we extended the maturity date of the loan to May 1, 2016 on the same terms.  In addition to our 44.1% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $4.0 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, and $8.6 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and December 31, 2014, we had trade accounts payable to NagraStar totaling approximately $1.8 million and $3.2 million, respectively.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Digital set-top boxes and related accessories	$12,717	$17,006	$25,545	$25,405
Satellite services	$5,837	$5,837	$11,674	$11,674
Uplink services	$1,410	$1,510	$2,951	$3,215

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Due from Dish Mexico	$19,959	$11,012

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.3 million and $0.2 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

SmarDTV SA

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to a services agreement, we purchased engineering services from SmarDTV totaling $1.0 million for the three and six months ended June 30, 2015.  As of June 30, 2015, we had trade accounts payable to SmarDTV of $1.0 million.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

2015 Second Quarter Consolidated Results of Operations

•                  Revenue of $793.6 million

•                  Operating income of $94.3 million

•                  Net income attributable to EchoStar common stock of $33.9 million and basic earnings per share of common stock of $0.37

•                  EBITDA of $212.3 million (see reconciliation of this non-GAAP measure in Note 15 to the condensed consolidated financial statements)

Consolidated Financial Condition as of June 30, 2015

•                  Total assets of $7.23 billion

•                  Total liabilities of $3.53 billion

•                  Total stockholders’ equity of $3.70 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.51 billion

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries (“DISH Network”), and we also sell digital set-top boxes to Bell TV, a direct-to-home satellite service provider in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, and other international customers.  We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and related accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the pay-TV operator market.

Prior to 2015, Move Network, our live linear over-the-top platform (“OTT”) business, including certain assets that were distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital Holding L.L.C (“Sling TV”), (see Notes 10 and 16 in our notes to condensed consolidated financial statements), was managed separately from our operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Network business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  We have retrospectively adjusted our segment reporting to reflect our Move Network business as part of the EchoStar Technologies segment in prior periods (see Note 15).

During the second quarter of 2015, our EchoStar Technologies segment contributed several of its European subsidiaries to SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for a 22.5% interest in the equity and subordinated debt of SmarDTV.  In connection with our investment, we and SmarDTV entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV.

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products.  Products containing new technologies and features typically have higher initial selling prices, margins and volumes.  As products mature and new products are in the late stages of development, volumes typically decrease as our customers, primarily DISH Network, increase deployment of refurbished set-top boxes as opposed to purchasing new units from us.  The market for our digital set-top boxes, like other electronic products, has also been characterized by regular reductions in selling prices and production costs.  Our ability to sustain or increase profitability also depends in large part on our ability to control or reduce our costs of producing digital set-top boxes.  Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions.  Overall, our success depends heavily on our ability to bring advanced technologies to market to keep pace with our competitors.

The number of potential new customers for our set-top box business in our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our set-top box business over the near term lie in international markets, including through joint ventures.  We have an exclusive equipment partnership with Bell TV through the end of 2015.  Additionally, our joint venture with Dish Mexico continues to see growth.  We are continuing to work with Dish Mexico on enhanced features and services that will help it respond to competitive pressures in Mexico.

With our expertise in connectivity, security, and video, we are exploring the potential of new product and service offerings including home security and automation, and facilitation of user-generated content along with other products intended to grow our EchoStar Technologies segment revenue over time.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  EchoStar XIX is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.  Capital expenditures associated with the construction and launch of EchoStar XIX are included in “All Other and Eliminations” in our segment reporting.

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises.  In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed pricing nature of our long-term enterprise contracts minimizes significant quarter to quarter fluctuations; however, the growth of our enterprise business relies heavily on global economic conditions.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments while the satellite is under construction.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil as well as create a platform to potentially allow for further development of our spectrum in Brazil.

In June 2015, we purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbiting satellite company.  In addition, our Hughes segment entered into an agreement with WorldVu to provide certain equipment and services in connection with the ground system for WorldVu’s low-earth orbiting satellites.

As of June 30, 2015 and December 31, 2014, our Hughes segment had approximately 1,014,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the second quarter of 2015 compared to the same period in 2014 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the second quarter of 2015 decreased as compared to the same period in 2014, however, total disconnects increased due to the increased number of total subscribers.  As a result, for the quarter ended June 30, 2015, net subscriber additions of approximately 15,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of June 30, 2015 and December 31, 2014, our Hughes segment had approximately $1.18 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  EchoStar 105/SES-11, the satellite we currently have under construction, is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules could impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

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

As of June 30, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.52 billion and $1.71 billion, respectively.

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

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union (“EU”) and individual EU Member States to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  We are in the process of developing commercial services, expected to begin in the second half of 2016, utilizing the operable transponders we own on the EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  We are currently constructing, and have contracted to launch, EchoStar XXI to provide space

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

segment capacity to Solaris Mobile in the third quarter of 2016.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$196,134	$302,734	$(106,600)	(35.2)
Equipment revenue - other	87,772	95,033	(7,261)	(7.6)
Services and other revenue - DISH Network	235,953	209,053	26,900	12.9
Services and other revenue - other	273,736	273,008	728	0.3
Total revenue	793,595	879,828	(86,233)	(9.8)
Costs and Expenses:
Cost of sales - equipment	238,623	337,376	(98,753)	(29.3)
% of Total equipment revenue	84.1%	84.8%
Cost of sales - services and other	217,765	204,269	13,496	6.6
% of Total services and other revenue	42.7%	42.4%
Selling, general and administrative expenses	90,704	90,492	212	0.2
% of Total revenue	11.4%	10.3%
Research and development expenses	19,685	14,574	5,111	35.1
% of Total revenue	2.5%	1.7%
Depreciation and amortization	132,470	140,647	(8,177)	(5.8)
Total costs and expenses	699,247	787,358	(88,111)	(11.2)
Operating income	94,348	92,470	1,878	2.0

Other Income (Expense):
Interest income	2,723	2,147	576	26.8
Interest expense, net of amounts capitalized	(31,958)	(44,687)	12,729	(28.5)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(6,262)	6	(6,268)	*
Equity in losses of unconsolidated affiliates, net	(203)	(1,210)	1,007	(83.2)
Other, net	(3,728)	(201)	(3,527)	*
Total other expense, net	(44,472)	(43,945)	(527)	1.2
Income before income taxes	49,876	48,525	1,351	2.8
Income tax provision, net	(18,863)	(18,911)	48	(0.3)
Net income	31,013	29,614	1,399	4.7
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,165)	(1,619)	454	(28.0)
Less: Net income attributable to other noncontrolling interests	428	428	—	—
Net income attributable to EchoStar	$31,750	$30,805	$945	3.1

Other Data:
EBITDA	$212,318	$232,903	$(20,585)	(8.8)
Subscribers, end of period	1,014,000	935,000	79,000	8.4

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 61 and 62 under the heading “Explanation of Key Metrics and Other Items.”

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $196.1 million for the three months ended June 30, 2015, a decrease of $106.6 million, or 35.2%, compared to the same period in 2014.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2015 decreased by $103.1 million, or 34.8%, to $193.3 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through our Receiver Agreement with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies.  Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.  The decrease in revenue for the three months ended June 30, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 33.8% decrease in the volume of unit sales and a 12.8% decrease in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to a 13.3% decrease in the weighted average price and a 11.8% decrease in the volume of unit sales of related accessories sold.

Equipment revenue — DISH Network from our Hughes segment for the three months ended June 30, 2015 decreased by $3.5 million, or 55.4%, to $2.8 million compared to the same period in 2014.  The decrease was primarily due to the decrease in unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).  Sales of broadband equipment to dishNET have been decreasing as a result of lower gross new broadband subscriber activations and dishNET increasing the deployment of refurbished units as opposed to new units purchased from us.

Equipment revenue — other.  “Equipment revenue — other” totaled $87.8 million for the three months ended June 30, 2015, a decrease of $7.3 million or 7.6%, compared to the same period in 2014.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended June 30, 2015 decreased by $7.2 million, or 17.5%, to $34.1 million compared to the same period in 2014.  The decrease was attributable to a 38.5% decrease in the volume of unit sales of set-top boxes primarily related to sales to Dish Mexico as well as a result of the contribution of several of our European subsidiaries for a 22.5% equity interest in SmarDTV SA and a 16.8% decrease in the volume of unit sales of related accessories primarily to Bell TV and Dish Mexico.  These decreases were partially offset by a 33.5% increase in the weighted average price of set-top boxes for the three months ended June 30, 2015 compared to the same period in 2014.  The weighted average price of related accessories remained consistent for the three months ended June 30, 2015 compared to the same period in 2014.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $236.0 million for the three months ended June 30, 2015, an increase of $26.9 million or 12.9%, compared to the same period in 2014.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2015 increased by $24.3 million, or 31.5%, to $101.6 million compared to the same period in 2014.  The increase was primarily due to an increase of $14.4 million in support services sold to Sling TV as a result of the amended commercial agreement with DISH Network and Sling TV, effective August 1, 2014.  The increase was also due to increased sales of satellite uplink/downlink services of $8.2 million and an increase of $2.1 million in revenue earned for engineering services.

Services and other revenue — DISH Network from our Hughes segment for the three months ended June 30, 2015 increased by $3.7 million, or 19.0%, to $23.3 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended June 30, 2015 decreased by $1.1 million, or 1.0%, to $108.2 million compared to the same period in 2014.  The decrease was mainly due a decrease in services provided to DISH Network on a certain satellite.

Services and other revenue — other.  “Services and other revenue — other” totaled $273.7 million for the three months ended June 30, 2015, an increase of $0.7 million, or 0.3%, compared to the same period in 2014.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended June 30, 2015 decreased by $1.6 million, or 34.9%, to $2.9 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $1.2 million in revenue from system integration services no longer being provided to customers.

Services and other revenue — other from our Hughes segment for the three months ended June 30, 2015 increased by $4.7 million, or 1.9%, to $255.5 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $13.7 million in sales of broadband services to our consumer market, partially offset by a decrease of $7.3 million in sales of broadband services to our international customers primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended June 30, 2015 decreased by $2.8 million, or 14.7%, to $16.4 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in the second quarter of 2015 compared to the same period in 2014.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $238.6 million for the three months ended June 30, 2015, a decrease of $98.8 million, or 29.3%, compared to the same period in 2014.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended June 30, 2015 decreased by $94.6 million, or 33.2%, to $190.0 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs of $88.2 million directly related to the decrease in the volume of sales of set-top boxes and related accessories sold to DISH Network and a decrease of $7.5 million in cost of sales related to the decrease in the volume of sales of set-top boxes and related accessories to Dish Mexico and our other international customers.

Cost of sales — equipment from our Hughes segment for the three months ended June 30, 2015 decreased by $4.1 million, or 7.8%, to $48.6 million compared to the same period in 2014.  The decrease was primarily attributable to a $2.5 million decrease in sales of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET, a decrease in the cost of sales of mobile satellite system equipment of $3.2 million, and a $0.6 million decrease in the cost of sales of broadband equipment to our international market.  The decreases were partially offset by an increase in cost of sales of broadband equipment to the domestic enterprise market of $3.4 million.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $217.8 million for the three months ended June 30, 2015, an increase of $13.5 million, or 6.6%, compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended June 30, 2015 increased by $14.3 million, or 25.1%, to $71.3 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services provided to DISH Network and SlingTV in the second quarter of 2015 compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the three months ended June 30, 2015 decreased by $5.7 million, or 4.7%, to $114.4 million compared to the same period in 2014.  The decrease was primarily attributable to a $4.1 million decrease in costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency.  Additionally, the cost

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of sales related to our domestic broadband services decreased by $0.9 million due to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform.

Cost of sales — services and other from our EchoStar Satellite Services segment for the three months ended June 30, 2015 increased by $4.7 million, or 33.5%, to $18.6 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Research and development.  “Research and development” expenses totaled $19.7 million for the three months ended June 30, 2015, an increase of $5.1 million or 35.1%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $3.3 million and $1.9 million in our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $132.5 million for the three months ended June 30, 2015, a decrease of $8.2 million or 5.8%, compared to the same period in 2014.  The decrease was attributable to a decrease of $4.1 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $3.7 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, and a decrease in depreciation expense of $1.9 million relating to the fully depreciated EchoStar XII satellite as of December 2014.  The decreases were partially offset by an increase in depreciation expense of $1.5 million relating to customer rental equipment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $32.0 million for the three months ended June 30, 2015, a decrease of $12.7 million or 28.5%, compared to the same period in 2014.  The decrease was due to higher capitalized interest of $10.6 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites and a decrease in interest expense of $0.6 million relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the three months ended June 30, 2015, which was due to the loss recorded on the partial redemption of the outstanding $1.10 billion principal amount of the HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $6.3 million in losses for the six months ended June 30, 2015, an increase in loss of $6.3 million compared to the same period in 2014.  The increase in loss was primarily due to an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio and an increase of $1.6 million in unrealized holding losses on our trading securities.

Other, net.  “Other, net” totaled $3.7 million in expenses for the three months ended June 30, 2015, an increase of $3.5 million, compared to the same period in 2014.  The increase was primarily related to an expense of $3.0 million attributable to Federal Communications Commission (“FCC”) regulatory fees and an increase in foreign exchange losses of $1.6 million, offset partially by a gain of $1.7 million on the exchange of accounts receivables for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $212.3 million for the three months ended June 30, 2015, a decrease of $20.6 million, or 8.8%, compared to the same period in 2014.  The decrease was primarily due to a decrease in operating income, excluding depreciation and amortization, of $6.3 million for the three months ended June 30, 2015 primarily related to our EchoStar Technologies segment due to a decrease in equipment revenue with DISH Network of $103.1 million, partially offset by a $94.6 million decrease in cost of sales - equipment, a loss of $5.0 million from partial redemption of the Senior Secured Notes, an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio, and an expense of $3.0 million attributable to FCC regulatory fees.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income attributable to EchoStar, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$212,318	$232,903	$(20,585)	(8.8)
Interest income and expense, net	(29,235)	(42,540)	13,305	(31.3)
Depreciation and amortization	(132,470)	(140,647)	8,177	(5.8)
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(737)	(1,191)	454	(38.1)
Income before income taxes	$49,876	$48,525	$1,351	2.8

Income tax provision, net.  Income tax expense was $18.9 million for the three months ended June 30, 2015 and 2014.  Our effective income tax rate was 37.8% for the three months ended June 30, 2015 compared to 39.0% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $31.8 million for the three months ended June 30, 2015, a decrease of $0.9 million, or 3.1%, compared to the same period in 2014.  The decrease was primarily attributable to a loss of $5.0 million from partial redemption of the Senior Secured Notes, an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio, and an expense of $3.0 million attributable to FCC regulatory fees.  These decreases were partially offset by an increase in capitalization of interest expense of $10.6 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites.

Segment Operating Results and Capital Expenditures

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
			(In thousands)
For the Three Months Ended June 30, 2015
Total revenue	$331,952	$335,185	$124,589	$1,869	$793,595
Capital expenditures	$9,151	$70,527	$24,468	$74,962	$179,108
EBITDA	$29,257	$103,414	$103,558	$(23,911)	$212,318

For the Three Months Ended June 30, 2014
Total revenue	$419,480	$330,258	$128,539	$1,551	$879,828
Capital expenditures	$13,516	$51,505	$—	$91,071	$156,092
EBITDA	$42,410	$90,316	$112,228	$(12,051)	$232,903

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Three Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$331,952	$419,480	$(87,528)	(20.9)
Capital expenditures	$9,151	$13,516	$(4,365)	(32.3)
EBITDA	$29,257	$42,410	$(13,153)	(31.0)

Revenue

EchoStar Technologies segment total revenue for the three months ended June 30, 2015 decreased by $87.5 million, or 20.9%, compared to the same period in 2014, primarily resulting from a decrease of $103.1 million in equipment revenue from DISH Network, a decrease of $7.2 million in equipment revenue - other and a decrease of $1.6 million in service revenue - other, partially offset by an increase of $24.3 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended June 30, 2015 decreased by $4.4 million, or 32.3%, compared to the same period in 2014, primarily due to decreased expenditures related to our digital broadcast centers of $5.6 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended June 30, 2015 was $29.3 million, a decrease of $13.2 million, or 31.0%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $7.3 million in gross margin which we define as total revenue less total cost of sales, primarily related to a decrease in sales of set-top boxes and related accessories to DISH Network. The decrease was also a result of an increase of $3.3 million in research and development expense, a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV, and a $2.5 million expense related to a certain litigation settlement.

Hughes Segment

	For the Three Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$335,185	$330,258	$4,927	1.5
Capital expenditures	$70,527	$51,505	$19,022	36.9
EBITDA	$103,414	$90,316	$13,098	14.5

Revenue

Hughes segment total revenue for the three months ended June 30, 2015 increased by $4.9 million, or 1.5%, compared to the same period in 2014.  The increase was primarily due to increases in sales of broadband services to our consumer markets of $13.7 million and sales of broadband services to DISH Network pursuant to our Distribution Agreement with dishNET of $4.1 million.  The increase was partially offset by a decrease in sales of broadband services to our international customers of $7.3 million, a decrease in sales of mobile satellite systems equipment and services of $3.7 million, and a decrease in sales of broadband equipment to dishNET of $1.8 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended June 30, 2015 increased by $19.0 million, or 36.9%, compared to the same period in 2014, primarily as a result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

Hughes segment EBITDA for the three months ended June 30, 2015 was $103.4 million, an increase of $13.1 million, or 14.5%, compared to the same period in 2014.  The increase was primarily as a result of an increase in service revenue of $8.4 million and a decrease in cost of sales — services of $5.7 million.

EchoStar Satellite Services Segment

	For the Three Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$124,589	$128,539	$(3,950)	(3.1)
Capital expenditures	$24,468	$—	$24,468	*
EBITDA	$103,558	$112,228	$(8,670)	(7.7)

Revenue

EchoStar Satellite Services segment total revenue for the three months ended June 30, 2015 decreased by $4.0 million, or 3.1%, compared to the same period in 2014, primarily due to a decrease of $2.8 million in services and other revenue and a $1.1 million decrease in service revenue from DISH Network primarily related to a decrease in services provided to DISH Network on the EchoStar XII satellite.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended June 30, 2015 increased by $24.5 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended June 30, 2015 was $103.6 million, a decrease of $8.7 million, or 7.7%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to a decrease in revenue of $4.0 million and a $4.7 million increase in cost of services primarily related to the commencement of the AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and first quarter of 2015.

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

Capital Expenditures

For the three months ended June 30, 2015, All Other and Eliminations capital expenditures decreased by $16.1 million, or 17.7% compared to the same period in 2014, primarily related to the decrease in capital expenditures related to the EchoStar XIX satellite of $40.4 million and the EchoStar XXI satellite of $19.0 million, offset partially by an increase in satellite expenditures on the EchoStar XXIII satellite of $43.6 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment in providing satellite broadband services, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union, and EchoStar XXIII will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

For the three months ended June 30, 2015, All Other and Eliminations EBITDA was a loss of $23.9 million, compared to a loss of $12.1 million for the same period in 2014.  The $11.9 million decrease in EBITDA was primarily related to a loss of $5.0 million from partial redemption of the Senior Secured Notes and an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the Six Months
	Ended June 30,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$420,093	$608,416	$(188,323)	(31.0)
Equipment revenue - other	166,908	163,963	2,945	1.8
Services and other revenue - DISH Network	458,757	393,617	65,140	16.5
Services and other revenue - other	546,490	539,855	6,635	1.2
Total revenue	1,592,248	1,705,851	(113,603)	(6.7)
Costs and Expenses:
Cost of sales - equipment	498,846	658,046	(159,200)	(24.2)
% of Total equipment revenue	85.0%	85.2%
Cost of sales - services and other	426,005	414,362	11,643	2.8
% of Total services and other revenue	42.4%	44.4%
Selling, general and administrative expenses	188,632	178,124	10,508	5.9
% of Total revenue	11.8%	10.4%
Research and development expenses	37,557	29,156	8,401	28.8
% of Total revenue	2.4%	1.7%
Depreciation and amortization	265,655	273,873	(8,218)	(3.0)
Total costs and expenses	1,416,695	1,553,561	(136,866)	(8.8)
Operating income	175,553	152,290	23,263	15.3

Other Income (Expense):
Interest income	5,334	4,745	589	12.4
Interest expense, net of amounts capitalized	(67,266)	(90,731)	23,465	(25.9)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(6,253)	34	(6,287)	*
Equity in losses of unconsolidated affiliates, net	(256)	(3,061)	2,805	(91.6)
Other, net	(6,193)	435	(6,628)	*
Total other expense, net	(79,678)	(88,578)	8,900	(10.0)
Income before income taxes	95,875	63,712	32,163	50.5
Income tax provision, net	(37,264)	(22,068)	(15,196)	68.9
Net income	58,611	41,644	16,967	40.7
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(3,334)	(1,943)	(1,391)	71.6
Less: Net income attributable to other noncontrolling interests	797	728	69	9.5
Net income attributable to EchoStar	$61,148	$42,859	$18,289	42.7

Other Data:
EBITDA	$425,999	$424,786	$1,213	0.3
Subscribers, end of period	1,014,000	935,000	79,000	8.4

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 61 and 62 under the heading “Explanation of Key Metrics and Other Items.”

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $420.1 million for the six months ended June 30, 2015, a decrease of $188.3 million, or 31.0%, compared to the same period in 2014.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2015 decreased by $174.3 million, or 29.5%, to $416.2 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through our Receiver Agreement with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies.  Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.  The decrease in revenue for the six months ended June 30, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 25.4% decrease in the volume of unit sales and a 14.9% decrease in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to an 11.5% decrease in the weighted average price and a 8.6% decrease in the volume of unit sales of related accessories sold.

Equipment revenue — DISH Network from our Hughes segment for the six months ended June 30, 2015 decreased by $14.0 million, or 78.3%, to $3.9 million compared to the same period in 2014.  The decrease was primarily due to the decrease in unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).  Sales of broadband equipment to dishNET have been decreasing as a result of lower new gross subscriber activations and as dishNET increases the deployment of refurbished units as opposed to new units purchased from us.

Equipment revenue — other.  “Equipment revenue — other” totaled $166.9 million for the six months ended June 30, 2015, an increase of $2.9 million or 1.8%, compared to the same period in 2014.

Equipment revenue — other from our EchoStar Technologies segment for the six months ended June 30, 2015 decreased by $3.2 million, or 4.6%, to $65.3 million compared to the same period in 2014.  The decrease was attributable to a 25.3% decrease in the volume of unit sales of related accessories primarily related to sales to Dish Mexico and a 7.7% decrease in the volume of unit sales of set-top boxes primarily as a result of the contribution of several of our European subsidiaries for a 22.5% equity interest in SmarDTV SA.  These decreases were partially offset by a 13.2% increase in weighted average price of set-top boxes primarily to our international customers and a 6.8% increase in the weighted average price of related accessories to Dish Mexico and Bell TV for the six months ended June 30, 2015 compared to the same period in 2014.

Equipment revenue — other from our Hughes segment for the six months ended June 30, 2015 increased by $6.2 million, or 6.5%, to $101.6 million compared to the same period in 2014.  The increase was mainly due to a $5.4 million increase in domestic sales of mobile satellite systems equipment and an increase of $3.8 million in sales of broadband equipment to our international customers, partially offset by a decrease of $2.3 million in sales of broadband equipment to our domestic consumer market.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $458.8 million for the six months ended June 30, 2015, an increase of $65.1 million or 16.5%, compared to the same period in 2014.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2015 increased by $30.5 million, or 19.1%, to $190.5 million compared to the same period in 2014.  The increase was primarily due to an increase of $19.0 million in support services sold to Sling TV as a result of the amended commercial agreement with DISH Network and Sling TV, effective

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

August 1, 2014.  The increase was also due to increased sales of satellite uplink/downlink services of $9.1 million and an increase of $2.9 million in revenue earned for engineering services.

Services and other revenue — DISH Network from our Hughes segment for the six months ended June 30, 2015 increased by $8.4 million, or 22.4%, to $46.0 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the six months ended June 30, 2015 increased by $26.4 million, or 13.9%, to $216.9 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.3 million in services provided to DISH Network on a certain satellite.

Services and other revenue — other.  “Services and other revenue — other” totaled $546.5 million for the six months ended June 30, 2015, an increase of $6.6 million, or 1.2%, compared to the same period in 2014.

Services and other revenue — other from our EchoStar Technologies segment for the six months ended June 30, 2015 decreased by $3.6 million, or 37.2%, to $6.2 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $2.2 million in revenue from system integration services no longer being provided to customers and a decrease of $1.1 million in revenue from non-recurring engineering projects.

Services and other revenue — other from our Hughes segment for the six months ended June 30, 2015 increased by $14.9 million, or 3.0%, to $508.9 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $26.2 million in sales of broadband services to our domestic consumer and enterprise markets, partially offset by a decrease of $10.3 million in sales of broadband services to our international customers, primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the six months ended June 30, 2015 decreased by $5.7 million, or 14.7%, to $33.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in the first half of 2015 compared to the same period in 2014.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $498.8 million for the six months ended June 30, 2015, a decrease of $159.2 million, or 24.2%, compared to the same period in 2014.

Cost of sales — equipment from our EchoStar Technologies segment for the six months ended June 30, 2015 decreased by $152.8 million, or 27.4%, to $405.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs of $150.8 million directly related to the decrease in the volume of sales of set-top boxes and related accessories sold to DISH Network and a decrease of $4.0 million in cost of sales related to the decrease in the volume of sales of set-top boxes and related accessories to Dish Mexico and our other international customers.

Cost of sales — equipment from our Hughes segment for the six months ended June 30, 2015 decreased by $6.4 million, or 6.4%, to $93.8 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales volume of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET.  The decrease was partially offset by the increase in the cost of sales of broadband equipment to our domestic consumer and enterprise markets.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other.  “Cost of sales — services and other” totaled $426.0 million for the six months ended June 30, 2015, an increase of $11.6 million, or 2.8%, compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Technologies segment for the six months ended June 30, 2015 increased by $15.8 million, or 13.1%, to $136.0 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services to DISH Network and SlingTV provided in the first half of 2015 compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the six months ended June 30, 2015 decreased by $12.2 million, or 5.1%, to $227.3 million compared to the same period in 2014.  The decrease was primarily attributable to a $7.7 million decrease in service costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency.  Additionally, the cost of sales related to our domestic broadband services decreased $2.7 million due to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform.

Cost of sales — services and other from our EchoStar Satellite Services segment for the six months ended June 30, 2015 increased by $8.0 million, or 28.2%, to $36.2 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of the AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $188.6 million for the six months ended June 30, 2015, an increase of $10.5 million or 5.9%, compared to the same period in 2014.  The increase was mainly due to a $6.6 million increase in marketing and promotional expenses primarily in our Hughes segment and a $5.4 million increase in personnel and other employee-related expenses.

Research and development.  “Research and development” expenses totaled $37.6 million for the six months ended June 30, 2015, an increase of $8.4 million or 28.8%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $5.5 million and $2.9 million in our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $265.7 million for the six months ended June 30, 2015, a decrease of $8.2 million or 3.0%, compared to the same period in 2014.  The decrease was attributable to a decrease of $8.6 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $7.3 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, and a decrease in depreciation expense of $3.8 million relating to the fully depreciated EchoStar XII satellite as of December 2014.  The decreases were partially offset by increases in the depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation expense of $3.8 million on customer rental equipment in our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $67.3 million for the six months ended June 30, 2015, a decrease of $23.5 million or 25.9%, compared to the same period in 2014.  The decrease was due to higher capitalized interest of $19.9 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites and a decrease in interest expense of $1.4 million relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the six months ended June 30, 2015, which was due to the loss recorded on the partial redemption of the outstanding $1.10 billion principal amount of the HSS’ Senior Secured Notes in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $6.3 million in losses for the six months ended June 30, 2015, an increase in loss of $6.3 million compared to the same period in 2014.  The increase in loss was primarily due to an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio and an increase of $1.6 million in unrealized holding losses on our trading securities.

Other, net.  “Other, net” totaled $6.2 million in expenses for the six months ended June 30, 2015 compared to $0.4 million in income for the same period in 2014, a decrease in other income of $6.6 million.  The decrease was primarily related to a loss of $6.8 million attributable to FCC regulatory fees and a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV.  The decrease was partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015 and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $426.0 million for the six months ended June 30, 2015, an increase of $1.2 million, or 0.3%, compared to the same period in 2014.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $15.0 million and a $4.5 million reduction of the capital lease obligation for AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases were partially offset by a loss of $6.8 million attributable to FCC regulatory fees, a loss of $5.0 million from partial redemption of the Senior Secured Notes, and an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income attributable to EchoStar, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$425,999	$424,786	$1,213	0.3
Interest income and expense, net	(61,932)	(85,986)	24,054	(28.0)
Depreciation and amortization	(265,655)	(273,873)	8,218	(3.0)
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(2,537)	(1,215)	(1,322)	*
Income before income taxes	$95,875	$63,712	$32,163	50.5

*Percentage is not meaningful.

Income tax provision, net.  Income tax expense was $37.3 million for the six months ended June 30, 2015, compared to $22.1 million for the same period in 2014.  Our effective income tax rate was 38.9% for the six months ended June 30, 2015 compared to 34.6% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits and a lower state effective tax rate.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $61.1 million for the six months ended June 30, 2015, an increase of $18.3 million, or 42.7%, compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization, of $23.3 million and an increase in capitalization of interest expense of $19.9 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites.  These increases were partially offset by an increase of $15.2 million in income tax expense, a loss of $5.0 million from partial redemption of the Senior Secured Notes, and an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Six Months Ended June 30, 2015
Total revenue	$678,172	$660,465	$249,987	$3,624	$1,592,248
Capital expenditures	$24,255	$135,054	$52,251	$145,350	$356,910
EBITDA	$54,818	$194,687	$209,977	$(33,483)	$425,999

For the Six Months Ended June 30, 2014
Total revenue	$828,759	$645,029	$229,360	$2,703	$1,705,851
Capital expenditures	$27,438	$97,477	$29	$144,773	$269,717
EBITDA	$81,540	$172,255	$197,010	$(26,019)	$424,786

EchoStar Technologies Segment

	For the Six Months Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$678,172	$828,759	$(150,587)	(18.2)
Capital expenditures	$24,255	$27,438	$(3,183)	(11.6)
EBITDA	$54,818	$81,540	$(26,722)	(32.8)

Revenue

EchoStar Technologies segment total revenue for the six months ended June 30, 2015 decreased by $150.6 million, or 18.2%, compared to the same period in 2014, primarily resulting from a decrease of $174.3 million in equipment revenue from DISH Network, a decrease of $3.6 million in service revenue - other and a decrease of $3.2 million in equipment revenue - other, partially offset by an increase of $30.5 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the six months ended June 30, 2015 decreased by $3.2 million, or 11.6%, compared to the same period in 2014, primarily due to decreased expenditures related to our digital broadcast centers of $5.6 million, partially offset by increased expenditures related to the support of our Move Network business of $1.5 million and engineering services of $1.0 million.

EBITDA

EchoStar Technologies segment EBITDA for the six months ended June 30, 2015 was $54.8 million, a decrease of $26.7 million, or 32.8%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $13.6 million in gross margin primarily as a result of the decrease in sales of set-top boxes and related accessories to DISH Network.  The decrease in EBITDA was also the result of an increase of $5.5 million in research and development expense, a $5.0 million expense related to a certain litigation settlement, and a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$660,465	$645,029	$15,436	2.4
Capital expenditures	$135,054	$97,477	$37,577	38.5
EBITDA	$194,687	$172,255	$22,432	13.0

Revenue

Hughes segment total revenue for the six months ended June 30, 2015 increased by $15.4 million, or 2.4%, compared to the same period in 2014.  The increase was primarily due to an increase in sales of broadband services to our consumer markets of $24.8 million and to dishNET of $8.4 million, as well as an increase in sales of broadband equipment to our international market of $3.8 million.  These increases were partially offset by a decrease in sales of broadband services to our international customers of $10.3 million and a decrease in sales of broadband equipment to dishNET of $10.7 million.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2015 increased by $37.6 million, or 38.5%, compared to the same period in 2014, primarily the result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2015 was $194.7 million, an increase of $22.4 million, or 13.0%, compared to the same period in 2014.  The increase was primarily as a result of an increase in service revenue of $23.3 million and a decrease in cost of sales — services of $12.2 million, partially offset by a $7.1 million increase in selling, general and administrative expenses, a $2.9 million increase in research and development expenses and an increase of $1.6 million in foreign exchange losses.

EchoStar Satellite Services Segment

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$249,987	$229,360	$20,627	9.0
Capital expenditures	$52,251	$29	$52,222	*
EBITDA	$209,977	$197,010	$12,967	6.6

Revenue

EchoStar Satellite Services segment total revenue for the six months ended June 30, 2015 increased by $20.6 million, or 9.0%, compared to the same period in 2014, primarily due to a $26.4 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $5.7 million in other service revenue.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the six months ended June 30, 2015 increased by $52.2 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

EchoStar Satellite Services segment EBITDA for the six months ended June 30, 2015 was $210.0 million, an increase of $13.0 million, or 6.6%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $26.4 million in service revenue primarily to DISH Network as a result of the Satellite and Tracking Stock Transaction, partially offset by a decrease in service revenue - other of $5.7 million attributable to a decrease in sales of transponder services and an increase in cost of sales - services of $8.0 million related to the commencement of the AMC-15 and AMC-16 operating leases.

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

Capital Expenditures

For the six months ended June 30, 2015, All Other and Eliminations capital expenditures increased by $0.6 million, compared to the same period in 2014, primarily related to the increase in satellite expenditures on the EchoStar XXIII satellite of $64.2 million, offset partially by a decrease in satellite expenditures on the EchoStar XIX satellite of $54.4 million and the EchoStar XXI satellite of $7.2 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment in providing satellite broadband services, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union, and EchoStar XXIII will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the six months ended June 30, 2015, All Other and Eliminations EBITDA was a loss of $33.5 million, compared a loss of $26.0 million for the same period in 2014.  The $7.5 million decrease in EBITDA was primarily related to a loss of $5.0 million from partial redemption of the Senior Secured Notes and an other-than-temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of June 30, 2015 and December 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.51 billion.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes.  Our other current marketable investment securities portfolio consists primarily of corporate and government bonds.  As of June 30, 2015 and December 31, 2014, we held $954.0 million and $1.10 billion, respectively, of marketable investment securities.

The following discussion highlights our cash flow activities for the three months ended June 30, 2015.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the six months ended June 30, 2015, we reported net cash inflows from operating activities of $382.7 million, an increase of $10.8 million, compared to the same period in 2014.  The increase was primarily attributable to higher net income of $35.8 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses of unconsolidated affiliates, net;” (iii) “Loss from partial redemption of debt,” (iv) “Loss (gains) and impairment on marketable investment securities, net;” (v) “Stock-based compensation;” (vi) “Deferred tax provision;” and

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(vii) “Other, net,” partially offset by a decrease of $25.0 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the six months ended June 30, 2015, we reported net cash outflows from investing activities of $304.2 million, an increase in cash outflow of $15.7 million compared to the same period in 2014.  The increase in cash outflows primarily related to an $87.2 million increase in capital expenditures in 2015 when compared to the same period in 2014, a $64.7 million increase in investments in WorldVu and SmarDTV, and the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.  The increase in cash outflows was partially offset by a decrease of $139.3 million in purchases of marketable investment securities, net of sales and maturities.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the six months ended June 30, 2015, we reported net cash outflows from financing activities of $122.2 million, an increase in cash outflow of $111.5 million, compared to the same period in 2014.  The increase in cash outflows was primarily due to the partial redemption of HSS’ Senior Secured Notes of $110.0 million, including the premium cost of $3.3 million, partially offset by proceeds of $11.4 million, net of offering costs of $1.3 million from the issuance of Hughes Retail preferred tracking stock received in 2014 and a decrease of $13.1 million in capital lease obligation payments relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites, effective December 2014 and February 2015, respectively.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2015, our satellite-related obligations were approximately $1.16 billion.  Our satellite-related obligations include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2015, we had $46.8 million of letters of credit and insurance bonds.  Of this amount, $18.3 million was secured by restricted cash; $13.2 million related to insurance bonds; and $15.3 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of June 30, 2015, we had foreign currency forward contracts with a notional value of $3.9 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our investment needs.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network’s needs for equipment and services.  To the extent that DISH Network’s gross new subscriber activations decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components as well as broadband services provided to DISH Network may decline, which in turn could have a material adverse effect on our financial position and results of operations.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of June 30, 2015, our total indebtedness was $2.23 billion, of which $342.9 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2015.  As of June 30, 2015, we have not repurchased any common stock under this plan.

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of HSS’ Senior Secured Notes due 2019 representing the redemption premium that the Company paid to the holders of its Senior Secured Notes and the write-off of related unamortized debt issuance costs.

Gains (losses) and impairment on marketable investment securities and other investments, net.  “Realized gains on marketable investment securities and other investments, net” primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to EchoStar” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income (loss) before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $1.51 billion.  Of this amount, a total of $1.46 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.46 billion as of June 30, 2015, a hypothetical 10% change in average interest rates during 2015 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended June 30, 2015 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would have resulted in a decrease of approximately $1.0 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2015, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $55.4 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $5.5 million in the fair value of these investments.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of June 30, 2015, we had $20.5 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of June 30, 2015, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Other Investments

As of June 30, 2015, we had $226.7 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $22.7 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2015, we had $4.1 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $3.9 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of June 30, 2015.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $22.5 million as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15 d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2015, there were no material changes in our risk factors as previously disclosed.

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

•                  decisions as to the payment of dividends on our common stock or preferred tracking stock; and

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

The preferred tracking stock results in vote dilution for existing holders of common stock.

Each share of preferred tracking stock is entitled to one-tenth (1/10th) of one vote per share.  This voting right will cause a reduction in the relative voting power of our exiting common stock holders.  As a result of the dilutive effect of the preferred tracking stock, the ability of existing holders of common stock to elect our directors or to control all other matters requiring the approval of our stockholders may be reduced.

We generally may dispose of assets of the Hughes Retail Group without shareholder approval.

Nevada law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of the Company, taken as a whole, and our amended articles of incorporation do not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups.  As long as the assets attributed to the Hughes Retail Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amounts of the assets of such group without any shareholder approval.  Based on the composition of the Hughes Retail Group, we believe that a sale of all or substantially all of the assets of the Hughes Retail Group would not be considered a sale of substantially all of the assets of our company requiring stockholder approval.  Our board of directors would determine how best to proceed in any such sale consistent with its fiduciary duties to all of our shareholders.  Ultimately, however, our board of directors is not required under Nevada law to select the option that would result in the highest value to holders of any group of our common stock.

The market value of our common stock could be adversely affected by events involving the assets and businesses attributed to only the Hughes Retail Group.

Because we are the issuer of common stock and preferred tracking stock, events relating to the assets and businesses attributed to the Hughes Retail Group, such as earnings announcements or announcements of new products or services, or acquisitions or dispositions that the market does not view favorably, may cause an adverse reaction to our common stock.  This could occur even if the triggering event is not material to us as a whole.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2015.

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

ECHOSTAR CORPORATION

Date: August 6, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)