Form 10-Q
period 2015-09-30
EchoStar CORP
filed 2015-11-06
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 28, 2015, the registrant’s outstanding common stock consisted of 44,906,535 shares of Class A common stock and 47,687,039 shares of Class B common stock.

Disclosure Regarding Forward-Looking Statements		i

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 4.	Controls and Procedures	68

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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

i

PART I — FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$779,105	$549,053
Marketable investment securities, at fair value	807,662	1,139,103
Trade accounts receivable, net of allowance for doubtful accounts of $13,543 and $14,188, respectively	177,553	163,232
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	247,453	251,669
Inventory	73,956	62,963
Prepaid expenses	63,776	67,164
Deferred tax assets	95,525	87,208
Other current assets	12,623	7,699
Total current assets	2,257,653	2,328,091
Noncurrent Assets:
Restricted cash and marketable investment securities	19,258	18,945
Property and equipment, net of accumulated depreciation of $2,910,823 and $2,899,353, respectively	3,320,222	3,194,793
Regulatory authorizations, net	544,343	568,378
Goodwill	510,630	510,630
Other intangible assets, net	147,535	195,662
Investments in unconsolidated entities	214,431	159,962
Other receivable - DISH Network	90,793	90,241
Other noncurrent assets, net	184,278	187,296
Total noncurrent assets	5,031,490	4,925,907
Total assets	$7,289,143	$7,253,998
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$211,905	$188,282
Trade accounts payable - DISH Network	23,247	32,474
Current portion of long-term debt and capital lease obligations	32,228	41,912
Deferred revenue and prepayments	69,239	71,708
Accrued compensation	31,658	32,117
Accrued royalties	22,306	27,590
Accrued interest	41,790	8,905
Accrued expenses and other	110,492	114,745
Total current liabilities	542,865	517,733
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,195,985	2,325,775
Deferred tax liabilities	745,959	679,524
Other noncurrent liabilities	100,767	107,328
Total noncurrent liabilities	3,042,711	3,112,627
Total liabilities	3,585,576	3,630,360
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of September 30, 2015 and December 31, 2014	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 50,432,666 shares issued and 44,900,348 shares outstanding at September 30, 2015 and 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014	50	50
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of September 30, 2015 and December 31, 2014	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2015 and December 31, 2014	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	3,755,547	3,706,122
Accumulated other comprehensive loss	(112,001)	(55,856)
Accumulated earnings (deficit)	70,943	(19,040)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,616,431	3,533,168
Noncontrolling interest in HSS Tracking Stock	76,437	80,457
Other noncontrolling interests	10,699	10,013
Total stockholders’ equity	3,703,567	3,623,638
Total liabilities and stockholders’ equity	$7,289,143	$7,253,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue:
Equipment revenue - DISH Network	$157,184	$299,050	$577,277	$907,466
Equipment revenue - other	89,454	101,927	256,362	265,890
Services and other revenue - DISH Network	236,601	215,935	695,358	609,552
Services and other revenue - other	277,640	278,928	824,130	818,783
Total revenue	760,879	895,840	2,353,127	2,601,691
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	207,989	340,159	706,835	998,205
Cost of sales - services and other (exclusive of depreciation and amortization)	219,686	212,298	645,691	626,660
Selling, general and administrative expenses	91,830	93,127	280,462	271,251
Research and development expenses	19,875	15,685	57,432	44,841
Depreciation and amortization	132,892	142,294	398,547	416,167
Total costs and expenses	672,272	803,563	2,088,967	2,357,124
Operating income	88,607	92,277	264,160	244,567

Other Income (Expense):
Interest income	2,562	2,270	7,896	7,015
Interest expense, net of amounts capitalized	(28,870)	(41,688)	(96,136)	(132,419)
Loss from partial redemption of debt	—	—	(5,044)	—
Gains (losses) on marketable investment securities, net	(3,912)	(27)	(5,516)	7
Other-than-temporary impairment loss on available-for-sale securities	(1,243)	—	(5,892)	—
Equity in earnings (losses) of unconsolidated affiliates, net	(2,324)	13,198	(2,580)	10,137
Other, net	2,115	(1,485)	(4,078)	(1,050)
Total other expense, net	(31,672)	(27,732)	(111,350)	(116,310)
Income before income taxes	56,935	64,545	152,810	128,257
Income tax provision, net	(28,577)	(6,108)	(65,841)	(28,176)
Net income	28,358	58,437	86,969	100,081
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(686)	(2,106)	(4,020)	(4,049)
Less: Net income attributable to other noncontrolling interests	209	375	1,006	1,103
Net income attributable to EchoStar	28,835	60,168	89,983	103,027
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 2)	(1,267)	(3,887)	(7,421)	(7,474)
Net income attributable to EchoStar common stock	$30,102	$64,055	$97,404	$110,501

Weighted-average common shares outstanding - Class A and B common stock:
Basic	92,500	91,358	92,253	91,050
Diluted	93,493	92,971	93,480	92,723

Earnings per share - Class A and B common stock:
Basic	$0.33	$0.70	$1.06	$1.21
Diluted	$0.32	$0.69	$1.04	$1.19

Comprehensive Income (Loss)
Net income	$28,358	$58,437	$86,969	$100,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,603)	(18,783)	(56,009)	(11,068)
Recognition of foreign currency translation loss in net income	—	—	1,889	—
Unrealized losses on available-for-sale securities and other	(7,373)	(6,981)	(8,208)	(9,484)
Recognition of other-than-temporary loss on available-for-sale securities in net income	1,243	—	5,892	—
Recognition of realized (gains) losses on available-for-sale securities in net income	(9)	27	(29)	(7)
Total other comprehensive loss, net of tax	(38,742)	(25,737)	(56,465)	(20,559)
Comprehensive income (loss)	(10,384)	32,700	30,504	79,522
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(686)	(2,106)	(4,020)	(4,049)
Less: Comprehensive income (loss) attributable to other noncontrolling interests	(111)	171	686	1,147
Comprehensive income (loss) attributable to EchoStar	$(9,587)	$34,635	$33,838	$82,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$86,969	$100,081
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	398,547	416,167
Equity in losses (earnings) of unconsolidated affiliates, net	2,580	(10,137)
Loss from partial redemption of debt	5,044	—
Losses (gains) and other-than-temporary impairment on marketable investment securities, net	11,408	(7)
Stock-based compensation	16,204	10,648
Deferred tax provision	63,421	18,773
Changes in current assets and current liabilities, net	(274)	110,671
Changes in noncurrent assets and noncurrent liabilities, net	3,457	(10,170)
Other, net	20,567	26,408
Net cash flows from operating activities	607,923	662,434
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(345,391)	(920,672)
Sales and maturities of marketable investment securities	669,393	891,917
Purchases of property and equipment	(585,902)	(434,428)
Refunds and other receipts related to capital expenditures	105,750	—
Changes in restricted cash and marketable investment securities	(313)	(2,958)
Investments in unconsolidated entities	(64,655)	—
Acquisition of regulatory authorization	(3,428)	—
Capital contribution to Sling TV Holding	—	(18,569)
Expenditures for externally marketed software	(16,905)	(17,401)
Other, net	(50)	1,981
Net cash flows from investing activities	(241,501)	(500,130)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Notes Due 2019 and related premium	(113,300)	—
Repayment of other long-term debt and capital lease obligations	(35,303)	(52,763)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	19,893	20,678
Net proceeds from issuance of Tracking Stock (Note 2)	—	7,526
Other, net	1,525	(9,752)
Net cash flows from financing activities	(127,185)	(34,311)
Effect of exchange rates on cash and cash equivalents	(9,185)	(1,721)
Net increase (decrease) in cash and cash equivalents	230,052	126,272
Cash and cash equivalents, beginning of period	549,053	634,119
Cash and cash equivalents, end of period	$779,105	$760,391

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$102,335	$106,268
Capitalized interest	$44,335	$14,670
Cash paid for income taxes	$5,185	$11,610
Employee benefits paid in Class A common stock	$10,711	$10,310
Satellites and other assets financed under capital lease obligations	$5,551	$2,947
Increase in capital expenditures included in accounts payable, net	$10,297	$3,805
Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 2)	$—	$398,095
Assets received from Sling TV Holding (Note 6)	$—	$34,075
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—

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

We currently operate in the following three business segments:

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network.  In addition, we provide our TVEverywhere technology through Slingboxes directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes Move Network, our live linear over-the-top platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.), and primarily provides support services to DISH Network’s Sling TV operations.

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

Our operations also include real estate and other activities that have not been assigned to our operating segments, including, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including, income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in Note 15.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction described in Note 2 below, DISH Network owns shares of our and our subsidiary’s preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, as amended, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock). In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group. In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A common stock with equivalent market value.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the nine months ended September 30, 2015 or 2014.

As of September 30, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of September 30, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $80.3 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

In addition to research and development expenses reported in our condensed consolidated statements of operations and comprehensive income (loss), our cost of sales includes research and development costs funded by customers of approximately $15.2 million and $18.0 million for the three months ended September 30, 2015 and 2014, respectively, and $45.7 million and $52.4 million for the nine months ended September 30, 2015 and 2014, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Capitalized Software Costs

Development costs related to software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $59.7 million and $48.9 million, respectively.  We capitalized costs of $5.3 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and costs of $17.0 million and $17.6 million for the nine months ended September 30, 2015 and 2014, respectively, related to the development of externally marketed software.  We recorded amortization expense relating to the development of externally marketed software of $2.2 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $6.1 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of September 30, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $32.8 million and $39.1 million as of September 30, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 4.                     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group outstanding as the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  We allocated a net loss of $1.3 million and $3.9 million for the three months ended September 30, 2015 and 2014, respectively, and a net loss of $7.4 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively, to the EchoStar Tracking Stock reflecting DISH Network’s 51.89% economic interest (represented by the EchoStar Tracking Stock) in the net loss of the Hughes Retail Group.  Moreover, because the reported amount of “Net income attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.1 million shares and 2.0 million shares for the three and nine months ended September 30, 2015, respectively, and 0.8 million shares for each of the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2014, the calculation also excluded 0.7 million shares of our Class A common stock that were issuable pursuant to our performance based stock incentive plan contingent upon meeting a company-specific performance measure by March 31, 2015, that was not achieved and which resulted in the expiration of such shares as of March 31, 2015.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$28,835	$60,168	$89,983	$103,027
Less: Net loss attributable to EchoStar Tracking Stock	(1,267)	(3,887)	(7,421)	(7,474)
Net income attributable to EchoStar common stock	$30,102	$64,055	$97,404	$110,501

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	92,500	91,358	92,253	91,050
Dilutive impact of stock awards outstanding	993	1,613	1,227	1,673
Diluted	93,493	92,971	93,480	92,723

Earnings per share:
Class A and B common stock:
Basic	$0.33	$0.70	$1.06	$1.21
Diluted	$0.32	$0.69	$1.04	$1.19

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $117.6 million and $63.8 million as of September 30, 2015 and December 31, 2014, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Affected Line Item in our	For the Three Months		For the Nine Months
	Condensed Consolidated	Ended September 30,		Ended September 30,
Accumulated Other Comprehensive Loss Components	Statement of Operations	2015	2014	2015	2014
		(In thousands)
Recognition of realized (gains) losses on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(9)	$27	$(29)	$(7)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for sale securities	1,243	—	5,892	—
Recognition of foreign currency translation losses in net income (3)	Other, net	—	—	1,889	—
Total reclassifications, net of tax and noncontrolling interests		$1,234	$27	$7,752	$(7)

(1)         When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as realized gains (losses) on available-for-sale securities on the condensed consolidated statement of operations and comprehensive income (loss).

(2)         In June 2015 and September 2015, we recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.  See Note 6 for further discussion.

(3)         As a result of the deconsolidation of several of our European subsidiaries in connection with our investment in SmarDTV SA in May 2015, the related cumulative translation adjustments that were previously recognized in other comprehensive income (loss) were reclassified and recognized as a loss within “Other income (expense)” in our condensed consolidated statement of operations and comprehensive income (loss).  See Note 6 for further discussion.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 6.                     Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$731,893	$1,049,139
Strategic equity securities	43,501	41,705
Other	32,268	48,259
Total marketable investment securities—current	807,662	1,139,103
Restricted marketable investment securities (1)	11,806	11,712
Total	819,468	1,150,815

Restricted cash and cash equivalents (1)	7,452	7,233

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	31,174
Equity method	133,257	128,788
Total investments in unconsolidated entities—noncurrent	214,431	159,962
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$1,041,351	$1,318,010

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our condensed consolidated balance sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of September 30, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility.

As of September 30, 2015 and December 31, 2014, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the three and nine months ended September 30, 2015, “Other-than-temporary impairment loss on available-for-sale securities” included a $1.2 million and $5.9 million other-than-temporary impairment of such common stock in our available-for-sale portfolio, respectively.  For the three and nine months ended September 30, 2015, “Gains (losses) on marketable investment securities, net” includes $3.9 million and $5.5 million in losses on such common stock in our trading securities portfolio, respectively, which had a fair value of $11.3 million as of September 30, 2015.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and variable rate demand notes.

Restricted Cash and Marketable Investment Securities

As of September 30, 2015 and December 31, 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Investments in unconsolidated entities - Noncurrent

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

In June 2015, we purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbit satellite company.  WorldVu plans to develop and operate a global network of low-earth orbit Ku-band satellites to provide internet access to fixed and mobile terminals.  We do not exercise significant influence over the management of WorldVu; accordingly, we account for the investment using the cost method.  Our Hughes segment entered into an agreement to sell certain equipment and services to WorldVu for the ground systems for WorldVu’s low-earth orbit satellites in connection with our investment based on then existing market terms.

In May 2015, we acquired a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for cash of $13.9 million and the contribution of several of our European subsidiaries to SmarDTV.  We recorded our initial investment in SmarDTV at $20.0 million, representing our estimate of the investment’s fair value using discounted cash flow techniques.  Our estimate included significant unobservable inputs related to SmarDTV’s future operations and is categorized within Level 3 of the fair value hierarchy.  As of the acquisition date, we deconsolidated the contributed entities and recognized a $2.6 million loss within “Other income (expense)” in our condensed consolidated statement of operations and comprehensive income (loss), consisting of: (i) a $0.7 million loss resulting from our initial investment (at fair value) being less than our $13.9 million cash payment and the carrying amount of the net assets of the deconsolidated entities and (ii) the reclassification from accumulated other comprehensive loss of $1.9 million in foreign currency translation adjustments related to the deconsolidated entities.  The net assets of the deconsolidated entities included net property and equipment of $6.7 million and cash of $0.8 million.  We have the ability to exercise significant influence over SmarDTV and therefore account for our investment using the equity method.  We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV.  See Note 16 for information about our related party transactions with SmarDTV subsequent to the date of our initial investment.

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

Effective August 1, 2014, we and DISH Digital Holding, L.L.C. (now known as Sling TV Holding L.L.C., “Sling TV Holding”) entered into an exchange agreement (the “Exchange Agreement”) pursuant to which we exchanged our one-third voting interest in Sling TV Holding, which we accounted for using the equity method, for a 10.0%

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

non-voting interest in Sling TV Holding, which we account for using the cost method.  As part of this transaction, we received a distribution of certain noncurrent assets associated with an internet protocol television technology business, including property and equipment, technology-related intangible assets and goodwill.  Because we and Sling TV Holding are entities under common control, we recorded the distributed assets at their carrying amounts in Sling TV Holding’s accounts, which totaled $34.1 million at the date of distribution, and we recorded our non-voting interest at $1.1 million, which represents 10.0% of the carrying amount of the remaining equity in Sling TV Holding.  These amounts exceeded the carrying amount of our existing equity method investment by $8.8 million, which was credited to additional paid-in capital because gain recognition generally is precluded by GAAP in exchanges between entities under common control.  In connection with our obligations associated with our interest prior to the Exchange Agreement, we contributed $18.6 million in cash to Sling TV Holding during the third quarter of 2014.  We have no obligation to contribute additional capital to Sling TV Holding.  See Note 16 for more information regarding the Exchange Agreement with Sling TV Holding.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2015
Debt securities:
Corporate bonds	$732,354	$36	$(497)	$731,893
Other (including restricted)	44,069	8	(3)	44,074
Equity securities - strategic	26,188	9,373	(3,336)	32,225
Total marketable investment securities	$802,611	$9,417	$(3,836)	$808,192
As of December 31, 2014
Debt securities:
Corporate bonds	$1,050,803	$33	$(1,697)	$1,049,139
Other (including restricted)	59,977	1	(7)	59,971
Equity securities - strategic	32,081	12,849	(3,225)	41,705
Total marketable investment securities	$1,142,861	$12,883	$(4,929)	$1,150,815

As of September 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $754.2 million with contractual maturities of one year or less and $21.8 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of September 30, 2015.

	As of
	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$485,186	$(3,751)	$968,941	$(4,929)
12 months or more	135,389	(85)	—	—
Total	$620,575	$(3,836)	$968,941	$(4,929)

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Sales of Marketable Investment Securities

We recognized minimal gains and losses from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2015 and 2014.

Proceeds from sales of our available-for-sale marketable investment securities totaled $4.0 million and $36.9 million for the three months ended September 30, 2015 and 2014, respectively, and $94.2 million and $42.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$701,706	$10,540	$691,166	$437,886	$58,108	$379,778
Debt securities:
Corporate bonds	$731,893	$—	$731,893	$1,049,139	$—	$1,049,139
Other (including restricted)	44,074	4,523	39,551	59,971	5,630	54,341
Equity securities - strategic	43,501	43,501	—	41,705	41,705	—
Total marketable investment securities	$819,468	$48,024	$771,444	$1,150,815	$47,335	$1,103,480

Note 7.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$156,645	$160,886
Contracts in process, net	34,451	16,534
Total trade accounts receivable	191,096	177,420
Allowance for doubtful accounts	(13,543)	(14,188)
Trade accounts receivable - DISH Network	247,453	251,669
Total trade accounts receivable, net	$425,006	$414,901

As of September 30, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $0.8 million and $2.5 million, respectively.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 8.                     Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$56,641	$49,038
Raw materials	7,852	6,192
Work-in-process	9,463	7,733
Total inventory	$73,956	$62,963

Note 9.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	-	$41,458	$42,826
Buildings and improvements	1-40	369,940	375,920
Furniture, fixtures, equipment and other	1-12	1,231,416	1,223,807
Customer rental equipment	2-4	581,394	498,180
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	935,104
Construction in progress	-	960,199	637,189
Total property and equipment		6,231,045	6,094,146
Accumulated depreciation		(2,910,823)	(2,899,353)
Property and equipment, net		$3,320,222	$3,194,793

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$836,827	$583,877
Uplinking equipment	97,852	34,270
Other	25,520	19,042
Construction in progress	$960,199	$637,189

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Satellites	$51,436	$55,643	$149,677	$158,782
Furniture, fixtures, equipment and other	29,104	30,595	89,504	89,647
Customer rental equipment	30,839	29,892	91,550	86,800
Buildings and improvements	3,325	3,401	10,183	10,344
Total depreciation expense	$114,704	$119,531	$340,914	$345,573

Satellites

As of September 30, 2015, we utilized 19 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Three of our satellites are accounted for as operating leases and are not included in property and equipment.

Recent Developments

Satellite Construction-Launch Services Costs.  In the third quarter of 2015, we mutually agreed with a vendor to cancel an existing launch services agreement.  Pursuant to the cancellation, we received a refund of prior payments related to the launch services, and credited the refund amount to construction in progress in the third quarter of 2015.  Also in the third quarter of 2015, we entered into an agreement with a different vendor to provide for the launch services of the satellite, which is expected to be launched in the fourth quarter of 2016.

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. for satellite services on the AMC-15 and AMC-16 satellites.  As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through the in-service date of the EchoStar 105/SES-11 satellite.  The amended agreement for the AMC-16 satellite services extends the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015.  The extended terms of these agreements are being accounted for as operating leases.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.  In addition, although we are not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for the EchoStar XV satellite, we are liable for any damage caused by our use of the satellite and therefore we carry third-party insurance on the EchoStar XV satellite.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2014 anomalies in prior years that affect our in-service owned and leased satellites, including the EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16 satellites.  In August 2015, SPACEWAY 3 experienced an anomaly causing one of the two on-board computers used to control the satellite payload to temporarily go offline, causing an

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

interruption of service.  The issue has since been resolved and the satellite is functioning normally.  This anomaly did not affect the long-term commercial operations of the satellite or its estimated useful life.  We are not aware of any additional anomalies that have occurred with respect to any of our owned or leased satellites in 2015 as of the date of this report that have materially affected the commercial operation of these satellites or their useful life.  The EchoStar III and EchoStar VI satellites are fully depreciated and the EchoStar III satellite is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows. The EchoStar XII satellite, as previously disclosed in our Form 10-K, has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for the EchoStar XII satellite; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue.

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

As of September 30, 2015 and December 31, 2014, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

In August 2014, we and Sling TV Holding entered into the Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to us at their carrying amounts, including our Move Network business with associated goodwill of $6.5 million.  See Note 16 for a description of the Exchange Agreement.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of		Currency	As of
	December 31,		Translation	September 30,
	2014	Additions	Adjustment	2015
	(In thousands)
Finite useful lives:
Cost	$103,499	$—	$(22,078)	$81,421
Accumulated amortization	(6,778)	(3,612)	1,655	(8,735)
Net	96,721	(3,612)	(20,423)	72,686
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$568,378	$(3,612)	$(20,423)	$544,343

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(206,506)	$87,426	$293,932	$(185,393)	$108,539
Contract-based	10	255,366	(247,619)	7,747	255,366	(233,009)	22,357
Technology-based	7	137,337	(108,240)	29,097	140,837	(100,940)	39,897
Trademark portfolio	20	29,700	(6,435)	23,265	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets		$721,042	$(573,507)	$147,535	$724,542	$(528,880)	$195,662

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $18.2 million and $22.8 million for the three months ended September 30, 2015 and 2014, respectively, and $57.6 million and $70.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 11.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$990,000	$1,069,200	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	969,192	900,000	994,500
Other	885	885	1,240	1,240
Subtotal	1,890,885	$2,039,277	2,001,240	$2,172,740
Capital lease obligations	337,328		366,447
Total debt and capital lease obligations	2,228,213		2,367,687
Less: Current portion	(32,228)		(41,912)
Long-term portion of debt and capital lease obligations	$2,195,985		$2,325,775

On June 12, 2015, we redeemed $110.0 million of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) at a redemption price equal to 103.0% of the principal amount plus related accrued interest.  As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and $1.7 million representing the write-off of related deferred financing costs.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax expense was approximately $65.8 million and $28.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Our effective income tax rate was 43.1% and 22.0% for the nine months ended September 30, 2015 and 2014, respectively.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2015 was primarily due to the increase in our valuation allowance associated with certain foreign losses as well as realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the nine months ended September 30, 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and a lower state effective tax rate, partially offset by the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes.

Note 13.              Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options to our employees and nonemployee directors to acquire 27,000 and 909,000 shares of our Class A common stock for the three and nine months ended September 30, 2015, respectively.  We granted stock options to our employees and nonemployee directors to acquire 100,000 and 315,000 shares of our Class A common stock for the three and nine months ended September 30, 2014, respectively.

We granted zero and 100,000 restricted stock units (“RSU”) for the three and nine months ended September 30, 2015, respectively. The RSUs vest based on the attainment of certain quarterly company performance criteria for the second, third and fourth quarters of 2015 and will expire on March 31, 2016.  During the three and nine months ended September 30, 2015, 33,333 of the RSUs vested.

Our stock-based compensation expense was recorded in our condensed consolidated statements of operations and comprehensive income (loss) as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Research and development expenses	$1,270	$585	$3,318	$1,760
Selling, general and administrative expenses	4,646	2,885	12,886	8,888
Total stock-based compensation	$5,916	$3,470	$16,204	$10,648

As of September 30, 2015, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $38.4 million.

Note 14.              Commitments and Contingencies

Commitments

As of September 30, 2015, our satellite-related obligations were approximately $1.27 billion.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 14, 2015, the judge assigned to the case passed away.  A new judge has not yet been formally assigned.

The parties are discussing resolving these cases without further litigation.  There can be no assurance that a settlement agreement will be reached.  If a settlement agreement is not reached, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages and we intend to vigorously defend these cases.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHop™ feature of the HopperTM set-top box infringes the asserted patents.  On February 11, 2015, the Court stayed the case pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents ClearPlay asserted in the case.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS Corporation and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that certain of our set-top boxes infringe the 233 patent.  On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  On January 26, 2015, we and DISH Network filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent.  The United States Patent and Trademark Office has agreed to institute a proceeding on our petition, as well as on two third-party petitions challenging the validity of the 233 patent.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of the proceeding before the United States Patent and Trademark Office.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

As a result of certain parties’ competing counterclaims and venue-related motions brought in both the New York and California actions, as described below, and certain networks filing various amended complaints, the claims have proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties in California.

California Actions.  On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding EchoStar Corporation and our subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  On January 12, 2015, the Court entered an order ruling on the parties’ respective summary judgment motions, holding that: (a) the Slingbox placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH’s retransmission consent agreement with Fox.  The only issue remaining for trial is to the amount of damages, if any, on the claims upon which the Fox plaintiffs prevailed on summary judgement, but the Court ruled that the Fox plaintiffs could not pursue disgorgement as a remedy.  At the parties’ joint request, the Court has stayed the case until January 15, 2016 and no trial date has been set.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

our financial position and results of operations.  We cannot predict with any degree of certainty the outcome of these suits or determine the extent of any potential liability or damages.

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that HNS’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

LightSquared/Harbinger Capital Partners LLC (LightSquared Bankruptcy)

On August 6, 2013, Harbinger Capital Partners LLC and other affiliates of Harbinger (collectively, “Harbinger”), a shareholder of LightSquared Inc. (“LightSquared”), filed an adversary proceeding against EchoStar Corporation, DISH Network, L-Band Acquisition, LLC (“LBAC”), Charles W. Ergen (our Chairman), SP Special Opportunities, LLC (“SPSO”) (an entity controlled by Mr. Ergen), and certain other parties, in the LightSquared bankruptcy cases pending in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which cases are jointly administered under the caption In re LightSquared Inc., et. al., Case No. 12 12080 (SCC).  Harbinger alleged, among other things, claims based on fraud, unfair competition, civil conspiracy and tortious interference with prospective economic advantage related to certain purchases of LightSquared secured debt by SPSO.  Subsequently, LightSquared intervened to join in certain claims alleged against certain defendants other than us, DISH Network and LBAC.

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

We intend to vigorously defend any claims against us in this proceeding and cannot predict with any degree of certainty the outcome of this proceeding or determine the extent of any potential liability or damages.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. in the United Stated District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending.  On November 5, 2014, PMC supplemented its expert report on damages, dropping a higher value damages theory and disclosing that it seeks damages ranging from $167 million to $447 million as of September 30, 2014, excluding pre-judgment interest and possible treble damages under Federal law.  On May 7, 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  In June 2015, we and DISH Network agreed that we would contribute a one-time payment of $5.0 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  We have recorded a loss related to the settlement within “Selling, general and administrative expenses” in our condensed consolidated statement of operations and comprehensive income (loss) of zero and $5.0 million for the three and nine months ended September 30, 2015, respectively.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On July 30, 2015, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against our subsidiary HNS in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434, entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366, entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317, entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184, entitled “Automated Reply Generation Direct Marketing System”; 6,999,938, entitled “Automated Reply Generation Direct Marketing System”; 8,738,435, entitled “Method and Apparatus for Presenting Personalized Content Relating to Offered Products and Services”; and 7,860,744, entitled “System and Method for Automatically Providing Personalized Notices Concerning Financial Products and/or Services.”  Phoenix alleged that HNS infringes the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein against us.  On October 16, 2015, Phoenix moved to dismiss the litigation against us without prejudice pursuant to a settlement agreement, and on November 3, 2015, the action was dismissed accordingly.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case has been stayed since July 2009, pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 resulting in 42 out of the 53 claims of the 952 patent being cancelled.  As a result, the case resumed in August 2015.  A trial date has not been set.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as EchoStar Corporation and our subsidiaries, EchoStar Technologies, L.L.C, HSS, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent.  Trial is scheduled to commence on December 12, 2016.

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

Note 15.              Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.  Under this definition, we operate the following three primary business segments:

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

Prior to 2015, our Move Network business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding (see Notes 6, 10 and 16), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Network business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  All prior period amounts have been retrospectively adjusted to present operations of our Move Network business in our EchoStar Technologies segment.

Transactions between segments were not significant for the three and nine months ended September 30, 2015 and 2014.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2015
External revenue	$294,792	$339,060	$124,126	$2,901	$760,879
Intersegment revenue	$133	$669	$174	$(976)	$—
Total revenue	$294,925	$339,729	$124,300	$1,925	$760,879
EBITDA	$25,946	$101,582	$104,200	$(15,116)	$216,612
Capital expenditures	$8,528	$72,626	$32,416	$9,672	$123,242

For the Three Months Ended September 30, 2014
External revenue	$427,076	$338,617	$126,944	$3,203	$895,840
Intersegment revenue	$142	$451	$660	$(1,253)	$—
Total revenue	$427,218	$339,068	$127,604	$1,950	$895,840
EBITDA	$38,193	$94,955	$111,563	$3,277	$247,988
Capital expenditures	$10,485	$56,724	$11,772	$85,730	$164,711

For the Nine Months Ended September 30, 2015
External revenue	$972,591	$998,564	$373,726	$8,246	$2,353,127
Intersegment revenue	$506	$1,630	$561	$(2,697)	$—
Total revenue	$973,097	$1,000,194	$374,287	$5,549	$2,353,127
EBITDA	$80,764	$296,269	$314,177	$(48,599)	$642,611
Capital expenditures	$32,783	$207,680	$84,667	$155,022	$480,152

For the Nine Months Ended September 30, 2014
External revenue	$1,255,597	$982,783	$354,558	$8,753	$2,601,691
Intersegment revenue	$380	$1,314	$2,406	$(4,100)	$—
Total revenue	$1,255,977	$984,097	$356,964	$4,653	$2,601,691
EBITDA	$119,733	$267,210	$308,573	$(22,742)	$672,774
Capital expenditures	$37,923	$154,201	$11,801	$230,503	$434,428

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
EBITDA	$216,612	$247,988	$642,611	$672,774
Interest income and expense, net	(26,308)	(39,418)	(88,240)	(125,404)
Depreciation and amortization	(132,892)	(142,294)	(398,547)	(416,167)
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(477)	(1,731)	(3,014)	(2,946)
Income before income taxes	$56,935	$64,545	$152,810	$128,257

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

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 1, 2012, we and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 1, 2012 to December 31, 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days’ notice prior to the end of the term.  On May 5, 2014, we received DISH Network’s notice to extend

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

the 2012 Receiver Agreement for one year to December 31, 2015, and on November 4, 2015, we amended the 2012 Receiver Agreement with DISH Network to extend the term of the 2012 Receiver Agreement for one year to December 31, 2016.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network has elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite will expire pursuant to its terms effective November 30, 2015.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on the EchoStar VIII satellite as an in-orbit spare.  Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.  The agreement will terminate in accordance with its terms effective in November 2015.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar XII.  DISH Network receives satellite services from us on the EchoStar XII satellite.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we receive satellite services on the EchoStar XV satellite from DISH Network, we have waived the fees for the TT&C services on the EchoStar XV satellite.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Product Support Agreement.  In connection with the Spin-off, we entered into a product support agreement pursuant to which DISH Network has the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related accessories that we have previously sold and in the future may sell to DISH Network.  The fees for the services provided under the product support agreement are calculated at cost plus a fixed margin, which varies depending on the nature of the services provided.  The term of the product support agreement is the economic life of such set-top boxes and related accessories, unless terminated earlier.  DISH Network may terminate the product support agreement for any reason upon at least 60 days’ notice.  In the event of an early termination of this agreement, DISH Network is entitled to a refund of any unearned fees paid to us for the services.

DISHOnline.com Services Agreement.  Effective January 1, 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.  In October 2014, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2015, and in November 2015, DISH Network exercised its right to renew this agreement for a one-year period ending on December 31, 2016.

DISH Remote Access Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will automatically renew on February 23, 2016 for an additional one-year period until February 23, 2017.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement.  Effective February 23, 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will automatically renew on February 23, 2016 for an additional one-year period until February 23, 2017.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  HNS, a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster, Inc. (with its subsidiaries, “Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Set-Top Box Application Development Agreement.  During the fourth quarter of 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for set-top boxes for the period ending February 1, 2016.  The Application Development Agreement renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.  During the third quarter of 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The XiP Encryption Agreement’s term ends on the same day as the 2012 Receiver Agreement and therefore was automatically extended until December 31, 2016 when we and DISH Network extended the 2012 Receiver Agreement on November 4, 2015.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

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

Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C. (“Sling TV Holding”)).  Effective July 1, 2012, we and DISH Network formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by us.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  At that time, we, DISH Network and Sling TV Holding entered into the following agreements with respect to Sling TV Holding: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of Sling TV Holding; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, Sling TV Holding had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.

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

“Cost of sales — equipment — DISH Network”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and DISH Network extended this agreement for a one-year period ending on December 31, 2015, and in November 2015, we and DISH Network extended this agreement for a one-year period ending on December 31, 2016.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire DISH Network.

“Cost of sales — services and other — DISH Network”

Satellite Services Received from DISH Network.  Since the Spin-off, we entered into certain satellite services agreements pursuant to which we receive satellite services from DISH Network on certain satellites owned by DISH Network.  The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service term.  The term of each satellite service agreement is set forth below:

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated on June 30, 2014.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on the EchoStar XV satellite and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Effective March 1, 2014, this satellite services agreement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.  On October 19, 2015, we provided DISH Network a notice to terminate this agreement effective in November 2015, and we are in the process of relocating the satellite during the fourth quarter of 2015 to a new orbital location pursuant to the terms of the agreement.

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

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

TiVo.  On April 29, 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network were dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of $300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Subsequent payments are allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment.

Sling Trademark License Agreement.  On December 31, 2014, DISH Digital (now known as Sling TV Holding) entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark through December 31, 2016.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and the maturity date of the loan was extended to May 1, 2016 on the same terms.  In July and September 2015, Hughes Systique repaid $0.6 million of the outstanding principal of the loan.  As of September 30, 2015, the principal outstanding amount of the loan was $0.9 million.  In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

ECHOSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $4.4 million and $5.9 million for the three months ended September 30, 2015 and 2014, respectively, and $13.0 million and $15.5 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and December 31, 2014, we had trade accounts payable to NagraStar totaling approximately $1.1 million and $3.2 million, respectively.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Digital set-top boxes and related accessories	$19,887	$14,741	$45,432	$40,146
Satellite services	$5,837	$5,837	$17,510	$17,510
Uplink services	$1,030	$1,530	$3,981	$4,745

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Due from Dish Mexico	$28,786	$11,012

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to a services agreement, we purchased engineering services from SmarDTV totaling $1.7 million and $2.6 million for the three and nine months ended September 30, 2015, respectively.  As of September 30, 2015, we had trade accounts payable to SmarDTV of $2.3 million, and a $0.6 million current note receivable from SmarDTV arising from a working capital adjustment pursuant to the acquisition agreement.

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

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in three business segments, which are differentiated primarily by their operational focus:  EchoStar Technologies, Hughes, and EchoStar Satellite Services.  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

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

Highlights from our financial results are as follows:

2015 Third Quarter Consolidated Results of Operations

•                  Revenue of $760.9 million

•                  Operating income of $88.6 million

•                  Net income attributable to EchoStar common stock of $30.1 million and basic earnings per share of common stock of $0.33

•                  EBITDA of $216.6 million (see reconciliation of this non-GAAP measure in Note 15 to the condensed consolidated financial statements)

Consolidated Financial Condition as of September 30, 2015

•                  Total assets of $7.29 billion

•                  Total liabilities of $3.59 billion

•                  Total stockholders’ equity of $3.70 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.59 billion

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

Prior to 2015, Move Network, our live linear over-the-top platform business, including certain assets that were distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital Holding L.L.C. (“Sling TV Holding”), (see Notes 6, 10 and 16 in our notes to condensed consolidated financial statements), was managed separately from our operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Network business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  We have retrospectively adjusted our segment reporting to reflect our Move Network business as part of the EchoStar Technologies segment in prior periods (see Note 15 in our notes to the condensed consolidated financial statements).

During the second quarter of 2015, our EchoStar Technologies segment contributed several of its European subsidiaries to SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for a 22.5% interest in the equity and subordinated debt of SmarDTV.  We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV.

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

The number of potential new customers for our set-top box business in our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  We believe that our best opportunities for developing potential new customers for our set-top box business over the near term lie in international markets, including through joint ventures.  We have an exclusive equipment partnership with Bell TV through the end of 2015.  Additionally, our joint venture with Dish Mexico continues to see growth.  We are continuing to work with Dish Mexico on enhanced features and services that we expect will help it respond to competitive pressures in Mexico.

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

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting.

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

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments while the satellite is under construction.  We expect the satellite to be placed into service no later than the third quarter of 2016 and will deliver consumer satellite broadband services in Brazil as well as create a platform to potentially allow for further development of our spectrum in Brazil.

In June 2015, we purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbit satellite company.  In addition, our Hughes segment entered into an agreement with WorldVu to provide certain equipment and services in connection with the ground system for WorldVu’s low-earth orbit satellites.

As of September 30, 2015 and December 31, 2014, our Hughes segment had approximately 1,025,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions increased in the third quarter of 2015 compared to the same period in 2014.  However, our average monthly subscriber churn for the third quarter of 2015 also increased as compared to the same period in 2014.  As a result, for the quarter ended September 30, 2015, net subscriber additions of approximately 11,200 were lower than the same period last year primarily reflecting the increase in churn on the increasing base of subscribers.

As of September 30, 2015 and December 31, 2014, our Hughes segment had approximately $1.12 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  Our EchoStar 105/SES-11 satellite is currently under construction and is anticipated to replace the capacity currently leased on the AMC-15 satellite.  Once launched and placed into operation, we expect the satellite to produce the revenue currently serviced by the AMC-15 satellite as well as additional revenue.  Any factors that interfere with the construction and launch schedule of the EchoStar 105/SES-11 satellite could impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom, Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

As of September 30, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.47 billion and $1.71 billion, respectively.

New Business Opportunities

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service.  We are exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008.  The EchoStar XXIII satellite is expected to launch in the second half of 2016 and will be initially deployed at the 45 degree west longitude orbital location.

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

transponders we own on the EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  We are currently constructing, and have contracted to launch, the EchoStar XXI satellite to provide space segment capacity to EchoStar Mobile in the third quarter of 2016.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the Three Months
	Ended September 30,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$157,184	$299,050	$(141,866)	(47.4)
Equipment revenue - other	89,454	101,927	(12,473)	(12.2)
Services and other revenue - DISH Network	236,601	215,935	20,666	9.6
Services and other revenue - other	277,640	278,928	(1,288)	(0.5)
Total revenue	760,879	895,840	(134,961)	(15.1)
Costs and Expenses:
Cost of sales - equipment	207,989	340,159	(132,170)	(38.9)
% of Total equipment revenue	84.3%	84.8%
Cost of sales - services and other	219,686	212,298	7,388	3.5
% of Total services and other revenue	42.7%	42.9%
Selling, general and administrative expenses	91,830	93,127	(1,297)	(1.4)
% of Total revenue	12.1%	10.4%
Research and development expenses	19,875	15,685	4,190	26.7
% of Total revenue	2.6%	1.8%
Depreciation and amortization	132,892	142,294	(9,402)	(6.6)
Total costs and expenses	672,272	803,563	(131,291)	(16.3)
Operating income	88,607	92,277	(3,670)	(4.0)

Other Income (Expense):
Interest income	2,562	2,270	292	12.9
Interest expense, net of amounts capitalized	(28,870)	(41,688)	12,818	(30.7)
Gains (losses) and impairment on marketable investment securities, net	(5,155)	(27)	(5,128)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,324)	13,198	(15,522)	*
Other, net	2,115	(1,485)	3,600	*
Total other expense, net	(31,672)	(27,732)	(3,940)	14.2
Income before income taxes	56,935	64,545	(7,610)	(11.8)
Income tax provision, net	(28,577)	(6,108)	(22,469)	*
Net income	28,358	58,437	(30,079)	(51.5)
Less: Net loss attributable to noncontrolling interest in
HSS Tracking Stock	(686)	(2,106)	1,420	(67.4)
Less: Net income attributable to other noncontrolling interests	209	375	(166)	(44.3)
Net income attributable to EchoStar	$28,835	$60,168	$(31,333)	(52.1)

Other Data:
EBITDA	$216,612	$247,988	$(31,376)	(12.7)
Subscribers, end of period	1,025,000	960,000	65,000	6.8

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 64 and 65 under the heading “Explanation of Key Metrics and Other Items.”

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $157.2 million for the three months ended September 30, 2015, a decrease of $141.9 million, or 47.4%, compared to the same period in 2014.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2015 decreased by $138.6 million, or 47.4%, to $154.1 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

are determined largely through our 2012 Receiver Agreement with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies.  Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.  The decrease in revenue for the three months ended September 30, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 62.0% decrease in the volume of unit sales, partially offset by a 12.2% increase in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to a 26.1% decrease in the volume of unit sales and a 10.4% decrease in the weighted average price of related accessories sold.

Equipment revenue — DISH Network from our Hughes segment for the three months ended September 30, 2015 decreased by $3.2 million, or 51.1%, to $3.1 million compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).  Sales of broadband equipment to dishNET have been decreasing as a result of lower gross new broadband subscriber activations and dishNET increasing the deployment of refurbished units as opposed to new units purchased from us.

Equipment revenue — other.  “Equipment revenue — other” totaled $89.5 million for the three months ended September 30, 2015, a decrease of $12.5 million or 12.2%, compared to the same period in 2014.

Equipment revenue — other from our EchoStar Technologies segment for the three months ended September 30, 2015 decreased by $8.4 million, or 18.5%, to $37.0 million compared to the same period in 2014.  The decrease was attributable to a 23.6% decrease in the weighted average price of set-top boxes sold, a 12.6% decrease in the weighted average price of related accessories sold, and an 11.5% decrease in the volume of unit sales of related accessories primarily to our international customers for the three months ended September 30, 2015 compared to the same period in 2014.  These decreases were partially offset by a 9.0% increase in the volume of unit sales of set-top boxes.

Equipment revenue — other from our Hughes segment for the three months ended September 30, 2015 decreased by $4.1 million, or 7.2%, to $52.5 million compared to the same period in 2014.  The decrease was mainly due to a $4.6 million decrease in domestic sales of mobile satellite systems equipment and sales of broadband equipment to our international customers.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $236.6 million for the three months ended September 30, 2015, an increase of $20.7 million or 9.6%, compared to the same period in 2014.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2015 increased by $18.8 million, or 22.5%, to $102.1 million compared to the same period in 2014.  The increase was primarily due to an increase of $7.9 million in support services sold to Sling TV Holding as a result of the amended commercial agreement with DISH Network and Sling TV Holding, effective August 1, 2014.  The increase was also due to an increase of $10.2 million in revenue earned for engineering services and satellite uplink/downlink services.

Services and other revenue — DISH Network from our Hughes segment for the three months ended September 30, 2015 increased by $2.5 million, or 11.6%, to $23.8 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $277.6 million for the three months ended September 30, 2015, a decrease of $1.3 million, or 0.5%, compared to the same period in 2014.

Services and other revenue — other from our EchoStar Technologies segment for the three months ended September 30, 2015 decreased by $4.1 million, or 69.7%, to $1.8 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $3.6 million in revenue from certain non-recurring engineering projects and services, and a decrease of $0.4 million in teleport services to certain of our international customers.

Services and other revenue — other from our Hughes segment for the three months ended September 30, 2015 increased by $5.5 million, or 2.2%, to $260.4 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $16.3 million in sales of broadband services to our domestic consumer market, partially offset by a decrease of $9.8 million in sales of broadband services to our international customers primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended September 30, 2015 decreased by $2.8 million, or 14.6%, to $16.6 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in the third quarter of 2015 compared to the same period in 2014.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $208.0 million for the three months ended September 30, 2015, a decrease of $132.2 million, or 38.9%, compared to the same period in 2014.

Cost of sales — equipment from our EchoStar Technologies segment for the three months ended September 30, 2015 decreased by $125.9 million, or 44.1%, to $159.5 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs related to the decrease in the volume of sales of set-top boxes and related accessories sold to DISH Network and the volume of sales of set-top boxes and related accessories to our international customers.

Cost of sales — equipment from our Hughes segment for the three months ended September 30, 2015 decreased by $6.2 million, or 11.4%, to $48.4 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET, and a decrease in the cost of sales of domestic mobile satellite system equipment and broadband equipment to our international market.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $219.7 million for the three months ended September 30, 2015, an increase of $7.4 million, or 3.5%, compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Technologies segment for the three months ended September 30, 2015 increased by $10.7 million, or 17.0%, to $74.1 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services provided to DISH Network and Sling TV Holding in the third quarter of 2015 compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the three months ended September 30, 2015 decreased by $7.8 million, or 6.4%, to $114.0 million compared to the same period in 2014.  The decrease was primarily attributable to the decrease in costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency.

Cost of sales — services and other from our EchoStar Satellite Services segment for the three months ended September 30, 2015 increased by $4.0 million, or 28.5%, to $18.0 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of the

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Research and development.  “Research and development” expenses totaled $19.9 million for the three months ended September 30, 2015, an increase of $4.2 million or 26.7%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $2.6 million and $1.6 million in our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $132.9 million for the three months ended September 30, 2015, a decrease of $9.4 million or 6.6%, compared to the same period in 2014.  The decrease was attributable to a decrease in depreciation expense of $3.7 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, a decrease of $3.6 million in amortization expense from certain of our fully amortized other intangible assets, and a decrease in depreciation expense of $1.9 million relating to the fully depreciated EchoStar XII satellite as of December 2014.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $28.9 million for the three months ended September 30, 2015, a decrease of $12.8 million or 30.7%, compared to the same period in 2014.  The decrease was due to higher capitalized interest of $9.8 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII and EchoStar 105/SES-11 satellites, payments for satellite services on the EUTELSAT 65 West A satellite, and a decrease in interest expense of $1.8 million relating to the partial redemption of the outstanding $1.10 billion principal amount of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $5.2 million in losses for the three months ended September 30, 2015, an increase in losses of $5.1 million compared to the same period in 2014.  The increase in losses was primarily due to an other-than-temporary impairment loss of $1.2 million on a strategic equity security in our available-for-sale securities portfolio and an increase of $3.8 million in unrealized holding losses on our trading securities.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $2.3 million in losses for the three months ended September 30, 2015, compared to $13.2 million in earnings for the same period in 2014.  The $15.5 million decrease in earnings is primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014.

Other, net.  “Other, net” totaled $2.1 million in income for the three months ended September 30, 2015, an increase of $3.6 million compared to the same period in 2014.  The increase was primarily related to a $3.8 million protection gain on an instrument associated with our trading securities.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $216.6 million for the three months ended September 30, 2015, a decrease of $31.4 million, or 12.7%, compared to the same period in 2014.  The decrease was primarily due to a decrease in operating income, excluding depreciation and amortization, of $13.1 million for the three months ended September 30, 2015 and a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$216,612	$247,988	$(31,376)	(12.7)
Interest income and expense, net	(26,308)	(39,418)	13,110	(33.3)
Depreciation and amortization	(132,892)	(142,294)	9,402	(6.6)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(477)	(1,731)	1,254	(72.4)
Income before income taxes	$56,935	$64,545	$(7,610)	(11.8)

Income tax provision, net.  Income tax expense was $28.6 million for the three months ended September 30, 2015 compared to $6.1 million for the same period in 2014.  Our effective income tax rate was 50.2% for the three months ended September 30, 2015 compared to 9.5% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and a lower state effective tax rate, partially offset by the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $28.8 million for the three months ended September 30, 2015, a decrease of $31.3 million, or 52.1%, compared to the same period in 2014.  The decrease was primarily attributable to an increase of $22.5 million in income tax expense, a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, and an other-than-temporary impairment loss of $1.2 million on a strategic equity security in our available-for-sale securities portfolio.  These decreases were partially offset by an increase in capitalization of interest expense of $9.8 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites and payments for satellite services on the EUTELSAT 65 West A satellite.

Segment Operating Results and Capital Expenditures

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2015
Total revenue	$294,925	$339,729	$124,300	$1,925	$760,879
Capital expenditures	$8,528	$72,626	$32,416	$9,672	$123,242
EBITDA	$25,946	$101,582	$104,200	$(15,116)	$216,612

For the Three Months Ended September 30, 2014
Total revenue	$427,218	$339,068	$127,604	$1,950	$895,840
Capital expenditures	$10,485	$56,724	$11,772	$85,730	$164,711
EBITDA	$38,193	$94,955	$111,563	$3,277	$247,988

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Three Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$294,925	$427,218	$(132,293)	(31.0)
Capital expenditures	$8,528	$10,485	$(1,957)	(18.7)
EBITDA	$25,946	$38,193	$(12,247)	(32.1)

Revenue

EchoStar Technologies segment total revenue for the three months ended September 30, 2015 decreased by $132.3 million, or 31.0%, compared to the same period in 2014, primarily resulting from a decrease of $138.6 million in equipment revenue from DISH Network, a decrease of $8.4 million in equipment revenue - other and a decrease of $4.1 million in service revenue - other, partially offset by an increase of $18.8 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended September 30, 2015 decreased by $2.0 million, or 18.7%, compared to the same period in 2014, primarily due to decreased expenditures related to our digital broadcast centers of $2.2 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended September 30, 2015 was $25.9 million, a decrease of $12.2 million, or 32.1%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $17.1 million in gross margin which we define as total revenue less total cost of sales, primarily related to a decrease in sales of set-top boxes and related accessories to DISH Network.  The decrease was partially offset by a decrease of $6.1 million in selling, general and administrative expenses.

Hughes Segment

	For the Three Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$339,729	$339,068	$661	0.2
Capital expenditures	$72,626	$56,724	$15,902	28.0
EBITDA	$101,582	$94,955	$6,627	7.0

Revenue

Hughes segment total revenue for the three months ended September 30, 2015 increased by $0.7 million, or 0.2%, compared to the same period in 2014.  The increase was primarily due to increases in sales of broadband services to our domestic consumer markets of $16.3 million, partially offset by a decrease in sales of broadband equipment and services to our international customers of $11.3 million and a decrease in sales of mobile satellite systems equipment and services of $4.1 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended September 30, 2015 increased by $15.9 million, or 28.0%, compared to the same period in 2014, primarily as a result of an increase in expenditures on the EUTELSAT 65 West A, EchoStar XIX and EchoStar XXI satellite ground infrastructures.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

Hughes segment EBITDA for the three months ended September 30, 2015 was $101.6 million, an increase of $6.6 million, or 7.0%, compared to the same period in 2014.  The increase was primarily as a result of an increase in service revenue of $8.0 million and a decrease in cost of sales — services of $7.8 million.  The increase was partially offset by a $3.0 million litigation related expense, a $1.8 million increase in foreign exchange losses and a $1.6 million increase in research and development expenses.

EchoStar Satellite Services Segment

	For the Three Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$124,300	$127,604	$(3,304)	(2.6)
Capital expenditures	$32,416	$11,772	$20,644	*
EBITDA	$104,200	$111,563	$(7,363)	(6.6)

Revenue

EchoStar Satellite Services segment total revenue for the three months ended September 30, 2015 decreased by $3.3 million, or 2.6%, compared to the same period in 2014, primarily due to a decrease of $2.8 million in transponder services and other revenue.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended September 30, 2015 increased by $20.6 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended September 30, 2015 was $104.2 million, a decrease of $7.4 million, or 6.6%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to a decrease in revenue of $3.3 million and a $4.0 million increase in cost of services primarily related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and first quarter of 2015, respectively.

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

Capital Expenditures

For the three months ended September 30, 2015, All Other and Eliminations capital expenditures decreased by $76.1 million, or 88.7%, compared to the same period in 2014, primarily related to a $105.8 million refund relating to the cancellation of an existing launch services agreement and a decrease in satellite expenditures on the EchoStar XXIII satellite of $1.7 million, partially offset by an increase in capital expenditures related to the EchoStar XIX satellite of $22.3 million and the EchoStar XXI satellite of $4.6 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment in providing satellite broadband services, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Union, and the EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the three months ended September 30, 2015, All Other and Eliminations EBITDA was a loss of $15.1 million, compared to a gain of $3.3 million for the same period in 2014.  The $18.4 million decrease in EBITDA was primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a decrease of $1.4 million in the net loss attributable to noncontrolling interest in HSS Tracking Stock and an other-than-temporary impairment loss of $1.2 million on a strategic equity security in our available-for-sale securities portfolio.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the Nine Months
	Ended September 30,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$577,277	$907,466	$(330,189)	(36.4)
Equipment revenue - other	256,362	265,890	(9,528)	(3.6)
Services and other revenue - DISH Network	695,358	609,552	85,806	14.1
Services and other revenue - other	824,130	818,783	5,347	0.7
Total revenue	2,353,127	2,601,691	(248,564)	(9.6)
Costs and Expenses:
Cost of sales - equipment	706,835	998,205	(291,370)	(29.2)
% of Total equipment revenue	84.8%	85.1%
Cost of sales - services and other	645,691	626,660	19,031	3.0
% of Total services and other revenue	42.5%	43.9%
Selling, general and administrative expenses	280,462	271,251	9,211	3.4
% of Total revenue	11.9%	10.4%
Research and development expenses	57,432	44,841	12,591	28.1
% of Total revenue	2.4%	1.7%
Depreciation and amortization	398,547	416,167	(17,620)	(4.2)
Total costs and expenses	2,088,967	2,357,124	(268,157)	(11.4)
Operating income	264,160	244,567	19,593	8.0

Other Income (Expense):
Interest income	7,896	7,015	881	12.6
Interest expense, net of amounts capitalized	(96,136)	(132,419)	36,283	(27.4)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(11,408)	7	(11,415)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,580)	10,137	(12,717)	*
Other, net	(4,078)	(1,050)	(3,028)	*
Total other expense, net	(111,350)	(116,310)	4,960	(4.3)
Income before income taxes	152,810	128,257	24,553	19.1
Income tax provision, net	(65,841)	(28,176)	(37,665)	*
Net income	86,969	100,081	(13,112)	(13.1)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(4,020)	(4,049)	29	(0.7)
Less: Net income attributable to other noncontrolling interests	1,006	1,103	(97)	(8.8)
Net income attributable to EchoStar	$89,983	$103,027	$(13,044)	(12.7)

Other Data:
EBITDA	$642,611	$672,774	$(30,163)	(4.5)
Subscribers, end of period	1,025,000	960,000	65,000	6.8

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 64 and 65 under the heading “Explanation of Key Metrics and Other Items.”

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $577.3 million for the nine months ended September 30, 2015, a decrease of $330.2 million, or 36.4%, compared to the same period in 2014.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2015 decreased by $312.9 million, or 35.4%, to $570.3 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through our 2012 Receiver Agreement with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies.  Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.  The decrease in revenue for the nine months ended September 30, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 37.9% decrease in the volume of unit sales and a 8.5% decrease in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to an 14.8% decrease in the volume of unit sales and a 10.9% decrease in the weighted average price of related accessories sold.

Equipment revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2015 decreased by $17.3 million, or 71.2%, to $7.0 million compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been decreasing as a result of lower new gross subscriber activations and as dishNET increases the deployment of refurbished units as opposed to new units purchased from us.

Equipment revenue — other.  “Equipment revenue — other” totaled $256.4 million for the nine months ended September 30, 2015, a decrease of $9.5 million or 3.6%, compared to the same period in 2014.

Equipment revenue — other from our EchoStar Technologies segment for the nine months ended September 30, 2015 decreased by $11.5 million, or 10.1%, to $102.3 million compared to the same period in 2014.  The decrease was attributable to a 20.3% decrease in the volume of unit sales of related accessories and a 3.0% decrease in the weighted average price of set-top boxes sold primarily to our international customers.

Equipment revenue — other from our Hughes segment for the nine months ended September 30, 2015 increased by $2.1 million, or 1.4%, to $154.1 million compared to the same period in 2014.  The increase was mainly due to an increase of $4.8 million in sales of broadband equipment to our international customers and domestic sales of mobile satellite systems equipment, partially offset by a decrease of $1.5 million in sales of broadband equipment to our domestic consumer market.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $695.4 million for the nine months ended September 30, 2015, an increase of $85.8 million or 14.1%, compared to the same period in 2014.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2015 increased by $49.3 million, or 20.3%, to $292.6 million compared to the same period in 2014.  The increase was primarily due to an increase of $18.5 million in support services sold to Sling TV Holding as a result of the amended commercial agreement with DISH Network and Sling TV Holding, effective August 1, 2014.  The increase was also due to an increase of $28.3 million in revenue earned for engineering services, non-recurring engineering projects and satellite uplink/downlink services.

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2015 increased by $10.9 million, or 18.5%, to $69.8 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2015 increased by $26.0 million, or 8.7%, to $324.6 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.4 million in services provided to DISH Network on an additional satellite.

Services and other revenue — other.  “Services and other revenue — other” totaled $824.1 million for the nine months ended September 30, 2015, an increase of $5.3 million, or 0.7%, compared to the same period in 2014.

Services and other revenue — other from our EchoStar Technologies segment for the nine months ended September 30, 2015 decreased by $7.7 million, or 49.3%, to $7.9 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $7.3 million in revenue from certain non-recurring engineering projects and services.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2015 increased by $20.4 million, or 2.7%, to $769.3 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $41.1 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $20.1 million in sales of broadband services to our international customers, primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the nine months ended September 30, 2015 decreased by $8.5 million, or 14.7%, to $49.7 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in 2015 compared to the same period in 2014.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $706.8 million for the nine months ended September 30, 2015, a decrease of $291.4 million, or 29.2%, compared to the same period in 2014.

Cost of sales — equipment from our EchoStar Technologies segment for the nine months ended September 30, 2015 decreased by $278.7 million, or 33.0%, to $564.6 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs related to the decrease in the volume of sales of set-top boxes and related accessories sold to DISH Network and a decrease in the volume of sales of set-top boxes and related accessories to our other international customers.

Cost of sales — equipment from our Hughes segment for the nine months ended September 30, 2015 decreased by $12.7 million, or 8.2%, to $142.2 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and a decrease in the cost of sales of mobile satellite systems equipment, partially offset by an increase in the cost of sales of broadband equipment to our domestic consumer and enterprise markets.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $645.7 million for the nine months ended September 30, 2015, an increase of $19.0 million, or 3.0%, compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Technologies segment for the nine months ended September 30, 2015 increased by $26.6 million, or 14.5%, to $210.1 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services to DISH Network and Sling TV Holding provided in 2015 compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the nine months ended September 30, 2015 decreased by $20.0 million, or 5.5%, to $341.3 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in service costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency, a decrease in the cost of sales related to our domestic broadband services due to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform, and a decrease in the cost of sales related to our mobile satellite systems services.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other from our EchoStar Satellite Services segment for the nine months ended September 30, 2015 increased by $12.0 million, or 28.3%, to $54.2 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $280.5 million for the nine months ended September 30, 2015, an increase of $9.2 million or 3.4%, compared to the same period in 2014.  The increase was mainly due to a $6.7 million increase in marketing and promotional expenses primarily in our Hughes segment and a $3.6 million increase in professional fees.

Research and development.  “Research and development” expenses totaled $57.4 million for the nine months ended September 30, 2015, an increase of $12.6 million or 28.1%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $8.0 million and $4.6 million in our EchoStar Technologies segment and Hughes segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $398.5 million for the nine months ended September 30, 2015, a decrease of $17.6 million or 4.2%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $12.7 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $11.0 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, and a decrease in depreciation expense of $5.6 million relating to the fully depreciated EchoStar XII satellite as of December 2014.  The decreases were partially offset by increases in depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation expense of $4.8 million on customer rental equipment in our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $96.1 million for the nine months ended September 30, 2015, a decrease of $36.3 million or 27.4%, compared to the same period in 2014.  The decrease was primarily due to higher capitalized interest of $29.7 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments for satellite services on the EUTELSAT 65 West A satellite, and a decrease in interest expense of $5.8 million relating to the partial redemption of the Senior Secured Notes in the second quarter of 2015, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the nine months ended September 30, 2015, which was due to the loss recorded on the partial redemption of the Senior Secured Notes in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $11.4 million in losses for the nine months ended September 30, 2015, an increase in loss of $11.4 million compared to the same period in 2014.  The increase in loss was primarily due to an other-than-temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio and an increase of $5.5 million in unrealized holding losses on our trading securities.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $2.6 million in losses for the nine months ended September 30, 2015 compared to $10.1 million in earnings for the same period in 2014.  The $12.7 million decrease in earnings is primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other, net.  “Other, net” totaled $4.1 million in expenses for the nine months ended September 30, 2015, a decrease of $3.0 million for the same period in 2014.  The decrease was primarily related to a loss of $6.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees, an increase of $5.3 million in foreign exchange losses and a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV.  The decrease was partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015, a $3.8 million protection gain on an instrument related to our trading securities and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $2.6 million in losses for the nine months ended September 30, 2015 compared to a $10.1 million in earnings for the same period in 2014.  The $12.7 million decrease in earnings is primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $642.6 million for the nine months ended September 30, 2015, a decrease of $30.2 million, or 4.5%, compared to the same period in 2014.  The decrease was primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a loss of $6.8 million attributable to FCC regulatory fees, an other-than-temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio, an increase of $5.3 million in foreign exchange losses, and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.  These decreases were partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$642,611	$672,774	$(30,163)	(4.5)
Interest income and expense, net	(88,240)	(125,404)	37,164	(29.6)
Depreciation and amortization	(398,547)	(416,167)	17,620	(4.2)
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(3,014)	(2,946)	(68)	2.3
Income before income taxes	$152,810	$128,257	$24,553	19.1

*Percentage is not meaningful.

Income tax provision, net.  Income tax expense was $65.8 million for the nine months ended September 30, 2015, compared to $28.2 million for the same period in 2014.  Our effective income tax rate was 43.1% for the nine months ended September 30, 2015 compared to 22.0% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and a lower state effective tax rate, partially offset by the increase in our valuation allowance associated with realized and unrealized losses that are capital in nature for tax purposes.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $90.0 million for the nine months ended September 30, 2015, a decrease of $13.0 million, or 12.7%, compared to the same period in 2014.  The decrease was primarily due to an increase of $37.7 million in income tax expense, a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a loss of $6.8 million attributable to FCC

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

regulatory fees, an other-than-temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio, and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.  The decreases were partially offset by an increase in capitalization of interest expense of $29.7 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites and payments for satellite services on the EUTELSAT 65 West A satellite, an increase in operating income, including depreciation and amortization, of $19.6 million, and a decrease in interest expense of $5.8 million relating to the partial redemption of the Senior Secured Notes, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

			EchoStar	All
	EchoStar		Satellite	Other and	Consolidated
	Technologies	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2015
Total revenue	$973,097	$1,000,194	$374,287	$5,549	$2,353,127
Capital expenditures	$32,783	$207,680	$84,667	$155,022	$480,152
EBITDA	$80,764	$296,269	$314,177	$(48,599)	$642,611

For the Nine Months Ended September 30, 2014
Total revenue	$1,255,977	$984,097	$356,964	$4,653	$2,601,691
Capital expenditures	$37,923	$154,201	$11,801	$230,503	$434,428
EBITDA	$119,733	$267,210	$308,573	$(22,742)	$672,774

EchoStar Technologies Segment

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$973,097	$1,255,977	$(282,880)	(22.5)
Capital expenditures	$32,783	$37,923	$(5,140)	(13.6)
EBITDA	$80,764	$119,733	$(38,969)	(32.5)

Revenue

EchoStar Technologies segment total revenue for the nine months ended September 30, 2015 decreased by $282.9 million, or 22.5%, compared to the same period in 2014, primarily resulting from a decrease of $312.9 million in equipment revenue from DISH Network, a decrease of $11.5 million in equipment revenue - other, and a decrease of $7.7 million in service revenue — other, partially offset by an increase of $49.3 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the nine months ended September 30, 2015 decreased by $5.1 million, or 13.6%, compared to the same period in 2014, primarily due to a decrease in expenditures related to our digital broadcast centers of $7.8 million, partially offset by increased expenditures related to the support of our Move Network business of $1.7 million and engineering services of $0.6 million.

EBITDA

EchoStar Technologies segment EBITDA for the nine months ended September 30, 2015 was $80.8 million, a decrease of $39.0 million, or 32.5%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $30.7 million in gross margin primarily as a

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

result of the decrease in sales of set-top boxes and related accessories to DISH Network.  The decrease in EBITDA was also the result of an increase of $8.0 million in research and development expense.

Hughes Segment

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,000,194	$984,097	$16,097	1.6
Capital expenditures	$207,680	$154,201	$53,479	34.7
EBITDA	$296,269	$267,210	$29,059	10.9

Revenue

Hughes segment total revenue for the nine months ended September 30, 2015 increased by $16.1 million, or 1.6%,  compared to the same period in 2014.  The increase was primarily due to an increase of $54.0 million in revenue related to sales of broadband services to our consumer markets and dishNET.  These increases were partially offset by a decrease in sales of broadband services to our international customers of $20.1 million and a decrease in sales of broadband equipment to dishNET of $17.3 million.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2015 increased by $53.5 million, or 34.7%, compared to the same period in 2014, primarily as a result of an increase in expenditures on EUTELSAT 65 West A, EchoStar XIX and EchoStar XXI satellite ground infrastructures.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2015 was $296.3 million, an increase of $29.1 million, or 10.9%, compared to the same period in 2014.  The increase was primarily the result of an increase in service revenue of $31.3 million, a decrease in cost of sales — services of $20.0 million and a decrease in cost of sales — equipment of $12.7 million, partially offset by a $15.2 million decrease in equipment revenue, $11.4 million increase in selling, general and administrative expenses, and a $4.6 million increase in research and development expenses.

EchoStar Satellite Services Segment

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$374,287	$356,964	$17,323	4.9
Capital expenditures	$84,667	$11,801	$72,866	*
EBITDA	$314,177	$308,573	$5,604	1.8

Revenue

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2015 increased by $17.3 million, or 4.9%, compared to the same period in 2014, primarily due to a $26.0 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease in service revenue — other of $8.5 million attributable to a decrease in sales of transponder services.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2015 increased by $72.9 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the nine months ended September 30, 2015 was $314.2 million, an increase of $5.6 million, or 1.8%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $26.0 million in service revenue primarily related to DISH Network as a result of the Satellite and Tracking Stock Transaction, partially offset by an increase in cost of sales — services of $12.0 million related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively, and a decrease in service revenue — other of $8.5 million attributable to a decrease in sales of transponder services.

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

Capital Expenditures

For the nine months ended September 30, 2015, All Other and Eliminations capital expenditures decreased by $75.5 million, or 32.7%, compared to the same period in 2014, primarily related to a $105.8 million refund relating to the cancellation of an existing launch services agreement and a decrease in satellite expenditures on the EchoStar XIX satellite of $32.1 million and the EchoStar XXI satellite of $2.7 million, partially offset by the increase in satellite expenditures on the EchoStar XXIII satellite of $62.5 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment in providing satellite broadband services, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union, and the EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the nine months ended September 30, 2015, All Other and Eliminations EBITDA was a loss of $48.6 million, compared a loss of $22.7 million for the same period in 2014.  The $25.9 million decrease in EBITDA was primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a loss of $5.0 million from the partial redemption of the Senior Secured Notes, and an other-than-temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of September 30, 2015 and December 31, 2014, our cash, cash equivalents and current marketable investment securities totaled $1.59 billion.

We have investments in various debt and equity instruments including corporate bonds, corporate equity securities, government bonds, and variable rate demand notes.  As of September 30, 2015 and December 31, 2014, we held $807.7 million and $1.14 billion, respectively, of marketable investment securities.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities for the nine months ended September 30, 2015.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the nine months ended September 30, 2015, we reported net cash inflows from operating activities of $607.9 million, a decrease of $54.5 million, compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $97.3 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments, partially offset by higher net income of $42.8 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iii) “Loss from partial redemption of debt,” (iv) “Losses (gains) and other-than-temporary impairment on marketable investment securities, net;” (v) “Stock-based compensation;” (vi) “Deferred tax provision;” and (vii) “Other, net”.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the nine months ended September 30, 2015, we reported net cash outflows from investing activities of $241.5 million, a decrease in cash outflow of $258.6 million compared to the same period in 2014.  The decrease in cash outflows primarily related to a decrease of $352.8 million in purchases of marketable investment securities, net of sales and maturities, a cash receipt of $105.8 million refund relating to the cancellation of an existing launch services agreement and capital contributions of $18.6 million to certain investees in 2014, partially offset by an increase in cash outflows primarily related to a $151.5 million increase in capital expenditures in 2015 when compared to the same period in 2014, a $64.7 million increase in investments in WorldVu and SmarDTV, and the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations.  For the nine months ended September 30, 2015, we reported net cash outflows from financing activities of $127.2 million, an increase in cash outflow of $92.9 million, compared to the same period in 2014.  The increase in cash outflows was primarily due to the partial redemption of the Senior Secured Notes of $110.0 million and the premium cost related to the redemption of $3.3 million, and proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of Hughes Retail preferred tracking stock received in 2014, partially offset by a decrease of $20.2 million in capital lease obligation payments relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites, effective December 2014 and February 2015, respectively, and an increase of $12.6 million in excess tax benefits recognized on the exercise of stock options.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2015, our satellite-related obligations were approximately $1.27 billion.  Our satellite-related obligations include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2015, we had $43.4 million of letters of credit and insurance bonds.  Of this amount, $18.1 million was secured by restricted cash, $9.9 million was related to insurance bonds, and $15.4 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of September 30, 2015, we had foreign currency forward contracts with a notional value of $3.5 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry insurance for any of the in-orbit satellites that we use because we believe that the premium costs are uneconomical relative to the risk of satellite failure.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.  Although we are not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for the EchoStar XV satellite, we are liable for any damage caused by our use of the satellite and therefore we carry third-party insurance on the EchoStar XV satellite.  The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network’s needs for equipment and services.  To the extent that DISH Network’s gross new subscriber activations decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components as well as broadband services provided to DISH Network may decline, which in turn could have a material adverse effect on our financial position and results of operations.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of September 30, 2015, our total indebtedness was $2.23 billion, of which $337.3 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital, which may not be available on acceptable terms or at all.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase plan approved by our Board of Directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2016.  As of September 30, 2015, we have not repurchased any common stock under this plan.

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the Senior Secured Notes due 2019 representing the redemption premium that the Company paid to the holders of its Senior Secured Notes and the write-off of related unamortized debt issuance costs.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $1.59 billion.  Of this amount, a total of $1.54 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.54 billion as of September 30, 2015, a hypothetical 10% change in average interest rates during 2015 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended September 30, 2015 of 0.78%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would have resulted in a decrease of approximately $1.0 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2015, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $43.5 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $4.4 million in the fair value of these investments.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Restricted Cash and Marketable Investment Securities and Investments in unconsolidated entities

Restricted Cash and Marketable Investment Securities

As of September 30, 2015, we had $19.3 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of September 30, 2015, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of September 30, 2015, we had $214.4 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $21.4 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee, and the British pound.  This exposes us to fluctuations in foreign currency exchange rates.  Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2015, we had $6.5 million of foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $3.5 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of September 30, 2015.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $20.5 million as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15 d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.            RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2015, there were no material changes in our risk factors as previously disclosed.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2015.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable

Item 5.                     OTHER INFORMATION

On November 4, 2015, we amended the 2012 Receiver Agreement between EchoSphere L.L.C., a subsidiary of DISH Network, and our subsidiary EchoStar Technologies L.L.C. to extend its term for one year to December 31, 2016.  All other terms of the 2012 Receiver Agreement remain unchanged.  The amendment was approved by the Company’s board of directors, the Company’s Audit Committee and the directors of EchoStar who are not also directors or officers of DISH Network or its subsidiaries.  Following the Spin-off, we and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through December 31, 2015.  On November 2, 2015, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $500.0 million of outstanding shares of our Class A common stock through and including December 31, 2016 through open market repurchases including, without limitation, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.                     EXHIBITS

Exhibit No.	Description

10.1(H)	Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan - Executive or Director.
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)            Filed herewith.

(I)                 Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 6, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)