Form 10-K
period 2015-12-31
EchoStar CORP
filed 2016-02-24
CIK 1415404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $2.16 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 16, 2016, the registrant’s outstanding common stock consisted of 45,563,639 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•                  our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•                  our ability to implement our strategic initiatives;

•                  the impact of variable demand and the adverse pricing environment for digital set-top boxes;

•                  dependence on our ability to successfully manufacture and sell our digital set-top boxes in increasing volumes on a cost-effective basis and with acceptable quality;

•                  our ability to bring advanced technologies to market to keep pace with our customers and competitors;

•                  risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar;

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. — Risk Factors and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”).

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

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008.  In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) (“Sling TV Holding”), and primarily provides support services to DISH Network’s Sling TV™ operations.  In 2016, we plan to introduce a security and home automation solution provided directly to consumers.

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments, including, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including, income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in Note 17 in the notes to consolidated financial statements in Item 15 of this report.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 4 in the notes to consolidated financial statements in Item 15 of this report, DISH Network owns shares of our and our subsidiary’s preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

BUSINESS STRATEGIES

Capitalize on demand for broadband services.  We intend to capitalize on the global demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership, satellite capacity, access to spectrum resources, and high-quality, reliable service to continue growth in consumer subscribers and the enterprise market.

Expand satellite capacity and related infrastructure.  We expect that our expertise in the identification, acquisition and development of satellite spectrum and orbital rights and satellite operations, together with existing or acquired infrastructure, will provide opportunities to enter new international markets.  We believe market opportunities exist that will facilitate the acquisition or leasing of additional satellite capacity which will enable us to provide services to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications, and government services.

Continue development of S-band and other hybrid spectrum resources.  We believe we are in a unique position to deploy a European wide mobile satellite service (“MSS”)/complementary ground component (“CGC”) network and maximize the long-term value of our S-band spectrum, in Europe and other regions within the scope of our licenses.  We will also continue to explore development of S-band similar spectrum assets in additional international markets,

Exploit our video delivery expertise.  With our extensive experience in designing, developing, and operating video delivery systems for satellite direct-to-home (“DTH”) and internet streaming, we believe we can leverage the broader adoption of advanced technologies such as placeshifting functionality, hybrid internet offerings and other in-home solutions to create opportunities for us.  Therefore, we continue to explore opportunities, including partnerships, joint ventures and strategic acquisitions, to expand our existing markets or enter new markets.  In addition, we intend to seek opportunities to license our technology to other original equipment manufacturers and pay-TV providers.

Develop improved and new technologies.  Our engineering capabilities provide us with the opportunity to develop and deploy cutting edge technologies, license our technologies to others, and maintain a leading technological position in the industries in which we are active.  We also intend to develop and launch next generation media and content delivery platforms such as our Move Networks business and our security and home automation products and services.

BUSINESS SEGMENTS

HUGHES SEGMENT

Our Products and Services

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

Our Hughes segment uses its two owned satellites, the SPACEWAY 3 satellite and the EchoStar XVII satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access to North American consumers, which we refer to as the consumer market, and broadband network services and equipment to domestic and international enterprise markets.  Our Hughes segment also provides managed services and equipment to large enterprises and solutions to customers for mobile satellite systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.  Beginning in October 2012, we introduced HughesNet Gen4 satellite broadband internet services to our customers in North America on the EchoStar XVII satellite.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

New satellite launches are expected to provide additional capacity for subscriber growth while we manage subscriber growth across our existing satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America, as well as new capacity covering Mexico and other Latin American countries.

We continue our efforts in growing our consumer satellite services business outside of the U.S.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  We expect the satellite to launch in the first quarter of 2016 and to begin delivering consumer satellite broadband services in Brazil in the second half of 2016.  In addition, in September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

Our Customers

Our Hughes segment delivers satellite broadband internet service to North American consumers.  It also provides satellite, network products and services and managed network services and equipment to enterprises and broadband service providers worldwide.  In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”) under the dishNET brand.  In February 2014, we amended the Distribution Agreement which, among other things, extended the term of the agreement through March 1, 2024.  DISH Network accounted for 7.8%, 8.5% and 9.3% of our total Hughes segment revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

As of December 31, 2015, 2014 and 2013, our Hughes segment had approximately 1,035,000, 977,000 and 860,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2015 and 2014, our Hughes segment had approximately $1.44 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $402.1 million of revenue in 2016.

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

In our consumer market, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as digital subscriber line (“DSL”) and cable internet service providers offering competitive services in many communities we seek to serve.  Cost, speed and accessibility are key determining factors in the selection of a service provider by the consumer.  Our primary satellite competitor in our North American consumer market is ViaSat Communications, Inc. (“ViaSat Communications”), which is owned by ViaSat, Inc. (“ViaSat”).  We seek to differentiate ourselves based on the ubiquitous availability of our service, quality, proprietary technology, and distribution channels.

In our enterprise market, our principal competitors for the supply of very-small-aperture terminal (“VSAT”) satellite networks are Gilat Satellite Networks Ltd, ViaSat, SageNet LLC, Newtec and iDirect Technologies (“iDirect”).  To differentiate ourselves from our competitors, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service.  We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecommunications operators, cable companies and other major carriers.

We believe broadband networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or a congestion problem that cannot be solved easily with terrestrial facilities or where there is a need for transmission to remote locations or emerging markets.  By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations.  Our relative competitive position is constantly changing as we and our competitors strive to improve our respective positions.  While our current competitive position provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

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

ECHOSTAR TECHNOLOGIES SEGMENT

Our Products and Services

Our EchoStar Technologies business segment provides secure end-to-end video and broadcast technology products and services to businesses and directly to consumers.

Video Delivery Products and Related Technologies.  Our EchoStar Technologies segment designs, develops and distributes a wide range of video delivery products and related technologies that allow consumers to watch and control their subscription and over-the-air (“OTA”) TV programming from inside their homes.  Our current video delivery products and related technologies include:

•                  Set-top boxes.  Provides consumers with the ability to access the enhanced picture quality and sound of 4K, high-definition (“HD”) and/or standard definition (“SD”) content, interactive applications, broadband connectivity and Bluetooth audio streaming, depending on the type of set-top box purchased.

•                  DVR and Whole-Home HD DVR solutions.  Provides customers with the ability to record, replay and store content and multi-room HD content sharing functionality to create a whole-home entertainment experience, including commercial skipping and sideloading technologies.

•                  TV Anywhere “Placeshifting” Functionality.  Provides customers with the ability to watch and control digital television content on a desktop or mobile device via a broadband internet connection.  Customers have these abilities when using our set-top boxes as well as our standalone Slingbox units, which are sold directly to consumers via retail outlets and online, as well as to the pay-TV operator market.

In addition to digital set-top boxes, we design and develop related products such as satellite dishes and remote controls.

Video Broadcast Services.  Our EchoStar Technologies segment also provides online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network and Dish Mexico.  We operate a number of digital broadcast centers in the U.S.  Our principal digital broadcast centers are located in Cheyenne, Wyoming and Gilbert, Arizona.  We also have multiple regional and micro digital broadcast centers that allow us to maximize the use of the spot beam capabilities of our satellites and our customers’ satellites.  Programming and other data are received at these centers by fiber optic cable or satellite.  The data is processed, compressed, encrypted and then uplinked to our satellites and our customers’ satellites for transmission to end-users.

Over-the-Top (“OTT”) Services.  Through our Move Networks division, we have developed and launched a comprehensive OTT SVOD and live linear service platform solution currently utilized by DISH Network’s Sling TV service, which launched in 2015.  We continue to develop and enhance the platform for Sling TV to improve the customer experience.  We also continue to explore new ways to leverage this technology for other business opportunities.

Other Products and Services.  With our expertise in connectivity, security, and video, we are developing new consumer product and service offerings, including a security and home automation solution that customers can control from their TV or mobile device.

Our Customers

The primary customer of our EchoStar Technologies segment is DISH Network.  DISH Network accounted for 87.9%, 88.7% and 90.2% of the EchoStar Technologies segment’s revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  We expect DISH Network will continue to be the primary customer and the key revenue contributor for our EchoStar Technologies segment.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.  We also currently sell our digital set-top boxes to other international DTH satellite and cable providers, including Bell TV, a DTH satellite services provider in Canada, and Dish Mexico, to whom we also provide video broadcast services.

The number of potential new customers for our set-top box business in our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network. Our customers face emerging competition from other providers of digital media and potential government action preventing them from using security systems in connection with set-top boxes.  In particular, programming offered over the internet has become more prevalent as the speed and quality of broadband networks have improved.  As a result, we expect that demand for our satellite television digital set-top boxes from DISH Network and other customers could decline and we may not be able to sustain our current revenue levels.

Our Competition

The video delivery and broadcast, OTT, and security and home automation industries are highly competitive, and market leadership changes frequently as a result of new products, designs and pricing.  As we seek to grow our revenue and market share in these industries, we face substantial competition.  Many of our primary competitors, such as Arris Group, Inc., Cisco Systems, Inc., Samsung Electronics Co., Ltd., and Technicolor S.A., have established longstanding relationships with their customers.  In addition, a number of rapidly growing companies have recently entered the market with offerings similar to our existing and contemplated products.  The entry of these new competitors may result in increased pricing pressure in the market.  In the video delivery industry, we may also face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than our costs.  Furthermore, we depend heavily on our ability to successfully bring advanced technologies to the market, including internet delivery of video content and our Slingbox unit’s placeshifting functionality.

We believe our use of proprietary technology, together with our in-house engineering expertise, enables us to innovate and bring new features and enhancements quickly to our customers.  In addition, our end-to-end video solutions may allow us to provide a more cost-effective solution for a pay-TV operator who may have to negotiate hardware, middleware and a conditional access system separately.  We have a long-standing relationship with DISH Network and provide them with technologically advanced set-top boxes, including advanced hybrid satellite and internet protocol over-the-top delivery solutions, Slingbox unit’s placeshifting functionality, and whole-home DVR features.

As we develop new products and services for the consumer markets, we will compete with numerous established and developing companies who offer similar products, some who will have longstanding distribution outlets and relationships and established brand awareness.  Our success will depend on our ability to create distribution channels and establish consumer awareness.

Our Manufacturers

Although we design, engineer and distribute digital set-top boxes and other products, we are not directly engaged in the manufacturing process.  Rather, we outsource the manufacturing of our products to third parties who manufacture our products according to specifications supplied by us.  We depend on a few manufacturers, and in some cases a single manufacturer, for the production of digital set-top boxes and related products.  Although there can be no assurance, we do not believe that the loss of any single manufacturer would materially impact our business.  Sanmina-SCI Corporation, Shanghai DD&TT Electronic Enterprise Co., LTD and Jabil Circuit, Inc. currently manufacture the majority of our digital set-top boxes and accessories.

ECHOSTAR SATELLITE SERVICES SEGMENT

Our Services

Our EchoStar Satellite Services segment operates its business using its owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.  We also manage satellite operations for several satellites owned by third parties.  Our satellite capacity is currently used by our customers for a variety of applications:

•                  DTH Services.  We provide satellite capacity to satellite TV providers, broadcasters and programmers who use our satellites to deliver programming.  Our satellites are also used for the transmission of live sporting events, internet access, disaster recovery, and satellite news gathering services.

•                  Government Services.  We provide satellite services and technical services to U.S. government service providers.  We believe the U.S. government may increase its use of commercial satellites for homeland security, emergency response, continuing education, distance learning, and training.

•                  Network Services.  We provide satellite capacity and terrestrial network services to companies.  These networks are dedicated private networks that allow delivery of video and data services for corporate communications.  Our satellites can be used for point-to-point or point to multi-point communications.

Our Customers

We provide satellite capacity on our satellite fleet primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.  For the years ended December 31, 2015, 2014 and 2013, DISH Network accounted for approximately 86.3%, 84.1% and 74.9% of our total EchoStar Satellite Services segment revenue.  We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.  While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.  We currently have available satellite capacity.  Our other satellite service sales generally are characterized by shorter-term contracts or spot market sales.

The agreements with DISH Network for the EchoStar I and EchoStar VIII satellites expired pursuant to their terms effective November 2015.  In 2016, we expect to retire the EchoStar I and EchoStar VIII satellites.  In addition, our agreement with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-16 satellite terminated according to its terms in February 2016.  The loss of capacity and/or service provided on these three satellites will adversely impact our future revenue, results of operations and cash flow.

As of December 31, 2015 and 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.41 billion and $1.71 billion, respectively.  Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $373.2 million of revenue in 2016.

Our Competition

In the fixed satellite services market, our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat S.A. (“Intelsat”), SES S.A. (“SES”), Telesat, and Eutelsat Communications S.A. (“Eutelsat”), in an industry that is characterized by long-term contracts and high costs for customers to change service providers.  Therefore, it is difficult to displace customers from their current relationships with our competitors.  Intelsat, SES and other competitors maintain key North American and other international orbital slots that may further limit competition and competitive pricing.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce.  In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit networks, balloons, and High Altitude Platform Systems (“HAPS”) will likely play significant roles in enabling global broadband access, networks and services.  We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service.  We are also exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008.  The EchoStar XXIII satellite is expected to launch in the third quarter of 2016 and will be deployed at the 45 degree west longitude orbital location.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide MSS and CGC services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services, expected to begin in the second half of 2016, utilizing the operable transponders we own on the EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  We are currently constructing and expect to launch the EchoStar XXI satellite in the second quarter of 2016 to provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

In June 2015, we purchased an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company.  In addition, our Hughes segment entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground system for OneWeb’s low-earth orbit satellites.

OUR SATELLITE FLEET

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2015.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III (4)	ESS	October 1997	61.5 W	12
EchoStar VI (4)	ESS	July 2000	96.2 W	12
EchoStar VII (2)(3)	ESS	February 2002	119 W	3
EchoStar VIII (2)(4)	ESS	August 2002	77 W	12
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5W	15
EUTELSAT 10A (“W2A”) (6)	Other	April 2009	10 E	—

Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10

Operating Leases:
AMC-15	ESS	October 2004	105 W	—
AMC-16 (7)	ESS	December 2004	85 W	—

(1)         Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)         See Note 19 in the notes to consolidated financial statements in Item 15 of this report for discussion of related party transactions with DISH Network.

(3)         Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 4 in the notes to consolidated financial statements in Item 15 of this report).

(4)         Fully depreciated assets.

(5)         Depreciable life represents the remaining useful life as of June 30, 2013, the date the EchoStar XII satellite was impaired.

(6)         The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch.  As a result, the S-band payload is not fully operational.

(7)         Operating lease expired in February 2016.

Our owned and leased satellites under construction as of December 31, 2015 are presented below.

Satellites	Segment	Expected Launch Date
EUTELSAT 65 West A (1)	Hughes	First quarter of 2016
EchoStar XXI	Other	Second quarter of 2016
EchoStar XXIII	Other	Third quarter of 2016
EchoStar XIX	Other	Fourth quarter of 2016
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)                                 We entered into satellite services agreements for certain capacity on these satellites once launched, but are not parties to the construction contracts.

Recent Developments

63 West Agreements.  In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

Satellite Construction — Launch Services Costs.  In the third quarter of 2015, we mutually agreed with a vendor to cancel an existing launch services agreement for the launch of the EchoStar XIX satellite.  Pursuant to the cancellation, we received a refund of prior payments related to the launch services, and credited the refund amount to construction in progress in the third quarter of 2015.  Also in the third quarter of 2015, we entered into an agreement with a different vendor to provide for the launch services of the satellite, which is expected to be launched in the fourth quarter of 2016.

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites.  As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease.  The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements.  We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction.  In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2015, 2014 and 2013, we recognized such gains of $4.5 million, zero and $6.7 million, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results.  We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2015.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In some instances, anomalies have resulted in impairment losses that materially affected our operating results.  As discussed in Note 9 to our consolidated financial statements, in the second quarter of 2013 we recognized a $34.7 million impairment loss as a result of anomalies affecting the EchoStar XII satellite.

We generally do not carry in-orbit insurance on our satellites or use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.  Therefore, we generally bear the risk of any uninsured launch or in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.  In addition, although we were not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for the EchoStar XV satellite, we would have been liable for any damage caused by our use of the satellite and therefore we carried third-party insurance on the EchoStar XV satellite until the termination of our service agreement with DISH Network for the EchoStar XV satellite in November 2015.

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

GOVERNMENT REGULATIONS

We are subject to comprehensive regulation by the Federal Communications Commission (“FCC”) for our domestic, as well as some international, satellite and telecommunications operations and equipment businesses.  We are also regulated by other U.S. federal agencies, state and local authorities, the International Telecommunication Union (“ITU”), and certain foreign governments, including the EU.  In addition, we are also subject to the export control laws and regulations and trade sanctions laws and regulations of the U.S. and other countries with respect to the export of telecommunications equipment and services.  Depending upon the circumstances, noncompliance with applicable legislation or regulations could result in suspension or revocation of our licenses or authorizations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

The following summary of regulations and legislation is not intended to describe all present and proposed government regulation and legislation affecting our business.  Government regulations that are currently the subject of judicial or administrative proceedings, draft legislation or administrative proposals could impact us and our industries to varying degrees.  The FCC and other regulators from time to time initiate proceedings that could adversely impact our satellite operations, including spectrum usage.  Under its Spectrum Frontiers proceeding, the FCC is considering enabling the use of one of our frequency bands, the Ka-band, on a shared basis with 5G services, which could have a material adverse effect on our operations.  In addition, potential FCC actions designed to increase competition among set-top box providers and prevent or limit the use of security systems in connection with set-top boxes may result in our customers facing emerging competition from other providers of digital media and lower sales and revenue to us.  We cannot predict either the outcome of these proceedings or proposals or any potential impact they might have on the industry or on our operations.

FCC Regulations Applicable to Our Operations

FCC Jurisdiction over Satellite and Terrestrial Operations.  Non-governmental, including commercial entities, that use radio frequencies to provide communications services to, from or within the U.S. are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  The Communications Act gives the FCC regulatory jurisdiction over many areas relating to communications operations, including:

•                  the assignment of satellite radio frequencies and orbital locations to specific services and companies, the licensing of satellites and earth stations, and the granting of related authorizations;

•                  approval for the relocation of satellites to different orbital locations, the replacement of a satellite with another new or existing satellite, and the authorization of specific earth stations to communicate with such newly relocated satellites;

•                  ensuring compliance with the terms and conditions of assignments, licenses, authorizations, and approvals;

•                  avoiding harmful interference with other radio frequency emitters; and

•                  ensuring compliance with other applicable provisions of the Communications Act and FCC rules and regulations.

All satellite licenses issued by the FCC are subject to expiration unless extended by the FCC.  The term of each of our U.S. direct broadcast satellite (“DBS”) licenses is 10 years, and our U.S. fixed satellite services (“FSS”) licenses generally have 15 year terms.  We hold licenses and authorizations for satellite and earth stations as well as other services, including terrestrial wireless services.  To obtain and operate under such FCC licenses and authorizations, we must satisfy legal, technical qualification requirements and other conditions including, among other things, satisfaction of certain technical and ongoing due diligence obligations, implementation bonds, annual regulatory fees and various reporting requirements. A license must be obtained prior to launching or operating a satellite.

FCC Jurisdiction over Set-Top Box Operations.  Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements, including accessibility and other requirements.  The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices.

Telecommunications Regulation.  Many of the services we provide are also subject to FCC regulation as telecommunications services.  For certain services in the U.S., we are required to contribute fees, computed as a percentage of our revenue from telecommunications services to the Universal Service Fund (“USF”) to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers.  Current FCC rules permit us to pass this USF contribution through to our customers.  The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”).  CALEA generally requires telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.  In addition, as a provider of interconnected voice over internet protocol services (“VOIP”), we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

State and Local Regulation

We are also regulated by state and local authorities.  While the FCC has preempted many state and local regulations that would impair the installation and use of VSATs and other consumer satellite dishes, our businesses nonetheless are subject to state and local regulation, including, among others, obtaining regulatory authorizations and zoning regulations that affect the ability to install these consumer satellite earth station antennas.

International Regulation

Foreign Administrations’ Jurisdiction Over Satellite and Terrestrial Operations.  Some of our satellites and earth stations are licensed in foreign jurisdictions.  We also have terrestrial authorizations in foreign jurisdictions.  In order to provide service to a foreign location from a U.S. satellite, we are required to obtain approvals from the FCC and foreign administrative agencies.  The laws and regulations addressing access to satellite and terrestrial systems vary from country to country.  In most countries, a license is required to provide our services and to operate satellite earth stations.  Such licenses may impose certain conditions, including implementation and operation of the satellite system in a manner consistent with certain milestones (such as for contracting, satellite design, construction, launch, and implementation of service), that the satellite or its launch be procured through a national entity, that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite, or that a license be obtained before interconnecting with the local switched telephone network.  Some countries may have restrictions on the services we provide and how we provide them.  In addition, certain countries may limit the rates that can be charged for the services we provide or impose other service terms or restrictions.

The ITU Frequency and Orbital Location Registration.  The orbital location and frequencies for our satellites are subject to the frequency registration and coordination process of the ITU.  The ITU Radio Regulations define the international rules, regulations, and rights for a satellite and associated earth stations to use specific radio frequencies at a specific orbital location.  These rules, which include deadlines for the bringing of satellite networks into use, differ depending on the type of service to be provided and the frequencies to be used by the satellite.  On our behalf, various countries have made, and may in the future make, additional filings for the frequency assignments at particular orbital locations that are used or to be used by our current satellite networks and potential future satellite networks we may build or acquire.  In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the BSS plan regarding the allocation of orbital locations and frequencies are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis, which could have an adverse impact on our business operations.  If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.  We cannot be sure of the successful outcome of these ITU coordination processes.  We make commercially reasonable efforts to cooperate with the filing nation in the preparation of ITU filings, coordination of our operations in accordance with the relevant ITU Radio Regulations, and responses to relevant ITU inquiries.

Registration in the UN Registry of Space Objects.  The U.S. and other jurisdictions in which we license satellites are generally parties to the United Nations (“UN”) Convention on the Registration of Objects Launched into Outer Space (“UN Convention”).  The UN Convention requires a satellite’s launching state to register the satellite as a space object.  The act of registration carries liability for the registering country in the event that the satellite causes third party damage.  Administrations may place certain requirements on satellite licensees in order to procure the necessary launch or operational authorizations that accompany registration of the satellite.  In some jurisdictions, these authorizations are separate and distinct, with unique requirements, from the authorization to use a set of frequencies to provide satellite services.

Telecommunications Regulation.  Many of the services we provide are also are subject the regulation of other countries as telecommunications services.  For certain services, we may be required to contribute fees to a universal service or other fund to support mechanisms that subsidize the provision of services to designated groups.  Many countries also impose requirements on telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.  In addition, we are subject to a number of other rules, including rules related to telephony service such as the protection of customer information and processing of emergency calls.

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

The export of certain hardware, technical data, and services relating to satellites and the supply of certain ground control equipment, technical data and services to non-U.S. persons or to destinations outside the U.S. is regulated by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the EAR.  In addition, BIS regulates our export of satellite communications network equipment to non-U.S. persons or to destinations outside of the U.S.  The export of other items is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls (“DDTC”) under the ITAR and are subject to strict export control and prior approval requirements.  In addition, we cannot provide certain equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  We are also subject to the Foreign Corrupt Practices Act and other similar foreign regulations, which generally prohibits companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign government officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage, and Toxic Chemical Release.  We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.  We are also subject to the requirements of other environmental and occupational safety and health laws and regulations.  Additionally, we review Tier II reporting requirements of the Department of Environmental Quality which requires reporting the storage of hazardous materials in large quantities and if they’ve changed from year to year.  These are state run programs and each state may have slightly different requirements.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.  We do not expect capital or other expenditures for environmental compliance to be material in 2016.  However, environmental requirements are complex, change frequently, and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

We believe that our patents are important to our business.  We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage.  We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware, and other technology remaining trade secrets and/or subject to copyright protection.  Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors, and certain customers and other business partners.  Please see Item 3. — Legal Proceedings of this report for more information.

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

Costs incurred in research and development activities generally are expensed as incurred.  A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order.  In such instances, the amounts for these customer funded development efforts are included in cost of sales.  Cost of sales for the years ended December 31, 2015, 2014 and 2013 includes research and development costs of approximately $59.2 million, $68.4 million and $65.3 million, respectively.  In addition, we incurred $78.3 million, $60.9 million and $67.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, for research and development expenses.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2015, 2014 and 2013, see Note 17 in the notes to consolidated financial statements in Item 15 of this report.  See Item 1A. — Risk Factors for information regarding risks related to our foreign operations.

EMPLOYEES

As of December 31, 2015, we had approximately 4,400 employees and generally consider relations with them to be good.  Other than approximately 120 of our employees located in Italy and Brazil, none are represented by a union.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may also be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	62	Chairman
Michael T. Dugan	67	Chief Executive Officer, President and Director
David J. Rayner	58	Executive Vice President, Chief Financial Officer and Treasurer
Mark W. Jackson	55	President, EchoStar Technologies L.L.C.
Anders N. Johnson	58	President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	69	President, Hughes Communications, Inc. and Director
Kenneth G. Carroll	60	Executive Vice President, Corporate and Business Development
Sandra L. Kerentoff	62	Executive Vice President, Global Human Resources
Kranti K. Kilaru	50	Executive Vice President, Business Systems, IT and Operations
Dean A. Manson	49	Executive Vice President, General Counsel and Secretary

Charles W. Ergen.  Mr. Ergen has served as our executive Chairman since November 2009 and Chairman of the Board of Directors since our formation in 2007.  Mr. Ergen served as our Chief Executive Officer from our formation in 2007 until November 2009.  Mr. Ergen serves as executive Chairman and has been Chairman of the Board of Directors of DISH Network since its formation and, during the past five years, has held executive officer and director positions with DISH Network and its subsidiaries.  He has been serving as the Chief Executive Officer of DISH Network since March 2015.

Michael T. Dugan.  Mr. Dugan has served as our Chief Executive Officer and President since November 2009.  Mr. Dugan has also served as a member of our Board of Directors since our formation in 2007.  Mr. Dugan served as a senior advisor to EchoStar from January 1, 2008 until November 2009.  From May 2004 to December 2007, he was a director of DISH Network, and served DISH Network alternately as Chief Technical Officer and senior advisor from time to time.  Mr. Dugan served as a member of the board of directors of Frontier Corporation from October 2006 until November 2009.

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

Pradman P. Kaul.  Mr. Kaul has served as President of Hughes Communications, Inc. (“Hughes Communications”) since its formation in February 2006 and since 2000, as President and Chief Executive Officer of Hughes Network Systems, LLC (“HNS” and, together with Hughes Communications, “Hughes”), a wholly owned subsidiary of Hughes Communications.  Mr. Kaul has also served as a member of our Board of Directors since August 2011 as well as a member of the board of directors of Hughes Communications from February 2006 until June 2011.  Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS.

Kenneth G. Carroll.  Mr. Carroll has served as our Executive Vice President, Corporate and Business Development since December 2012.  Mr. Carroll served as our Executive Vice President and Chief Financial Officer from November 2011 to November 2012.  Mr. Carroll, a 20-year veteran in the satellite TV and satellite broadband industry, served as Chief Operating Officer of EchoStar Satellite Services from August 2010 to June 2011, and as Executive Vice President, Business Development and International, of EchoStar from June 2011 to November 2011.  Prior to joining EchoStar, from 2003 to 2010, Mr. Carroll served as President and Chief Operating Officer of WildBlue Communications, Inc., a nationwide satellite broadband company.  In addition, Mr. Carroll previously served as Chief Financial Officer for Liberty Satellite & Technology and DTH satellite TV provider, PrimeStar.

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

Kranti K. Kilaru.  Mr. Kilaru has served as our Executive Vice President, Business Systems, IT, and Operations since July 2013.  Mr. Kilaru served as our Senior Vice President of our systems engineering group from April 2005 to July 2013 and was responsible for all broadcast centers and systems engineering.  Mr. Kilaru joined EchoStar Technologies L.L.C. in 1989 and, from 1989 to 2005, held various positions of increasing responsibility.

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

Item 1A.            RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition, results of operation, prospects or ability to fund a share repurchase program, invest capital in our business or return capital to our shareholders could be materially and adversely affected.

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products, components or services to DISH Network would significantly reduce our revenue and materially adversely impact our results of operations.

DISH Network accounted for 53.5%, 57.3% and 58.8% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  DISH Network is currently our primary customer of digital set-top boxes, digital broadcast operation services and our satellite services.  These products and services are provided pursuant to contracts that expire on December 31, 2016.  DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.  In addition, regulations designed to increase competition among set-top box providers may result in lower sales to DISH Network.

DISH Network is involved in several legal proceedings relating to products, components and services purchased from us.  Adverse decisions against DISH Network in these proceedings could decrease the number of products, components and/or services we provide to DISH Network, which could have a material adverse effect on our business, results of operations, and financial position.

In addition, because a significant portion of our revenue is derived from DISH Network, our success also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and marketing programming packages and other services and features to subscribers that will result in the purchase of new digital set-top boxes, and in particular, new digital set-top boxes at the high-end of our product range that incorporate high-definition, multiple tuners, and other advanced technology.

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

There are a relatively small number of potential new customers for our digital set-top boxes and digital broadcast operations, and we expect this customer concentration to continue for the foreseeable future.  If we lose DISH Network as a customer, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network as we have had limited success in attracting such potential new customers in the past.  Furthermore, because of the maturing and competitive nature of the digital set-top box business, the limited number of potential new customers, and the short-term nature of our purchase orders with DISH Network, we have experienced, and could in the future continue to experience, downward pricing pressure on our digital set-top boxes sold to DISH Network, which in turn would adversely affect our gross margins and profitability.  Historically, many potential customers have perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential new customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services).  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

Our strategic initiatives may not be successfully implemented, may not elicit the expected customer response in the market and may result in competitive reactions.

We have identified a number of strategic initiatives that we intend to pursue which are discussed in more detail in Item 1. — Business of this Annual Report on Form 10-K.  The successful implementation of those strategic initiatives requires an investment of time, talent and money and is dependent upon a number of factors some of which are not within our control.  Those factors include the ability to execute such initiatives in the market, the response of existing and potential new customers, and the actions or reactions of competitors.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations, or cash flow.  If we fail to properly execute or deliver products or services that address customers’ expectations, it may have an adverse effect on our ability to retain and attract customers and may increase our costs and reduce our revenue.  Similarly, competitive actions or reactions to our initiatives or advancements in technology or competitive products or services could impair our ability to execute those strategic initiatives or advancements.  In addition, new strategic initiatives may face barriers to entering existing markets with established competitors.  There can be no assurance that we will successfully implement these strategic initiatives or that, if successfully pursued, they will have the desired effect on our business or results of operations.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

Our business operates in an intensely competitive, consumer-driven and rapidly changing environment and competes with a growing number of companies that provide products and services to consumers.  Risks to our business from competition include, but are not limited to, the following:

•                  The digital set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs, pricing and regulations.  We currently face competition from well-established companies, from new, rapidly growing companies, and from digital video providers who have developed their own digital set-top boxes, and in the future we may face competition from new and existing companies that do not currently compete in the market for set-top boxes.  If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants.  Increased pricing pressure may also make it particularly difficult for us to make profitable sales in international markets where new competitors are present and in which we have not previously made sales of set-top boxes.  In addition, it can be difficult to acquire additional market share in the digital set-top box market because gaining additional market share would require displacing well-established companies who have had long-term contracts with major cable operators in the U.S., which results in relatively high costs for cable operators to change set-top box providers making it more difficult for us to displace potential customers from their current relationships with our competitors.  In addition, regulations designed to increase competition among set-top box providers may result in lower sales and revenue.  Any of these competitive threats, alone or in combination with others, could significantly harm our business, operating results and financial condition.

•                  Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat, SES, Telesat, and Eutelsat.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our EchoStar Satellite Services segment also competes with both fiber optic cable and terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed, and with new delivery systems being developed, which may have lower latency and other advantages.

•                  In our consumer market, we face competition primarily from DSL, fiber and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL, fiber and cable internet service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

•                  In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Although we also sell terrestrial services to this market, we may not be as cost competitive and it may become more difficult for us to compete.  The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  The costs of a satellite network may exceed those of a terrestrial-based network or other networks, especially in areas that have experienced significant DSL and cable internet build-out.  It may become more difficult for us to compete with terrestrial and other providers as the number of these areas increases and the cost of their network and hardware services declines.  Terrestrial networks also have a competitive edge because of lower latency for data transmission.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further, which could negatively impact our financial position and results of operations.

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further due to, among other things, an increase in the sales of lower-priced digital set-top boxes to DISH Network and increased competitive pricing pressure and production costs.  Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors.  If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenue and gross margin may be negatively affected, which will harm our financial position and results of operations.

If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level.

We are substantially dependent upon the ability of our customers to promote the delivery of pay-TV services, including, among others, premium programming packages and services that utilize technology incorporated into our digital set-top boxes, such as HD technology and IPTV, to generate future revenue.  Our customers face emerging competition from other providers of digital media and potential government action preventing them from using security systems in connection with set-top boxes.  In particular, programming offered over the internet has become more prevalent as the speed and quality of broadband networks have improved.

As a result, our customers may be unsuccessful in promoting value-added services or may promote alternative packages, such as free programming packages, in lieu of promoting packages that utilize our high-end digital set-top box offerings.  If our customers are unable to develop and effectively market compelling reasons for their subscribers to continue to purchase their pay-TV services that utilize our more advanced digital set-top boxes, it will be difficult for us to sustain our historical revenue.  Furthermore, as technologies develop, other means of delivering information and entertainment to television viewers have evolved and contributed to, and will likely continue to evolve and contribute to, increasing consumer demand for online platforms that provide for the distribution and viewing of movies, television and other video programming that competes with our customers’ pay-TV services.  To the extent that these online platforms and other new technologies compete successfully against our customers for viewers, the ability of our existing customer base to attract and retain subscribers may be adversely affected.  As a result, demand for our satellite television digital set-top boxes could decline, and we may not be able to sustain our current revenue levels.

We may have available satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We have available satellite capacity in our EchoStar Satellite Services segment.  While we are currently evaluating various opportunities to make profitable use of our available satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), there can be no assurance that we can successfully develop these business opportunities.  If we are unable to lease our available satellite capacity to third parties, including DISH Network, our margins could be negatively impacted, and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•                  Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, reduced control over pricing, quality, and timely delivery of these components, and the potential bankruptcy, lack of liquidity or operational failure of our suppliers.  We do not generally maintain long-term agreements with any of our suppliers or subcontractors for our products.  An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduced revenue and income.

•                  Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs.  To the extent that component pricing does not decline or increases, whether due to inflation, increased demand, decreased supply or other factors, we may not be able to pass on the impact of increasing raw materials prices, component prices or labor and other costs, to our customers, and we may not be able to operate profitably.  Such changes could have an adverse impact on our product costs.

•                  Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships and revenue may be harmed.

•                  Installation and customer support services.  Some of our products and services, such as our North American and international operations, utilize a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

•                  Other services.  Some of our products rely on third parties to provide services necessary for the operation of functionalities of the products, such as third party cloud computing services.  The failure of these services could disrupt the operation of certain functionalities of our products, which could harm our customer relationship and result in a loss of sales.  In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers, which would adversely affect our ability to obtain and retain customers and result in reduced revenue and income.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for approximately 14.6%, 14.1% and 14.1% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  Collectively, we expect our foreign operations to represent a significant portion of our business.  Over the last 10 years, we have sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•                  Restrictions on space station landing/terrestrial rights.  Satellite market access and landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments, including, but not limited to obtaining national authorizations or approvals and meeting other regulatory, coordination and registration requirements for satellites.  Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines or other financial and non-financial penalties for non-

compliance with regulations.  If that were to be the case, we could be subject to sanctions and/or other actions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations, and the failure to obtain or comply with the authorizations and regulations governing our international operations could have a material adverse effect on our ability to generate revenue and our overall competitive position.

•                  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for “free,” which may impact our revenue.  In addition, if we need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

•                  Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and the trade sanctions laws and regulations administered by OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

•                  Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our applicable results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.  These fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned on international sales.

•                  Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war.  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, acts of terrorism, labor or political disturbances or conflicts of various sizes, including wars.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

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

We may experience loss from some of our customer contracts.

We provide access to our telecommunications networks to customers that use a variety of platforms such as satellite, wireless 3G and 4G, cable, fiber optic and DSL.  These customer contracts may require us to provide services at a fixed price for the term of the contract.  To facilitate the provision of this access, we may enter into contracts with terrestrial platform providers.  Our agreements with these subcontractors may allow for prices to be changed during the term of the contracts.  We assume greater financial risk on these customer contracts than on other types of contracts because if we do not estimate costs accurately and there is an increase in our subcontractors’ prices, our net profit may be significantly reduced or there may be a loss on the contracts.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments.  These investments involve a high degree of risk and could diminish our financial condition or our ability to fund a share repurchase program, invest capital in our business or return capital to our shareholders.  The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.  In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.  These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources.  If our investments suffer losses, our financial condition could be materially adversely affected.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

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

•                  possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;

•                  exposure to significant financial losses if the transactions and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction;

•                  the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments;

•                  the risks associated with complying with regulations applicable to the acquired business which may cause us to incur substantial expenses;

•                  the inability to realize anticipated benefits or synergies from an acquisition; and

•                  the disruption of relationships with employees, vendors or customers.

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

Hughes Satellite Systems Corporation (“HSS”), our subsidiary that, together with its subsidiaries, operates our Hughes segment and our EchoStar Satellite Services segment, has incurred significant indebtedness.  HSS currently has outstanding $990.0 million of senior secured notes (the “Secured Notes”) and $900.0 million of senior unsecured notes (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), which are due in 2019 and 2021, respectively.  HSS’ ability to make payments on or to refinance its indebtedness and to fund its operations will depend on its ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service HSS’ indebtedness or to fund operations or other liquidity needs.  If HSS is unable to generate sufficient cash, it may be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital.  HSS may not be able to implement any of these actions on satisfactory terms, or at all.  The indentures governing the Notes also limit HSS’ ability to dispose of assets and use the proceeds from such dispositions.  Therefore, HSS may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner it may otherwise prefer.

In addition, conditions in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability or other conditions in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by economic conditions.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on HSS’ business, financial condition, results of operations or prospects.  If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes.  HSS and certain of its subsidiaries have pledged a significant portion of their assets as collateral under the indenture governing the Secured Notes.  If HSS does not have enough cash to service its debt or fund other liquidity needs, it may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital.  We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the Notes to be immediately due and payable and/or foreclosing on the collateral.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or of the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although most of our key executives have agreements limiting their ability to work for or consult with competitors, under certain circumstances, we generally do not have employment agreements with them.  To the extent Mr. Ergen or other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the EchoStar Group or the Hughes Retail Group (see Note 4 in the notes to consolidated financial statements in Item 15 of this report for definitions and a further discussion of the preferred tracking stock, the EchoStar Group and the Hughes Retail Group) and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group.  Although the policy statement (the “Policy Statement”) regarding the relationships between the EchoStar Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationships with current customers and our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders/beams on a satellite, a group of transponders/beams on that satellite or the entire satellite, depending on the nature of the anomaly.

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

We generally do not carry in-orbit insurance on any of our satellites and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our operations and our revenue and our ability to provide services to customers as capacity becomes full on existing satellites.  In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities, preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.  In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services, Space Exploration and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract, retain and motivate these employees, we may not succeed in these respects.

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

Future demand and effective delivery for our products will depend significantly on the growing demand for advanced technologies, such as Ultra HDTV, 3D TV, whole-home HD DVR features, mobile internet delivery of video content and broadband internet connectivity, and on digital television operators developing and building infrastructure to provide these advanced technologies.  If the deployment of, or demand for, advanced technologies is not as widespread or as rapid as we or our customers expect, our revenue growth will be limited.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our business, financial condition, results of operations or prospects.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.

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

We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.  The legal costs associated with defending patent suits and pursuing patent claims against others may be borne by us if we are not awarded reimbursement through the legal process.  See further discussion under Item 1. - Business — Patents and Trademarks and Item 3. - Legal Proceedings of this Annual Report on Form 10-K.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We may become involved in lawsuits, regulatory inquiries, consumer claims and governmental and other legal proceedings arising from of our business, including new products and services that we may offer.  Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities.  The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain.  Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments, settlements or liabilities, any of which could require substantial payments or have other adverse impacts on our revenue, results of operations or cash flow.

If the encryption and related security technology used in our products is compromised, sales of our products may decline.

Our customers use encryption and related security technology obtained from us or our suppliers in the products that they purchase from us to control access to their programming content and to protect their data and products from unauthorized access to the features or functionalities of such products.  Such encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all.  We cannot ensure that we will be successful in reducing or controlling theft of our customers’ programming content.  As a result, sales of our products may decline and we may incur additional costs in the future if security of our customers’ system is compromised.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Security breaches, attacks, unauthorized access and other malicious activities have significantly increased in recent years, and some of them have involved sophisticated and highly targeted attacks on computer networks.  Our networks, systems and technologies and those of our third-party service providers and our customers may also be vulnerable to such security breaches, attacks, malicious activities and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, unscheduled downtime, falsification and accidental or intentional release or loss of information maintained on our and our third party service providers’ information technology systems and networks, including but not limited to customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against these threats or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement generally recognized security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  A security breach or attack could impact our ability to expand or upgrade our technology infrastructure which could have adverse consequences, including the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures.  For example, our products may contain software “bugs” that can unexpectedly interfere with their operation.  Defects may also occur in components and products that we purchase from third parties.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end-users; (vii) liability for harm to persons and property caused by defects in or failures of our products or services; and (viii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and materially adversely affect our revenue and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the ITU.  For instance, under its Spectrum Frontiers proceeding, the FCC is considering enabling the use of one of our frequency bands, the Ka-band, on a shared basis with 5G services, which could have a material adverse effect on our operations.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our satellite licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  There can be no assurance that the FCC or other regulators will continue granting applications for new licenses or for the renewal of existing ones.  If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, the legislative and executive branches of the U.S. government and foreign governments often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Our commercial success in selling our digital set-top boxes to cable television and other operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes.  In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the system operator with its set-top boxes.  We cannot assure you that we will be able to obtain required licenses on commercially favorable terms, or at all.  If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable or other television operators.  Our failure to obtain a license to use the conditional access systems that we may require to develop or commercialize our digital set-top boxes with cable television or other operators, in turn, would harm our ability to grow our customer base and our financial condition, revenue and results of operation.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 30.2% of our total equity securities (assuming conversion of only the Class B common stock held by Mr. Ergen into Class A common stock) and possesses approximately 51.6% of the total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock).  Mr. Ergen’s beneficial ownership excludes 1,640 shares of our Class A common stock and 20,883,001 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 22.4% of our total equity securities (assuming conversion of only the Class B common stock held by such trusts into Class A common stock) and possess approximately 39.9% of our total voting power (assuming no conversion of the Class B common stock).  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•                  Cross directorships and stock ownership.  We have certain overlap in our directors and Chairman position with DISH Network, which may lead to conflicting interests.  Our board of directors includes persons who are members of the board of directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of and is employed by both companies.  Our Chairman and the members of our board of directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  Furthermore, DISH Network holds shares of preferred tracking stock in us and HSS that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•                  Intercompany agreements with DISH Network.  We have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides us certain professional services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, DISH Network or its affiliates will continue to enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•                  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  In addition, pursuant to a distribution agreement, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment’s satellite broadband internet service under the dishNET brand which could compete with sales by our Hughes segment.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

Except for certain arrangements with Sling TV Holding L.L.C. (“Sling TV Holding,” formerly DISH Digital Holding L.L.C.) that we entered into with DISH Network, which, subject to certain exceptions, limits DISH Network’s and our ability to operate an IPTV service other than that operated by Sling TV Holding, we do not have any agreements with DISH Network that would prevent us from competing with each other.  However, many of our potential customers who compete with DISH Network have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership, certain shared management services and other arrangements with DISH Network).

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable.  These provisions include the following:

•                  a capital structure with multiple classes of common stock:  a Class A that entitles the holders to one vote per share; a Class B that entitles the holders to ten votes per share; a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share and a non-voting Class D; and a class of preferred stock, the Hughes Retail Tracking Stock, that entitles the holders to one-tenth of one vote per share;

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

In addition, Charles W. Ergen owns a majority of our common stock, including Class B common stock, which results in Mr. Ergen having the power to elect all of our directors and control shareholder decision on matters on which all classes of our common stock vote together.

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

In addition, as our preferred tracking stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to our common ownership and Chairman.

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

Our board of directors has adopted the Policy Statement.  Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of our preferred tracking stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from the holders of our Class A common stock is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to the Policy Statement or adopt additional policies could disadvantage one group of shareholders while advantaging another.

In addition, pursuant to our articles of incorporation we have a significant amount of authorized and unissued stock that would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

The preferred tracking stock results in, and may result in further, vote dilution for existing holders of common stock.

Each share of preferred tracking stock is entitled to one-tenth (1/10th) of one vote per share.  This voting right will cause a reduction in the relative voting power of our exiting common stock holders.  Additionally, we may be required to register some or all of the outstanding shares of the preferred tracking stock.  Following such registration, these shares of preferred tracking stock may be converted or exchanged into shares of EchoStar Class A common stock.  Such conversion may result in further reducing the relative voting power of our existing common stock holders.  As a result of the dilutive effect of the preferred tracking stock, the ability of existing holders of common stock to elect our directors or to control all other matters requiring the approval of our stockholders may be reduced.

We generally may dispose of assets of the Hughes Retail Group without shareholder approval.

Nevada law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of the Company, taken as a whole, and our amended articles of incorporation do not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups.  As long as the assets attributed to the Hughes Retail Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amounts of the assets of such group without any shareholder approval.  Based on the current composition of the Hughes Retail Group and our Company, we believe that a sale of all or substantially all of the assets of the Hughes Retail Group would not be considered a sale of substantially all of our assets requiring stockholder approval.  Our board of directors would determine how best to proceed in any such sale consistent with its fiduciary duties to all of our shareholders.  Ultimately, however, our board of directors is not required under Nevada law to select the option that would result in the highest value to any particular group of stockholders.

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

Item 1B.        UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Technologies segment (“ETC”),  EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Other”) as of December 31, 2015.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (3) (4)	Segment(s)	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and logistics and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Griesheim, Germany (1) (5)	Hughes	Leased	Shared hub, operations, administrative offices and warehouse
Gurgaon, India (1) (2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
American Fork, Utah	Hughes/ETC	Leased	Office space, engineering and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Foster City, California	ETC	Leased	Engineering offices
Superior, Colorado	ETC	Leased	Engineering offices
Atlanta, Georgia	ETC	Leased	Engineering offices
Kharkov, Ukraine	ETC	Leased	Engineering office
Bangalore, India	ETC/Hughes	Leased	Engineering office and office space
Gilbert, Arizona (1)	ETC/ESS	Owned	Digital broadcast operations center
Mustang Ridge, Texas (1)	ETC/ESS	Owned	Micro digital broadcast operations center
Cheyenne, Wyoming (1)	ETC/ESS	Owned	Digital broadcast operations center
Black Hawk, South Dakota (1)	Hughes/ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado	Hughes/ETC/ ESS/Other	Owned	Corporate headquarters, engineering offices, gateways

(1)         We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)         These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)         In addition to the above properties, we have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites as well as multiple regional broadcast operations centers.

(4)         In addition to the above properties, we lease rack and roof top space in 210 designated market areas throughout the U.S. as well as San Juan, Puerto Rico to collect and broadcast local channels that are used by the ETC segment.

(5)         We purchased this property in January 2016.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”  The high and low closing sale prices of our Class A common stock during 2015 and 2014 on Nasdaq (as reported by Nasdaq) are set forth below.

2015	High	Low
First Quarter	$55.31	$49.36
Second Quarter	$52.70	$47.95
Third Quarter	$49.29	$41.93
Fourth Quarter	$46.39	$36.63

2014	High	Low
First Quarter	$51.61	$46.49
Second Quarter	$53.59	$44.80
Third Quarter	$52.49	$48.35
Fourth Quarter	$53.88	$43.88

Holders.  As of February 16, 2016, there were approximately 9,366 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 16, 2016, 26,804,038 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 20,883,001 were held in trusts established for the benefit of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion although we expect to repurchase shares of our common stock from time to time.  See further discussion under Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2016.  For the years ended December 31, 2015, 2014 and 2013, we did not repurchase any common stock under this program.

Item 6.       SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2015 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) included in our consolidated financial statements in Item 15 of this report.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.  The selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Years Ended December 31,
Statements of Operations Data:	2015	2014 (2)	2013	2012	2011 (1)
	(In thousands, except per share amounts)
Total revenue	$3,143,714	$3,445,578	$3,282,452	$3,121,704	$2,761,431
Total costs and expenses	2,787,681	3,117,488	3,178,865	3,021,818	2,680,593
Operating income	$356,033	$328,090	$103,587	$99,886	$80,838

Net income attributable to EchoStar common stock	$163,700	$165,268	$2,525	$211,048	$3,639

Basic weighted-average common shares outstanding	92,397	91,190	89,405	87,150	86,223
Diluted weighted-average common shares outstanding	93,466	92,616	90,952	87,959	87,089
Basic earnings per share	$1.77	$1.81	$0.03	$2.42	$0.04
Diluted earnings per share	$1.75	$1.78	$0.03	$2.40	$0.04

	As of December 31,
Balance Sheet Data:	2015	2014 (2)	2013	2012	2011
	(In thousands)
Cash, cash equivalents and current marketable securities	$1,536,578	$1,688,156	$1,620,652	$1,547,565	$1,696,442
Total assets (3)	$7,240,762	$7,253,998	$6,701,963	$6,600,233	$6,543,737
Total debt and capital lease obligations	$2,223,641	$2,367,687	$2,422,388	$2,488,499	$2,528,654
Total stockholders’ equity	$3,781,642	$3,623,638	$3,226,231	$3,150,227	$3,051,626

	For the Years Ended December 31,
Cash Flow Data:	2015	2014 (2)	2013	2012	2011
	(In thousands)
Net cash flows from:
Operating activities	$776,451	$840,131	$450,507	$505,149	$447,018
Investing activities	$(275,311)	$(887,590)	$(570,289)	$(346,781)	$(1,888,045)
Financing activities	$(120,257)	$(35,096)	$18,326	$(43,976)	$1,913,547

(1)         On June 8, 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (“the Hughes Acquisition”).  As a result, Hughes became a new segment and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition.  Therefore, our results of operations for the years ended December 31, 2015, 2014, 2013 and 2012 are not comparable to our results of operations for the year ended December 31, 2011.

(2)         In March 2014, we issued preferred tracking stock to DISH Network in exchange for five satellites and $11.4 million in cash.  Please see Note 4 in our consolidated financial statements in Item 15 of this report.  As a result, our results of operations for the years ended December 31, 2015 and 2014 are not comparable to our results of operations for the years ended December 31, 2013, 2012 and 2011.

(3)         In 2015 we prospectively adopted Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.  As a result, our total assets as of December 31, 2015 is not comparable to our total assets as reported in prior years.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite operations, video delivery solutions, digital set-top boxes, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in three business segments, which are differentiated primarily by their operational focus:  Hughes, EchoStar Technologies, and EchoStar Satellite Services.  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2015

•                  Revenue of $3.14 billion

•                  Operating income of $356.0 million

•                  Net income attributable to EchoStar common stock of $163.7 million and basic earnings per share of common stock of $1.77

•                  EBITDA of $865.4 million (see reconciliation of this non-GAAP measure in Note 17 to the consolidated financial statements in Item 15 of this report)

Consolidated Financial Condition as of December 31, 2015

•                  Total assets of $7.24 billion

•                  Total liabilities of $3.46 billion

•                  Total stockholders’ equity of $3.78 billion

•                  Cash, cash equivalents and current marketable investment securities of $1.54 billion

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

New satellite launches are expected to provide additional capacity for subscriber growth while we manage subscriber growth across our existing satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America, as well as new capacity covering Mexico and other Latin American countries.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting.

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

We continue our efforts in growing our consumer satellite services business outside of the U.S.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  We expect the satellite to launch in the first quarter of 2016 and to begin delivering consumer satellite broadband services in Brazil in the second half of 2016.  In addition, in September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

As of December 31, 2015, 2014 and 2013, our Hughes segment had approximately 1,035,000, 977,000 and 860,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased for the year ended December 31, 2015 compared to the same period in 2014 and our average monthly subscriber churn for the year ended December 31, 2015 increased as compared to the same period in 2014.  As a result, for the year ended December 31, 2015, net subscriber additions of approximately 56,000 were lower than for the year ended December 31, 2014 primarily due to satellite beams servicing certain areas reaching capacity and the increase in churn on the larger base of subscribers. Subscriber additions excludes small/medium enterprise service channels.

As of December 31, 2015 and 2014, our Hughes segment had approximately $1.44 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  The increase in contracted revenue backlog is primarily due to an increase in customer contracts from our international markets as a result of future commitments to provide satellite services and gateway and network management services on the EchoStar XIX satellite.  Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $402.1 million of revenue in 2016.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries (“DISH Network”), and we also our sell digital set-top boxes to Bell TV, a direct-to-home satellite service provider in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, and other international customers.  We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and related accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network and Dish Mexico.  In addition, we provide our TV Anywhere technology through Slingbox units directly to consumers via retail outlets and online, as well as to the pay-TV operator market.

Prior to 2015, Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, including certain assets that were distributed to us in August 2014 in connection with the Exchange Agreement with DISH Digital Holding L.L.C. (“Sling TV Holding”), (see Notes 6, 10 and 19 in our notes to consolidated financial statements in Item 15 of this report), was managed separately from our operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Networks business to our EchoStar Technologies segment.  We have retrospectively adjusted our segment reporting to reflect our Move Networks business as part of the EchoStar Technologies segment in prior periods (see Note 17 in our notes to the consolidated financial statements in Item 15 of this report).

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

We continue to focus on building and strengthening our brand recognition by providing unique and technologically advanced features and products.  Products containing new technologies and features typically have higher initial selling prices, margins and volumes.  As products mature and new products are in the late stages of development, volumes typically decrease as our customers, primarily DISH Network, increase deployment of refurbished set-top boxes as opposed to purchasing new units from us.  The market for our digital set-top boxes, like other electronic products, has also been characterized by regular reductions in selling prices and production costs.  Our ability to sustain or increase profitability also depends in large part on our ability to control or reduce our costs of producing digital set-top boxes.  Based on our experience, we expect our cost of manufacturing a specific set-top box model to decline over time as our contract manufacturers generate efficiencies with scale of production and engineering cost reductions.  Overall, our success depends heavily on our ability to bring advanced technologies to market to continue to be a market leader and innovator.

The number of potential new customers for our set-top box business in our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network. Our customers face emerging competition from other providers of digital media and potential government action preventing them from using security systems in connection with set-top boxes.  In particular, programming offered over the internet has become more prevalent as the speed and quality of broadband networks have improved.  As a result, we expect that demand for our satellite television digital set-top boxes from DISH Network and other customers could decline and we may not be able to sustain our current revenue levels.

With our expertise in connectivity, security, and video, we are developing new consumer product and service offerings, including a security and home automation solution, along with other products intended to grow our EchoStar Technologies segment revenue over time.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment, and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  Our EchoStar 105/SES-11 satellite is currently under construction and will replace the capacity currently leased on the AMC-15 satellite.  Once launched, which is expected in the fourth quarter of 2016, and placed into operation, we expect revenue from the satellite to exceed the revenue currently serviced by the AMC-15 satellite.  Any factors that interfere with the construction and launch schedule of the EchoStar 105/SES-11 satellite could impact our expected revenue.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of December 31, 2015 and 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.41 billion and $1.71 billion, respectively.  The decrease is primarily driven by the fixed-term nature of the satellite services agreements with DISH Network.  Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $373.2 million of revenue in 2016.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce.  In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit networks, balloons, and High Altitude Platform Systems (“HAPS”) will likely play significant roles in enabling global broadband access, networks and services.  We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian service.  We are also exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008.  The EchoStar XXIII satellite is expected to launch in the third quarter of 2016 and will be deployed at the 45 degree west longitude orbital location.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services, expected to begin in the second half of 2016, utilizing the operable transponders we own on the EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  We are currently constructing, and expect to launch, the EchoStar XXI satellite in the second quarter of 2016 to provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

In June 2015, we purchased an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company.  In addition, our Hughes segment entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground system for OneWeb’s low-earth orbit satellites.

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Prior to 2015, our Move Networks business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding (see Notes 6, 10 and 19 to the consolidated financial statements in Item 15 of this report), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Networks business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  All prior period amounts have been retrospectively adjusted to present operations of our Move Networks business in our EchoStar Technologies segment.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years
	Ended December 31,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$763,184	$1,145,979	$(382,795)	(33.4)
Equipment revenue - other	358,301	374,049	(15,748)	(4.2)
Services and other revenue - DISH Network	918,301	828,612	89,689	10.8
Services and other revenue - other	1,103,928	1,096,938	6,990	0.6
Total revenue	3,143,714	3,445,578	(301,864)	(8.8)
Costs and Expenses:
Cost of sales - equipment	948,655	1,288,998	(340,343)	(26.4)
% of Total equipment revenue	84.6%	84.8%
Cost of sales - services and other	856,065	838,918	17,147	2.0
% of Total services and other revenue	42.3%	43.6%
Selling, general and administrative expenses	374,116	372,010	2,106	0.6
% of Total revenue	11.9%	10.8%
Research and development expenses	78,287	60,886	17,401	28.6
% of Total revenue	2.5%	1.8%
Depreciation and amortization	528,158	556,676	(28,518)	(5.1)
Impairment of long-lived asset	2,400	—	2,400	*
Total costs and expenses	2,787,681	3,117,488	(329,807)	(10.6)
Operating income	356,033	328,090	27,943	8.5

Other Income (Expense):
Interest income	10,429	9,102	1,327	14.6
Interest expense, net of amounts capitalized	(122,066)	(171,349)	49,283	(28.8)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(17,669)	41	(17,710)	*
Equity in earnings of unconsolidated affiliates, net	1,895	8,198	(6,303)	(76.9)
Other, net	(2,006)	4,251	(6,257)	*
Total other expense, net	(134,461)	(149,757)	15,296	(10.2)
Income (loss) before income taxes	221,572	178,333	43,239	24.2
Income tax provision, net	(72,201)	(30,784)	(41,417)	*
Net income	149,371	147,549	1,822	1.2
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(5,603)	(6,714)	1,111	(16.5)
Less: Net income attributable to other noncontrolling interests	1,617	1,389	228	16.4
Net income attributable to EchoStar	$153,357	$152,874	$483	0.3

Other Data:
EBITDA	$865,353	$902,581	$(37,228)	(4.1)
Subscribers, end of period	1,035,000	977,000	58,000	5.9

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 67 and 68 under the heading “Explanation of Key Metrics and Other Items.”

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $763.2 million for the year ended December 31, 2015, a decrease of $382.8 million, or 33.4%, compared to the same period in 2014.

Equipment revenue — DISH Network from our Hughes segment for the year ended December 31, 2015 decreased by $21.2 million, or 66.3%, to $10.8 million compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).  Sales of broadband equipment to dishNET have been decreasing as a

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

result of a decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2015 decreased by $361.6 million, or 32.5%, to $752.4 million compared to the same period in 2014.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through a receiver agreement we entered into with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies.  Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.  The decrease in revenue for the year ended December 31, 2015 was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 41.8% decrease in the volume of unit sales and a 2.1% decrease in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to a 10.1% decrease in the volume of unit sales and an 8.6% decrease in the weighted average price of related accessories sold.

Equipment revenue — other.  “Equipment revenue — other” totaled $358.3 million for the year ended December 31, 2015, a decrease of $15.7 million or 4.2%, compared to the same period in 2014.

Equipment revenue — other from our Hughes segment for the year ended December 31, 2015 increased by $0.9 million, or 0.4%, to $211.7 million compared to the same period in 2014.  The increase was mainly due to an increase of $5.8 million in sales of broadband equipment to our international customers and domestic enterprise market, partially offset by a decrease of $5.5 million in sales of broadband equipment to our domestic consumer market and government projects.

Equipment revenue — other from our EchoStar Technologies segment for the year ended December 31, 2015 decreased by $16.5 million, or 10.1%, to $146.6 million compared to the same period in 2014.  The decrease was attributable to an 11.4% decrease in the volume of unit sales of related accessories, a 7.5% decrease in the weighted average price of set-top boxes sold primarily to our international customers and a 6.7% decrease in the weighted average price of related accessories.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $918.3 million for the year ended December 31, 2015, an increase of $89.7 million or 10.8%, compared to the same period in 2014.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2015 increased by $13.7 million, or 16.9%, to $94.4 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2015 increased by $59.6 million, or 18.1%, to $389.0 million compared to the same period in 2014.  The increase was primarily due to an increase of $57.0 million in revenue earned for engineering services related to Sling TV Holding and other projects and satellite uplink/downlink services.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2015 increased by $16.2 million, or 4.0%, to $423.5 million compared to the same period in 2014.  The increase was mainly due to an increase of $26.9 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.  See Note 4 in the notes to consolidated financial statements in Item 15 of this report for further discussion related to the Satellite and Tracking

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Transaction.  The increase was partially offset by a decrease of $9.0 million in services provided to DISH Network on the EchoStar VIII and EchoStar XII satellites.

Services and other revenue — other.  “Services and other revenue — other” totaled $1.10 billion for the year ended December 31, 2015, an increase of $7.0 million, or 0.6%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2015 increased by $26.2 million, or 2.6%, to $1.03 billion compared to the same period in 2014.  The increase was primarily attributable to an increase of $54.2 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $24.7 million of broadband services to our international customers, primarily due to weakening foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Technologies segment for the year ended December 31, 2015 decreased by $10.6 million, or 51.1%, to $10.2 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $6.1 million in revenue from system integration services and $4.7 million in revenue from certain non-recurring engineering projects and services.

Services and other revenue — other from our EchoStar Satellite Services segment for the year ended December 31, 2015 decreased by $10.0 million, or 13.0%, to $67.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in 2015 compared to the same period in 2014 due to a decrease in transponders available for sale.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $948.7 million for the year ended December 31, 2015, a decrease of $340.3 million, or 26.4%, compared to the same period in 2014.

Cost of sales — equipment from our Hughes segment for the year ended December 31, 2015 decreased by $13.9 million, or 6.6%, to $195.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs related to the decrease in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET, partially offset by an increase in the cost of sales of broadband equipment to our domestic enterprise market.

Cost of sales — equipment from our EchoStar Technologies segment for the year ended December 31, 2015 decreased by $326.4 million, or 30.2%, to $753.5 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs related to the decrease in the volume of sales of set-top boxes and related accessories sold to DISH Network and a decrease in the volume of sales of set-top boxes and related accessories to our international customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $856.1 million for the year ended December 31, 2015, an increase of $17.1 million, or 2.0%, compared to the same period in 2014.

Cost of sales — services and other from our Hughes segment for the year ended December 31, 2015 decreased by $26.7 million, or 5.5%, to $456.7 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $19.2 million in service costs of our broadband services provided to our international customers primarily due to lower in-country costs denominated in local currency and a decrease of $3.7 million in the cost of sales related to our domestic broadband services due to the decrease of third party space segment costs as customers either terminated services or migrated to our platform.

Cost of sales — services and other from our EchoStar Technologies segment for the year ended December 31, 2015 increased by $35.8 million, or 14.5%, to $282.2 million compared to the same period in 2014.  The increase was primarily due to an increase in support costs related to engineering and uplink services provided in 2015 compared to the same period in 2014.

Cost of sales — services and other from our EchoStar Satellite Services segment for the year ended December 31, 2015 increased by $13.5 million, or 23.8%, to $70.2 million compared to the same period in

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2014.  The increase was primarily due to an increase in cost of sales related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Research and development expenses.  “Research and development expenses” totaled $78.3 million for the year ended December 31, 2015, an increase of $17.4 million, or 28.6%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $6.2 million and $11.2 million in our Hughes segment and EchoStar Technologies segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $528.2 million for the year ended December 31, 2015, a decrease of $28.5 million, or 5.1%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $15.0 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $18.5 million relating to the fully depreciated EchoStar VIII and EchoStar XII satellites and a decrease in depreciation expense of $3.5 million relating to the expiration of the capital lease for the AMC-15 satellite in December 2014.  The decreases were partially offset by increases in depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” totaled $2.4 million for the year ended December 31, 2015, an increase of $2.4 million compared to the same period in 2014, due to the impairment of certain building and equipment in our EchoStar Technologies segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $122.1 million for the year ended December 31, 2015, a decrease of $49.3 million, or 28.8%, compared to the same period in 2014.  The decrease was primarily due to higher capitalized interest of $40.0 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11 and EUTELSAT 65 West A satellites, and a decrease in interest expense of $7.7 million relating to the partial redemption of $110.0 million of the principal amount of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the year ended December 31, 2015, which was due to the loss recorded on the partial redemption of the Senior Secured Notes in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $17.7 million in losses for the year ended December 31, 2015, an increase in loss of $17.7 million compared to the same period in 2014.  The increase in loss was primarily due to other than temporary impairment losses of $11.2 million on certain strategic equity securities in our marketable investment securities and an increase of $6.5 million in losses on our trading securities.

Equity in earnings of unconsolidated affiliates, net.  “Equity in earnings of unconsolidated affiliates, net” totaled $1.9 million in earnings for the year ended December 31, 2015, a decrease of $6.3 million, or 76.9%, compared to the same period in 2014.  The decrease in earnings is primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014 and a net decrease of $6.2 million in our equity of earnings of certain unconsolidated affiliates in 2015.  The decreases were partially offset by a $10.2 million equity in the net loss of Sling TV Holding in 2014.  See Note 6 in the notes to consolidated financial statement in Item 15 of this report for further discussion of the agreement.

Other, net.  “Other, net” totaled $2.0 million in expenses for the year ended December 31, 2015 compared to $4.3 million in income for the same period in 2014.  The decrease of $6.3 million was primarily related to a loss of

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

$6.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees, a gain of $5.8 million in 2014 related to our investment in TerreStar Networks Inc. (“TerreStar”), an increase of $4.7 million in foreign exchange losses and a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV.  The decrease was partially offset by a $4.8 million gain on an instrument related to our trading securities, a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015 and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $865.4 million for the year ended December 31, 2015, a decrease of $37.2 million, or 4.1%, compared to the same period in 2014.   Gross margin, which we define as total revenue less total cost of sales, increased by $21.3 million.  There was also a $4.8 million gain on an instrument related to our trading securities, as well as a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases in EBITDA were more than offset by increases in R&D expenses of $17.4 million, $16.1 million of non-recurring gains from 2014, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities, a loss of $6.8 million attributable to FCC regulatory fees, an increase of $4.7 million in foreign exchange losses, and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.   EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.   The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years
	Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$865,353	$902,581	$(37,228)	(4.1)
Interest income and expense, net	(111,637)	(162,247)	50,610	(31.2)
Depreciation and amortization	(528,158)	(556,676)	28,518	(5.1)
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(3,986)	(5,325)	1,339	(25.1)
Income before income taxes	$221,572	$178,333	$43,239	24.2

Income tax provision, net.  Income tax expense was $72.2 million for the year ended December 31, 2015, compared to $30.8 million for the same period in 2014.  Our effective income tax rate was 32.6% for the year ended December 31, 2015 compared to 17.3% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and a lower state effective tax rate.

Net income attributable to EchoStar.  Net income attributable to EchoStar was $153.4 million for the year ended December 31, 2015, an increase of $0.5 million, or 0.3%, compared to the same period in 2014.  The increase was primarily due to a decrease in interest expense of $49.3 million related to capitalization of interest expense associated with the construction of certain of our satellites, the partial redemption of the Senior Secured Notes, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases, and an increase in operating income, including depreciation and amortization, of $27.9 million.  The increases were partially offset by an increase of $41.4 million in income tax expense, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities in our marketable investment securities, offset partially by a $4.8 million gain on an instrument related to our trading securities, a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a loss of $6.8 million attributable to FCC regulatory fees, a gain of $5.8 million in 2014 related to our investment in TerreStar and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

			EchoStar	All
		EchoStar	Satellite	Other and	Consolidated
	Hughes	Technologies	Services	Eliminations	Total
	(In thousands)
For the Year Ended December 31, 2015
Total revenue	$1,347,340	$1,298,198	$490,591	$7,585	$3,143,714
Capital expenditures	$285,499	$50,593	$101,215	$266,213	$703,520
EBITDA	$396,684	$106,745	$412,607	$(50,683)	$865,353

For the Year Ended December 31, 2014
Total revenue	$1,327,718	$1,627,366	$484,455	$6,039	$3,445,578
Capital expenditures	$218,607	$48,616	$28,734	$384,069	$680,026
EBITDA	$356,871	$154,786	$419,442	$(28,518)	$902,581

Hughes Segment

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,347,340	$1,327,718	$19,622	1.5
Capital expenditures	$285,499	$218,607	$66,892	30.6
EBITDA	$396,684	$356,871	$39,813	11.2

Revenue

Hughes segment total revenue for the year ended December 31, 2015 increased by $19.6 million, or 1.5%, compared to the same period in 2014.  The increase was primarily due to an increase of $70.5 million in revenue related to sales of broadband services to our consumer markets and dishNET.  These increases were partially offset by a decrease of $24.7 million of broadband services to our international customers primarily due to weakening foreign exchange rates in certain markets and a decrease of $21.2 million in sales of broadband equipment to dishNET.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2015 increased by $66.9 million, or 30.6%, compared to the same period in 2014, primarily as a result of an increase in expenditures on satellite ground infrastructures and the EUTELSAT 65 West A satellite.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2015 was $396.7 million, an increase of $39.8 million, or 11.2%, compared to the same period in 2014.  The increase was primarily driven by an increase of $66.6 million in gross margin primarily related to an increase in sales of broadband services to our consumer market and dishNET, offset partially by a decrease in broadband services to our international market, $11.3 million increase in selling, general and administrative expenses, and a $6.2 million increase in research and development expenses.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,298,198	$1,627,366	$(329,168)	(20.2)
Capital expenditures	$50,593	$48,616	$1,977	4.1
EBITDA	$106,745	$154,786	$(48,041)	(31.0)

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2015 decreased by $329.2 million, or 20.2%, compared to the same period in 2014, primarily resulting from a decrease of $361.6 million in equipment revenue from DISH Network, a decrease of $16.5 million in equipment revenue - other and a decrease of $10.6 million in service revenue — other, partially offset by an increase of $59.6 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2015 increased by $2.0 million, or 4.1%, compared to the same period in 2014, primarily due to increased expenditures related to the support of our Move Networks business of $5.3 million and engineering services of $0.7 million, partially offset by a decrease in expenditures related to our digital broadcast centers of $5.0 million.

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2015 was $106.7 million, a decrease of $48.0 million, or 31.0%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $38.6 million in gross margin primarily as a result of the decrease in sales of set-top boxes and related accessories to DISH Network.  The decrease in EBITDA was also the result of an increase of $11.2 million in research and development expense, a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV and an impairment loss of $2.4 million on certain building and equipment.  The decreases were partially offset by a $9.4 million decrease in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$490,591	$484,455	$6,136	1.3
Capital expenditures	$101,215	$28,734	$72,481	*
EBITDA	$412,607	$419,442	$(6,835)	(1.6)

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2015 increased by $6.1 million, or 1.3%, compared to the same period in 2014, primarily due to an increase of $16.2 million in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $10.0 million in service revenue — other attributable to a decrease in sales of transponder services due to a decrease in transponders available for sale.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2015 increased by $72.5 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2015 was $412.6 million, a decrease of $6.8 million, or 1.6%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase in cost of sales — services of $13.5 million primarily related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively, partially offset by an increase in service revenue.

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

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$7,585	$6,039	$1,546	25.6
Capital expenditures	$266,213	$384,069	$(117,856)	(30.7)
EBITDA	$(50,683)	$(28,518)	$(22,165)	77.7

Capital Expenditures

For the year ended December 31, 2015, All Other and Eliminations capital expenditures decreased by $117.9 million, or 30.7%, compared to the same period in 2014, primarily related to a $105.8 million refund relating to the cancellation of an existing launch services agreement and a decrease in satellite expenditures on the EchoStar XIX satellite of $149.0 million and the EchoStar XXI satellite of $43.5 million, partially offset by the increase in satellite expenditures on the EchoStar XXIII satellite of $73.5 million.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment in providing satellite broadband services, the EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing MSS in the EU, and the EchoStar XXIII satellite will be deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the year ended December 31, 2015, All Other and Eliminations EBITDA was a loss of $50.7 million, compared a loss of $28.5 million for the same period in 2014.  The $22.2 million decrease in EBITDA was primarily related to $16.1 million of non-recurring gains from 2014, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities in our marketable investment securities, offset partially by a $4.8 million gain on an instrument related to our trading securities, and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.  The decreases were partially offset by a decrease of $6.9 million in cost of sales relating to termination of satellite services on the EchoStar XV satellite from DISH Network in November 2015.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Years
	Ended December 31,		Variance
Statements of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$1,145,979	$1,311,446	$(165,467)	(12.6)
Equipment revenue - other	374,049	347,910	26,139	7.5
Services and other revenue - DISH Network	828,612	620,189	208,423	33.6
Services and other revenue - other	1,096,938	1,002,907	94,031	9.4
Total revenue	3,445,578	3,282,452	163,126	5.0
Costs and Expenses:
Cost of sales - equipment	1,288,998	1,430,777	(141,779)	(9.9)
% of Total equipment revenue	84.8%	86.2%
Cost of sales - services and other	838,918	776,121	62,797	8.1
% of Total services and other revenue	43.6%	47.8%
Selling, general and administrative expenses	372,010	358,499	13,511	3.8
% of Total revenue	10.8%	10.9%
Research and development expenses	60,886	67,942	(7,056)	(10.4)
% of Total revenue	1.8%	2.1%
Depreciation and amortization	556,676	507,111	49,565	9.8
Impairment of long-lived assets	—	38,415	(38,415)	(100.0)
Total costs and expenses	3,117,488	3,178,865	(61,377)	(1.9)
Operating income	328,090	103,587	224,503	*

Other Income (Expense):
Interest income	9,102	14,656	(5,554)	(37.9)
Interest expense, net of amounts capitalized	(171,349)	(192,554)	21,205	(11.0)
Gains on marketable investment securities, net	41	38,341	(38,300)	(99.9)
Equity in earnings (losses) of unconsolidated affiliates, net	8,198	(5,024)	13,222	*
Other, net	4,251	6,958	(2,707)	(38.9)
Total other expense, net	(149,757)	(137,623)	(12,134)	8.8
Income (loss) before income taxes	178,333	(34,036)	212,369	*
Income tax benefit (provision), net	(30,784)	37,437	(68,221)	*
Net income	147,549	3,401	144,148	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(6,714)	—	(6,714)	*
Less: Net income attributable to other noncontrolling interests	1,389	876	513	58.6
Net income attributable to EchoStar	$152,874	$2,525	$150,349	*

Other Data:
EBITDA	$902,581	$650,097	$252,484	38.8
Subscribers, end of period	977,000	860,000	117,000	13.6

* Percentage is not meaningful.

(1)  An explanation of our key metrics is included on pages 67 and 68 under the heading “Explanation of Key Metrics and Other Items.”

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.15 billion for the year ended December 31, 2014, a decrease of $165.5 million, or 12.6%, compared to the same period in 2013.

Equipment revenue — DISH Network from our Hughes segment for the year ended December 31, 2014 decreased $37.2 million, or 53.8%, to $31.9 million compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2014 decreased by $128.3 million, or 10.3%, to $1.11 billion compared to the same period in 2013.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities.  The revenue and associated margins we earn on sales are determined largely through a receiver agreement we entered into with DISH Network which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing.  In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies, demand decreases or as DISH Network’s demand changes for new or refurbished units.  The decrease in revenue for the year ended December 31, 2014 was primarily due to both the sale of set-top boxes and related accessories.  In set-top boxes, the decrease was due to a 15.0% decrease in the weighted average price offset by a 4.3% increase in the unit sales.  In related accessories, the decrease was due to a 13.5% decrease in unit sales partially offset by a 5.4% increase in the weighted average price.

Equipment revenue — other.  “Equipment revenue — other” totaled $374.0 million for the year ended December 31, 2014, an increase of $26.1 million or 7.5%, compared to the same period in 2013.

Equipment revenue — other from our Hughes segment for the year ended December 31, 2014 increased by $16.1 million, or 8.3%, to $210.8 million compared to the same period in 2013.  The increase was mainly due to a $27.2 million increase in sales of telecom systems equipment and a $4.8 million increase in sales to international enterprise customers, partially offset by a decrease in sales of broadband equipment of $15.5 million primarily due to lower sales to our consumer and domestic enterprise markets.

Equipment revenue — other from our EchoStar Technologies segment for the year ended December 31, 2014 increased $10.0 million, or 6.5%, to $163.1 million compared to the same period in 2013.  The increase was attributable to an increase of 64.1% in unit sales of set-top boxes and an increase of 74.3% in sales of related accessories to our international customers.  The increase was partially offset by a 41.9% decrease in the weighted average price of set-top boxes and a 20.1% decrease in the weighted average price of related accessories.  The decrease in the average price per unit was due to the high volume of remanufactured products and the mix of product models purchased by our international customers and the renewal of certain customer contracts at lower contract prices with volume commitments.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $828.6 million for the year ended December 31, 2014, an increase of $208.4 million or 33.6%, compared to the same period in 2013.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2014 increased by $36.0 million, or 80.4%, to $80.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $10.8 million, or 3.4%, to $329.4 million compared to the same period in 2013.  The increase was primarily due to an increase of $9.9 million related to application development for set-top boxes sold to DISH Network.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2014 increased by $160.1 million, or 64.8%, to $407.2 million compared to the same period in 2013.  The increase was mainly due to an increase of $147.9 million in revenue recognized from certain satellite services provided to DISH Network from the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $15.7 million from the renewal of our satellite services agreement related to services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed in the second quarter of 2013.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increases were offset partially by a decrease of $3.5 million attributable to the amended telemetry, tracking and control (“TT&C”) agreement where we  no longer provide TT&C services to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.

Services and other revenue — other.  “Services and other revenue — other” totaled $1.10 billion for the year ended December 31, 2014, an increase of $94.0 million or 9.4%, compared to the same period in 2013.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2014 increased by $94.6 million, or 10.4%, to $1.00 billion compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue — other from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $4.0 million, or 23.7%, to $20.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase of $5.4 million for system integration solutions, offset partially by a decrease of $1.8 million attributable to nonrecurring engineering projects and licenses.

Services and other revenue— other from our EchoStar Satellite Services segment for the year ended December 31, 2014, decreased by $5.8 million, or 7.0%, to $77.1 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $5.4 million in sales of uplink services in 2014 compared to the same period in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $1.29 billion for the year ended December 31, 2014, a decrease of $141.8 million, or 9.9%, compared to the same period in 2013.

Cost of sales — equipment from our Hughes segment for the year ended December 31, 2014 decreased by $28.1 million, or 11.8%, to $209.0 million compared to the same period in 2013.  The decrease was primarily attributable to reductions in (i) equipment costs of $28.6 million resulting from lower sales of broadband equipment to dishNET and (ii) equipment development costs of $6.0 million for DISH Network as compared to the same period in 2013.  These decreases were partially offset by higher equipment costs associated with the increase in sales of broadband equipment to our international enterprise customers and telecom systems equipment.

Cost of sales — equipment from our EchoStar Technologies segment for the year ended December 31, 2014 decreased by $113.8 million, or 9.5%, to $1.08 billion compared to the same period in 2013.  The decrease was primarily attributable to a decrease in equipment costs of $120.5 million related to the decrease in sales of set-top boxes and related accessories to DISH Network, offset partially by an increase of $7.8 million in cost of sales related to the increase in sales of set-top boxes and related accessories to our international customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $838.9 million for the year ended December 31, 2014, an increase of $62.8 million, or 8.1%, compared to the same period in 2013.

Cost of sales — services and other from our Hughes segment for the year ended December 31, 2014 increased by $33.2 million, or 7.4%, to $483.4 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Cost of sales — services and other from our EchoStar Technologies segment for the year ended December 31, 2014 increased by $12.3 million, or 5.2%, to $246.4 million compared to the same period in 2013.  The increase was primarily due to an increase in support costs of $17.9 million related to engineering and uplink services provided in 2014 compared to the same period in 2013, offset partially by a decrease in system integration solutions costs of $5.3 million.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales — services and other related to our other operations and satellite development activities for the year ended December 31, 2014 increased by $18.0 million, or 36.6%, to $67.3 million compared to the same period in 2013.  The increase was primarily due to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $372.0 million for the year ended December 31, 2014, an increase of $13.5 million, or 3.8%, compared to the same period in 2013.  The increase was mainly due to a $16.4 million increase in marketing expenses primarily in our Hughes segment and an increase of $1.8 million in professional fees, offset partially by a $4.0 million decrease in personnel and other employee-related expenses.

Research and development expenses.  “Research and development expenses” totaled $60.9 million for the year ended December 31, 2014, a decrease of $7.1 million or 10.4%, compared to the same period in 2013.  The decrease was primarily due to reductions of research and development related activities in our Hughes segment and EchoStar Technologies segment of $1.7 million and $5.4 million, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.  Additionally, the decrease in research and development expenses in our Hughes segment was primarily due to a $6.1 million increase in the development of software projects for products and features to be marketed or sold to customers that were eligible to be capitalized.  Research and development expenses within our EchoStar Technologies segment decreased primarily due to an increased amount of customer funded projects, which is included in cost of sales.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $556.7 million for the year ended December 31, 2014, an increase of $49.6 million or 9.8%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $39.7 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase in depreciation of $18.6 million associated with customer rental equipment from our Hughes segment, and an increase of $4.5 million in amortization expense for the regulatory authorizations with finite useful lives.  The increase in depreciation and amortization was partially offset by a decrease in depreciation of $5.7 million due to the impairment of the EchoStar XII satellite’s carrying amount that occurred in the second quarter of 2013, a decrease in depreciation of $3.7 million attributable to the EchoStar VIII satellite as it was fully depreciated as of September 2014 and a decrease in depreciation of $3.3 million relating to the retirement of certain machinery and equipment.

Impairment of long-lived assets.  “Impairment of long-lived assets” totaled zero for the year ended December 31, 2014, a decrease of $38.4 million, compared to the same period in 2013, due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a $3.8 million impairment of goodwill of our EchoStar Technologies segment in December 2013.  See Note 10 in the notes to consolidated financial statements for further discussion of the impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $171.3 million for the year ended December 31, 2014, a decrease of $21.2 million, or 11.0%, compared to the same period in 2013.  The decrease was due to higher capitalized interest of $19.8 million associated with the construction of our EchoStar XIX, EchoStar XXI, EchoStar XXIII and EUTELSAT 65 West A satellites in the year ended December 31, 2014 compared to the same period in 2013.

Gains on marketable investment securities, net.  “Gains on marketable investment securities, net” totaled $41.3 thousand for the year ended December 31, 2014, a decrease of $38.3 million, compared to the same period in 2013.  The decrease was primarily related to a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 and a gain of $2.6 million that resulted from the conversion of one of our investments into a marketable investment security in 2013.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $8.2 million for the year ended December 31, 2014, an increase of $13.2 million, compared to the same period in 2013.  The increase was primarily related to a $10.3 million non-recurring adjustment to increase our equity in earnings of Dish Mexico to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

inception-to-date net income, offset partially by a $5.6 million increase in equity in losses in Dish Mexico when compared to the same period in 2013.  In addition, the increase was also attributable to the decrease in equity in losses of $6.4 million from our investment in Sling TV Holding, due to our exchange of our one-third voting interest in Sling TV Holding which we accounted for using the equity method, for a 10.0% non-voting interest in Sling TV Holding, which we account for using the cost method beginning in August 2014.  See Note 6 in the notes to consolidated financial statements for more information regarding our investment in Dish Mexico and Sling TV Holding.

Other, net.  “Other, net” totaled $4.3 million for the year ended December 31, 2014, a decrease of $2.7 million, or 38.9%, compared to the same period in 2013.  The decrease was primarily attributable to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013.  This decrease was partially offset by a gain of $5.8 million in 2014 related to our investment in TerreStar.  See Note 6 in the notes to consolidated financial statements for further discussion of our investment in TerreStar.

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

	For the Years
	Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$902,581	$650,097	$252,484	38.8
Interest income and expense, net	(162,247)	(177,898)	15,651	(8.8)
Depreciation and amortization	(556,676)	(507,111)	(49,565)	9.8
Net loss attributable to noncontrolling interest in HSS
Tracking Stock and other noncontrolling interests	(5,325)	876	(6,201)	*
Income (loss) before income taxes	$178,333	$(34,036)	$212,369	*

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

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to EchoStar.  Net income attributable to EchoStar was $152.9 million for the year ended December 31, 2014, an increase of $150.3 million, compared to the same period in 2013.  The increase was primarily due to higher operating income, including depreciation and amortization, of $224.5 million, an increase in capitalized interest of $19.8 million associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII and EUTELSAT 65 West A satellites, an increase of $13.2 million in equity in earnings of unconsolidated affiliates, net, and an increase of $6.7 million in the net loss attributable to noncontrolling interest in HSS Tracking Stock.  The increase in “Net income attributable to EchoStar” was partially offset by a decrease of $68.2 million in income tax benefit, a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013, a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013, and a decrease of $5.6 million in interest income due to lower market interest rates.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

			EchoStar	All
		EchoStar	Satellite	Other and	Consolidated
	Hughes	Technologies	Services	Eliminations	Total
	(In thousands)
For the Year Ended December 31, 2014
Total revenue	$1,327,718	$1,627,366	$484,455	$6,039	$3,445,578
Capital expenditures	$218,607	$48,616	$28,734	$384,069	$680,026
EBITDA	$356,871	$154,786	$419,442	$(28,518)	$902,581

For the Year Ended December 31, 2013
Total revenue	$1,218,126	$1,730,845	$330,177	$3,304	$3,282,452
Capital expenditures	$186,561	$56,935	$12,700	$135,677	$391,873
EBITDA	$281,513	$136,537	$235,993	$(3,946)	$650,097

Hughes Segment

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,327,718	$1,218,126	$109,592	9.0
Capital expenditures	$218,607	$186,561	$32,046	17.2
EBITDA	$356,871	$281,513	$75,358	26.8

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

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2014 increased by $32.0 million, or 17.2%, compared to the same period in 2013, primarily due to an increase in expenditures related to EUTELSAT 65 West A and satellite ground infrastructure.  Capital expenditures for the construction and launch of the EchoStar XIX satellite are reported in “All Other and Eliminations” in our segment reporting.

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

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,627,366	$1,730,845	$(103,479)	(6.0)
Capital expenditures	$48,616	$56,935	$(8,319)	(14.6)
EBITDA	$154,786	$136,537	$18,249	13.4

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2014 decreased by $103.5 million, or 6.0%, compared to the same period in 2013, primarily resulting from a decrease of $128.3 million in equipment revenue earned from DISH Network, offset partially by a $10.8 million increase in service revenue from DISH Network, an increase of $10.0 million in other equipment revenue and a $4.0 million increase in other service revenue.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2014 decreased by $8.3 million, or 14.6%, compared to the same period in 2013, primarily due to a decrease of $7.5 million in expenditures related to our digital broadcast center.

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2014 was $154.8 million, an increase of $18.2 million or 13.4%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $14.1 million in selling, general and administrative expenses, a decrease of $5.4 million in research and development, and a decrease of $3.8 million in impairment of goodwill, partially offset by a $2.0 million decrease in gross margin and an increase of $2.6 million in foreign exchange losses.

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

All Other and Eliminations

Capital Expenditures

For the year ended December 31, 2014, All Other and Eliminations capital expenditures increased by $248.4 million compared to the same period in 2013, primarily related to the increase in satellite expenditures on the EchoStar XXI satellite of $103.4 million, the EchoStar XIX satellite of $102.7 million, and the EchoStar XXIII satellite of $48.1 million.  The increases in satellite expenditures were partially offset by a $4.8 million expenditure related to a launch contract in 2013.  The EchoStar XIX satellite is expected to be used in the operations of our Hughes segment and the EchoStar XXI satellite is intended to be used by Solaris Mobile in providing MSS in the EU.  The EchoStar XXIII satellite is expected to launch in the third quarter of 2016 and will be deployed at 45 degree west longitude orbital location.

EBITDA

For the year ended December 31, 2014, All Other and Eliminations EBITDA was a loss of $28.5 million, compared to a loss of $3.9 million for the same period in 2013.  The $24.6 million decrease in EBITDA was primarily due to a gain of $35.9 million recognized from the sale of a strategic investment in a public company in 2013 and an increase of $15.7 million in cost of sales relating to our acquisition of satellite services on the EchoStar XV satellite from DISH Network in May 2013, which has not been assigned to any of our segments, offset partially by an increase of $13.2 million in equity in earnings of unconsolidated affiliates, net, an increase of $6.7 million in the net loss attributable to noncontrolling interest in HSS Tracking Stock and a gain of $5.8 million related to our investment in TerreStar.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Item 7A. — Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities.  As of December 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.54 billion compared to $1.69 billion as of December 31, 2014, a decrease of $151.6 million.

As of December 31, 2015 and 2014, we held $612.3 million and $1.14 billion, respectively, of various debt and equity instruments including corporate bonds, corporate equity securities, and government bonds.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities for the years ended December 31, 2015, 2014 and 2013.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the years ended December 31, 2015, 2014 and 2013, we reported net cash inflows from operating activities of $776.5 million, $840.1 million and $450.5 million, respectively.

Net cash inflows from operating activities for the year ended December 31, 2015 decreased by $63.7 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $98.8 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments, partially offset by higher net income of $35.1 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iii) “Loss from partial redemption of debt,” (iv) “Losses (gains) and other-than-temporary impairment on marketable investment securities, net;” (v) “Impairment of long-lived assets,” (vi) “Stock-based compensation;” (vii) “Deferred tax provision;” and (viii) “Other, net.”

Net cash inflows from operating activities for the year ended December 31, 2014 increased by $389.6 million compared to the same period in 2013.  The increase was primarily attributable to higher net income of $252.9 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses of unconsolidated affiliates, net;” (iii) “Gains on marketable investment securities, net;” (iv) “Impairment of long-lived asset,” (v) “Stock-based compensation;” (vi) “Deferred tax benefit (provision);” and (vii) “Other, net.”  In addition, net cash inflows were increased by $136.7 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments.

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments.  For the years ended December 31, 2015, 2014 and 2013, we reported net cash outflows from investing activities of $275.3 million, $887.6 million and $570.3 million, respectively.

Net cash outflows from investing activities for the year ended December 31, 2015 decreased by $612.3 million compared to the same period in 2014.  The decrease in cash outflows primarily related to a decrease of $691.0 million in purchases of marketable investment securities, net of sales and maturities, a cash receipt of $105.8 million refund relating to the cancellation of an existing launch services agreement and capital contributions of $18.6 million to certain investees in 2014, partially offset by an increase in cash outflows primarily related to a $129.2 million increase in capital expenditures in 2015 when compared to the same period in 2014, a $64.7 million increase in investments in OneWeb and SmarDTV, and the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.

Net cash outflows from investing activities for the year ended December 31, 2014 increased by $317.3 million compared to the same period in 2013.  The increase in cash outflows primarily related to a $288.2 million increase in capital expenditures in 2014 when compared to the same period in 2013, a decrease of $15.7 million in restricted cash and marketable investment securities, and an increase of $11.6 million in capital contributions to certain investees.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of long-term debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations, and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the years ended December 31, 2015, 2014 and 2013, we reported net cash outflows from financing activities of $120.3 million, net cash outflows from financing activities of $35.1 million and net cash inflows from financing activities of $18.3 million, respectively.

Net cash outflows from financing activities increased by $85.2 million for the year ended December 31, 2015 compared to the same period in 2014.  The increase in cash outflows was primarily due to the partial redemption of the Senior Secured Notes of $110.0 million and related premium of $3.3 million, and proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of our preferred tracking stock received in 2014, partially offset by a decrease of $22.7 million in capital lease obligation payments relating to the expiration of capital leases for the

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

AMC-15 and AMC-16 satellites, effective December 2014 and February 2015, respectively, and an increase of $11.2 million in excess tax benefits recognized on the exercise of stock options.

Net cash outflows from financing activities increased by $53.4 million for the year ended December 31, 2014 compared to the same period in 2013.  The increase in cash outflows was primarily due to lower proceeds of $42.4 million received from Class A common stock option exercises and stock issued under our stock incentive plans and employee stock purchase plan, respectively, a decrease of $19.9 million in excess tax benefits from stock option exercises, and an increase of $5.7 million for in-orbit incentive obligation payments, which was partially offset by proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of Hughes Retail preferred tracking stock and a decrease of $5.5 million in capital lease obligation payments.

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2015:

	Payments Due in the Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt	$1,890,803	$803	$—	$—	$990,000	$—	$900,000
Capital lease obligations	332,838	34,895	34,502	36,287	40,143	44,558	142,453
Interest on long-term debt and capital lease obligations	761,689	166,086	162,805	159,265	123,191	86,697	63,645
Satellite-related obligations	1,134,217	534,871	165,992	119,976	55,654	53,662	204,062
Operating lease obligations	100,274	26,324	19,469	11,919	9,800	8,543	24,219
Purchase and other obligations	227,028	225,361	1,667	—	—	—	—
Total	$4,446,849	$988,340	$384,435	$327,447	$1,218,788	$193,460	$1,334,379

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

As of December 31, 2015, we had $45.0 million of letters of credit and insurance bonds.  Of this amount, $20.0 million was secured by restricted cash, $10.0 million was related to insurance bonds, and $15.0 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As of December 31, 2015, we had foreign currency forward contracts with a notional value of $2.6 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.  Therefore, we generally bear the risk of any uninsured launch or in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.  In addition, although we were not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for the EchoStar XV satellite, we would have been liable for any damage caused by our use of the satellite and therefore we carried third-party insurance on the EchoStar XV satellite until the termination of our service agreement with DISH Network for the EchoStar XV satellite in November 2015.

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

We have a significant amount of outstanding indebtedness.  As of December 31, 2015, our total indebtedness was $2.22 billion, of which $332.8 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital, which may not be available on acceptable terms or at all.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2016.  As of December 31, 2015, 2014, and 2013, we have not repurchased any common stock under this program.

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

Marketable Securities and Other Investments

We hold investments in debt and equity securities of various companies, including marketable investments in publicly traded securities and non-marketable investments in securities of privately held companies.  Our marketable investment securities ordinarily are accounted for as available-for-sale; accordingly, we report those securities at fair value on a recurring basis and generally recognize unrealized gains and losses in other comprehensive income (loss).  Except in unusual circumstances, the estimated fair values of our marketable investment securities are determined by reference to quoted prices for identical securities or based primarily on other observable market inputs.  Our investments in non-marketable securities typically are strategic investments in privately held companies and may be highly speculative.  We account for such investments using the equity method when we exercise significant influence over the investee; otherwise, we account for such investments using the cost method.

All of our investments are subject to quarterly evaluations to determine whether an other-than-temporary impairment has occurred, in which case we record an impairment loss in determining net income.  For our marketable investment securities, our impairment evaluation considers factors such as the length of time the security has been in a continuous unrealized loss position, the magnitude of the unrealized loss, current market conditions, company-specific information, and whether we have the intent and ability to hold the investment in the foreseeable future.  Generally, it is not practicable to estimate fair value of our cost method and equity method investments on a recurring basis.  Our impairment evaluation for such investments considers whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as recent company financial statements, business plans and current economic conditions for factors that may indicate an impairment of our investments.  When we determine that an investment is impaired and the impairment is other than temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize an impairment loss in earnings.  In these circumstances, our fair value estimates may reflect significant unobservable inputs.

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

Impairment of Long-lived Assets

We evaluate our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events and changes in circumstances indicate that their carrying amounts may not be recoverable.  The carrying amount of a long-lived asset or asset group is considered to not be recoverable when the estimated future undiscounted cash flows from such asset or asset group is less than its carrying amount.  In that event, an impairment loss is recorded in the determination of operating income based on the amount by which the carrying amount exceeds the estimated fair value of the long-lived asset or asset group.  Fair value is determined primarily using discounted cash flow techniques reflecting the estimated cash flows and discount rate that would be assumed

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

by a market participant for the asset or asset group under review.  Our discounted cash flow estimates typically include assumptions based on unobservable inputs and may reflect probability-weighting of alternative scenarios.  Estimated losses on long-lived assets to be disposed of by sale may be determined in a similar manner, except that fair value estimates are reduced for estimated selling costs.  Changes in estimates of future cash flows, discount rates and other assumptions could result in recognition of additional impairment losses in future periods.

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

As of December 31, 2015, our goodwill consisted primarily of goodwill assigned to reporting units of the Hughes segment.  We test such goodwill annually in our second fiscal quarter.  Based on our qualitative assessment of impairment of the goodwill assigned to the Hughes segment in the second quarter of each of 2015 and 2014, we determined that no further testing of goodwill for impairment was necessary as it was more likely than not that the fair values of the Hughes segment reporting units exceeded their corresponding carrying amounts.  Depending on our assessment of future events and changes in circumstances, we may be required to perform the two-step quantitative impairment test in the future.  We may determine that some or all of our goodwill is impaired in connection with future impairment tests.

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

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and their corresponding carrying amounts reported in our consolidated balance sheets, as well as for operating loss and tax credit carryforwards.  Determining necessary valuation allowances for

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Impairment of long-lived assets.  “Impairment of long-lived assets” includes our impairment losses related to our property and equipment, goodwill and other intangible assets.

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the Senior Secured Notes representing the redemption premium that the Company paid to the holders of its Senior Secured Notes and the write-off of related unamortized debt issuance costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $1.54 billion.  Of this amount, a total of $1.50 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c)  debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.50 billion as of December 31, 2015, a hypothetical 10% change in average interest rates during 2015 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2015 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would have resulted in a decrease of approximately $1.0 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2015, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $38.9 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.9 million in the fair value of these investments.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Continued

Restricted Cash and Marketable Investment Securities and Other Investments

Restricted Cash and Marketable Investment Securities

As of December 31, 2015, we had $21.0 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of December 31, 2015, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in Unconsolidated Entities

As of December 31, 2015, we had $209.3 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $20.9 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of December 31, 2015, we had $5.3 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $2.6 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of December 31, 2015.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $22.7 million as of December 31, 2015.

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

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15 d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2015, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on pages 16-17 of this report under the caption “Executive Officers of the Registrant.”

The information required by this Item with respect to our code of ethics is contained in Part I of this Form 10-K under the caption “Item 1. — Business — Website Access.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2015, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2015, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2015, under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2015, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

(3)         Exhibits

2.1*

Form of Separation Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

2.2*

Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed February 15, 2011, Commission File No. 1-33040). ****

3.1*

Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807), as amended by the Amendment to the Articles of Incorporation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Current Report on Form 8-K filed January 25, 2008, Commission File No. 001-33807).

3.2*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

3.3*

EchoStar Corporation Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions, and Relative Rights of the Hughes Retail Preferred Tracking Stock (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Current Report on Form 8-K filed March 3, 2014, Commission File No. 001-33807)

4.1*

Specimen Class A Common Stock Certificate of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

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

4.3*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Unsecured Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

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

4.5*

Supplemental Indenture relating to the 7 5/8% Senior Unsecured Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

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

4.8*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.9*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.10*

Joinder Agreement, dated as of March 28, 2014, to the Security Agreement dated as of June 8, 2011, by and among EchoStar XI Holding L.L.C., EchoStar XIV Holding L.L.C., and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.11*	Form of Note for 6 1/2% Senior Secured Notes due 2019 (included as part of Exhibit 4.2).

4.12*	Form of Note for 7 5/8% Senior Unsecured Notes due 2021 (included as part of Exhibit 4.3).

10.1*

Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

10.2*

Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).**

10.3*

Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

10.4*

Manufacturing Agreement, dated as of March 22, 1995, between Houston Tracker Systems, Inc. (“HTS”) and SCI Technology, Inc. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Dish Ltd., Commission File No. 33-81234).

10.5*

Agreement to Form NagraStar L.L.C., dated as of June 23, 1998, by and between Kudelski S.A., DISH Network Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 1998, filed March 17, 1999, Commission File No. 000-26176).

10.6*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, filed May 6, 2003, Commission File No. 000-26176).***

10.7*

Amendment No. 1 to Satellite Service Agreement dated July 10, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, filed November 10, 2003, Commission File No. 000-26176).***

10.8*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, filed May 6, 2004, Commission File No. 000-26176). ***

10.9*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.10*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176). ***

10.11*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.12*

Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).**

10.13*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to EchoStar Corporation’s Form 10 filed December 26, 2007, Commission File No. 001-33807).

10.14*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807). ***

10.15*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807). ***

10.16*

Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 31, 2009, Commission File No. 001-33807).**

10.17*

Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed September 18, 2014, Commission File No. 001-33807).**

10.18*

Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (the “2008 Non-Employee Director Stock Option Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 31, 2009, Commission File No. 001-33807).**

10.19*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.20*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.21*

Professional Services Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2009, Commission File No. 001-33807).***

10.22*

Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2004, Commission File No. 001-33807).

10.23*

Form A Amendment to form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.24*

Form B Amendment to Form of Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.25*

EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C., effective December 21, 2009 (incorporated by reference to Exhibit 10.36 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.26*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., filed August 7, 2009, Commission File No. 001-33040). ***

10.27*

Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc., filed December 5, 2005, Commission File No. 333-130136).**

10.28*

Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc., filed March 7, 2011, Commission File No. 001-33040).**

10.29*

Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011, Commission File No. 001-33807).

10.30*

Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to EchoStar Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, filed February 21, 2012, Commission File No. 001-33807).***

10.31*

Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (“2012 Receiver Agreement”) (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 7, 2012, Commission File No. 001-33807).***

10.32 (H)	Second Amendment to 2012 Receiver Agreement, dated November 4, 2015.

10.33*

Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 7, 2012, Commission File No. 001-33807). ***

10.34*

First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated as of December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.47 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 20, 2013, Commission File No. 001-33807).***

10.35*

Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).***

10.36*

Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).***

10.37*

Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

10.38*

Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.39(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) **

10.40(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) **

10.41(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) **

10.42(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) **

10.43(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014)**

10.44(H)	Form of Non-Employee Director Stock Option Agreement for 2008 Non-Employee Director Stock Option Plan. **

10.45(H)	Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011).**

21(H)	Subsidiaries of EchoStar Corporation.

23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf and C. Michael Schroeder.

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date:  February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2016
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President,
David J. Rayner	Chief Financial Officer, and Treasurer	February 24, 2016
(Principal Financial and Accounting Officer)

*	Chairman	February 24, 2016
Charles W. Ergen

*	Director	February 24, 2016
R. Stanton Dodge

*	Director	February 24, 2016
Anthony M. Federico

*	Director	February 24, 2016
Pradman P. Kaul

*	Director	February 24, 2016
Tom A. Ortolf

*	Director	February 24, 2016
C. Michael Schroeder

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EchoStar Corporation:

We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedules I and II listed in Item 15. We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on EchoStar Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

/s/ KPMG LLP

Denver, Colorado
February 24, 2016

ECHOSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$924,240	$549,053
Marketable investment securities, at fair value	612,338	1,139,103
Trade accounts receivable, net of allowance for doubtful accounts of $12,485 and $14,188, respectively	179,240	163,232
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	277,159	251,669
Inventory	67,010	62,963
Prepaid expenses	56,949	67,164
Deferred tax assets	—	87,208
Other current assets	16,723	7,699
Total current assets	2,133,659	2,328,091
Noncurrent Assets:
Restricted cash and marketable investment securities	21,002	18,945
Property and equipment, net of accumulated depreciation of $2,998,074 and $2,899,353, respectively	3,412,990	3,194,793
Regulatory authorizations, net	543,812	568,378
Goodwill	510,630	510,630
Other intangible assets, net	132,653	195,662
Investments in unconsolidated entities	209,264	159,962
Other receivable - DISH Network	90,966	90,241
Other noncurrent assets, net	185,786	187,296
Total noncurrent assets	5,107,103	4,925,907
Total assets	$7,240,762	$7,253,998
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$213,671	$188,282
Trade accounts payable - DISH Network	24,682	32,474
Current portion of long-term debt and capital lease obligations	35,698	41,912
Deferred revenue and prepayments	61,881	71,708
Accrued compensation	29,767	32,117
Accrued royalties	22,531	27,590
Accrued expenses and other	138,601	123,650
Total current liabilities	526,831	517,733
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,187,943	2,325,775
Deferred tax liabilities	650,392	679,524
Other noncurrent liabilities	93,954	107,328
Total noncurrent liabilities	2,932,289	3,112,627
Total liabilities	3,459,120	3,630,360
Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of December 31, 2015 and 2014	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015 and 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014	51	50
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2015 and 2014	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2015 and 2014	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2015 and 2014	—	—
Additional paid-in capital	3,776,451	3,706,122
Accumulated other comprehensive loss	(117,233)	(55,856)
Accumulated earnings (deficit)	134,317	(19,040)
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,695,478	3,533,168
Noncontrolling interest in HSS Tracking Stock	74,854	80,457
Other noncontrolling interests	11,310	10,013
Total stockholders’ equity	3,781,642	3,623,638
Total liabilities and stockholders’ equity	$7,240,762	$7,253,998

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Equipment revenue - DISH Network	$763,184	$1,145,979	$1,311,446
Equipment revenue - other	358,301	374,049	347,910
Services and other revenue - DISH Network	918,301	828,612	620,189
Services and other revenue - other	1,103,928	1,096,938	1,002,907
Total revenue	3,143,714	3,445,578	3,282,452
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	948,655	1,288,998	1,430,777
Cost of sales - services and other (exclusive of depreciation and amortization)	856,065	838,918	776,121
Selling, general and administrative expenses	374,116	372,010	358,499
Research and development expenses	78,287	60,886	67,942
Depreciation and amortization	528,158	556,676	507,111
Impairment of long-lived assets	2,400	—	38,415
Total costs and expenses	2,787,681	3,117,488	3,178,865
Operating income	356,033	328,090	103,587

Other Income (Expense):
Interest income	10,429	9,102	14,656
Interest expense, net of amounts capitalized	(122,066)	(171,349)	(192,554)
Loss from partial redemption of debt	(5,044)	—	—
Gains (losses) on marketable investment securities, net	(6,443)	41	38,341
Other-than-temporary impairment loss on marketable investment securities	(11,226)	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	1,895	8,198	(5,024)
Other, net	(2,006)	4,251	6,958
Total other expense, net	(134,461)	(149,757)	(137,623)
Income (loss) before income taxes	221,572	178,333	(34,036)
Income tax (provision) benefit, net	(72,201)	(30,784)	37,437
Net income	149,371	147,549	3,401
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(5,603)	(6,714)	—
Less: Net income attributable to other noncontrolling interests	1,617	1,389	876
Net income attributable to EchoStar	153,357	152,874	2,525
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 4)	(10,343)	(12,394)	—
Net income attributable to EchoStar common stock	$163,700	$165,268	$2,525

Weighted-average common shares outstanding - Class A and B common stock:
Basic	92,397	91,190	89,405
Diluted	93,466	92,616	90,952

Earnings per share - Class A and B common stock:
Basic	$1.77	$1.81	$0.03
Diluted	$1.75	$1.78	$0.03

Comprehensive Income (Loss)
Net income	$149,371	$147,549	$3,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(62,731)	(31,935)	(16,394)
Recognition of foreign currency translation loss in net income	1,889	—	—
Unrealized gains (losses) on marketable investment securities and other	(12,046)	(9,462)	18,413
Recognition of other-than-temporary loss on marketable investment securities in net income	11,226	—	—
Recognition of realized gains on marketable investment securities in net income	(35)	(41)	(36,312)
Total other comprehensive loss, net of tax	(61,697)	(41,438)	(34,293)
Comprehensive income (loss)	87,674	106,111	(30,892)
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(5,603)	(6,714)	—
Less: Comprehensive income (loss) attributable to other noncontrolling interests	1,297	1,152	(10)
Comprehensive income (loss) attributable to EchoStar	$91,980	$111,673	$(30,882)

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Hughes Retail	Class		Accumulated			Noncontrolling
	Preferred	A and B	Additional	Other	Accumulated		Interest in	Other
	Tracking	Common	Paid-In	Comprehensive	Earnings	Treasury	HSS Tracking	Noncontrolling
	Stock	Stock	Capital	Income (Loss)	(Deficit)	Stock	Stock	Interests	Total
Balance, January 1, 2013	$—	$93	$3,394,646	$18,752	$(174,439)	$(98,162)	$—	$9,337	$3,150,227
Issuances of Class A common stock:
Exercise of stock options	—	3	61,461	—	—	—	—	—	61,464
Employee benefits	—	—	4,761	—	—	—	—	—	4,761
Employee Stock Purchase Plan	—	—	9,783	—	—	—	—	—	9,783
Stock-based compensation	—	—	18,353	—	—	—	—	—	18,353
Excess tax benefit from stock option exercises	—	—	12,663	—	—	—	—	—	12,663
Other, net	—	—	338	—	—	—	—	(466)	(128)
Net income	—	—	—	—	2,525	—	—	876	3,401
Unrealized losses on marketable investment securities, net and other	—	—	—	(17,899)	—	—	—	—	(17,899)
Foreign currency translation adjustment	—	—	—	(15,508)	—	—	—	(886)	(16,394)
Balance, December 31, 2013	—	96	3,502,005	(14,655)	(171,914)	(98,162)	—	8,861	3,226,231
Issuances of Class A common stock:
Exercise of stock options	—	2	16,708	—	—	—	—	—	16,710
Employee benefits	—	—	10,316	—	—	—	—	—	10,316
Employee Stock Purchase Plan	—	—	12,147	—	—	—	—	—	12,147
Stock-based compensation	—	—	14,683	—	—	—	—	—	14,683
Issuance of Hughes Retail Preferred Tracking Stock (Note 4)	6	—	163,510	—	—	—	87,171	—	250,687
Sling TV Holding exchange (Note 6)	—	—	8,843	—	—	—	—	—	8,843
EchoStar XXI option payment, net (Note 19)	—	—	(9,569)	—	—	—	—	—	(9,569)
Excess tax benefit from stock option exercises	—	—	(7,252)	—	—	—	—	—	(7,252)
R&D tax credits utilized by DISH Network	—	—	(5,269)	—	—	—	—	—	(5,269)
Net income (loss)	—	—	—	—	152,874	—	(6,714)	1,389	147,549
Unrealized losses on marketable investment securities, net and other	—	—	—	(9,503)	—	—	—	—	(9,503)
Foreign currency translation adjustment	—	—	—	(31,698)	—	—	—	(237)	(31,935)
Balance, December 31, 2014	6	98	3,706,122	(55,856)	(19,040)	(98,162)	80,457	10,013	3,623,638
Issuances of Class A common stock:
Exercise of stock options	—	1	24,840	—	—	—	—	—	24,841
Employee benefits	—	—	10,711	—	—	—	—	—	10,711
Employee Stock Purchase Plan	—	—	13,888	—	—	—	—	—	13,888
Stock-based compensation	—	—	21,839	—	—	—	—	—	21,839
Excess tax benefit from stock option exercises	—	—	3,929	—	—	—	—	—	3,929
R&D tax credits utilized by DISH Network	—	—	(3,048)	—	—	—	—	—	(3,048)
Other, net	—	—	(1,830)	—	—	—	—	—	(1,830)
Net income (loss)	—	—	—	—	153,357	—	(5,603)	1,617	149,371
Unrealized losses on marketable investment securities, net and other	—	—	—	(855)	—	—	—	—	(855)
Foreign currency translation adjustment	—	—	—	(60,522)	—	—	—	(320)	(60,842)
Balance, December 31, 2015	$6	$99	$3,776,451	$(117,233)	$134,317	$(98,162)	$74,854	$11,310	$3,781,642

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$149,371	$147,549	$3,401
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	528,158	556,676	507,111
Equity in losses (earnings) of unconsolidated affiliates, net	(1,895)	(8,198)	5,024
Loss from partial redemption of debt	5,044	—	—
Losses (gains) and other-than-temporary impairment on marketable investment securities, net	17,669	(41)	(38,341)
Impairment of long-lived assets	2,400	—	38,415
Stock-based compensation	21,839	14,683	18,353
Deferred tax provision (benefit)	56,132	31,742	(35,780)
Changes in current assets and current liabilities, net:
Trade accounts receivable	(36,749)	(18,023)	42,580
Allowance for doubtful accounts	(1,703)	950	(2,995)
Trade accounts receivable - DISH Network	(25,490)	104,051	(77,790)
Inventory	(4,906)	2,608	16,529
Other current assets	6,499	9,930	5,182
Trade accounts payable	37,228	(22,230)	(76,497)
Trade accounts payable - DISH Network	(7,792)	(26,508)	28,783
Accrued expenses and other	1,477	26,469	38,085
Changes in noncurrent assets and noncurrent liabilities, net	1,616	(8,305)	(41,650)
Other, net	27,553	28,778	20,097
Net cash flows from operating activities	776,451	840,131	450,507
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(536,430)	(1,523,514)	(1,080,437)
Sales and maturities of marketable investment securities	1,057,034	1,353,157	912,030
Purchases of property and equipment	(809,270)	(680,026)	(391,873)
Refunds and other receipts related to capital expenditures	105,750	—	—
Changes in restricted cash and marketable investment securities	(2,057)	(2,808)	12,908
Investments in unconsolidated entities	(64,655)	—	—
Acquisition of regulatory authorization	(3,428)	—	(41,748)
Proceeds from asset transfers to DISH Network	—	—	40,398
Capital contribution to Sling TV Holding	—	(18,569)	(7,000)
Expenditures for externally marketed software	(22,327)	(22,955)	(17,215)
Other, net	72	7,125	2,648
Net cash flows from investing activities	(275,311)	(887,590)	(570,289)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Secured Notes due 2019 and related premium	(113,300)	—	—
Repayment of other long-term debt and capital lease obligations	(44,804)	(63,122)	(68,225)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	38,729	28,857	71,247
Net proceeds from issuance of Tracking Stock (Note 4)	—	7,526	—
Excess tax benefit from stock option exercises	3,929	(7,252)	12,663
Other, net	(4,811)	(1,105)	2,641
Net cash flows from financing activities	(120,257)	(35,096)	18,326
Effect of exchange rates on cash and cash equivalents	(5,696)	(2,511)	3,961
Net increase (decrease) in cash and cash equivalents	375,187	(85,066)	(97,495)
Cash and cash equivalents, beginning of period	549,053	634,119	731,614
Cash and cash equivalents, end of period	$924,240	$549,053	$634,119

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$179,114	$188,087	$188,331
Capitalized interest	$63,808	$23,774	$3,968
Cash paid for income taxes	$6,394	$14,221	$16,728
Employee benefits paid in Class A common stock	$10,711	$10,316	$4,761
Satellites and other assets financed under capital lease obligations	$8,604	$3,312	$5,316
Increase (decrease) in capital expenditures included in accounts payable, net	$(7,123)	$11,436	$(8,921)
Noncash assets contributed to SmarDTV (Note 6)	$6,651	$—	$—
Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 4)	$—	$386,691	$—
Noncash assets received from Sling TV Holding (Note 6)	$—	$34,075	$—
Capitalized in-orbit incentive obligations	$—	$—	$18,000
Reduction of capital lease obligation for AMC-15 and AMC-16	$4,500	$—	$6,694
Liabilities assumed in regulatory authorization acquisition	$—	$—	$10,304

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

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) (“Sling TV Holding”), and primarily provides support services to DISH Network’s Sling TV operations.  In 2016, we plan to introduce a security and home automation solution provided directly to consumers.

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments, including, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including, income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in Note 17.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 4, DISH Network owns shares of our and our subsidiary’s preferred tracking stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  In addition, a substantial majority of the voting power of the shares of DISH Network and EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2.      Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all entities in which we have controlling financial interest.  We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management.  For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  As of December 31, 2015 and 2014, noncontrolling interests consist primarily of HSS Tracking Stock owned by DISH Network (see Note 4).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of stock-based compensation awards, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairment testing, useful lives and methods for depreciation and amortization of long-lived assets, and certain royalty obligations.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency.  Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates.  The resulting translation adjustments are recorded in other comprehensive income (loss) as “Foreign currency translation adjustments” in our consolidated statements of operations and comprehensive income (loss).  We have not recorded deferred income taxes related to our foreign currency translation adjustments.

Gains and losses resulting from re-measurement of assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  We recognized net foreign currency transaction losses of $7.7 million, $3.0 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2015 and 2014 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper.  The amortized cost of these investments approximates their fair value.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities

We classify our marketable investment securities as available-for-sale, except in certain instances where we have accounted for certain securities as trading securities.  We report our marketable investment securities at fair value and generally recognize the difference between fair value and amortized cost as “Unrealized gains (losses) on marketable investment securities and other” in our consolidated statements of operations and comprehensive income (loss).  Declines in the fair value of marketable investment securities that are determined to be other than temporary are recognized in earnings, thus establishing a new cost basis for the investment.  Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our consolidated statements of operations and comprehensive income (loss).  Dividend income is recognized on the ex-dividend date.

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

Investments in Unconsolidated Entities — Cost and Equity Method

We use the equity method to account for equity investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  We use the cost method when we do not have the ability to significantly influence the operating decisions of the entity.

Generally, our equity investments accounted for using either the equity method or cost method are not publicly traded and it is not practicable to regularly estimate the fair value of such investments.  We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments.  Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  When we determine that an investment is impaired, and the impairment is other than temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Generally, equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings (losses) of unconsolidated affiliates, net” in our consolidated statements of operations and comprehensive income (loss).  The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee.  Dividends received from equity method investees reduce the carrying amount of the investment.  We defer, to the extent of our ownership interest in the investee,

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation.  In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within “Equity in earnings (losses) of unconsolidated affiliates, net.”

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.  Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value.  Cost of inventory consists primarily of materials, direct labor and indirect overhead incurred in the procurement and manufacturing of our products.  We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories.  We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

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

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed.  We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist.  Our goodwill as of December 31, 2015 consists primarily of goodwill assigned to reporting units of our Hughes segment.  We test Hughes goodwill for impairment in the second fiscal quarter.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill.  We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates (Level 3 inputs).  If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite.  We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit the useful life.

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to 30 years.  When we expect to incur significant costs to renew or extend finite-lived intangible assets, we amortize the total initial and estimated renewal costs over the combined initial and expected renewal terms.  In such instances, actual renewal costs are capitalized when they are incurred.  We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as discussed above under “Impairment of Long-lived Assets.”

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment annually or more frequently if circumstances indicate that it is more likely than not that the asset may be impaired.  Costs incurred to maintain or renew indefinite-lived intangible assets are expensed as incurred.

Our indefinite-lived intangible assets include Federal Communications Commission (“FCC”) authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively “Regulatory Authorizations”).  We have determined that our FCC authorizations generally have indefinite useful lives due to the following:

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

Our non-FCC regulatory authorizations consist primarily of authorizations in Europe and Brazil that we acquired in 2013 and 2012, respectively.  We have determined that those Regulatory Authorizations have finite lives due to uncertainties about the regulatory environments.

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

From time to time, we engage in transactions where the income tax consequences are uncertain.  We recognize tax benefits when, in management’s judgment, a tax filing position is more likely than not to be sustained if challenged by the tax authorities.  For tax positions that meet the more-likely-than-not threshold, we may not recognize a portion of a tax benefit depending on management’s assessment of how the tax position will ultimately be settled.  Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss carryforwards.  We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

As discussed below under “New Accounting Pronouncements,” in 2015 we changed our method for classifying deferred income taxes in our consolidated balance sheets in connection with our adoption of ASU 2015-17.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the years ended December 31, 2015 or 2014.

As of December 31, 2015 and 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of December 31, 2015 and 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $79.3 million and $85.8 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue from the sale of equipment and services generally is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales generally is recognized upon shipment to customers.  Revenue from recurring services generally is recognized ratably over the service term.  Upfront fees collected in connection with services to consumer subscribers in our Hughes segment are deferred and recognized as revenue over the estimated subscriber life.  We may offer rebates to qualifying new consumer subscribers in our Hughes segment.  We reduce related revenue at inception of the subscriber contract based on an estimate of the number of rebates that will be redeemed.  Our estimates are based on historical experience and actual sales during the promotion.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Services and other revenue includes revenue from leases of satellite capacity and equipment.  We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

In situations where customer offerings represent an arrangement for both services and equipment, revenue elements with standalone value to the customer are separated for revenue recognition purposes based on their selling prices if sold separately.  We determine selling prices under a hierarchy that considers vendor-specific objective evidence (“VSOE”), third-party evidence and estimated selling prices.  Typically, we derive VSOE from service renewal rates and optional equipment prices specified in customer contracts or we estimate prices based on the gross margin that we ordinarily realize in transactions with similarly situated customers.

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

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

Cost of Sales - Equipment and Services

Cost of sales - equipment primarily consists of inventory costs, including freight and royalties.  Cost of sales - equipment generally is recognized as products are delivered to customers and related revenue is recognized.  Cost of sales - services primarily consists of costs of digital broadcast operations, satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the services provided.  Costs of sales - services generally are charged to expense as incurred.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred.  A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order.  In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales for the years ended December 31, 2015, 2014 and 2013 includes research and development costs of approximately $59.2 million, $68.4 million and $65.3 million, respectively.  In addition, we incurred $78.3 million, $60.9 million and $67.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, for other research and development expenses.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subscriber Acquisition Costs

Subscriber Acquisition Costs (“SAC”) consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to non-wholesale consumer customers at the inception of service or hardware upgrade.  SAC is deferred when a customer enters into a service agreement and is subsequently amortized over the service agreement term in proportion to when the related service revenue is recognized.  We monitor the recoverability of deferred SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the service agreement term.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.  Deferred SAC is included in “Other noncurrent assets, net” in our consolidated balance sheets.

Capitalized Software Costs

Costs related to the procurement and development of software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of December 31, 2015 and 2014, the net carrying amount of externally marketed software was $62.8 million and $48.9 million, respectively.  For the years ended December 2015, 2014 and 2013, we capitalized costs of $22.4 million, $23.1 million and $17.0 million, respectively, related to the development of externally marketed software.  For the years ended December 31, 2015, 2014 and 2013, we recorded amortization expense relating to the development of externally marketed software of $8.4 million, $5.4 million and $1.7 million, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of December 31, 2015.

Stock-based Compensation Expense

Stock-based compensation expense is recognized based on the fair value of stock awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Compensation expense for awards with service conditions only is recognized on a straight-line basis over the requisite service period for the entire award.  Compensation expense for awards subject to performance conditions is recognized only when satisfaction of the performance condition is probable.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2015, 2014 and 2013, we incurred advertising expense of $49.9 million, $50.8 million and $47.4 million, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or related disclosures.  We will adopt this standard on the effective date.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $31.3 million and $39.1 million as of December 31, 2015 and 2014, respectively, as a reduction of our long-term debt balances.  We will adopt this standard on the effective date.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  We adopted this standard early on a prospective basis in our consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 3.      Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock (see Note 4 for definitions and a further discussion of the preferred tracking stock, the EchoStar Group and the Hughes Retail Group) is a participating security that shares in our consolidated earnings and therefore, effective March 1, 2014, the issuance date of the EchoStar Tracking Stock, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group, represented by the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  Moreover, because the reported amount of “Net income attributable to EchoStar” in our consolidated statements of operations and comprehensive income (loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 2.3 million, 2.3 million and 2.7 million shares for the years ended December 31, 2015, 2014 and 2013, respectively.  The calculation also excluded 0.7 million shares of our Class A common stock that were issuable pursuant to our performance based stock incentive plans contingent upon meeting a company-specific performance measure by March 31, 2015, that was not achieved and which resulted in the expiration of such awards as of March 31, 2015.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$153,357	$152,874	$2,525
Less: Net loss attributable to EchoStar Tracking Stock	(10,343)	(12,394)	—
Net income attributable to EchoStar common stock	$163,700	$165,268	$2,525

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	92,397	91,190	89,405
Dilutive impact of stock awards outstanding	1,069	1,426	1,547
Diluted	93,466	92,616	90,952

Earnings per share:
Class A and B common stock:
Basic	$1.77	$1.81	$0.03
Diluted	$1.75	$1.78	$0.03

Note 4.      Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, EchoStar has increased short-term cash flow that it believes will better position it to achieve its strategic objectives.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The EchoStar Tracking Stock is a series of preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.  As of December 31, 2015, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock.  Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly owned by EchoStar and that will hold the Hughes Retail Group.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The transferred net assets increased EchoStar stockholders’ equity and HSS shareholders’ equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock.  The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites.

The net amounts credited to EchoStar stockholders’ equity for the EchoStar Tracking Stock (primarily additional paid-in capital) and the noncontrolling interest in the HSS Tracking Stock were as follows:

	EchoStar	Noncontrolling
	Stockholders	Interest	Total
	(In thousands)
Transferred net assets	$315,643	$82,452	$398,095
Offering costs , net of tax	(2,302)	(610)	(2,912)
Deferred income taxes	(114,525)	(29,971)	(144,496)
Reallocation based on relative liquidation values	(35,300)	35,300	—
Net increase in stockholders’ equity	$163,516	$87,171	$250,687

Note 5.      Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on marketable investment securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $124.3 million, $63.8 million and $32.1 million as of December 31, 2015, 2014 and 2013, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Affected Line Item in our
	Condensed Consolidated	For the Years Ended December 31,
Accumulated Other Comprehensive Loss Components	Statement of Operations	2015	2014	2013
		(In thousands)
Recognition of realized gains on marketable investment securities in net income (1)	Gains (losses) on marketable investment securities, net	$(35)	$(41)	$(36,312)
Recognition of other-than-temporary impairment loss on marketable investment securities in net income (2)	Other-than-temporary impairment loss on marketable investment securities	11,226	—	—
Recognition of foreign currency translation losses in net income (3)	Other, net	1,889	—	—
Total reclassifications, net of tax and noncontrolling interests		$13,080	$(41)	$(36,312)

(1)         When marketable investment securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as Gains (losses) on marketable investment securities, net, in our consolidated statement of operations and comprehensive income (loss).

(2)         In June 2015, September 2015 and December 2015, we recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.  See Note 6 for further discussion.

(3)         As a result of the deconsolidation of several of our European subsidiaries in connection with our investment in SmarDTV SA in May 2015, the related cumulative translation adjustments that were previously recognized in other comprehensive income (loss) were reclassified and recognized as a loss within “Other income (expense)” in our consolidated statement of operations and comprehensive income (loss).  See Note 6 for further discussion.

Note 6.      Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$562,236	$1,049,139
Strategic equity securities	38,864	41,705
Other	11,238	48,259
Total marketable investment securities—current	612,338	1,139,103
Restricted marketable investment securities (1)	13,227	11,712
Total	625,565	1,150,815

Restricted cash and cash equivalents (1)	7,775	7,233

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	31,174
Equity method	128,090	128,788
Total investments in unconsolidated entities—noncurrent	209,264	159,962
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$842,604	$1,318,010

(1)         Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our consolidated balance sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of December 31, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility.  We did not receive any dividend income for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and 2014, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the year ended December 31, 2015, “Other-than-temporary impairment loss on marketable investment securities” included a $6.1 million other-than-temporary impairment of such common stock in our marketable investment portfolio.  For the year ended December 31, 2015, “Gains (losses) on marketable investment securities, net” includes $6.5 million in losses on such common stock in our trading securities portfolio, which had a fair value of $10.3 million as of December 31, 2015.  Other-than-temporary impairment losses for the year ended December 31, 2015 also includes a $5.1 million impairment of our shares of common stock in another company that experienced a severe decline in market value during the third and fourth quarters of 2015.  We did not record any other-than-temporary impairment losses during the years ended December 31, 2014 or 2013.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds.

Restricted Cash and Marketable Investment Securities

As of December 31, 2015 and 2014, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2015
Debt securities:
Corporate bonds	$562,849	$10	$(623)	$562,236
Other (including restricted)	24,495	—	(30)	24,465
Equity securities - strategic	20,855	7,748	(82)	28,521
Total marketable investment securities	$608,199	$7,758	$(735)	$615,222
As of December 31, 2014
Debt securities:
Corporate bonds	$1,050,803	$33	$(1,697)	$1,049,139
Other (including restricted)	59,977	1	(7)	59,971
Equity securities - strategic	32,081	12,849	(3,225)	41,705
Total marketable investment securities	$1,142,861	$12,883	$(4,929)	$1,150,815

As of December 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $519.3 million with contractual maturities of one year or less and $67.4 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of December 31, 2015.

	As of December 31,
	2015		2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$364,160	$(609)	$968,941	$(4,929)
12 months or more	149,889	(126)	—	—
Total	$514,049	$(735)	$968,941	$(4,929)

Sales of Marketable Investment Securities

We recognized de minimis gains from the sales of our available-for-sale securities for the year ended December 31, 2015 and $0.1 million and $36.3 million for the years ended December 31, 2014 and 2013, respectively.  We recognized de minimis losses from the sales of our available-for-sale securities for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Proceeds from sales of our available-for-sale securities totaled $111.5 million, $190.5 million and $177.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of December 31, 2015 and 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2015			2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$840,950	$38,771	$802,179	$437,886	$58,108	$379,778
Debt securities:
Corporate bonds	$562,236	$—	$562,236	$1,049,139	$—	$1,049,139
Other (including restricted)	24,465	12,078	12,387	59,971	5,630	54,341
Equity securities - strategic	38,864	38,864	—	41,705	41,705	—
Total marketable investment securities	$625,565	$50,942	$574,623	$1,150,815	$47,335	$1,103,480

Investments in Unconsolidated Entities — Noncurrent

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

In June 2015, we purchased an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company.  OneWeb plans to develop and operate a global network of low-earth orbit Ku-band satellites to provide internet access to fixed and mobile terminals.  We do not exercise significant influence over the management of OneWeb; accordingly, we account for the investment using the cost method.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2015, we acquired a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for cash of $13.9 million and the contribution of several of our European subsidiaries to SmarDTV.  We recorded our initial investment in SmarDTV at $20.0 million, representing our estimate of the investment’s fair value using discounted cash flow techniques.  Our estimate included significant unobservable inputs related to SmarDTV’s future operations and is categorized within Level 3 of the fair value hierarchy.  As of the acquisition date, we deconsolidated the contributed entities and recognized a $2.6 million loss within “Other income (expense)” in our consolidated statement of operations and comprehensive income (loss), consisting of: (i) a $0.7 million loss resulting from our initial investment (at fair value) being less than the sum of our $13.9 million cash payment and the carrying amount of the net assets of the deconsolidated entities and (ii) the reclassification from accumulated other comprehensive loss of $1.9 million in foreign currency translation adjustments related to the deconsolidated entities.  The net assets of the deconsolidated entities included property and equipment of $6.7 million and cash of $0.8 million.  We have the ability to exercise significant influence over SmarDTV and therefore account for our investment using the equity method.  We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV.  See Note 19 for information about our related party transactions with SmarDTV subsequent to the date of our initial investment.

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

As of December 31, 2013, our equity method investments included $18.0 million for our investment in DISH Digital Holding, L.L.C. (now known as Sling TV Holding L.L.C., “Sling TV Holding”), a joint venture between us and DISH Network.  The carrying amount of our investment reflected the $44.7 million aggregate carrying amount of cash and certain noncash assets that we contributed to Sling TV Holding upon its formation on July 1, 2012 in exchange for a one-third equity interest in Sling TV Holding, less our equity in the net loss of Sling TV Holding of $16.5 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively.  Effective August 1, 2014, we and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, we exchanged our one-third voting interest in Sling TV Holding, which we accounted for using the equity method, for a 10.0% non-voting interest in Sling TV Holding, which we account for using the cost method.  As part of this transaction, we received a distribution of certain noncurrent assets associated with Move Networks, including property and equipment, technology-related intangible assets and goodwill.  Because we and Sling TV Holding are entities under common control, we recorded the distributed assets at their carrying amounts in Sling TV Holding’s accounts, which totaled $34.1 million at the date of distribution, and we recorded our non-voting interest at $1.1 million, which represents 10.0% of the carrying amount of the remaining equity in Sling TV Holding.  These amounts exceeded the carrying amount of our existing equity method investment by $8.8 million, which was credited to additional paid-in capital because gain recognition generally is precluded by GAAP in exchanges between entities under common control.  In connection with our obligations associated with our interest prior to the Exchange Agreement, we contributed $18.6 million in cash to Sling TV Holding during the third quarter of 2014.  We have no obligation to contribute additional capital to Sling TV Holding.  See Note 19 for more information regarding the Exchange Agreement with Sling TV Holding.

Investment in TerreStar

In 2008, we invested in certain debt securities (“Exchangeable Notes”) of TerreStar Networks Inc. (“TerreStar”), which subsequently filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 2010.  We accounted for our investment in the Exchangeable Notes using the fair value method and, as of December 31, 2011, our investment was stated at its estimated fair value of zero.  Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to TerreStar’s Chapter 11 plan of reorganization.  In December 2014 and January 2016, we received $5.8 million and $0.8 million, respectively, in cash distributions from the indenture trustee in satisfaction of

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

our claims related to the Exchangeable Notes.  We accrued a receivable as of December 31, 2015 for the 2016 receipt and recognized the distributions as gains in “Other, net” within “Other Income (Expense)” in our consolidated statement of operations and comprehensive income (loss) and we reported the 2014 cash receipt in “Other, net” within “Cash Flows from Investing Activities” in our consolidated statement of cash flows for the year ended December 31, 2014.

Note 7.      Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$168,714	$160,886
Contracts in process, net	23,011	16,534
Total trade accounts receivable	191,725	177,420
Allowance for doubtful accounts	(12,485)	(14,188)
Trade accounts receivable - DISH Network	277,159	251,669
Total trade accounts receivable, net	$456,399	$414,901

As of December 31, 2015 and 2014, progress billings offset against contracts in process amounted to $2.9 million and $2.5 million, respectively.

Note 8.      Inventory

Our inventory consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Finished goods	$52,839	$49,038
Raw materials	9,042	6,192
Work-in-process	5,129	7,733
Total inventory	$67,010	$62,963

Note 9.      Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2015	2014
		(In thousands)
Land	—	$41,457	$42,826
Buildings and improvements	1-40	367,947	375,920
Furniture, fixtures, equipment and other	1-12	1,254,325	1,223,807
Customer rental equipment	2-4	588,430	498,180
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	935,104
Construction in progress	—	1,112,267	637,189
Total property and equipment		6,411,064	6,094,146
Accumulated depreciation		(2,998,074)	(2,899,353)
Property and equipment, net		$3,412,990	$3,194,793

As of December 31, 2015 and 2014, accumulated depreciation included amounts for satellites acquired under capital leases of $268.1 million and $481.5 million, respectively.  In August 2014, our then existing capital lease

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreements for the AMC-15 and AMC-16 satellites were extended and are being accounted for as operating leases for their extended terms.

In December 2015, we recognized an impairment loss of $2.4 million related to certain building and equipment in our EchoStar Technologies segment.

Construction in progress consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$963,103	$583,877
Satellite related equipment	126,373	34,270
Other	22,791	19,042
Construction in progress	$1,112,267	$637,189

For the years ended December 31, 2015, 2014 and 2013, we recorded $63.8 million, $23.8 million and $4.0 million, respectively, of capitalized interest related to our satellites and satellite payloads under construction.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Satellites	$197,469	$210,763	$180,517
Furniture, fixtures, equipment and other	135,536	123,360	126,625
Customer rental equipment	105,725	116,685	98,076
Buildings and improvements	13,513	13,734	13,449
Total depreciation expense	$452,243	$464,542	$418,667

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $56.2 million, $59.7 million and $59.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Satellites

As of December 31, 2015, we utilized in support of our operations, 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.  We utilized two satellites that were accounted for as operating leases and are not included in property and equipment as of December 31, 2015.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2015.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III (4)	ESS	October 1997	61.5 W	12
EchoStar VI (4)	ESS	July 2000	96.2 W	12
EchoStar VII (2)(3)	ESS	February 2002	119 W	3
EchoStar VIII (2)(4)	ESS	August 2002	77 W	12
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5W	15
EUTELSAT 10A (“W2A”) (6)	Other	April 2009	10 E	—

Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10

Operating Leases:
AMC-15	ESS	October 2004	105 W	—
AMC-16 (7)	ESS	December 2004	85 W	—

(1)         Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)         See Note 19 for discussion of related party transactions with DISH Network.

(3)         Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 4).

(4)         Fully depreciated assets.

(5)         Depreciable life represents the remaining useful life as of June 30, 2013, the date the EchoStar XII satellite was impaired.

(6)         The Company acquired the S-band payload on this satellite, which prior to the acquisition in December 2013, experienced an anomaly at the time of the launch.  As a result, the S-band payload is not fully operational.

(7)         Operating lease expired in February 2016.

Our owned and leased satellites under construction as of December 31, 2015 are presented below.

Satellites	Segment	Expected Launch Date
EUTELSAT 65 West A (1)	Hughes	First quarter of 2016
EchoStar XXI	Other	Second quarter of 2016
EchoStar XXIII	Other	Third quarter of 2016
EchoStar XIX	Other	Fourth quarter of 2016
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)         We entered into satellite services agreements for certain capacity on these satellites once launched, but are not parties to the construction contracts.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

63 West Agreements.  In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  The satellite services agreements require us to make prepayments while the satellite is under construction.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

Satellite Construction — Launch Services Costs.  In the third quarter of 2015, we mutually agreed with a vendor to cancel an existing launch services agreement for the launch of the EchoStar XIX satellite.  Pursuant to the cancellation, we received a refund of prior payments related to the launch services, and credited the refund amount to construction in progress in the third quarter of 2015.  Also in the third quarter of 2015, we entered into an agreement with a different vendor to provide for the launch of the satellite, which is expected to be launched in the fourth quarter of 2016.

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites.  As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease.  The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements.  We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction.  In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2015, 2014 and 2013, we recognized such gains of $4.5 million, zero, and $6.7 million, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results.  We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2015.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We generally do not carry in-orbit insurance on our satellites or use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.  Therefore, we generally bear the risk of any uninsured launch or in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.  In addition, although we were not required to maintain in-orbit insurance pursuant to our service agreement with DISH Network for the EchoStar XV satellite, we would have been liable for any damage caused by our use of the satellite and therefore we carried third-party insurance on the EchoStar XV satellite until the termination of our service agreement with DISH Network for the EchoStar XV satellite in November 2015.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar XII.  Prior to 2013, our EchoStar XII satellite experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In the second quarter of 2013, we determined that the carrying amount of the satellite was not recoverable as a result of expected reductions in the monthly recurring lease payments due to future capacity loss.  Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013.  Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite to reflect a remaining estimated useful life of 18 months.  As of December 31, 2015 and 2014, the EchoStar XII satellite was fully depreciated.

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

Changes in the carrying amount of our goodwill by reportable segment for the years ended December 31, 2015 and 2014 are as follows:

	Hughes	ETC	Consolidated Total
	(In thousands)
Balance as of December 31, 2013	$504,173	$—	$504,173
Sling TV Holding exchange	—	6,457	6,457
Balance as of December 31, 2014	504,173	6,457	510,630
Balance as of December 31, 2015	$504,173	$6,457	$510,630

As of December 31, 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

In August 2014, we and Sling TV Holding entered into the Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to us at their carrying amounts, including our Move Networks business with associated goodwill of $6.5 million.  See Note 19 for information about the Exchange Agreement.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of		Currency	As of
	December 31,		Translation	December 31,
	2014	Additions	Adjustment	2015
	(In thousands)
Finite useful lives:
Cost	$103,499	$—	$(21,492)	$82,007
Accumulated amortization	(6,778)	(4,741)	1,667	(9,852)
Net	96,721	(4,741)	(19,825)	72,155
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$568,378	$(4,741)	$(19,825)	$543,812

In December 2013, we acquired 100.0% of Solaris Mobile which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services and a complementary ground component services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  On the acquisition date, EchoStar Mobile lacked certain inputs and processes that would be necessary to be considered a business.  Accordingly, we accounted for the transaction as an acquisition of net assets.  The primary acquired asset was an EU regulatory authorization for S-band frequencies, which had a cost of $51.8 million, consisting of $43.4 million in cash payments and $10.3 million in assumed liabilities.  The cost of the regulatory authorization is being amortized using the straight-line method over the remaining term of the authorization ending in May 2027.

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

Amortization expense for the regulatory authorizations with finite lives was $4.7 million, $6.1 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of December 31,
	Average	2015			2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$293,932	$(213,543)	$80,389	$293,932	$(185,393)	$108,539
Contract-based	10	255,366	(251,493)	3,873	255,366	(233,009)	22,357
Technology-based	7	137,337	(111,840)	25,497	140,837	(100,940)	39,897
Trademark portfolio	20	29,700	(6,806)	22,894	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets		$721,042	$(588,389)	$132,653	$724,542	$(528,880)	$195,662

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the years ended December 31, 2015, 2014 and 2013, intangible asset amortization expense was $75.9 million, $92.1 million and $88.4 million, respectively, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future Amortization

As of December 31, 2015, our estimated future amortization of intangible assets, including regulatory authorizations with finite lives, was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2016	$48,913
2017	30,040
2018	22,325
2019	21,111
2020	15,774
Thereafter	69,996
Total	$208,159

Note 11.            Debt and Capital Lease Obligations

As of December 31, 2015 and 2014, our debt primarily consisted of our Senior Secured Notes and Senior Unsecured Notes, as defined below, and our capital lease obligations.  The Notes are registered with the Securities and Exchange Commission.

The following table summarizes the carrying amounts and fair values of our debt:

		As of December 31,
		2015		2014
	Interest	Carrying	Fair	Carrying	Fair
	Rates	Amount	Value	Amount	Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$990,000	$1,071,675	$1,100,000	$1,177,000
7 5/8% Senior Unsecured Notes due 2021	7.625%	900,000	954,000	900,000	994,500
Other	5.5 - 13.25%	803	803	1,240	1,240
Subtotal		1,890,803	$2,026,478	2,001,240	$2,172,740
Capital lease obligations		332,838		366,447
Total debt and capital lease obligations		2,223,641		2,367,687
Less: Current portion		(35,698)		(41,912)
Long-term portion of debt and capital lease obligations		$2,187,943		$2,325,775

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Unsecured Notes due 2021

On June 1, 2011, our subsidiary, Hughes Satellite Systems Corporation (“HSS”), issued $1.10 billion aggregate principal amount of 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011, (as amended the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.  As of December 31, 2015, the outstanding principal balance on the Senior Secured Notes was $990.0 million.

On June 1, 2011, HSS also issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes (the “Senior Unsecured Notes,” and together with the “Senior Secured Notes,” the “Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011, (as amended the “Unsecured Indenture”, and together with the “Secured Indenture”, the “Indentures”).  The Senior Unsecured Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

year.  As of December 31, 2015, the outstanding principal balance on the Senior Unsecured Notes was $900.0 million.

The Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the Indentures, together with accrued and unpaid interest, if any, to the date of redemption.  On June 12, 2015, we redeemed $110.0 million of the Senior Secured Notes at a redemption price equal to 103.0% of the principal amount plus related and unpaid accrued interest.  As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and a $1.7 million write-off of related deferred financing costs.

The Senior Secured Notes are:

•                  general secured obligations of HSS;

•                  secured by a first priority security interest in substantially all of the assets of HSS and certain of its subsidiaries, subject to certain exceptions and permitted liens as provided in the Secured Indenture;

•                  effectively junior to HSS’ obligations that are secured by assets that are not part of the collateral that secures the Senior Secured Notes, in each case to the extent of the value of the collateral securing such obligations;

•                  effectively senior to HSS’ existing and future unsecured obligations to the extent of the value of the collateral securing the Senior Secured Notes, after giving effect to permitted liens as provided in the Secured Indenture;

•                  senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the Senior Secured Notes;

•                  structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the Senior Secured Notes; and

•                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of HSS’ subsidiaries that guarantee the Senior Secured Notes.

The Senior Unsecured Notes are:

•                  general unsecured obligations of HSS;

•                  effectively junior to HSS’ obligations that are secured to the extent of the value of the collateral securing such obligations;

•                  senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the Senior Unsecured Notes;

•                  structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the Senior Unsecured Notes; and

•                  unconditionally guaranteed, jointly and severally, on a general senior basis by certain of HSS’ subsidiaries that guarantee the Senior Unsecured Notes.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on the ability of HSS and, in certain instances, the ability of certain of its subsidiaries, to:

•                  pay dividends or make distributions on capital stock or repurchase capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer or sell assets;

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries of HSS to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Indentures, HSS would be required to make an offer to repurchase all or any part of a holder’s Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, to secure HSS’ obligations under the Senior Secured Notes and related guarantees.

Debt Issuance Costs

As of December 31, 2015 we had not early adopted ASU 2015-03 (see Note 2) and unamortized debt issuance costs associated with our Notes were reported in “Other noncurrent assets” in our consolidated balance sheets.  For the years ended December 31, 2015, 2014 and 2013, we amortized $6.0 million, $5.8 million and $5.4 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 9).  These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance.  The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity.  Certain of these agreements provide for extension of the initial lease term at our option.  The effective interest rates for our satellite capital lease obligations range from 9.1% to 11.2%, with a weighted average of 10.5% as of December 31, 2015.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively.  As discussed in Note 19, we have subleased transponders on these satellites to DISH Network.  As discussed in Note 9, in August 2014, our then existing capital lease agreements for the AMC-15 and AMC-16 satellites were extended.  The AMC-15 agreement is being accounted for as an operating lease.  The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2015, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2016	$94,008
2017	90,144
2018	88,182
2019	87,930
2020	87,818
Thereafter	257,999
Total minimum lease payments	706,081
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(214,242)
Net minimum lease payments	491,839
Less: Amount representing interest	(159,001)
Present value of net minimum lease payments	332,838
Less: Current portion	(34,895)
Long-term portion of capital lease obligations	$297,943

For the years ended December 31, 2015, 2014 and 2013, we received rental income of approximately $132.4 million, $132.4 million and $126.7 million, respectively, from the sublease of our capital lease satellites.  As of December 31, 2015, our future minimum sublease rental income was $613.3 million, relating to such satellites.

Note 12.            Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$224,058	$172,276	$(50,551)
Foreign	(2,486)	6,057	16,515
Total income (loss) before income taxes	$221,572	$178,333	$(34,036)

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current benefit (provision):
Federal	$(165)	$(2,593)	$1,118
State	(9,601)	9,006	6,531
Foreign	(6,303)	(5,455)	(5,992)
Total current benefit (provision)	(16,069)	958	1,657

Deferred benefit (provision):
Federal	(62,572)	(31,905)	26,511
State	4,818	(1,283)	10,074
Foreign	1,622	1,446	(805)
Total deferred (provision) benefit	(56,132)	(31,742)	35,780
Total income tax (provision) benefit, net	$(72,201)	$(30,784)	$37,437

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The actual tax provisions for the years ended December 31, 2015, 2014 and 2013 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2015	2014	2013

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.1%	(0.2)%	21.0%
Permanent differences	3.6%	0.6%	(10.7)%
Tax credits	(10.1)%	(18.6)%	48.7%
Valuation allowance	2.8%	(0.9)%	14.2%
Other	(0.8)%	1.4%	1.8%
Total effective tax rate	32.6%	17.3%	110.0%

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$315,924	$412,744
Unrealized losses on investments, net	47,678	30,248
Accrued expenses	34,037	34,632
Stock-based compensation	13,345	8,445
Other asset	9,534	12,157
Total deferred tax assets	420,518	498,226
Valuation allowance	(72,131)	(73,664)
Deferred tax assets after valuation allowance	348,387	424,562

Deferred tax liabilities:
Depreciation and amortization	(993,326)	(1,014,812)
Other liabilities	(1,412)	(748)
Total deferred tax liabilities	(994,738)	(1,015,560)
Total net deferred tax liabilities (1)	$(646,351)	$(590,998)

Current portion of net deferred tax assets (1)	$—	$87,208
Noncurrent portion of net deferred tax liabilities	(646,351)	(678,206)
Total net deferred tax liabilities	$(646,351)	$(590,998)

(1)         In 2015, we early adopted ASU 2015-17 (see Note 2), which resulted in the classification of all of our deferred taxes as noncurrent as of December 31, 2015.  We did not retrospectively reclassify our current deferred tax balances as of December 31, 2014.

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $72.1 million and $73.7 million as of December 31, 2015 and 2014, respectively.  The change in the valuation allowance primarily relates to a decrease in realized and unrealized gains that are capital in nature, partially offset by an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  As of December 31, 2015, we had net operating loss carryforwards of $768.8 million, including $92.7 million of foreign net operating loss carryforwards.  A substantial portion of these net operating loss carryforwards will begin to expire in 2029.  As of December 31, 2015, we have tax credit carryforwards of $96.9 million and $30.6 million for federal

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and state income tax purposes, respectively.  If not utilized, the federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2016.

Additionally, tax benefits from excess tax deductions attributable to stock-based compensation has resulted in $38.4 million of net operating loss carryforwards that will not be recognized as a credit to additional paid in capital until such deductions reduce taxes payable.  We follow the tax law ordering rules, which assume that stock option deductions are realized when they have been used for tax purposes.

As of December 31, 2015, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax.  As of December 31, 2015, we are currently under a U.S. federal income tax examination for fiscal years 2009 and 2010.  We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions.  We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003.  As of December 31, 2015, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2012.  We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2015	2014	2013
	(In thousands)
Balance as of beginning of period	$44,839	$43,319	$34,677
Additions based on tax positions related to the current year	11,748	3,806	81
Additions based on tax positions related to prior years	5,779	4,643	9,929
Reductions based on tax positions related to prior years	—	(81)	(1,253)
Reductions based on tax settlements	—	(6,848)	(115)
Balance as of end of period	$62,366	$44,839	$43,319

As of December 31, 2015, we had $62.4 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  As of December 31, 2014, we had $44.8 million of unrecognized income tax benefits, all of which if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2015, 2014 and 2013, our income tax provision or benefit included an insignificant amount of interest and penalties.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 13.            Stockholders’ Equity

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

In February 2014, our board of directors authorized 13,000,000 shares of Hughes Retail Preferred Tracking Stock with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014 and remain outstanding as of December 31, 2015.  See Note 4 for a discussion of the Hughes Retail Preferred Tracking Stock.

Common Stock

Our Class A, Class B, and Class C common stock are equivalent except for voting rights.  Holders of Class A and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.  Upon a change in control of the Company, each holder of outstanding shares of Class C common stock is entitled to 10 votes for each share of Class C common stock held.  Each share of Class B and Class C common stock is convertible, at the option of the holder, into one share of Class A common stock.  Our principal stockholder owns the majority of all outstanding Class B common stock and, together with all other stockholders, owns outstanding Class A common stock.  There are no shares of Class C common stock outstanding.

Any holder of Class D common stock is not entitled to a vote on any matter or to convert the shares of Class D common stock into any other class of common stock.  There are no shares of Class D common stock outstanding.

Each share of common stock is entitled to receive its pro rata share, based upon the number of shares of common stock held, of dividends and distributions upon liquidation.

Common Stock Repurchase Program

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2016.  For the years ended December 31, 2015, 2014 and 2013, we did not repurchase any common stock under this program.

Note 14.            Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), under which we are authorized to issue 2.5 million shares of Class A common stock.  As of December 31, 2015, we had 0.8 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85.0% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  For the years ended December 31, 2015, 2014 and 2013, employee purchases of Class A common stock through the ESPP totaled 362,000 shares, 283,000 shares and 268,000 shares, respectively.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees were entitled to contribute up to 75.0% of their compensation subject to the Internal Revenue Service (“IRS”) limit of $18,000 (or $24,000 for employees eligible to make Catch-Up contributions) in 2015.  We amended the Plan in October 2015 to provide eligible employees with the option to make after-tax contributions (“Roth 401(k) contributions”) to the Plan so that they may contribute up to 75% of their compensation on a pre-tax and/or after-tax basis subject to the IRS limit.  For Roth 401(k) contributions, earnings receive favorable tax treatment upon distribution as long as certain conditions are met.  All employee contributions to the Plan are immediately vested.  The Company will match 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually.  The Company match is calculated each pay period there is an employee contribution.  Company contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service.  Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions.  Our board of directors may also authorize an annual discretionary contribution to the Plan to be made in cash or our stock, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.

For the years ended December 31, 2015, 2014 and 2013, we recognized matching contributions, net of forfeitures, of $7.4 million, $6.8 million and $6.1 million, respectively, and made discretionary contributions of shares of our Class A common stock, net of forfeitures, with a fair value of $10.4 million, $10.2 million and $10.3 million, respectively (approximately 204,000, 207,000 and 139,000 shares, respectively), to the Plan.

Note 15.            Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance-based and non-performance based stock incentives.  As of December 31, 2015, we had outstanding under these plans stock options to acquire 5.9 million shares of our Class A common stock and approximately 57,000 restricted stock units.  Stock options granted prior to and on December 31, 2015 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and with a maximum term of ten years.  While generally we issue stock awards subject to vesting, typically over three to five years, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain performance objectives.  As of December 31, 2015, we had 4.3 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2015	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $10.00	686	1	$2.12	686	1	$2.12
$10.01 - $15.00	84,329	3	$14.83	84,329	3	$14.83
$15.01 - $20.00	246,524	4	$18.96	246,524	4	$18.96
$20.01 - $25.00	496,947	4	$20.29	480,947	4	$20.25
$25.01 - $30.00	305,415	4	$28.12	227,415	3	$28.64
$30.01 - $35.00	403,001	7	$34.04	349,001	6	$34.02
$35.01 - $40.00	2,378,839	6	$37.90	1,440,839	6	$37.70
$40.01 and above	1,977,500	9	$49.42	252,500	8	$48.09
	5,893,241	7	$38.38	3,082,241	5	$32.61

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	6,669,614	$34.02	6,271,058	$30.43	7,908,300	$27.21
Granted	929,000	$51.59	1,161,000	$47.84	1,190,000	$38.75
Exercised	(894,071)	$27.78	(697,544)	$24.87	(2,494,893)	$24.65
Forfeited and cancelled	(811,302)	$29.45	(64,900)	$32.65	(332,349)	$27.01
Total options outstanding, end of period	5,893,241	$38.38	6,669,614	$34.02	6,271,058	$30.43
Performance-based options outstanding, end of period (1)	—	$—	623,100	$25.27	629,300	$25.27
Exercisable at end of period	3,082,241	$32.61	3,013,114	$29.66	2,712,891	$28.69

(1)         These stock options are included in the caption “Total options outstanding, end of period.”  See discussion of the 2005 LTIP below.

We realized total tax benefits from stock options exercised of $7.9 million, $7.2 million and $21.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	96,768	$29.29	121,877	$29.93	151,683	$30.18
Granted	100,000	$50.00	—	$—	—	$—
Vested	(83,992)	$45.72	(22,877)	$33.08	(22,876)	$33.08
Forfeited and cancelled	(55,448)	$27.01	(2,232)	$25.51	(6,930)	$24.88
Total restricted stock units outstanding, end of period	57,328	$42.31	96,768	$29.29	121,877	$29.93
Restricted Performance Units outstanding, end of period	33,334	$50.00	55,448	$27.00	57,680	$26.94

We granted 100,000 restricted stock units (“RSUs”) for the year ended December 31, 2015.  The RSUs vest based on the attainment of certain quarterly company performance criteria for the second, third and fourth quarters of 2015 and will expire on March 31, 2016.  For the year ended December 31, 2015, 66,666 of the RSUs vested and vesting of the remaining 33,334 RSUs is probable.

2005 LTIP.  During 2005, DISH Network adopted a long-term, performance-based stock incentive plan (the “2005 LTIP”).  The 2005 LTIP provided stock options and RSUs, either alone or in combination, with vesting over seven years at the rate of 10.0% per year during the first four years, and at the rate of 20.0% per year thereafter.  In connection with the Spin-off, those stock options and RSUs were converted into EchoStar stock options and RSUs with the same terms and obligations as were provided under the 2005 LTIP.  As of December 31, 2014, all outstanding awards under the terms of the 2005 LTIP had satisfied applicable time-based vesting requirements and were subject only to a performance condition that a company-specific goal is achieved by March 31, 2015.  In 2015 we determined that the company-specific goal was no longer achievable under the terms of the 2005 LTIP.  Accordingly, the 2005 LTIP and all outstanding awards under the terms of the 2005 LTIP were cancelled and terminated during 2015.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2015, 2014 and 2013 and was assigned to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Research and development expenses	$4,570	$2,403	$3,478
Selling, general and administrative expenses	17,269	12,280	14,875
Total stock-based compensation	$21,839	$14,683	$18,353

As of December 31, 2015, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $33.1 million.  This cost is based on an estimated future forfeiture rate of approximately 2.0% per year and will be recognized over a weighted-average period of approximately two years.

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2015, 2014 and 2013 was estimated at the date of the grant using a Black-Scholes option valuation model.  The estimated grant-date fair values and related assumptions were as follows:

For the Years Ended December 31,
Assumptions:	2015	2014	2013
Risk-free interest rate	1.38% - 1.80%	1.72% - 1.85%	0.99% - 1.54%
Volatility factor	27.16% - 27.85%	29.05% - 35.02%	37.54% - 42.23%
Expected term of options in years	5.3 - 5.4	5.2 - 5.3	5.4 - 5.5
Weighted-average grant-date fair value	$12.25 - $15.05	$13.79 - $17.21	$15.59 - $17.20

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

Based on the closing market price of our Class A common stock on December 31, 2015, the aggregate intrinsic value of our stock options was $24.7 million for options outstanding and $22.3 million for options exercisable as of December 31, 2015.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16.    Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Payments Due in the Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt	$1,890,803	$803	$—	$—	$990,000	$—	$900,000
Capital lease obligations	332,838	34,895	34,502	36,287	40,143	44,558	142,453
Interest on long-term debt and capital lease obligations	761,689	166,086	162,805	159,265	123,191	86,697	63,645
Satellite-related obligations	1,134,217	534,871	165,992	119,976	55,654	53,662	204,062
Operating lease obligations	100,274	26,324	19,469	11,919	9,800	8,543	24,219
Purchase and other obligations	227,028	225,361	1,667	—	—	—	—
Total	$4,446,849	$988,340	$384,435	$327,447	$1,218,788	$193,460	$1,334,379

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.  We incurred satellite-related expenses of $160.8 million, $178.8 million and $181.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Rent Expense

For the years ended December 31, 2015, 2014 and 2013, we recorded $22.0 million, $21.3 million and $22.6 million, respectively, of operating lease expense relating to the leases of office space, equipment, and other facilities.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.  There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals.  Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases described below, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

We intend to vigorously defend the proceedings against us.  In the event that a court ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers.  In addition, adverse decisions against DISH Network in the proceedings described below could decrease the number of products and components we sell to DISH Network, which could have a material adverse effect on our business operations and our financial condition, results of operation and cash flows.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS Corporation and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that certain of our set-top boxes infringe the 233 patent.  On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  On January 26, 2015, we and DISH Network filed a petition before the United States Patent and Trademark Office challenging the validity of the 233 patent, which was subsequently instituted along with two third-party petitions also challenging the validity of the 233 patent.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of our petition before the United States Patent and Trademark Office, and on January 16, 2016, the United States Patent and Trademark Office held oral arguments on the merits of the petition.  CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.  On January 15, 2016, the defendants filed a petition challenging the validity of the 073 patent and the 874 patent.

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

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Slingbox unit’s placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4 Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  As discussed below, the Fox action was dismissed on February 11, 2016.  As a result, the parties to the NBC action have until February 26, 2016 to file a status report indicating their intended course of action.  No trial date is currently set on the NBC claims.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper Transfers™ feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox unit’s placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  On January 12, 2015, the Court entered an order ruling on the parties’ respective summary judgment motions, holding that: (a) the Slingbox unit’s placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox unit’s placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH’s retransmission consent agreement with Fox.  At the parties’ joint request, the Court had stayed the case until January 15, 2016.  Pursuant to a settlement agreement between us, DISH Network and the Fox plaintiffs, on February 10, 2016, we, DISH Network and the Fox plaintiffs filed a motion to dismiss with prejudice all of our respective claims pending in the California Court.  That motion was granted on February 11, 2016.

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

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that HNS’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On February 1, 2016, Kappa filed a motion to dismiss its claims with prejudice and on February 2, 2016, the action was dismissed accordingly.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. in the United States District Court for the Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action.  On November 16, 2015, the cases were consolidated.

Personalized Media Communications, Inc.

During 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against EchoStar Corporation, DISH Network and Motorola Inc. in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277; and 5,887,243, which relate to satellite signal processing.  PMC is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Subsequently, Motorola Inc. settled with PMC, leaving DISH Network and us as defendants.  On July 18, 2012, pursuant to a Court order, PMC filed a Second Amended Complaint that added Rovi Guides, Inc. (f/k/a/ Gemstar-TV Guide International, Inc.) and TVG-PMC, Inc. (collectively, “Gemstar”) as a party, and added a new claim against all defendants seeking a declaratory judgment as to the scope of Gemstar’s license to the patents in suit, under which DISH Network and we are sublicensees.  On August 12, 2014, in response to the parties’ respective summary judgment motions related to the Gemstar license issues, the Court ruled in favor of PMC and dismissed all claims by or against Gemstar and entered partial final judgment in PMC’s favor as to those claims.  On September 16, 2014, we and DISH Network filed a notice of appeal of that partial final judgment, which is pending.  On November 5, 2014, PMC supplemented its expert report on damages, dropping a higher value damages theory and disclosing that it seeks damages ranging from $167 million to $447 million as of September 30, 2014, excluding pre-judgment interest and possible treble damages under Federal law.  On May 7, 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  In June 2015, we and DISH Network agreed that we would contribute a one-time payment of $5.0 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.  On June 4, 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  We have recorded a loss related to the settlement within “Selling, general and administrative expenses” in our consolidated statement of operations and comprehensive income (loss) of $5.0 million for the year ended December 31, 2015.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and our subsidiaries EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the SlingTV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and Sling-enabled DISH DVRs, infringe the asserted patents. TWM is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company is subject.  Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government.  Some states have adopted similar state whistleblower and false claims provisions.  In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or cash flows, though the resolutions and outcomes, individually or in the aggregate, could be material to our financial position, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

The Company indemnifies its directors, officers and employees for certain liabilities that might arise from the performance of their responsibilities for the Company.  Additionally, in the normal course of its business, the Company enters into contracts pursuant to which the Company may make a variety of representations and warranties and indemnify the counterparty for certain losses.  The Company’s possible exposure under these arrangements cannot be reasonably estimated as this involves the resolution of claims made, or future claims that may be made, against the Company or its officers, directors or employees, the outcomes of which are unknown and not currently predictable or estimable.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  EchoStar Technologies (“ETC”) — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network and Dish Mexico.  In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market.  Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.), and primarily provides support services to DISH Network’s Sling TV operations.  In 2016, we plan to introduce a security and home automation solution provided directly to consumers.

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

Prior to 2015, our Move Networks business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding (see Notes 6, 10 and 19), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our Move Networks business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  All prior period amounts have been retrospectively adjusted to present operations of our Move Networks business in our EchoStar Technologies segment.

For the years ended December 31, 2015, 2014 and 2013, transactions between segments were not significant.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

			EchoStar	All
		EchoStar	Satellite	Other and	Consolidated
	Hughes	Technologies	Services	Eliminations	Total
	(In thousands)
For the Year Ended December 31, 2015
External revenue	$1,344,945	$1,297,510	$489,842	$11,417	$3,143,714
Intersegment revenue	$2,395	$688	$749	$(3,832)	$—
Total revenue	$1,347,340	$1,298,198	$490,591	$7,585	$3,143,714
EBITDA	$396,684	$106,745	$412,607	$(50,683)	$865,353
Capital expenditures	$285,499	$50,593	$101,215	$266,213	$703,520

For the Year Ended December 31, 2014
External revenue	$1,325,887	$1,626,826	$481,579	$11,286	$3,445,578
Intersegment revenue	$1,831	$540	$2,876	$(5,247)	$—
Total revenue	$1,327,718	$1,627,366	$484,455	$6,039	$3,445,578
EBITDA	$356,871	$154,786	$419,442	$(28,518)	$902,581
Capital expenditures	$218,607	$48,616	$28,734	$384,069	$680,026

For the Year Ended December 31, 2013
External revenue	$1,215,783	$1,730,433	$326,828	$9,408	$3,282,452
Intersegment revenue	$2,343	$412	$3,349	$(6,104)	$—
Total revenue	$1,218,126	$1,730,845	$330,177	$3,304	$3,282,452
EBITDA	$281,513	$136,537	$235,993	$(3,946)	$650,097
Capital expenditures	$186,561	$56,935	$12,700	$135,677	$391,873

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
EBITDA	$865,353	$902,581	$650,097
Interest income and expense, net	(111,637)	(162,247)	(177,898)
Depreciation and amortization	(528,158)	(556,676)	(507,111)
Net income (loss) attributable to noncontrolling interests	(3,986)	(5,325)	876
Income (loss) before income taxes	$221,572	$178,333	$(34,036)

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

	As of December 31,
Long-lived assets:	2015	2014
	(In thousands)
North America:
United States	$4,440,590	$4,313,649
Other	1,242	585
All other	158,253	155,229
Total	$4,600,085	$4,469,463

	For the Years Ended December 31,
Revenue:	2015	2014	2013
	(In thousands)
North America:
United States	$2,685,665	$2,958,539	$2,819,968
Other	203,813	220,122	215,787
All other	254,236	266,917	246,697
Total	$3,143,714	$3,445,578	$3,282,452

Transactions with Major Customers.  For the years ended December 31, 2015, 2014 and 2013, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$105,181	$112,692	$113,869
EchoStar Technologies segment	1,141,435	1,443,419	1,560,905
EchoStar Satellite Services segment	423,465	407,236	247,174
Other	11,404	11,244	9,687
Total DISH Network	1,681,485	1,974,591	1,931,635
All other	1,462,229	1,470,987	1,350,817
Total revenue	$3,143,714	$3,445,578	$3,282,452

Percentage of total revenue:
DISH Network	53.5%	57.3%	58.8%
All other	46.5%	42.7%	41.2%

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18.            Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2015:
Total revenue	$798,653	$793,595	$760,879	$790,587
Operating income	$81,205	$94,348	$88,607	$91,873
Net income attributable to EchoStar common stock	$33,402	$33,900	$30,102	$66,296
Basic earnings per share	$0.36	$0.37	$0.33	$0.71
Diluted earnings per share	$0.36	$0.36	$0.32	$0.71

Year ended December 31, 2014:
Total revenue	$826,023	$879,828	$895,840	$843,887
Operating income	$59,820	$92,470	$92,277	$83,523
Net income attributable to EchoStar common stock	$12,653	$33,794	$64,055	$54,766
Basic earnings per share	$0.14	$0.37	$0.70	$0.60
Diluted earnings per share	$0.14	$0.36	$0.69	$0.59

For the quarter ended December 31, 2015, our effective income tax rate decreased due primarily to the re-enactment of federal research and experimentation tax credits in December 2015.  The decrease in our effective tax rate resulted in a $23.2 million decrease in our quarterly tax provision.

For the quarter ended December 31, 2014, our operating results included a gain of $5.8 million related to our investment in TerreStar (See Note 6).

Note 19.            Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 4 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 2012, we and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 2012 to December 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days’ notice prior to the end of the term.  In May 2014, we received DISH Network’s notice to extend the 2012 Receiver Agreement for one year to December 2015, and in November 2015, we amended the 2012 Receiver Agreement with DISH Network to extend the term of the 2012 Receiver Agreement for one year to December 2016.

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 to December 2016.  The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days’ notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

Broadcast Agreement for Certain Sports Related Programming.  In May 2010, we and DISH Network entered into a broadcast agreement pursuant to which we provide certain broadcast services to DISH Network in connection with its carriage of certain sports related programming.  The term of this agreement is ten years.  If DISH Network terminates this agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.  The fees for the broadcast services provided under this agreement depend, among other things, upon the cost to develop and provide such services.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 4, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network has elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015.  In December 2015, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2017.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on the EchoStar VIII satellite as an in-orbit spare.  Effective March 2014, this satellite services arrangement converted to a month-to-month service agreement with both parties having the right to terminate upon 30 days’ notice.  The agreement terminated in accordance with its terms effective November 2015.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII.  DISH Network receives satellite services from us on the EchoStar XII satellite.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) September 2017.  DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  In the event that we or DISH Network does not exercise the six-year renewal option or DISH does not exercise the five-year renewal options, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price.  If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

Nimiq 5 Agreement.  In September 2009, we entered into a fifteen-year satellite service agreement with Telesat to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  In September 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched in September 2011 and was placed into service during November 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  In February 2013, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

103 Degree Orbital Location/SES-3.  In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us commencing in June 2013 on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

Satellite and Tracking Stock Transaction.  In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us.  See Note 4 for further information.

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending in December 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the Satellite and Tracking Stock Transaction, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we receive satellite services on the EchoStar XV satellite from DISH Network, we have waived the fees for the TT&C services on the EchoStar XV satellite.

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending in December 2016.  This agreement can be terminated by either party upon six months’ prior notice.  This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement.  Upon such extension, both parties have the right to terminate this agreement upon 30 days’ notice.  In February 2016, DISH Network provided us notice to terminate this lease effective August 10, 2016.

Meridian Lease Agreement.  The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending in December 2016.  This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement.  Upon extension, both parties have the right to terminate this agreement upon 30 days’ notice.

Santa Fe Lease Agreement.  The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending in December 2016.  This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement.  Upon extension, both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar Data Networks Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period ending in October 2016.  DISH Network may extend this agreement for an additional five years.

Gilbert Lease Agreement.  The original lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona was a month to month lease and could be terminated by either party upon 30 days’ prior notice.  The original lease was terminated in May 2014.  Effective August 2014, we began leasing this space to DISH Network under a new lease for a period ending in July 2016.  DISH Network has renewal options for three additional one year terms.

Cheyenne Lease Agreement.  The lease for certain space at 530 EchoStar Drive in Cheyenne, Wyoming is for a period ending in December 2031.  This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement.  Upon extension, both parties have the right to terminate this agreement upon 30 days’ notice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DISHOnline.com Services Agreement.  Effective January 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  DISH Network has the option to renew this agreement for successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.  In October 2014, DISH Network exercised its right to renew this agreement for a one-year period ending in December 2015, and in November 2015, DISH Network exercised its right to renew this agreement for an additional one-year period ending in December 2016.

DISH Remote Access Services Agreement.  Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed in February 2016 for an additional one-year period until February 2017.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement.  Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement automatically renewed in February 2016 for an additional one-year period until February 2017.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

Blockbuster Agreements.  In April 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  In June 2011, we completed the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).  HNS, a wholly-owned subsidiary of Hughes Communications, Inc., provided certain broadband products and services to Blockbuster, Inc. (with its subsidiaries, “Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment.

Effective February 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

Radio Access Network Agreement.  In November 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network for a fixed fee.  The parties mutually agreed to terminate this agreement in December 2014.

TerreStar Agreement.  In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.

Hughes Broadband Distribution Agreement.  Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning in January 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

expiration of the then-current term.  In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Set-Top Box Application Development Agreement.  During November 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for set-top boxes for the period ending in February 2016.  The Application Development Agreement automatically renewed in February 2016 for a one-year period ending in February 2017, and renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement.  In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The XiP Encryption Agreement’s term ends on the same day as the 2012 Receiver Agreement and therefore was automatically extended until December 2016 when we and DISH Network extended the 2012 Receiver Agreement in November 2015.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement will expire in February 2017.

Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) (“Sling TV Holding”).  Effective July 2012, we and DISH Network formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by us.  Sling TV Holding was formed to develop and commercialize certain advanced technologies.  At that time, we, DISH Network and Sling TV Holding entered into the following agreements with respect to Sling TV Holding: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of Sling TV Holding; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, Sling TV Holding had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively.

Effective August 2014, we and Sling TV Holding entered into the Exchange Agreement pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest.  As a result, DISH Network has a 90.0% equity interest and a 100% voting interest in Sling TV Holding.  In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Cost of sales — equipment — DISH Network”

Remanufactured Receiver Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and DISH Network extended this agreement for a one-year period ending in December 2015, and in November 2015, we and DISH Network extended this agreement for a one-year period ending in December 2016.  We may terminate the remanufactured receiver agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire DISH Network.

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

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated in June 2014.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on the EchoStar XV satellite and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Effective March 2014, this satellite services agreement converted to a month-to-month service agreement with both parties having the right to terminate this agreement upon 30 days’ notice.  In October 2015, we provided DISH Network a notice to terminate this agreement effective in November 2015, and the agreement was terminated according to its terms in November 2015.

“General and administrative expenses — DISH Network”

Professional Services Agreement.  In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement automatically renewed in January 2016 for an additional one-year period until January 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

El Paso Lease Agreement.  The lease for certain space at 1285 Joe Battle Blvd., El Paso, Texas was for an initial period ending in August 2015, and provided us with renewal options for four consecutive three year terms.  Effective August 2015, we exercised our first renewal option for a period ending in August 2018.

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending in July 2017, subject to the terms of the underlying lease agreement.  In connection with the Exchange Agreement, this license was terminated in August 2014.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  Prior to the agreement with DISH Network, the federal tax benefits of $83.2 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities.  The agreement requires DISH Network to pay us $83.2 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2016.  Accordingly, we recorded a noncurrent receivable from DISH Network for $83.2 million in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013.  In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

We and DISH Network file combined income tax returns in certain states.  In 2014 and 2015, we earned and recognized a tax benefit for certain state income tax credits that we would be unable to utilize currently if we had filed separately from DISH Network.  DISH Network expects to utilize these tax credits to reduce its state income tax payable.  Consistent with accounting principles that apply to transfers of assets between entities under common control, we recorded a charge of $3.0 million and $5.3 million in additional paid-in capital for the years ended December 31, 2015 and 2014, respectively, representing the amount that we estimate is more likely than not to be realized by DISH Network as a result of its utilization of the tax credits that we earned.  We expect to increase additional paid-in capital upon receipt of any consideration paid to us by DISH Network in exchange for these tax credits.

TiVo.  In April 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”).  The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs.  Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network were dissolved.  We and DISH Network are jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017.  Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer.  Subsequent payments are allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment.

Sling Trademark License Agreement.  In December 2014, DISH Digital (now known as Sling TV Holding) entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark through December 2016.

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

Patent Cross-License Agreements.  In December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby:  (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”).  Each Cross-License Agreement covers patents acquired by the respective party prior to January 2017 and aggregate payments under both Cross-License Agreements total less than $10.0 million.  Each Cross-License Agreement also contains an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 2022.  If both options are exercised, the aggregate additional payments to such third party would total less than $3.0 million.  However, we and DISH Network may elect to extend our respective Cross-License Agreement independently of each other.  Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenue of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

PMC.  In 2008, PMC filed suit against us, DISH Network and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  In May 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  In June 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  See Note 16 for further discussion.  In June 2015, we and DISH Network agreed that we would contribute a one-time payment of $5.0 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

TerreStar-2 Development Agreement.  In August 2013, we and DISH Network entered into a development agreement (“T2 Development Agreement”) with respect to the EchoStar XXI satellite under which we reimburse DISH Network for amounts it pays pursuant to an authorization to proceed (“T2 ATP”) with SS/L in connection with the construction of the EchoStar XXI satellite.  In exchange, DISH Network granted us a right of first refusal and right of first offer to purchase the EchoStar XXI satellite during the term of the T2 Development Agreement.  The T2 Development Agreement was amended in December 2013 to provide for the right and option to purchase DISH Network’s rights and obligations under the T2 ATP and the related agreement for the construction of the EchoStar XXI satellite with SS/L.  In December 2014, we exercised our option to purchase DISH Network’s rights and obligations under the T2 Development Agreement for $55.0 million in cash and the agreement terminated pursuant to its terms.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we recorded a $9.6 million charge to additional-paid-in-capital, net of related deferred income taxes.

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Roger J. Lynch.  In November 2009, Mr. Roger J. Lynch became employed by both us and DISH Network as Executive Vice President.  Mr. Lynch was responsible for the development and implementation of advanced technologies that are of potential utility and importance to both us and DISH Network.  Mr. Lynch’s compensation consisted of cash and equity compensation and was borne by both DISH Network and us.  Mr. Lynch’s employment with us terminated in December 2014.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loans.  As of December 31, 2015, the principal outstanding amount of the loans was $0.7 million.  In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $19.6 million, $22.6 million and $14.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, we had trade accounts payable to NagraStar totaling approximately $2.6 million and $3.2 million, respectively.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Digital set-top boxes and related accessories	$66,779	$60,464	$36,929
Satellite services	$23,347	$23,327	$22,638
Uplink services	$4,996	$6,251	$6,735
Other services	$—	$—	$127

	As of December 31,
	2015	2014
	(In thousands)
Due from Dish Mexico	$32,906	$11,012

ECHOSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  For the years ended December 31, 2015, 2014 and 2013, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $2.7 million, $3.3 million and $1.8 million, respectively.  As of December 31, 2015 and 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to a services agreement, we purchased engineering services from SmarDTV totaling $3.6 million for the year ended December 31, 2015.  As of December 31, 2015, we had trade accounts payable to SmarDTV of $0.9 million and a $0.5 million current note receivable from SmarDTV arising from a working capital adjustment pursuant to the acquisition agreement.

ECHOSTAR CORPORATION

SCHEDULE I

We have corrected errors in the presentation of certain assets and liabilities as of December 31, 2014 and in the presentation of related cash flows for the years ended December 31, 2014 and 2013 in the following condensed financial information of the registrant (parent company information only).  We do not believe these errors were material to the condensed financial information.  The errors were limited to the condensed financial information of registrant and did not affect any other reported amounts or disclosures in our consolidated financial statements.

	As of
	December 31, 2014
	As previously reported	As adjusted
	(In thousands)
Condensed Balance Sheet Data
Other current assets	$—	$6,796
Investments in consolidated subsidiaries, including intercompany balances	$2,547,478	$2,034,447
Deferred tax assets	$340,852	$340,246
Total assets	$4,042,822	$3,535,981
Accrued expenses and other	$509,654	$2,813
Total liabilities	$509,654	$2,813
Total liabilities and stockholders’ equity	$4,042,822	$3,535,981

	For the Years Ended
	December 31, 2014		December 31, 2013
	As previously reported	As adjusted	As previously reported	As adjusted
	(In thousands)
Condensed Statement of Cash Flows Data
Deferred tax provision (benefit)	$(267,175)	$(1,105)	$33,380	$7,473
Changes in current assets and current liabilities, net	$298,661	$6,389	$88,677	$11,426
Changes in noncurrent assets and noncurrent liabilities, net	$(975)	$35	$(88,874)	$—
Net cash flows from operating activities	$63,114	$37,922	$55,205	$40,921
Contributions to subsidiaries and affiliates, net	$(300,737)	$(275,545)	$(98,387)	$(84,103)
Net cash flows from investing activities	$(215,088)	$(189,896)	$(198,434)	$(184,150)

CONDENSED BALANCE SHEETS

(Parent Company Information Only— See notes to consolidated financial statements)

(In thousands, except per share amounts)

	As of December 31,
	2015	2014
		(As adjusted)
Assets
Current Assets:
Cash and cash equivalents	$530,678	$273,646
Marketable investment securities	358,995	744,112
Other current assets	2,560	6,796
Total current assets	892,233	1,024,554
Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	2,446,916	2,034,447
Restricted cash and marketable investment securities	862	1,293
Deferred tax assets	245,457	340,246
Other intangible assets, net	5,221	22,185
Investments in unconsolidated entities	26,476	25,319
Other receivable - DISH Network	88,503	87,937
Total noncurrent assets	2,813,435	2,511,427
Total assets	$3,705,668	$3,535,981

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued expenses and other	10,190	2,813
Total current liabilities	10,190	2,813
Total liabilities	10,190	2,813
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at December 31, 2015 and 2014, respectively	6	6
Common Stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015 49,576,247 shares issued and 44,043,929 shares outstanding at December 31, 2014	51	50
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2015 and 2014	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2015 and 2014	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2015 and 2014	—	—
Additional paid-in capital	3,776,451	3,706,122
Accumulated other comprehensive loss	(117,233)	(55,856)
Accumulated earnings (deficit)	134,317	(19,040)
Treasury stock, at cost	(98,162)	(98,162)
Total stockholders’ equity	3,695,478	3,533,168
Total liabilities and stockholders’ equity	$3,705,668	$3,535,981

ECHOSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Parent Company Information Only— See notes to consolidated financial statements)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013

Costs and Expenses:
Selling, general and administrative expenses	$1,482	$1,536	$1,598
Depreciation and amortization	16,964	16,965	16,964
Total costs and expenses	18,446	18,501	18,562
Operating loss	(18,446)	(18,501)	(18,562)

Other Income (Expense):
Interest income and expense, net	7,941	8,880	7,197
Gains (losses) and impairment on marketable investment securities, net	(5,067)	73	36,280
Equity in earnings (losses) of unconsolidated affiliates, net	6,157	(4,389)	(12,068)
Other, net	790	5,835	(598)
Total other income, net	9,821	10,399	30,811
Income (loss) before income taxes and equity in earnings of consolidated subsidiaries, net	(8,625)	(8,102)	12,249
Equity in earnings (losses) of consolidated subsidiaries, net	166,731	159,871	(2,251)
Income tax benefit (provision), net	(4,749)	1,105	(7,473)
Net income	$153,357	$152,874	$2,525

Comprehensive Income (Loss):
Net income	$153,357	$152,874	$2,525
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(62,411)	(31,698)	(15,508)
Recognition of foreign currency translation loss in net income	1,889	—	—
Unrealized gains (losses) on marketable investment securities and other	(12,046)	(9,462)	18,413
Recognition of other-than-temporary loss on marketable investment securities in net income	11,226	—	—
Recognition of realized gains on marketable investment securities in net income	(35)	(41)	(36,312)
Total other comprehensive loss, net of tax	(61,377)	(41,201)	(33,407)
Comprehensive income (loss)	$91,980	$111,673	$(30,882)

ECHOSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Information Only— See notes to consolidated financial statements)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
		(As adjusted)	(As adjusted)
Cash Flows from Operating Activities:
Net income	$153,357	$152,874	$2,525
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,964	16,965	16,964
Equity in losses (earnings) of unconsolidated affiliates, net	(6,157)	4,389	12,068
Equity in losses (earnings) of consolidated subsidiaries, net	(166,731)	(159,871)	2,251
Gains (losses) and impairment on marketable investment securities, net	5,067	(73)	(36,280)
Deferred tax provision (benefit)	4,749	(1,105)	7,473
Changes in current assets and current liabilities, net	7,205	6,389	11,426
Changes in noncurrent assets and noncurrent liabilities, net	(566)	35	—
Other, net	12,705	18,319	24,494
Net cash flows from operating activities	26,593	37,922	40,921

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(327,610)	(1,013,699)	(957,142)
Sales and maturities of marketable investment securities	701,832	1,118,187	857,139
Contributions to subsidiaries and affiliates, net	(182,943)	(275,545)	(84,103)
Capital contribution to Sling TV Holding	—	(18,569)	—
Changes in restricted cash and marketable investment securities	431	(270)	(44)
Net cash flows from investing activities	191,710	(189,896)	(184,150)

Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	38,729	28,857	71,247
Other	—	(3,075)	—
Net cash flows from financing activities	38,729	25,782	71,247

Net increase (decrease) in cash and cash equivalents	257,032	(126,192)	(71,982)
Cash and cash equivalents, beginning of period	273,646	399,838	471,820
Cash and cash equivalents, end of period	$530,678	$273,646	$399,838

ECHOSTAR CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2015, 2014 and 2013 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2015	$14,188	$6,712	$(8,415)	$12,485
December 31, 2014	$13,237	$7,242	$(6,291)	$14,188
December 31, 2013	$16,894	$7,662	$(11,319)	$13,237