Form 10-Q
period 2016-03-31
EchoStar CORP
filed 2016-05-10
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

As of May 3, 2016, the registrant’s outstanding common stock consisted of 46,062,515 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances;

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

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$898,816	$924,240
Marketable investment securities, at fair value	603,346	612,338
Trade accounts receivable, net of allowance for doubtful accounts of $13,772 and $12,485, respectively	163,726	179,240
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	340,532	277,159
Inventory	70,136	67,010
Prepaids and deposits	60,287	56,949
Other current assets	12,501	16,723
Total current assets	2,149,344	2,133,659
Noncurrent Assets:
Restricted cash and marketable investment securities	21,664	21,002
Property and equipment, net of accumulated depreciation of $3,097,803 and $2,998,074, respectively	3,527,450	3,412,990
Regulatory authorizations, net	546,411	543,812
Goodwill	510,630	510,630
Other intangible assets, net	118,650	132,653
Investments in unconsolidated entities	208,744	209,264
Other receivable - DISH Network	91,171	90,966
Other noncurrent assets, net	162,171	154,510
Total noncurrent assets	5,186,891	5,075,827
Total assets	$7,336,235	$7,209,486
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$231,873	$213,671
Trade accounts payable - DISH Network	25,694	24,682
Current portion of long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,896,233	35,698
Deferred revenue and prepayments	62,579	61,881
Accrued compensation	27,886	29,767
Accrued royalties	22,609	22,531
Accrued interest	41,645	8,596
Accrued expenses and other	100,937	130,005
Total current liabilities	2,409,456	526,831
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	290,570	2,156,667
Deferred tax liabilities, net	676,799	650,392
Other noncurrent liabilities	97,742	93,954
Total noncurrent liabilities	1,065,111	2,901,013
Total liabilities	3,474,567	3,427,844
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of March 31, 2016 and December 31, 2015	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 51,580,578 shares issued and 46,048,260 shares outstanding at March 31, 2016 and 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015	52	51
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of March 31, 2016 and December 31, 2015	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2016 and December 31, 2015	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,797,153	3,776,451
Accumulated other comprehensive loss	(106,353)	(117,233)
Accumulated earnings	183,472	134,317
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,776,216	3,695,478
Noncontrolling interest in HSS Tracking Stock	74,031	74,854
Other noncontrolling interests	11,421	11,310
Total stockholders’ equity	3,861,668	3,781,642
Total liabilities and stockholders’ equity	$7,336,235	$7,209,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Equipment revenue - DISH Network	$249,613	$223,959
Equipment revenue - other	80,477	79,136
Services and other revenue - DISH Network	213,727	222,804
Services and other revenue - other	272,542	272,754
Total revenue	816,359	798,653
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	286,863	260,223
Cost of sales - services and other (exclusive of depreciation and amortization)	197,162	208,240
Selling, general and administrative expenses	98,693	97,928
Research and development expenses	20,442	17,872
Depreciation and amortization	126,734	133,185
Total costs and expenses	729,894	717,448
Operating income	86,465	81,205

Other Income (Expense):
Interest income	3,966	2,611
Interest expense, net of amounts capitalized	(23,210)	(35,308)
Gains on marketable investment securities, net	2,462	9
Equity in losses of unconsolidated affiliates, net	(963)	(53)
Other, net	7,386	(2,465)
Total other expense, net	(10,359)	(35,206)
Income before income taxes	76,106	45,999
Income tax provision, net	(27,663)	(18,401)
Net income	48,443	27,598
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(823)	(2,169)
Less: Net income attributable to other noncontrolling interests	111	369
Net income attributable to EchoStar	49,155	29,398
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 4)	(1,519)	(4,004)
Net income attributable to EchoStar common stock	$50,674	$33,402

Weighted-average common shares outstanding - Class A and B common stock:
Basic	93,331	91,969
Diluted	93,852	93,357

Earnings per share - Class A and B common stock:
Basic	$0.54	$0.36
Diluted	$0.54	$0.36

Comprehensive Income:
Net income	$48,443	$27,598
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,624	(26,400)
Unrealized gains on available-for-sale securities and other	1,503	1,218
Recognition of realized gains on available-for-sale securities in net income	(2,247)	(9)
Total other comprehensive income (loss), net of tax	10,880	(25,191)
Comprehensive income	59,323	2,407
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(823)	(2,169)
Less: Comprehensive income attributable to other noncontrolling interests	111	369
Comprehensive income attributable to EchoStar	$60,035	$4,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$48,443	$27,598
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	126,734	133,185
Equity in losses of unconsolidated affiliates, net	963	53
Gains on marketable investment securities, net	(2,462)	(9)
Stock-based compensation	4,384	4,175
Deferred tax provision	25,684	17,871
Changes in current assets and current liabilities, net	(18,184)	31,730
Changes in noncurrent assets and noncurrent liabilities, net	3,388	1,411
Other, net	3,899	5,548
Net cash flows from operating activities	192,849	221,562
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(321,892)	(250,861)
Sales and maturities of marketable investment securities	323,889	269,588
Purchases of property and equipment	(235,223)	(177,802)
Refunds and other receipts related to capital expenditures	24,087	—
Changes in restricted cash and marketable investment securities	(662)	(1,046)
Acquisition of regulatory authorization	—	(3,428)
Expenditures for externally marketed software	(5,959)	(4,944)
Other, net	1,460	6
Net cash flows from investing activities	(214,300)	(168,487)
Cash Flows from Financing Activities:
Repayment of other debt and capital lease obligations	(10,542)	(16,508)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	6,335	8,039
Other, net	(302)	3,521
Net cash flows from financing activities	(4,509)	(4,948)
Effect of exchange rates on cash and cash equivalents	536	(5,674)
Net increase (decrease) in cash and cash equivalents	(25,424)	42,453
Cash and cash equivalents, beginning of period	924,240	549,053
Cash and cash equivalents, end of period	$898,816	$591,506

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$10,476	$10,848
Capitalized interest	$22,021	$12,485
Cash paid for income taxes	$2,586	$1,608
Employee benefits paid in Class A common stock	$11,126	$10,711
Satellites and other assets financed under capital lease obligations	$2,351	$2,682
Increase (decrease) in capital expenditures included in accounts payable, net	$3,670	$(4,485)
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500

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

•
EchoStar Technologies (“ETC”) — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) (“Sling TV Holding”), and primarily provides support services to DISH Network’s Sling TVTM operations. In 2016, we introduced a security and home automation solution provided directly to consumers.

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

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction, described in Note 4 below and in our most recent Annual Report on Form 10-K, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  As of March 31, 2016 and December 31, 2015, noncontrolling interests consist primarily of HSS Tracking Stock owned by DISH Network, as described in Note 4 below.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of March 31, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $78.5 million and $79.3 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs of approximately $12.0 million and $14.8 million for the three months ended March 31, 2016 and 2015, respectively. In addition, we incurred $20.4 million and $17.9 million for the three months ended March 31, 2016 and 2015, respectively, for other research and development expenses.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of March 31, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $66.4 million and $62.8 million, respectively.  We capitalized costs related to the development of externally marketed software of $5.9 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.3 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of March 31, 2016.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  We adopted ASU 2015-02 in the first quarter of 2016. The adoption of the standard did not impact our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” (see Note 11 for further discussion).

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments to be measured at fair value with changes in the fair value recognized through net income. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The update specifies requirements for

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

retrospective, modified retrospective or prospective application for the various amendments contained in the update. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 3.     Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock.  The EchoStar Tracking Stock (see Note 4 for definitions and a further discussion of the preferred tracking stock, the EchoStar Group and the Hughes Retail Group) is a participating security that shares in our consolidated earnings and therefore, we apply the two-class method to calculate EPS.  Under the two-class method, we allocate net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings.  Based on the 51.89% economic interest in the Hughes Retail Group, represented by the EchoStar Tracking Stock, we allocate undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group.  Moreover, because the reported amount of “Net income attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss) excludes DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excludes an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised or vested.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.3 million and 1.2 million shares for the three months ended March 31, 2016 and 2015, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$49,155	$29,398
Less: Net loss attributable to EchoStar Tracking Stock	(1,519)	(4,004)
Net income attributable to EchoStar common stock	$50,674	$33,402

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	93,331	91,969
Dilutive impact of stock awards outstanding	521	1,388
Diluted	93,852	93,357

Earnings per share:
Class A and B common stock:
Basic	$0.54	$0.36
Diluted	$0.54	$0.36

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 4.    Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

In February 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group and the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group.) In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar. The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, EchoStar has increased short-term cash flow that it believes will better position it to achieve its strategic objectives.

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

We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  For a description of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company and the Company’s Class A common stock, see Note 4 to the consolidated financial statements in our most recent Annual Report on Form 10-K.

As of March 31, 2016, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $112.7 million and $124.3 million as of March 31, 2016 and December 31, 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Affected Line Item in our Condensed Consolidated Statement of Operations	For the Three Months Ended March 31,
Accumulated Other Comprehensive Loss Components		2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains on marketable investment securities, net	$(2,247)	$(9)
Total reclassifications, net of tax and noncontrolling interests		$(2,247)	$(9)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains on marketable investment securities, net” in our condensed consolidated statements of operations and comprehensive income (loss).

Note 6.    Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$552,701	$562,236
Strategic equity securities	34,395	38,864
Other	16,250	11,238
Total marketable investment securities—current	603,346	612,338
Restricted marketable investment securities (1)	13,939	13,227
Total	617,285	625,565

Restricted cash and cash equivalents (1)	7,725	7,775

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	81,174
Equity method	127,570	128,090
Total investments in unconsolidated entities—noncurrent	208,744	209,264
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$833,754	$842,604

(1)
Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our condensed consolidated balance sheets.

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale or trading securities depending on our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract. For the three months ended March 31, 2016 and 2015, “Gains on marketable investment securities, net” includes $0.2 million and zero on such common stock in our trading securities portfolio, respectively, which had a fair value of $10.6 million as of March 31, 2016.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2016
Debt securities:
Corporate bonds	$552,914	$314	$(527)	$552,701
Other (including restricted)	30,171	19	(1)	30,189
Equity securities - strategic	17,396	7,173	(732)	23,837
Total marketable investment securities	$600,481	$7,506	$(1,260)	$606,727
As of December 31, 2015
Debt securities:
Corporate bonds	$562,849	$10	$(623)	$562,236
Other (including restricted)	24,495	—	(30)	24,465
Equity securities - strategic	20,855	7,748	(82)	28,521
Total marketable investment securities	$608,199	$7,758	$(735)	$615,222

As of March 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $481.3 million with contractual maturities of one year or less and $101.6 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Available-for-Sale Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of March 31, 2016.

	As of
	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$253,633	$(1,252)	$364,160	$(609)
12 months or more	20,125	(8)	149,889	(126)
Total	$273,758	$(1,260)	$514,049	$(735)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale securities of $2.2 million for the three months ended March 31, 2016 and de minimis gains for the three months ended March 31, 2015. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three months ended March 31, 2016 and 2015.

Proceeds from sales of our available-for-sale securities totaled $12.2 million and $87.1 million for the three months ended March 31, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$835,395	$12,062	$823,333	$840,950	$38,771	$802,179
Debt securities:
Corporate bonds	$552,701	$—	$552,701	$562,236	$—	$562,236
Other (including restricted)	30,189	12,796	17,393	24,465	12,078	12,387
Equity securities - strategic	34,395	34,395	—	38,864	38,864	—
Total marketable investment securities	$617,285	$47,191	$570,094	$625,565	$50,942	$574,623

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$159,722	$168,714
Contracts in process, net	17,776	23,011
Total trade accounts receivable	177,498	191,725
Allowance for doubtful accounts	(13,772)	(12,485)
Trade accounts receivable - DISH Network	340,532	277,159
Total trade accounts receivable, net	$504,258	$456,399

As of March 31, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $4.9 million and $2.9 million, respectively.

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Finished goods	$52,866	$52,839
Raw materials	9,117	9,042
Work-in-process	8,153	5,129
Total inventory	$70,136	$67,010

Note 9.    Property and Equipment

Property and equipment consisted of the following:

		As of
	Depreciable Life (In Years)	March 31, 2016	December 31, 2015
		(In thousands)
Land	—	$42,467	$41,457
Buildings and improvements	1-40	370,450	367,947
Furniture, fixtures, equipment and other	1-12	1,268,237	1,254,325
Customer rental equipment	2-4	611,939	588,430
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	665,518
Construction in progress	—	1,285,522	1,112,267
Total property and equipment		6,625,253	6,411,064
Accumulated depreciation		(3,097,803)	(2,998,074)
Property and equipment, net		$3,527,450	$3,412,990

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$1,119,793	$963,103
Satellite related equipment	138,735	126,373
Other	26,994	22,791
Construction in progress	$1,285,522	$1,112,267

Construction in progress includes the following owned and leased satellites under construction or undergoing in-orbit testing as of March 31, 2016.

Satellites	Segment	Expected Launch Date
Eutelsat 65 West A (2)	Hughes	March 2016 (1)
EchoStar XXI	Other	Third quarter of 2016
EchoStar XXIII	Other	Third quarter of 2016
EchoStar XIX	Other	Fourth quarter of 2016
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in March 2016 and is expected to be placed into service during the second quarter of 2016.

(2)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Satellites	$46,965	$49,087
Furniture, fixtures, equipment and other	30,185	30,503
Customer rental equipment	29,137	30,187
Buildings and improvements	3,086	3,395
Total depreciation expense	$109,373	$113,172

Satellites

As of March 31, 2016, we utilized in support of our operations, 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.  We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of March 31, 2016.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the three months ended March 31, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

As of March 31, 2016 and December 31, 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment and $6.4 million was assigned to the Move Networks reporting unit of our EchoStar Technologies segment.  We test this goodwill for impairment annually in the second quarter and third quarter, respectively.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2015	Additions	Currency Translation Adjustment	As of March 31, 2016
	(In thousands)
Finite useful lives:
Cost	$82,007	$—	$4,258	$86,265
Accumulated amortization	(9,852)	(1,121)	(538)	(11,511)
Net	72,155	(1,121)	3,720	74,754
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$543,812	$(1,121)	$3,720	$546,411

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(219,702)	$74,230	$293,932	$(213,543)	$80,389
Contract-based	10	255,366	(255,366)	—	255,366	(251,493)	3,873
Technology-based	7	137,337	(115,439)	21,898	137,337	(111,840)	25,497
Trademark portfolio	20	29,700	(7,178)	22,522	29,700	(6,806)	22,894
Favorable leases	4	4,707	(4,707)	—	4,707	(4,707)	—
Total other intangible assets		$721,042	$(602,392)	$118,650	$721,042	$(588,389)	$132,653

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $17.4 million and $20.0 million for the three months ended March 31, 2016 and 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

		As of
		March 31, 2016		December 31, 2015
	Effective Interest Rates	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,093,950	$990,000	$1,071,675
7 5/8% Senior Notes due 2021	8.062%	900,000	1,001,250	900,000	954,000
Other	12.1 - 14.3%	778	778	803	803
Less: Unamortized debt issuance costs		(29,738)	—	(31,276)	—
Subtotal		1,861,040	$2,095,978	1,859,527	$2,026,478
Capital lease obligations		325,763		332,838
Total debt and capital lease obligations		2,186,803		2,192,365
Less: Current portion		(1,896,233)		(35,698)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$290,570		$2,156,667

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Prior to our adoption of ASU 2015-03 in the first quarter of 2016 (see Note 2), we presented unamortized debt issuance costs in “Other noncurrent assets, net.”

On May 6, 2016, we announced that HSS is offering to repurchase for cash all or any part of its outstanding 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) and its outstanding 7 5/8% Senior Notes due 2021 (the “Unsecured Notes” and, together with the “Senior Secured Notes,” the “Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As previously disclosed and as discussed in Note 4 herein and in our most recently filed Annual Report on Form 10-K, HSS, together with EchoStar, entered into the Satellite and Tracking Stock Transaction and issued the HSS Tracking Stock to DISH Network.

HSS recently became aware of a possible interpretation under which the Satellite and Tracking Stock Transaction may be considered to have constituted a Change of Control as defined under the respective indentures governing the Notes (the “Indentures”). Under the Indentures, a Change of Control occurs when EchoStar shall cease to beneficially own 100% of the Equity Interests (as defined in the respective Indentures) of HSS. The Indentures provide that, upon the occurrence of a Change of Control, HSS is required, within 30 days, to make an offer to each Holder (as defined in the respective Indentures) of the respective Notes to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such Holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

The Notes have traded at prices well above 101% of their respective principal amounts at all times since the issuance of the HSS Tracking Stock. In addition, both prior to and following the Satellite and Tracking Stock Transaction, Mr. Charles W. Ergen held and exercised, and continues to hold and exercise, voting control over both DISH Network and EchoStar and therefore, the ultimate voting control as to all matters regarding the Equity Interests of HSS was not affected by the Satellite and Tracking Stock Transaction. Although we believe that a Change of Control or related default may not have occurred, we have nevertheless determined that it was prudent for HSS to make a Change of Control Offer as defined under each of the Indentures. Upon commencement of the Change of Control Offers on May 6, 2016, we do not believe there was any such continuing default under the Indentures.

Under the Change of Control Offers, HSS will repurchase any Notes surrendered by the Holders thereof at a purchase price of 101% of the principal amount of the Notes plus accrued and unpaid interest, notwithstanding that the Notes have traded at a

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

significantly higher price during the entire period since the issuance of the HSS Tracking Stock as part of the Satellite and Tracking Stock Transaction. Following the launch of the Change of Control Offers, in accordance with GAAP, the Notes are reported in “Current portion of long-term debt and capital lease obligations, net of unamortized debt issuance costs” on our consolidated balance sheets as of March 31, 2016 as the Holders may require HSS to repurchase the Notes under the Change of Control Offers. Following the completion of the Change of Control Offers, which is currently expected to occur on or about June 8, 2016, but which we may extend to a date no later than July 5, 2016, any outstanding Notes are expected to again be reported in “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” on our consolidated balance sheets. We expect that the Senior Secured Notes and the Unsecured Notes will remain outstanding until their maturity in 2019 and 2021, respectively.

Note 12.    Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including income and losses from investments for which we have a full valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax expense was approximately $27.7 million and $18.4 million for the three months ended March 31, 2016 and 2015, respectively.  Our estimated effective income tax rate was 36.3% and 40.0% for the three months ended March 31, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2016 was primarily due to the impact of state and local taxes, partially offset by research and experimentation credits. For the three months ended March 31, 2015, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the increase in our valuation allowance associated with certain foreign losses as well as realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options to our employees and nonemployee directors to acquire 195,840 shares and 82,970 shares of our Class A common stock for the three months ended March 31, 2016 and 2015, respectively.

In 2015, we granted 100,000 restricted stock units (“RSUs”). The RSUs vested based on the attainment of certain quarterly company performance criteria for the second, third and fourth quarters of 2015.  During 2015, 66,666 of the RSUs vested and during the three months ended March 31, 2016, the remaining 33,334 of the RSUs vested.

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2016 and 2015 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Research and development expenses	$908	$762
Selling, general and administrative expenses	3,476	3,413
Total stock-based compensation	$4,384	$4,175

As of March 31, 2016, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $31.5 million.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 14.    Commitments and Contingencies

Commitments

As of March 31, 2016, our satellite-related obligations were approximately $1.18 billion.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite (“DBS”) products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHopTM feature of the HopperTM set-top box infringes the asserted patents.  On February 11, 2015, the Court stayed the case pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents ClearPlay asserted in the case.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  Over November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit and on April 13, 2016, the defendants answered Elbit’s complaint. By April 29, 2016, three of the four petitions were denied, with a decision regarding one petition still pending.

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit seeks a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime AnytimeTM and AutoHopTM features of the HopperTM set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

Later on May 24, 2012, (i) Fox Broadcasting Company, Twentieth Century Fox Film Corp. and Fox Television Holdings, Inc. filed a lawsuit against DISH Network and DISH Network L.L.C. (collectively, “DISH”) in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature, the AutoHop feature, as well as DISH’s use of Slingbox unit’s placeshifting functionality infringe their copyrights and breach their retransmission consent agreements, (ii) NBC Studios LLC, Universal Network Television, LLC, Open 4Business Productions LLC and NBCUniversal Media, LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights, and (iii) CBS Broadcasting Inc., CBS Studios Inc. and Survivor Productions LLC filed a lawsuit against DISH in the United States District Court for the Central District of California, alleging that the PrimeTime Anytime feature and the AutoHop feature infringe their copyrights.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

California Actions.  On August 17, 2012, the NBC plaintiffs filed a first amended complaint in their California action adding EchoStar Corporation and our subsidiary EchoStar Technologies L.L.C. to the NBC litigation, alleging various claims of copyright infringement.  We and our subsidiary answered on September 18, 2012.

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  As discussed below, the Fox action was dismissed on February 11, 2016. As a result, on March 4, 2016, at the request of the parties to the NBC action, the Central District of California granted a further stay of all proceedings in the action until September 9, 2016; provided that after May 27, 2016, any party to the action may file a motion with the Court to lift the stay. No trial date is currently set on the NBC claims.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper TransfersTM feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox unit’s placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  On January 12, 2015, the Court entered an order ruling on the parties’ respective summary judgment motions, holding that: (a) the Slingbox unit’s placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox unit’s placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH’s retransmission consent agreement with Fox.  At the parties’ joint request, the Court had stayed the case until January 15, 2016. Pursuant to a settlement agreement between us, DISH Network and the Fox plaintiffs, on February 10, 2016, we, DISH Network and the Fox plaintiffs filed a motion to dismiss with prejudice all of our respective claims pending in the California Court. That motion was granted on February 11, 2016.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

dealing with consumer deception.  On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action. On November 16, 2015, the cases were consolidated.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.  Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County Litigation was stayed pending resolution of the motion to dismiss.  On March 30, 2015, the Court dismissed the Jacobi Litigation, with leave for Jacobi to amend his complaint by April 20, 2015.  On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss. On March 17, 2016, the Court dismissed the amended Jacobi Litigation, and on April 15, 2016, Jacobi filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as EchoStar Corporation and our subsidiaries, EchoStar Technologies, L.L.C, HSS, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and our subsidiaries EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the SlingTV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company may be subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government. Some states have adopted similar state whistleblower and false claims provisions. In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

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

Note 15.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.  Under this definition, we operate in three primary business segments, Hughes, EchoStar Technologies and EchoStar Satellite Services as described in Note 1 of these condensed consolidated financial statements.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews separate HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

Transactions between segments were not significant for the three months ended March 31, 2016 or 2015.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2016
External revenue	$325,539	$384,939	$102,815	$3,066	$816,359
Intersegment revenue	$699	$187	$174	$(1,060)	$—
Total revenue	$326,238	$385,126	$102,989	$2,006	$816,359
EBITDA	$99,468	$28,168	$88,186	$6,974	$222,796
Capital expenditures	$104,237	$5,341	$24,720	$76,838	$211,136

For the Three Months Ended March 31, 2015
External revenue	$324,950	$346,033	$125,198	$2,472	$798,653
Intersegment revenue	$330	$187	$200	$(717)	$—
Total revenue	$325,280	$346,220	$125,398	$1,755	$798,653
EBITDA	$91,273	$25,561	$106,419	$(9,572)	$213,681
Capital expenditures	$64,527	$15,104	$27,783	$70,388	$177,802

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
EBITDA	$222,796	$213,681
Interest income and expense, net	(19,244)	(32,697)
Depreciation and amortization	(126,734)	(133,185)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(712)	(1,800)
Income before income taxes	$76,106	$45,999

Note 16.    Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 4 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following the Spin-off, we and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 2012, we and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 2012 through December 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network.  DISH Network has an option, but not the obligation, to extend the 2012 Receiver Agreement for one additional year upon 180 days’ notice prior to the end of the term.  In May 2014, we received DISH Network’s notice to extend the 2012 Receiver Agreement for one year through December 2015, and in November 2015, we amended the 2012 Receiver Agreement with DISH Network to extend the term of the 2012 Receiver Agreement for one year through December 2016.

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 through December 2016.  The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days’ notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 4, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015. In December 2015, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2017.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the six-year renewal option or DISH Network does not exercise the five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location.  In February 2013, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) June 2023.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

Satellite and Tracking Stock Transaction.  In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us.  See Note 4 herein and in our most recent Form 10-K for further information.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite.

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending in December 2016.  This agreement can be terminated by either party upon six months’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon such extension, both parties have the right to terminate this agreement upon 30 days’ notice. In February 2016, DISH Network provided us notice to terminate this lease effective in August 2016.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Set-Top Box Application Development Agreement.  In November 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for set-top boxes for the period ending in February 2016.  The Application Development Agreement automatically renewed in February 2016 for a one-year period ending in February 2017, and renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days’ notice.  The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Effective August 2014, we and Sling TV Holding entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest.  As a result, DISH Network has a 90.0% equity interest and a 100% voting interest in Sling TV Holding.  In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement.  Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement.

Cost of sales — equipment and services and other — DISH Network

Remanufactured Receiver and Services Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver and services agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and DISH Network extended this agreement for a one-year period ending in December 2015, and in November 2015, we and DISH Network extended this agreement for a one-year period ending in December 2016.  We may terminate the remanufactured receiver and services agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire DISH Network.

Satellite Services Received from DISH Network - EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on the EchoStar XV satellite and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Effective March 2014, this satellite services agreement converted to a month-to-month service agreement with both parties having the right to terminate this agreement upon 30 days’ notice.  In October 2015, we provided DISH Network a notice to terminate this agreement effective in November 2015, and the agreement was terminated according to its terms in November 2015.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Real Estate Lease Agreements.  We have entered into a lease agreement pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The lease agreement is for certain space at 1285 Joe Battle Blvd., El Paso, Texas, was for an initial period ending in August 2015, and provided us with renewal options for four consecutive three year terms.  Effective August 2015, we exercised our first renewal option for a period ending in August 2018.

“Other agreements — DISH Network”

Intellectual Property Matters Agreement. We entered into an Intellectual Property Matters Agreement with DISH Network in connection with the Spin-off. The Intellectual Property Matters Agreement governs our relationship with DISH Network with respect to patents, trademarks and other intellectual property. The Intellectual Property Matters Agreement will continue in perpetuity. Pursuant to the Intellectual Property Matters Agreement, DISH Network irrevocably assigned to us all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of our set-top box business. In addition, the agreement permits us to use, in the operation of our set-top box business, certain other intellectual property currently owned or licensed by DISH Network. In addition, DISH Network may not use the “EchoStar” name as a trademark, except in certain limited circumstances. Similarly, the Intellectual Property Matters Agreement provides that we will not make any use of the name or trademark “DISH Network” or any other trademark owned by DISH Network, except in certain circumstances.

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes.  However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code, because of:  (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Sling Trademark License Agreement.  In December 2014, Sling TV Holding entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark through December 2016.

gTLD Bidding Agreement.  In April 2015, we and DISH Network entered into a gTLD Bidding Agreement whereby, among other things: (i) DISH Network obtained rights from us to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from us related to our application with the Internet Corporation for Assigned Names and Numbers (“ICANN”) for a particular gTLD; (ii) DISH Network agreed to reimburse us for our ICANN application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and DISH Network agreed to split equally the net proceeds obtained by DISH Network as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.

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

PMC.  In 2008, Personalized Media Communications, Inc. (“PMC”) filed suit against us, DISH Network and Motorola Inc., in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,109,414; 4,965,825; 5,233,654; 5,335,277 and 5,887,243, which relate to satellite signal processing.  In May 2015, we, DISH Network and PMC entered into a settlement and release agreement that provided, among other things, for a license by PMC to us and DISH Network for certain patents and patent applications and the dismissal of all of PMC’s claims in the action against us and DISH Network with prejudice.  In June 2015, the Court dismissed all of PMC’s claims in the action against us and DISH Network with prejudice.  In June 2015, we and DISH Network agreed that we would contribute a one-time payment of $5.0 million towards the settlement under the agreements entered into in connection with the Spin-off and the 2012 Receiver Agreement.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In 2008, Hughes Communications, Inc. agreed to make available to Hughes Systique a term loan facility of up to $1.5 million, and it funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, Hughes Communications, Inc. funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest is added to the principal amount outstanding under the loan facility in certain circumstances. The loans are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility.  In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. As of March 31, 2016, the principal outstanding amount of the loan facility was $0.3 million.  In April 2016, Hughes Systique repaid in full the outstanding principal of the loan facility. In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2016.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $6.4 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and December 31, 2015, we had trade accounts payable to NagraStar totaling approximately $3.4 million and $2.6 million, respectively.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Digital set-top boxes and related accessories	$22,554	$12,828
Satellite services	$5,837	$5,837
Uplink services	$1,009	$1,542

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Due from Dish Mexico	$35,569	$32,906

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended March 31, 2016 and 2015.  As of March 31, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.3 million and $0.1 million, respectively.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to a services agreement, we purchased engineering services from SmarDTV totaling $1.7 million and zero for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and December 31, 2015, we had trade accounts payable to SmarDTV of $1.7 million and $0.9 million, respectively, and current note receivables from SmarDTV of zero and $0.5 million, respectively, arising from a working capital adjustment pursuant to the acquisition agreement. In March 2016, SmarDTV repaid $0.5 million of current note receivables.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

2016 First Quarter Consolidated Results of Operations

•	Revenue of $816.4 million

•	Operating income of $86.5 million

•	Net income attributable to EchoStar common stock of $50.7 million and basic earnings per share of common stock of $0.54

•	EBITDA of $222.8 million (see reconciliation of this non-GAAP measure in Note 15 to the condensed consolidated financial statements)

Consolidated Financial Condition as of March 31, 2016

•	Total assets of $7.33 billion

•	Total liabilities of $3.47 billion

•	Total stockholders’ equity of $3.86 billion

•	Cash, cash equivalents and current marketable investment securities of $1.50 billion

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering are the primary drivers of revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

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

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises.  In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed priced nature of our long-term enterprise contracts minimizes significant quarter to quarter fluctuations; however, the growth of our enterprise business relies heavily on global economic conditions.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.

We continue our efforts in growing our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite launched in March 2016, and we expect to begin delivering consumer satellite broadband services in Brazil in the second half of 2016. In addition, in September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018.

As of March 31, 2016 and December 31, 2015, our Hughes segment had approximately 1,038,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the first quarter of 2016 compared to the same period in 2015 primarily due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the first quarter of 2016 increased as compared to the same period in 2015.  As a result, for the quarter ended March 31, 2016, net subscriber additions of approximately 3,300 were lower than for the same period in 2015 primarily due to decreased available capacity and the increase in churn on the larger base of subscribers. Subscriber additions excludes small/medium enterprise service channels.

As of March 31, 2016 and December 31, 2015, our Hughes segment had approximately $1.40 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries (“DISH Network”), and we also sell our digital set-top boxes to Bell TV, a direct-to-home satellite service provider in Canada, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, and other international customers.  We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and related accessories from DISH Network

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Prior to 2015, Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, including certain assets that were distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding L.L.C. (formerly, DISH Digital Holding L.L.C.) (“Sling TV Holding”), (see Note 16 in our notes to condensed consolidated financial statements), was managed separately from our operating segments and was reported within “All Other and Eliminations.”

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

With our expertise in connectivity, security, and video, we are developing new consumer product and service offerings intended to grow our EchoStar Technologies segment revenue over time, which includes a security and home automation solution we introduced in the first quarter of 2016.

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

As of March 31, 2016 and December 31, 2015, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.32 billion and $1.41 billion, respectively.

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

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  With regards to the Ku-band BSS spectrum, we continue to pursue various opportunities to support a Brazilian pay-TV service.  We are also exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered BSS satellite, which will use some of the components from CMBStar, a satellite that we suspended construction of in 2008.  The EchoStar XXIII satellite is expected to launch in the third quarter of 2016 and will be deployed at the 45 degree west longitude orbital location.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services, expected to begin in the second half of 2016, utilizing the operable payload we own on the EUTELSAT 10A (also known as “W2A”) satellite, along with our EchoStar XXI S-band satellite.  The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company. In addition, our Hughes segment entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground system for OneWeb’s low-earth orbit satellites.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$249,613	$223,959	$25,654	11.5
Equipment revenue - other	80,477	79,136	1,341	1.7
Services and other revenue - DISH Network	213,727	222,804	(9,077)	(4.1)
Services and other revenue - other	272,542	272,754	(212)	(0.1)
Total revenue	816,359	798,653	17,706	2.2
Costs and Expenses:
Cost of sales - equipment	286,863	260,223	26,640	10.2
% of Total equipment revenue	86.9%	85.9%
Cost of sales - services and other	197,162	208,240	(11,078)	(5.3)
% of Total services and other revenue	40.5%	42.0%
Selling, general and administrative expenses	98,693	97,928	765	0.8
% of Total revenue	12.1%	12.3%
Research and development expenses	20,442	17,872	2,570	14.4
% of Total revenue	2.5%	2.2%
Depreciation and amortization	126,734	133,185	(6,451)	(4.8)
Total costs and expenses	729,894	717,448	12,446	1.7
Operating income	86,465	81,205	5,260	6.5

Other Income (Expense):
Interest income	3,966	2,611	1,355	51.9
Interest expense, net of amounts capitalized	(23,210)	(35,308)	12,098	(34.3)
Gains on marketable investment securities, net	2,462	9	2,453	*
Equity in losses of unconsolidated affiliates, net	(963)	(53)	(910)	*
Other, net	7,386	(2,465)	9,851	*
Total other expense, net	(10,359)	(35,206)	24,847	(70.6)
Income before income taxes	76,106	45,999	30,107	65.5
Income tax provision, net	(27,663)	(18,401)	(9,262)	50.3
Net income	48,443	27,598	20,845	75.5
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(823)	(2,169)	1,346	(62.1)
Less: Net income attributable to other noncontrolling interests	111	369	(258)	(69.9)
Net income attributable to EchoStar	$49,155	$29,398	$19,757	67.2

Other Data:
EBITDA (2)	$222,796	$213,681	$9,115	4.3
Subscribers, end of period	1,038,000	998,000	40,000	4.0
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 48 and 50 under the heading “Explanation of Key Metrics and Other Items.”

(2)	A reconciliation of EBITDA to “Income before income taxes,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 42.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $249.6 million for the three months ended March 31, 2016, an increase of $25.6 million, or 11.5%, compared to the same period in 2015.

Equipment revenue - DISH Network from our Hughes segment for the three months ended March 31, 2016 increased by $1.7 million to $2.8 million compared to the same period in 2015.  The increase was primarily due to the increase in the volume of unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).

Equipment revenue - DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2016 increased by $23.9 million, or 10.7%, to $246.8 million compared to the same period in 2015.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through the 2012 Receiver Agreement which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies. Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us. The increase in revenue for the three months ended March 31, 2016 was primarily due to an increase in the weighted average price of set-top boxes and related accessories, offset partially by a decrease in the volume of sales of set-top boxes.  The increase in revenue of set-top boxes was due to a 39.9% increase in the weighted average price of the set-top boxes sold, partially offset by a 17.8% decrease in the volume of unit sales.  The increase in revenue of related accessories was due to a 3.8% increase in the weighted average price of related accessories sold and a 1.8% increase in the volume of unit sales.

Equipment revenue - other.  “Equipment revenue - other” totaled $80.5 million for the three months ended March 31, 2016, an increase of $1.3 million or 1.7%, compared to the same period in 2015.

Equipment revenue - other from our Hughes segment for the three months ended March 31, 2016 decreased by $5.2 million, or 10.7%, to $42.8 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $12.3 million in revenue from our international and telecom systems customers. These decreases were partially offset by an increase of $6.7 million in sales of broadband equipment to our domestic consumer and enterprise markets.

Equipment revenue - other from our EchoStar Technologies segment for the three months ended March 31, 2016 increased by $6.5 million, or 20.8%, to $37.7 million compared to the same period in 2015.  The increase was attributable to an increase in the volume of unit sales of set-top boxes and related accessories of 73.7% and 43.9%, respectively, sold primarily to Dish Mexico. The increase was partially offset by a decrease in the weighted average price of set-top boxes and related accessories of 29.7% and 18.2%, respectively, sold primarily to the same customer.

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $213.7 million for the three months ended March 31, 2016, a decrease of $9.1 million or 4.1%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the three months ended March 31, 2016 increased by $2.5 million, or 11.0%, to $25.3 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue - DISH Network from our EchoStar Technologies segment for the three months ended March 31, 2016 increased by $9.1 million, or 10.2%, to $98.0 million compared to the same period in 2015.  The increase was primarily due to an increase of $8.0 million in revenue earned for support services related to Sling TV Holding and other projects.

Services and other revenue - DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2016 decreased by $21.3 million, or 19.6%, to $87.4 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue - other.  “Services and other revenue - other” totaled $272.5 million for the three months ended March 31, 2016, a decrease of $0.2 million, or 0.1%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2016 increased by $1.9 million, or 0.8%, to $255.4 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $12.8 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $7.5 million of broadband services to our international customers, and a decrease of $3.4 million in sales of broadband services to our domestic enterprise markets.

Services and other revenue - other from our EchoStar Technologies segment for the three months ended March 31, 2016 decreased by $0.6 million, or 18.7%, to $2.6 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in revenue from certain non-recurring engineering projects and services.

Services and other revenue - other from our EchoStar Satellite Services segment for the three months ended March 31, 2016 decreased by $1.2 million, or 6.9%, to $15.6 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services in 2016 compared to the same period in 2015 due to a decrease in the number of transponders available for sale.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $286.9 million for the three months ended March 31, 2016, an increase of $26.6 million, or 10.2%, compared to the same period in 2015.

Cost of sales - equipment from our Hughes segment for the three months ended March 31, 2016 decreased by $2.1 million, or 4.6%, to $43.1 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $8.3 million in equipment costs related to the decrease in sales to our international and telecom systems customers. This decrease was partially offset by an increase of $5.4 million in equipment costs related to the increase in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and to our domestic consumer and enterprise markets.

Cost of sales - equipment from our EchoStar Technologies segment for the three months ended March 31, 2016 increased by $28.7 million, or 13.3%, to $243.8 million compared to the same period in 2015.  The increase was primarily attributable to an increase in equipment costs related to the increase in the weighted average price of set-top boxes and related accessories sold to DISH Network and an increase in the volume of sales of set-top boxes and related accessories sold to Dish Mexico, offset partially by a decrease in the volume of unit sales of set-top boxes sold to DISH Network.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $197.2 million for the three months ended March 31, 2016, a decrease of $11.1 million, or 5.3%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the three months ended March 31, 2016 decreased by $4.5 million, or 4.0%, to $108.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers and our domestic consumer and enterprise markets of $3.0 million and $1.3 million, respectively.

Cost of sales - services and other from our EchoStar Technologies segment for the three months ended March 31, 2016 increased by $7.0 million, or 10.8%, to $71.7 million compared to the same period in 2015.  The increase was primarily due to an increase in support costs related to engineering services provided in 2016 compared to the same period in 2015.

Cost of sales - services and other from All Other and Eliminations for the three months ended March 31, 2016 decreased by $12.4 million, or 94.7%, to $0.7 million compared to the same period in 2015.  The decrease in cost of sales was primarily due to a decrease in services received from DISH Network for the EchoStar XV satellite as a result of the termination of the satellite service agreement effective in November 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development expenses.  “Research and development expenses” totaled $20.4 million for the three months ended March 31, 2016, an increase of $2.6 million or 14.4%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense of $1.4 million and $1.2 million in our Hughes segment and EchoStar Technologies segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $126.7 million for the three months ended March 31, 2016, a decrease of $6.5 million or 4.8%, compared to the same period in 2015.  The decrease was primarily attributable to a decrease in depreciation expense of $2.7 million relating to the fully depreciated EchoStar IX satellite as of October 2015, a decrease in amortization expense of $2.1 million from certain of our fully amortized other intangible assets and a decrease in depreciation expense of $1.1 million on customer rental equipment in our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $23.2 million for the three months ended March 31, 2016, a decrease of $12.1 million or 34.3%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $9.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and Telesat T19V (“63 West”) satellites, and a decrease in interest expense of $1.8 million relating to the partial redemption of the outstanding principal amount of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015.

Gains on marketable investment securities, net.  “Gains on marketable investment securities, net” totaled $2.5 million for the three months ended March 31, 2016, an increase of $2.5 million compared to the same period in 2015.  The increase in gains was primarily due to an increase of $2.2 million in gains on our available-for-sale securities portfolio.

Other, net.  “Other, net” totaled $7.4 million in income for the three months ended March 31, 2016 compared to $2.5 million of expense for the three months ended March 31, 2015.  The increase of $9.9 million was primarily related to $10.5 million for a 2015 provision recorded in connection with Federal Communications Commission (“FCC”) regulatory fees reversed in 2016 and an increase of $4.1 million in foreign exchange gains.  The increase was partially offset by a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $222.8 million for the three months ended March 31, 2016, an increase of $9.1 million, or 4.3%, compared to the same period in 2015.  The increase was primarily due to $10.5 million attributable to a 2015 provision recorded in connection with FCC regulatory fees reversed in 2016 and an increase of $4.1 million in foreign exchange gains.  The increase was partially offset by a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites and a decrease in operating income, excluding depreciation and amortization, of $1.2 million for the three months ended March 31, 2016.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
EBITDA	$222,796	$213,681	$9,115	4.3
Interest income and expense, net	(19,244)	(32,697)	13,453	(41.1)
Depreciation and amortization	(126,734)	(133,185)	6,451	(4.8)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(712)	(1,800)	1,088	(60.4)
Income before income taxes	$76,106	$45,999	$30,107	65.5

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax provision, net.  Income tax expense was $27.7 million for the three months ended March 31, 2016, compared to $18.4 million for the same period in 2015.  Our effective income tax rate was 36.3% for the three months ended March 31, 2016 compared to 40.0% for the same period in 2015.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2016 was primarily due to the impact of state and local taxes, partially offset by research and experimentation credits. For the three months ended March 31, 2015, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the increase in our valuation allowance associated with certain foreign losses as well as realized and unrealized losses that are capital in nature for tax purposes, partially offset by research and experimentation tax credits.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $49.2 million for the three months ended March 31, 2016, an increase of $19.8 million, or 67.2%, compared to the same period in 2015.  The increase was primarily due to (i) $10.5 million attributable to a 2015 provision recorded in connection with FCC regulatory fees reversed in 2016, (ii) higher capitalized interest of $9.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (iii) an increase in operating income, including depreciation and amortization, of $5.3 million, (iv) an increase of $2.2 million in gains on our available-for-sale securities portfolio, and (v) a decrease in interest expense of $1.8 million relating to the partial redemption of the Senior Secured Notes in the second quarter of 2015. The increase was partially offset by an increase in income tax expense of $9.3 million.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2016
Total revenue	$326,238	$385,126	$102,989	$2,006	$816,359
Capital expenditures	$104,237	$5,341	$24,720	$76,838	$211,136
EBITDA	$99,468	$28,168	$88,186	$6,974	$222,796

For the Three Months Ended March 31, 2015
Total revenue	$325,280	$346,220	$125,398	$1,755	$798,653
Capital expenditures	$64,527	$15,104	$27,783	$70,388	$177,802
EBITDA	$91,273	$25,561	$106,419	$(9,572)	$213,681

Hughes Segment

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$326,238	$325,280	$958	0.3
Capital expenditures	$104,237	$64,527	$39,710	61.5
EBITDA	$99,468	$91,273	$8,195	9.0

Revenue

Hughes segment total revenue for the three months ended March 31, 2016 increased by $1.0 million, or 0.3%, compared to the same period in 2015.  The increase was primarily due to an increase of $17.7 million in revenue related to sales of broadband equipment and services to our consumer markets and dishNET and an increase of $6.5 million in revenue related to sales of broadband equipment to our domestic enterprise market.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international and telecom systems customers of $19.8 million, and a decrease of $3.4 million in revenue related to sales of broadband services to our domestic enterprise market.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2016 increased by $39.7 million, or 61.5%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2016 was $99.5 million, an increase of $8.2 million, or 9.0%, compared to the same period in 2015.  The increase was primarily attributable to a $7.6 million increase in gross margin and an increase of $2.2 million in foreign exchange gains.

EchoStar Technologies Segment

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$385,126	$346,220	$38,906	11.2
Capital expenditures	$5,341	$15,104	$(9,763)	(64.6)
EBITDA	$28,168	$25,561	$2,607	10.2

Revenue

EchoStar Technologies segment total revenue for the three months ended March 31, 2016 increased by $38.9 million, or 11.2%, compared to the same period in 2015, primarily resulting from an increase of $23.9 million in equipment revenue from DISH Network, an increase of $6.5 million in equipment revenue - other, and an increase of $9.1 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended March 31, 2016 decreased by $9.8 million, or 64.6%, compared to the same period in 2015, primarily due to a decrease in expenditures related to our digital broadcast centers of $11.5 million, partially offset by increased expenditures related to the support of our Move Networks business of $1.6 million.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended March 31, 2016 was $28.2 million, an increase of $2.6 million, or 10.2%, compared to the same period in 2015.  The increase in EBITDA for our EchoStar Technologies segment was primarily driven by an increase of $3.2 million in gross margin primarily due to an increase in the weighted average price of set-top boxes and related accessories sold to DISH Network and our international customers as well as an increase in service revenue to DISH Network for support services related to Sling TV Holding and other projects. These increases were partially offset by a decrease in the volume of sales of set-top boxes to DISH Network.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$102,989	$125,398	$(22,409)	(17.9)
Capital expenditures	$24,720	$27,783	$(3,063)	(11.0)
EBITDA	$88,186	$106,419	$(18,233)	(17.1)

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2016 decreased by $22.4 million, or 17.9%, compared to the same period in 2015, primarily due to a decrease of $20.8 million in service revenue from DISH Network as a result of the termination of the satellite services arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2016 decreased by $3.1 million, or 11.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2016 was $88.2 million, a decrease of $18.2 million, or 17.1%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to a decrease of $21.3 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a 2015 provision of $3.75 million recorded in connection with FCC regulatory fees reversed in 2016.

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

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$2,006	$1,755	$251	14.3
Capital expenditures	$76,838	$70,388	$6,450	9.2
EBITDA	$6,974	$(9,572)	$16,546	*
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

For the three months ended March 31, 2016, All Other and Eliminations capital expenditures increased by $6.5 million, or 9.2%, compared to the same period in 2015, primarily related to an increase in satellite expenditures on the EchoStar XXI satellite of $14.4 million. The increase in satellite expenditures were offset partially by a decrease in satellite expenditures on the EchoStar XXIII satellite of $11.5 million.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union and the EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the three months ended March 31, 2016, All Other and Eliminations EBITDA was $7.0 million of income, compared to a loss of $9.6 million for the same period in 2015.  The $16.5 million increase in EBITDA was primarily related to a decrease of $12.7 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015, $3.0 million attributable to a 2015 provision recorded in connection with FCC regulatory fees reversed in 2016, and an increase of $2.2 million in gains on our available-for-sale securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of March 31, 2016 and December 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.50 billion and $1.54 billion, respectively.

As of March 31, 2016 and December 31, 2015, we held $603.3 million and $612.3 million, respectively, of various debt and equity instruments including corporate bonds, corporate equity securities, and government bonds.

The following discussion highlights our cash flow activities for the three months ended March 31, 2016.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the three months ended March 31, 2016, we reported net cash inflows from operating activities of $192.8 million, a decrease in cash inflows of $28.7 million, compared to the same period in 2015.  The decrease in cash inflows was primarily attributable to a decrease of $47.9 million resulting from changes in operating assets and liabilities related to timing differences between the incurrence of expense and cash payments, partially offset by higher net income of $19.2 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses of unconsolidated affiliates, net;” (iii) “Gains on marketable investment securities, net;” (iv) “Stock-based compensation;” (v) “Deferred tax provision;” and (vii) “Other, net.”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the three months ended March 31, 2016, we reported net cash outflows from investing activities of $214.3 million, an increase in cash outflows of $45.8 million compared to the same period in 2015.  The increase in cash outflows primarily related to an increase of $33.3 million in capital expenditures in 2016 when compared to the same period in 2015 and an increase of $16.7 million in purchases of marketable investment securities, net of sales and maturities. The increase in cash outflows were partially offset by the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the three months ended March 31, 2016, we reported net cash outflows from financing activities of $4.5 million, a decrease in cash outflows of $0.4 million, compared to the same period in 2015.  The decrease in cash outflows was primarily due to a decrease of $7.7 million in capital lease obligation payments relating to the expiration of the capital lease for the AMC-16 satellite, effective February 2015, partially offset by a decrease of $4.7 million in excess tax benefits recognized on the exercise

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

of stock options and a decrease of $1.7 million in net proceeds from Class A common stock options exercised and stock issued under the employee stock purchase plan.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2016, our satellite-related obligations were approximately $1.18 billion.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2016, we had $46.8 million of letters of credit and insurance bonds.  Of this amount, $20.8 million was secured by restricted cash, $10.4 million was related to insurance bonds, and $15.6 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of March 31, 2016, we had foreign currency forward contracts with a notional value of $1.5 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

We have a significant amount of outstanding indebtedness.  As of March 31, 2016, our total indebtedness was $2.22 billion, of which $325.8 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital, which may not be available on acceptable terms or at all.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On May 6, 2016, we announced that HSS is offering to repurchase for cash all or any part of its outstanding Senior Secured Notes and its outstanding 7 5/8% Senior Notes due 2021 (the “Unsecured Notes” and, together with the “Senior Secured Notes,” the “Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. See Note 11 in the notes to our condensed consolidated financial statements for further discussion of HSS’ Change of Control Offers to repurchase the Notes.

The Notes currently trade at prices well above 101% of their respective principal amounts and have done so since the issuance of the HSS Tracking Stock. We expect that the Notes will remain outstanding until their maturity in 2019 and 2021, respectively. If any Notes are tendered for purchase in the Change of Control Offers, we expect to fund such purchases with available cash and external sources of financing that we believe are available to us.  Any such financing is subject to prevailing market conditions.

Satellites

As our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity.  We may also construct or lease additional satellites in the future to provide satellite services at additional orbital locations or to improve the quality of our satellite services.

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2016.  As of March 31, 2016, we have not repurchased any common stock under this program.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” primarily includes sales of digital set-top boxes and related components, including Slingbox products and related hardware products, and sales of satellite broadband equipment and related equipment, primarily related to the Hughes service, to DISH Network.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” primarily includes revenue associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, development of web-based applications for set-top boxes, professional services, facilities rental revenue and other services provided to DISH Network.  “Services and other revenue - DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue - other.  “Services and other revenue - other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue - other” also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Cost of sales - equipment.  “Cost of sales - equipment” principally includes costs associated with digital set-top boxes and related components sold to DISH Network, Bell TV, Dish Mexico and other domestic and international customers, including costs associated with Slingbox products and related hardware products.  “Cost of sales - equipment” also includes the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

Cost of sales - services and other.  “Cost of sales - services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales - services and other” also includes the costs associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, product support and development of applications for set-top boxes, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

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

Gains on marketable investment securities, net.  “Gains on marketable investment securities, net” primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income attributable to EchoStar” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision, net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Subscribers.  “Subscribers” include customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $1.50 billion.  Of this amount, a total of $1.47 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.47 billion as of March 31, 2016, a hypothetical 10% change in average interest rates during 2016 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2016 of 1.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2016 would have resulted in a decrease of approximately $1.5 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2016, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $34.4 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $3.4 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of March 31, 2016, we had $21.7 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of March 31, 2016, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of March 31, 2016, we had $208.7 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $20.9 million in the value of these investments.

Our ability to realize value from our strategic investments in companies that are privately held depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of March 31, 2016, we had $6.8 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $1.5 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of March 31, 2016.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $32.4 million as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the three months ended March 31, 2016, there were no material changes in our risk factors as previously disclosed.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. For instance, under its Spectrum Frontiers proceeding, the FCC is considering enabling the use of a portion of frequency bands we operate, including without limitation, the Ka-band, on a shared basis with 5G services, which could have a material adverse effect on our operations. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries will not be adversely affected by future legislation, new regulation or deregulation. The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Our articles of incorporation designate the Eighth Judicial District Court of Clark County of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our articles of incorporation provide that, unless we consent in writing to an alternative forum, the Eighth Judicial District Court of Clark County of the State of Nevada will be the sole and exclusive forum for any and all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim brought in our name or on our behalf, asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, arising or asserting a claim arising pursuant to any provision of the Nevada Restated Statutes Chapters 78 or 92A, our articles of incorporation or our bylaws, interpreting, applying, enforcing or determining the validity of our articles of incorporation or bylaws or asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our articles of incorporation. This choice of forum provision may limit our stockholders’ ability to bring certain claims, including claims against our directors, officers or employees, in a judicial forum that the stockholder finds favorable and therefore the choice of forum provision may discourage lawsuits with respect to such claims. Stockholders who do bring a claim in the Eighth Judicial District Court of Clark County could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. The Eighth Judicial District Court of Clark County may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2016.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

Exhibit No.	Description
3.1*
Certificate of Amendment to Articles of Incorporation of EchoStar Corporation, dated as of May 4, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of EchoStar Corporation, filed May 5, 2016, Commission File No. 001-33807).

10.1*
Amendment to Employment Agreement, dated as of April 1, 2016, between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed April 6, 2016, Commission File No. 001-33807).**

10.2*
Echostar Corporation Executive Officer Bonus Incentive Plan, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed May 5, 2016, Commission File No. 001-33807).**

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

ECHOSTAR CORPORATION

Date: May 10, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)