Form 10-Q
period 2016-06-30
EchoStar CORP
filed 2016-08-09
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

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

As of August 1, 2016, the registrant’s outstanding common stock consisted of 46,194,828 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

•	the impact of variable demand and the adverse pricing and regulatory environment for digital set-top boxes;

•	dependence on our ability to successfully manufacture and sell our digital set-top boxes in increasing volumes on a cost-effective basis and with acceptable quality;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward‑looking statements. We assume no responsibility for updating forward‑looking information contained or incorporated by reference herein or in any documents we file with the SEC.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$761,840	$924,240
Marketable investment securities, at fair value	745,844	612,338
Trade accounts receivable, net of allowance for doubtful accounts of $13,030 and $12,485, respectively	156,064	179,240
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	340,955	277,159
Inventory	72,392	67,010
Prepaids and deposits	58,334	56,949
Other current assets	10,429	16,723
Total current assets	2,145,858	2,133,659
Noncurrent Assets:
Restricted cash and marketable investment securities	22,691	21,002
Property and equipment, net of accumulated depreciation of $3,202,386 and $2,998,074, respectively	3,569,168	3,412,990
Regulatory authorizations, net	548,272	543,812
Goodwill	510,630	510,630
Other intangible assets, net	108,521	132,653
Investments in unconsolidated entities	202,023	209,264
Other receivable - DISH Network	91,376	90,966
Other noncurrent assets, net	162,854	154,510
Total noncurrent assets	5,215,535	5,075,827
Total assets	$7,361,393	$7,209,486
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$206,132	$213,671
Trade accounts payable - DISH Network	18,829	24,682
Current portion of long-term debt and capital lease obligations	38,494	35,698
Deferred revenue and prepayments	67,516	61,881
Accrued compensation	39,945	29,767
Accrued royalties	23,634	22,531
Accrued expenses and other	104,880	138,601
Total current liabilities	499,430	526,831
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	2,144,479	2,156,667
Deferred tax liabilities, net	705,376	650,392
Other noncurrent liabilities	92,757	93,954
Total noncurrent liabilities	2,942,612	2,901,013
Total liabilities	3,442,042	3,427,844
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of June 30, 2016 and December 31, 2015	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 51,716,369 shares issued and 46,184,051 shares outstanding at June 30, 2016 and 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015	52	51
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of June 30, 2016 and December 31, 2015	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2016 and December 31, 2015	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,804,580	3,776,451
Accumulated other comprehensive loss	(111,820)	(117,233)
Accumulated earnings	239,258	134,317
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,833,962	3,695,478
Noncontrolling interest in HSS Tracking Stock	73,843	74,854
Other noncontrolling interests	11,546	11,310
Total stockholders’ equity	3,919,351	3,781,642
Total liabilities and stockholders’ equity	$7,361,393	$7,209,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Equipment revenue - DISH Network	$185,148	$196,134	$434,761	$420,093
Equipment revenue - other	76,403	87,772	156,880	166,908
Services and other revenue - DISH Network	220,199	235,953	433,926	458,757
Services and other revenue - other	275,879	273,736	548,421	546,490
Total revenue	757,629	793,595	1,573,988	1,592,248
Costs and Expenses:
Cost of sales - equipment (exclusive of depreciation and amortization)	222,875	238,623	509,738	498,846
Cost of sales - services and other (exclusive of depreciation and amortization)	207,488	217,765	404,650	426,005
Selling, general and administrative expenses	96,143	90,704	194,836	188,632
Research and development expenses	20,732	19,685	41,174	37,557
Depreciation and amortization	120,505	132,470	247,239	265,655
Total costs and expenses	667,743	699,247	1,397,637	1,416,695
Operating income	89,886	94,348	176,351	175,553

Other Income (Expense):
Interest income	3,503	2,723	7,469	5,334
Interest expense, net of amounts capitalized	(19,927)	(31,958)	(43,137)	(67,266)
Loss from partial redemption of debt	—	(5,044)	—	(5,044)
Gains (losses) on marketable investment securities, net	5,487	(1,613)	7,949	(1,604)
Other-than-temporary impairment loss on available-for-sale securities	—	(4,649)	—	(4,649)
Equity in earnings (losses) of unconsolidated affiliates, net	6,980	(203)	6,017	(256)
Other, net	(2,131)	(3,728)	5,255	(6,193)
Total other expense, net	(6,088)	(44,472)	(16,447)	(79,678)
Income before income taxes	83,798	49,876	159,904	95,875
Income tax provision	(27,889)	(18,863)	(55,552)	(37,264)
Net income	55,909	31,013	104,352	58,611
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(188)	(1,165)	(1,011)	(3,334)
Less: Net income attributable to other noncontrolling interests	311	428	422	797
Net income attributable to EchoStar	55,786	31,750	104,941	61,148
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 4)	(347)	(2,150)	(1,866)	(6,154)
Net income attributable to EchoStar common stock	$56,133	$33,900	$106,807	$67,302

Weighted-average common shares outstanding - Class A and B common stock:
Basic	93,751	92,283	93,541	92,127
Diluted	94,330	93,514	94,090	93,437

Earnings per share - Class A and B common stock:
Basic	$0.60	$0.37	$1.14	$0.73
Diluted	$0.60	$0.36	$1.14	$0.72

Comprehensive Income:
Net income	$55,909	$31,013	$104,352	$58,611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(338)	2,994	11,286	(23,406)
Recognition of foreign currency translation loss in net income	—	1,889	—	1,889
Unrealized losses on available-for-sale securities and other	(1,988)	(2,053)	(485)	(835)
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	4,649	—	4,649
Recognition of realized gains on available-for-sale securities in net income	(3,327)	(11)	(5,574)	(20)
Total other comprehensive income (loss), net of tax	(5,653)	7,468	5,227	(17,723)
Comprehensive income	50,256	38,481	109,579	40,888
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(188)	(1,165)	(1,011)	(3,334)
Less: Comprehensive income attributable to other noncontrolling interests	125	428	236	797
Comprehensive income attributable to EchoStar	$50,319	$39,218	$110,354	$43,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$104,352	$58,611
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	247,239	265,655
Equity in losses (earnings) of unconsolidated affiliates, net	(6,017)	256
Loss from partial redemption of debt	—	5,044
Loss (gain) and impairment on marketable investment securities, net	(7,949)	6,253
Stock-based compensation	8,328	10,288
Deferred tax provision	53,091	36,255
Dividends received from unconsolidated entity	10,000	—
Proceeds from sale of trading securities	7,140	—
Changes in current assets and current liabilities, net	(73,916)	(14,429)
Changes in noncurrent assets and noncurrent liabilities, net	2,859	3,294
Other, net	10,507	11,517
Net cash flows from operating activities	355,634	382,744
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(641,358)	(285,130)
Sales and maturities of marketable investment securities	500,775	419,038
Purchases of property and equipment	(376,856)	(356,910)
Refunds and other receipts related to capital expenditures	24,087	—
Changes in restricted cash and marketable investment securities	(1,689)	(1,507)
Investments in unconsolidated entities	(1,636)	(64,655)
Acquisition of regulatory authorization	—	(3,428)
Expenditures for externally marketed software	(12,299)	(11,660)
Other, net	1,462	8
Net cash flows from investing activities	(507,514)	(304,244)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)
Repayment of other debt and capital lease obligations	(20,433)	(26,235)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	10,505	14,104
Other, net	(1,320)	3,186
Net cash flows from financing activities	(11,248)	(122,245)
Effect of exchange rates on cash and cash equivalents	728	(3,298)
Net increase (decrease) in cash and cash equivalents	(162,400)	(47,043)
Cash and cash equivalents, beginning of period	924,240	549,053
Cash and cash equivalents, end of period	$761,840	$502,010

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$87,213	$91,817
Capitalized interest	$47,093	$27,569
Cash paid for income taxes	$6,199	$3,010
Employee benefits paid in Class A common stock	$11,126	$10,711
Property and equipment financed under capital lease obligations	$6,857	$3,367
Increase (decrease) in capital expenditures included in accounts payable, net	$8,238	$(8,931)
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada.  We are a global provider of satellite service operations, video delivery solutions, digital set-top boxes, broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.  Our Class A common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”

We currently operate in the following three business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and office customers and network technologies, managed services and communication solutions to domestic and international enterprise and government markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•
EchoStar Technologies (“ETC”) — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business which primarily provides support services to DISH Network’s Sling TVTM service (“Sling TV”).

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Our operations also include real estate and other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, as a result of the Satellite and Tracking Stock Transaction described in Note 4 below and in our most recent Annual Report on Form 10-K, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  As of June 30, 2016 and December 31, 2015, noncontrolling interests consist primarily of HSS Tracking Stock owned by DISH Network, as described in Note 4 below.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the six months ended June 30, 2016 or 2015.

As of June 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of June 30, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $77.3 million and $79.3 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $14.3 million and $15.7 million for the three months ended June 30, 2016 and 2015, respectively, and $26.4 million and $30.5 million for the six months ended June 30, 2016 and 2015, respectively. In addition, we incurred other research and development expenses of approximately $20.7 million and $19.7 million for the three months ended June 30, 2016 and 2015, respectively, and $41.2 million and $37.6 million for the six months ended June 30, 2016 and 2015, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of June 30, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $70.5 million and $62.8 million, respectively.  We capitalized costs related to the development of externally marketed software of $6.3 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively, and $12.3 million and $11.7 million for the six months ended June 30, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.3 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $3.9 million for the six months ended June 30, 2016 and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of June 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  We adopted ASU 2015-02 in the first quarter of 2016. The adoption of the standard did not impact our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required a retrospective approach to adoption.  We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs”.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The update specifies requirements for retrospective, modified retrospective or prospective application for the various amendments contained in the update. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised or vested.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.6 million shares for the three and six months ended June 30, 2016 and 2.0 million shares for the three and six months ended June 30, 2015.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$55,786	$31,750	$104,941	$61,148
Less: Net loss attributable to EchoStar Tracking Stock	(347)	(2,150)	(1,866)	(6,154)
Net income attributable to EchoStar common stock	$56,133	$33,900	$106,807	$67,302

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	93,751	92,283	93,541	92,127
Dilutive impact of stock awards outstanding	579	1,231	549	1,310
Diluted	94,330	93,514	94,090	93,437

Earnings per share:
Class A and B common stock:
Basic	$0.60	$0.37	$1.14	$0.73
Diluted	$0.60	$0.36	$1.14	$0.72

Note 4.    Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

In February 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group and the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group.) In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar retains all economic interest in the wholesale satellite broadband business and other businesses of EchoStar. The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, EchoStar increased short-term cash flow that it believes better positions it to achieve its strategic objectives.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Annual Report on Form 10-K.  For a description of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company and the Company’s Class A common stock, see Note 4 to the consolidated financial statements in our most recent Annual Report on Form 10-K.

As of June 30, 2016, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $112.8 million and $124.3 million as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statement of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(3,327)	$(11)	$(5,574)	$(20)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	4,649	—	4,649
Recognition of foreign currency translation losses in net income (3)	Other, net	—	1,889	—	1,889
Total reclassifications, net of tax and noncontrolling interests		$(3,327)	$6,527	$(5,574)	$6,518

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on marketable investment securities, net” in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	In June 2015, we recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

(3)
As a result of the deconsolidation of several of our European subsidiaries in connection with our investment in SmarDTV SA in May 2015, the related cumulative translation adjustments that were previously recognized in other comprehensive income (loss) were reclassified and recognized as a loss within “Other income (expense)” in our condensed consolidated statements of operations and comprehensive income (loss). See Note 6 for further discussion.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6.    Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$674,695	$562,236
Strategic equity securities	49,341	38,864
Other	21,808	11,238
Total marketable investment securities—current	745,844	612,338
Restricted marketable investment securities (1)	14,978	13,227
Total	760,822	625,565

Restricted cash and cash equivalents (1)	7,713	7,775

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	81,174
Equity method	120,849	128,090
Total investments in unconsolidated entities—noncurrent	202,023	209,264
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$970,558	$842,604

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three and six months ended June 30, 2016 or 2015.

For the three and six months ended June 30, 2016, “Gains (losses) on marketable investment securities, net” included losses of $1.2 million and $1.0 million, respectively, related to trading securities that we held as of June 30, 2016. For each of the three and six months ended June 30, 2015, “Gains (losses) on marketable investment securities, net” included a $1.6 million loss related to trading securities that we held as of June 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and mutual funds.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Restricted Cash and Marketable Investment Securities

As of June 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2016
Debt securities:
Corporate bonds	$674,243	$631	$(179)	$674,695
Other (including restricted)	32,485	27	(3)	32,509
Equity securities - strategic	43,329	5,917	(5,418)	43,828
Total marketable investment securities	$750,057	$6,575	$(5,600)	$751,032
As of December 31, 2015
Debt securities:
Corporate bonds	$562,849	$10	$(623)	$562,236
Other (including restricted)	24,495	—	(30)	24,465
Equity securities - strategic	20,855	7,748	(82)	28,521
Total marketable investment securities	$608,199	$7,758	$(735)	$615,222

As of June 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $608.1 million with contractual maturities of one year or less and $99.1 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Available-for-Sale Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of June 30, 2016.

	As of
	June 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$333,203	$(5,600)	$364,160	$(609)
12 months or more	25	—	149,889	(126)
Total	$333,228	$(5,600)	$514,049	$(735)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale securities of $3.3 million and $5.6 million for the three and six months ended June 30, 2016, respectively, and de minimis gains for each of the three and six months ended June 30, 2015. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2016 and 2015.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Proceeds from sales of our available-for-sale securities totaled $19.6 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $31.8 million and $90.2 million for the six months ended June 30, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$706,436	$8,495	$697,941	$840,950	$38,771	$802,179
Debt securities:
Corporate bonds	$674,695	$—	$674,695	$562,236	$—	$562,236
Other (including restricted)	36,786	13,845	22,941	24,465	12,078	12,387
Equity securities - strategic	49,341	49,341	—	38,864	38,864	—
Total marketable investment securities	$760,822	$63,186	$697,636	$625,565	$50,942	$574,623

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

In June 2016, we recorded a $10.0 million cash distribution from one of our investments accounted for using the equity method that was determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global low-earth orbit satellite service company. OneWeb plans to develop and operate a global network of low-earth orbit Ku-band satellites to provide internet access to fixed and mobile terminals. We do not exercise significant influence over the management of OneWeb; accordingly, we account for the investment using the cost method.

In May 2015, we acquired a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for cash of $13.9 million and the contribution of several of our European subsidiaries to SmarDTV. We recorded our initial investment in SmarDTV at $20.0 million, representing our estimate of the investment’s fair value using discounted cash flow techniques. Our estimate included significant unobservable inputs related to SmarDTV’s future operations and is categorized within Level 3 of the fair value hierarchy. As of the acquisition date, we deconsolidated the contributed entities and recognized a $2.6 million loss within “Other income (expense)” in our condensed consolidated statements of operations and comprehensive income (loss), consisting of: (i) a $0.7 million loss resulting from our initial investment (at fair value) being less than the sum of our $13.9 million cash payment and the carrying amount of the net assets of the deconsolidated entities and (ii) the reclassification from accumulated other comprehensive loss of $1.9 million in foreign currency translation adjustments related to the deconsolidated entities. The net assets of the deconsolidated entities included property and equipment of $6.7 million and cash of $0.8 million. We have the ability to exercise significant influence over SmarDTV and therefore account for our investment using the equity method. We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV. See Note 16 for information about our related party transactions with SmarDTV subsequent to the date of our initial investment.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$145,715	$168,714
Contracts in process, net	23,379	23,011
Total trade accounts receivable	169,094	191,725
Allowance for doubtful accounts	(13,030)	(12,485)
Trade accounts receivable - DISH Network	340,955	277,159
Total trade accounts receivable, net	$497,019	$456,399

As of June 30, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $0.9 million and $2.9 million, respectively.

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$56,196	$52,839
Raw materials	7,719	9,042
Work-in-process	8,477	5,129
Total inventory	$72,392	$67,010

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		June 30, 2016	December 31, 2015
		(In thousands)
Land	—	$42,428	$41,457
Buildings and improvements	1-40	368,830	367,947
Furniture, fixtures, equipment and other	1-12	1,292,190	1,254,325
Customer rental equipment	2-4	636,745	588,430
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	665,518	665,518
Construction in progress	—	1,384,723	1,112,267
Total property and equipment		6,771,554	6,411,064
Accumulated depreciation		(3,202,386)	(2,998,074)
Property and equipment, net		$3,569,168	$3,412,990

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$1,191,340	$963,103
Satellite related equipment	160,048	126,373
Other	33,335	22,791
Construction in progress	$1,384,723	$1,112,267

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of June 30, 2016.

Satellites	Segment	Expected Launch Date
Eutelsat 65 West A (2)	Hughes	March 2016 (1)
EchoStar XXI	Other	Fourth quarter of 2016
EchoStar XXIII	Other	Fourth quarter of 2016
EchoStar XIX	Other	Fourth quarter of 2016
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in March 2016 and placed into service in July 2016.

(2)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Satellites	$46,965	$49,154	$93,930	$98,241
Furniture, fixtures, equipment and other	27,900	29,897	58,085	60,400
Customer rental equipment	29,000	30,524	58,137	60,711
Buildings and improvements	3,067	3,463	6,153	6,858
Total depreciation expense	$106,932	$113,038	$216,305	$226,210

Satellites

As of June 30, 2016, we utilized in support of our operations, 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.  We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of June 30, 2016.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the six months ended June 30, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 10.    Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill.  Goodwill is assigned to the reporting units within our operating segments and is subject to impairment testing annually, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

As of June 30, 2016 and December 31, 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment and $6.4 million was assigned to the Move Networks reporting unit of our EchoStar Technologies segment.  We test this goodwill for impairment annually in the second quarter and third quarter, respectively.  Based on our qualitative assessment of impairment of our Hughes segment goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2015	Additions	Currency Translation Adjustment	As of June 30, 2016
	(In thousands)
Finite useful lives:
Cost	$82,007	$—	$7,607	$89,614
Accumulated amortization	(9,852)	(2,299)	(848)	(12,999)
Net	72,155	(2,299)	6,759	76,615
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$543,812	$(2,299)	$6,759	$548,272

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		June 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(225,859)	$68,073	$293,932	$(213,543)	$80,389
Contract-based	4	69,440	(69,440)	—	255,366	(251,493)	3,873
Technology-based	7	137,197	(118,900)	18,297	137,337	(111,840)	25,497
Trademark portfolio	20	29,700	(7,549)	22,151	29,700	(6,806)	22,894
Total other intangible assets		$530,269	$(421,748)	$108,521	$716,335	$(583,682)	$132,653

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $13.6 million and $19.4 million for the three months ended June 30, 2016 and 2015, respectively, and $30.9 million and $39.4 million for the six months ended June 30, 2016 and 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		June 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,070,438	$990,000	$1,071,675
7 5/8% Senior Notes due 2021	8.062%	900,000	969,750	900,000	954,000
Other		375	375	803	803
Less: Unamortized debt issuance costs		(28,172)	—	(31,276)	—
Subtotal		1,862,203	$2,040,563	1,859,527	$2,026,478
Capital lease obligations		320,770		332,838
Total debt and capital lease obligations		2,182,973		2,192,365
Less: Current portion		(38,494)		(35,698)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$2,144,479		$2,156,667

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

On May 6, 2016, HSS offered to repurchase for cash all or any part of its outstanding 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) and its outstanding 7 5/8% Senior Notes due 2021 (the “2021 Senior Unsecured Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. The Change of Control Offers expired on June 6, 2016, with none of the 2019 Senior Secured Notes or the 2021 Senior Unsecured Notes tendered for repurchase.

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

Income tax expense was approximately $55.6 million and $37.3 million for the six months ended June 30, 2016 and 2015, respectively.  Our estimated effective income tax rate was 34.7% and 38.9% for the six months ended June 30, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2015 were primarily due to the impact of state and local taxes.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 389,040 shares and 801,010 shares of our Class A common stock for the three months ended June 30, 2016 and 2015, respectively, and 584,880 shares and 883,980 shares of our Class A common stock for the six months ended June 30, 2016 and 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In 2015, we granted 100,000 restricted stock units (“RSUs”). The RSUs vested based on the attainment of certain quarterly company performance criteria for the second, third and fourth quarters of 2015.  In 2015, 66,666 of the RSUs vested and in February 2016 the remaining 33,334 RSUs vested.

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2016 and 2015 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development expenses	$852	$1,286	$1,760	$2,048
Selling, general and administrative expenses	3,092	4,827	6,568	8,240
Total stock-based compensation	$3,944	$6,113	$8,328	$10,288

As of June 30, 2016, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $32.8 million.

Note 14.    Commitments and Contingencies

Commitments

As of June 30, 2016, our satellite-related obligations were approximately $878.0 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 25, 2016, we, the DISH Network defendants and Caltech entered into a settlement agreement pursuant to which the Court dismissed with prejudice all of the claims in these actions on May 31, 2016.

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

CRFD Research, Inc. (a subsidiary of Marathon Patent Group, Inc.)

On January 17, 2014, CRFD Research, Inc. (“CRFD”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network, DISH DBS Corporation and DISH Network L.L.C., in United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,191,233 (the “233 patent”).  The 233 patent is entitled “System for Automated, Mid-Session, User-Directed, Device-to-Device Session Transfer System,” and relates to transferring an ongoing software session from one device to another.  CRFD alleges that certain of our set-top boxes infringe the 233 patent.  On the same day, CRFD filed patent infringement complaints against AT&T Inc.; Comcast Corp.; DirecTV; Time Warner Cable Inc.; Cox Communications, Inc.; Level 3 Communications, Inc.; Akamai Technologies, Inc.; Cablevision Systems Corp. and Limelight Networks, Inc.  On January 26, 2015, we and DISH Network filed a petition before the United States Patent and Trademark Office challenging the validity of certain claims of the 233 patent, which was subsequently instituted along with two third-party petitions also challenging the validity of certain claims of the 233 patent.  On June 4, 2015, the litigation in the District Court was ordered stayed pending resolution of our petition before the United States Patent and Trademark Office, and on January 16, 2016, the United States Patent and Trademark Office held oral arguments on the merits of the petition.  On June 1, 2016, the Patent and Trademark Office found that four of the challenged thirty claims were unpatentable. On July 5, 2016, CRFD filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. CRFD is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  Over November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

On November 7, 2012, the California court denied the Fox plaintiffs’ motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features, and the Fox plaintiffs appealed.  On March 27, 2013, at the request of the parties, the Central District of California granted a stay of all proceedings in the action brought by the NBC plaintiffs, pending resolution of the appeal by the Fox plaintiffs.  On July 24, 2013, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion for a preliminary injunction as to the PrimeTime Anytime and AutoHop features.  On August 7, 2013, the Fox plaintiffs filed a petition for rehearing and rehearing en banc, which was denied on January 24, 2014.  The United States Supreme Court granted the Fox plaintiffs an extension until May 23, 2014 to file a petition for writ of certiorari, but they did not file.  As a result, the stay of the NBC plaintiffs’ action expired.  On August 6, 2014, at the request of the parties, the Central District of California granted a further stay of all proceedings in the action brought by the NBC plaintiffs, pending a final judgment on all claims in the Fox plaintiffs’ action.  As discussed below, the Fox action was dismissed on February 11, 2016. As a result, on March 4, 2016, at the request of the parties to the NBC action, the Central District of California granted a further stay of all proceedings in the action until September 9, 2016; provided that after May 27, 2016, any party to the action may file a motion with the Court to lift the stay. Pursuant to a settlement agreement between the parties, on June 16, 2016, the parties filed a stipulation to dismiss with prejudice the NBC action, which was granted on June 20, 2016.

In addition, on February 21, 2013, the Fox plaintiffs filed a second motion for preliminary injunction against: (i) DISH Network, seeking to enjoin the Hopper TransfersTM feature in the second-generation Hopper set-top box, alleging breach of a retransmission consent agreement; and (ii) EchoStar Technologies L.L.C. and DISH Network, seeking to enjoin the Slingbox unit’s placeshifting functionality in the second-generation Hopper set-top box, alleging copyright infringement by both defendants, and breach of the earlier-mentioned retransmission consent agreement by DISH Network.  The Fox plaintiffs’ motion was denied on September 23, 2013.  The Fox plaintiffs appealed, and on July 14, 2014, the United States Court of Appeals for the Ninth Circuit affirmed the denial of the Fox plaintiffs’ motion.  On October 17, 2014, the California court heard oral argument on the Fox plaintiffs’ and our respective motions for summary judgment.  On January 12, 2015, the Court entered an order ruling on the parties’ respective summary judgment motions, holding that: (a) the Slingbox unit’s placeshifting functionality and the PrimeTime Anytime, AutoHop and Hopper Transfers features do not violate copyright law; (b) certain quality assurance copies (which were discontinued in November 2012) did violate copyright law; and (c) the Slingbox unit’s placeshifting functionality, the Hopper Transfers feature and certain quality assurance copies breach DISH’s retransmission consent agreement with Fox.  At the parties’ joint request, the Court had stayed the case until January 15, 2016. Pursuant to a settlement agreement between us, DISH Network and the Fox plaintiffs, on February 10, 2016, we, DISH Network and the Fox plaintiffs filed a stipulation to dismiss with prejudice all of our respective claims pending in the California Court. That motion was granted on February 11, 2016.

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

On November 23, 2012, the ABC plaintiffs filed a motion for a preliminary injunction to enjoin the Hopper set-top box’s PrimeTime Anytime and AutoHop features.  On September 18, 2013, the New York court denied that motion.  The ABC plaintiffs appealed, and oral argument on the appeal was heard on February 20, 2014 before the United States Court of Appeals for the Second Circuit.  Pursuant to a settlement between us and the ABC parties, during March 2014, the ABC parties withdrew their appeal to the United States Court of Appeals for the Second Circuit; we and the ABC parties filed a stipulation on March 4, 2014 to dismiss without prejudice all of our respective claims pending in the United States District Court for the Southern District of New York; and the ABC parties granted a covenant not to sue. The Court ordered such dismissal on March 6, 2014. Pursuant to a settlement between us and the CBS parties, on December 10, 2014, we and the CBS parties filed a stipulation to dismiss with prejudice all of our respective claims pending in the New York Court. The Court ordered such dismissal on December 10, 2014.

These matters related to the Hopper litigation are now concluded.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.  Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County Litigation was stayed pending resolution of the motion to dismiss.  On March 30, 2015, the Court dismissed the Jacobi Litigation, with leave for Jacobi to amend his complaint by April 20, 2015.  On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss. On March 17, 2016, the Court dismissed the amended Jacobi Litigation, and on July 25, 2016, Jacobi filed an appeal brief with the United States Court of Appeals for the Ninth Circuit.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as EchoStar Corporation and our subsidiaries, EchoStar Technologies, L.L.C, HSS, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

TQ Delta LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against DISH Network, DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware. On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and EchoStar Technologies L.L.C. as defendants. That complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability”; and United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.” TQ Delta alleges that satellite TV services, Internet services, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents. TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Trial has been set for November 13, 2017. On

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, DISH Network filed petitions with the United States Patent and Trademark Office or joined other third-party petitions at the United States Patent and Trademark Office challenging the validity of all of the patent claims asserted in the action.

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and our subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Transactions between segments were not significant for the three and six months ended June 30, 2016 or 2015.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2016
External revenue	$338,574	$314,751	$101,278	$3,026	$757,629
Intersegment revenue	$763	$186	$172	$(1,121)	$—
Total revenue	$339,337	$314,937	$101,450	$1,905	$757,629
EBITDA	$106,379	$19,912	$83,826	$10,487	$220,604
Capital expenditures	$81,322	$9,184	$10,312	$40,815	$141,633

For the Three Months Ended June 30, 2015
External revenue	$334,554	$331,766	$124,402	$2,873	$793,595
Intersegment revenue	$631	$186	$187	$(1,004)	$—
Total revenue	$335,185	$331,952	$124,589	$1,869	$793,595
EBITDA	$103,414	$29,257	$103,558	$(23,911)	$212,318
Capital expenditures	$70,527	$9,151	$24,468	$74,962	$179,108

For the Six Months Ended June 30, 2016
External revenue	$664,113	$699,690	$204,093	$6,092	$1,573,988
Intersegment revenue	$1,462	$373	$346	$(2,181)	$—
Total revenue	$665,575	$700,063	$204,439	$3,911	$1,573,988
EBITDA	$205,847	$48,080	$172,012	$17,461	$443,400
Capital expenditures	$185,559	$14,525	$35,032	$117,653	$352,769

For the Six Months Ended June 30, 2015
External revenue	$659,504	$677,799	$249,600	$5,345	$1,592,248
Intersegment revenue	$961	$373	$387	$(1,721)	$—
Total revenue	$660,465	$678,172	$249,987	$3,624	$1,592,248
EBITDA	$194,687	$54,818	$209,977	$(33,483)	$425,999
Capital expenditures	$135,054	$24,255	$52,251	$145,350	$356,910

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
EBITDA	$220,604	$212,318	$443,400	$425,999
Interest income and expense, net	(16,424)	(29,235)	(35,668)	(61,932)
Depreciation and amortization	(120,505)	(132,470)	(247,239)	(265,655)
Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	123	(737)	(589)	(2,537)
Income before income taxes	$83,798	$49,876	$159,904	$95,875

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 16.    Related Party Transactions

DISH Network

Following the Spin-off, we and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 4 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following the Spin-off, we and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We also may enter into additional agreements with DISH Network in the future.  Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

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

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 through December 2016.  The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which depends on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days’ notice to us.  If DISH Network terminates the teleport services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we, upon certain conditions, and DISH

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Network have the option to renew for an additional five-year period.  If either we or DISH Network exercise our respective five-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the first five-year renewal option or DISH Network does not exercise the second five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

Inverness Lease Agreement.  The lease for certain space at 90 Inverness Circle East in Englewood, Colorado is for a period ending in December 2016.  This agreement can be terminated by either party upon six months’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon such extension, both parties have the right to terminate this agreement upon 30 days’ notice. In February 2016, DISH Network terminated this lease effective in August 2016.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

XiP Encryption Agreement.  In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The XiP Encryption Agreement’s term ends on the same day as the 2012 Receiver Agreement and therefore was automatically extended through December 2016 when we and DISH Network extended the 2012 Receiver Agreement in November 2015.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  The agreements generally may be terminated by DISH Network at any time for convenience.

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

General and administrative expenses — DISH Network

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

Other agreements — DISH Network

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Caltech. On October 1, 2013, Caltech filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions. See Note 14 of these condensed consolidated financial statements for further information.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility.  In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of June 30, 2016, the principal amount outstanding of the loan facility was zero.  In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2016.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $1.2 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $7.6 million and $8.6 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, we had trade accounts payable to NagraStar totaling approximately $0.5 million and $2.6 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Digital set-top boxes and related accessories	$10,176	$12,717	$32,730	$25,545
Satellite services	$5,837	$5,837	$11,674	$11,674
Uplink services	$1,015	$1,410	$2,025	$2,951

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Due from Dish Mexico	$26,401	$32,906

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended June 30, 2016 and 2015 and $1.3 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.6 million and $0.1 million, respectively. In June 2016, we recorded a $10.0 million cash distribution from Deluxe that was determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to a services agreement, we purchased engineering services from SmarDTV totaling $2.0 million and $3.7 million for the three and six months ended June 30, 2016, respectively, and $1.0 million for the three and six months ended June 30, 2015, respectively.  As of June 30, 2016 and December 31, 2015, we had trade accounts payable to SmarDTV of $1.9 million and $0.9 million, respectively, and a current note receivable from SmarDTV of zero and $0.5 million, respectively, arising from a working capital adjustment pursuant to the acquisition agreement. In March 2016, SmarDTV repaid the note receivable in full.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 17.    Subsequent Events

Issuance of Secured and Unsecured Notes

On July 27, 2016, HSS issued $750 million aggregate principal amount of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) pursuant to an Indenture dated July 27, 2016 (the “2016 Secured Indenture”) at an issue price of 100% of their aggregate principal amount and $750 million aggregate principal amount of 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) pursuant to an Indenture dated July 27, 2016 (the “2016 Unsecured Indenture” and together with the 2016 Secured Indenture, the “2016 Indentures”) at an issue price of 100% of their aggregate principal amount.

The 2026 Senior Secured Notes bear interest at a rate of 5.250% per annum and mature on August 1, 2026, and the 2026 Senior Unsecured Notes bear interest at a rate of 6.625% per annum and mature on August 1, 2026. Interest on the 2026 Notes will be payable semi-annually on February 1 and August 1 of each year commencing February 1, 2017.

The 2026 Notes are redeemable only in limited circumstances. The 2026 Notes are redeemable, in whole or in part at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the 2016 Indentures. HSS may also redeem up to 10% of the outstanding 2026 Senior Secured Notes per year prior to August 1, 2020 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In addition, HSS may, at any time prior to August 1, 2019, with the net cash proceeds from certain equity offerings or capital contributions, redeem up to 35% of the 2026 Senior Secured Notes, at 105.25% of the principal amount, and up to 35% of the 2026 Senior Unsecured Notes, at a redemption price equal to 106.625% of the principal amount plus, in each case, accrued and unpaid interest on the 2026 Notes being redeemed to the date of redemption.

The 2026 Senior Secured Notes are:

•	secured obligations of HSS;

•	secured by security interests in substantially all existing and future tangible and intangible assets of HSS and certain of its subsidiaries on a first priority basis, subject to certain exceptions;

•	ranked equally and ratably with the existing 2019 Senior Secured Notes;

•
effectively junior to HSS’ obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;

•
effectively senior to HSS’ existing and future unsecured obligations to the extent of the value of the collateral securing the 2026 Senior Secured Notes, after giving effect to permitted liens as provided in the 2016 Secured Indenture;

•	senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the 2026 Senior Secured Notes;

•	structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the 2026 Senior Secured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of HSS’ subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the 2026 Senior Secured Notes.

The 2026 Senior Unsecured Notes are:

•	unsecured senior obligations of HSS;

•	ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;

•	effectively junior to HSS’ obligations that are secured to the extent of the value of the collateral securing such obligations;

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•	senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the 2026 Senior Unsecured Notes;

•	structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the 2026 Senior Unsecured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of HSS’ subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

The 2026 Notes are guaranteed by the same HSS subsidiary guarantors that currently guarantee the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes.

Subject to certain exceptions, the 2016 Indentures contain restrictive covenants that, among other things, impose limitations on HSS’ ability and, in certain instances, the ability of certain of HSS’ subsidiaries to:

•	incur additional debt;

•	pay dividends or make distributions on HSS’ capital stock or repurchase HSS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets; and

•	allow to exist certain restrictions on the ability of certain of HSS’ subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to HSS or its subsidiaries.

These covenants include a number of important exceptions.

In the event of a Change of Control, as defined in the 2016 Indentures, HSS would be required to make an offer to repurchase all or any part of a holder’s 2026 Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

The 2016 Indentures provide for customary events of default, including, among other things, nonpayment, breach of the covenants in the 2016 Indentures, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If any event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the applicable then outstanding 2026 Notes may declare all the applicable 2026 Notes to be due and payable immediately, together with any accrued and unpaid interest.

As discussed above, HSS and certain of its subsidiaries have granted a first priority security interest in substantially all of their assets, subject to certain exceptions and permitted liens, to secure HSS’ obligations under the 2019 Senior Secured Notes and the 2026 Senior Secured Notes.

Under the terms of a registration rights agreement, HSS has agreed to register notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the 2026 Notes.

Discontinuance of Product Offering

In July 2016 we made the decision to discontinue our direct-to-consumer security and home automation solution product offering and associated services which we had introduced earlier in the year.  We are in the process of shutting down all activities, services, operations and assets related to this product offering.  We expect to recognize expenses as a result of our decision. At this time we are unable to provide an estimate of the financial impact of our decision on our financial statements.

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

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite service operations, video delivery solutions, digital set-top boxes, broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.  We currently operate in three business segments, which are differentiated primarily by their operational focus: Hughes, EchoStar Technologies, and EchoStar Satellite Services (“ESS”).  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

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

Highlights from our financial results are as follows:

2016 Second Quarter Consolidated Results of Operations

•	Revenue of $757.6 million

•	Operating income of $89.9 million

•	Net income of $55.9 million

•	Net income attributable to EchoStar common stock of $56.1 million and basic earnings per share of common stock of $0.60

•	EBITDA of $220.6 million (see reconciliation of this non-GAAP measure on page 47)

Consolidated Financial Condition as of June 30, 2016

•	Total assets of $7.36 billion

•	Total liabilities of $3.44 billion

•	Total stockholders’ equity of $3.92 billion

•	Cash, cash equivalents and current marketable investment securities of $1.51 billion

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

We have been preparing for the launch of the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting.

In addition to our broadband service offerings, our Hughes segment also provides managed services, hardware, and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

Our Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and installation services. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us, Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada will provide to us, the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to enter into service in additional markets across South America once that capacity is available for commercial use.

As of June 30, 2016 and December 31, 2015, our Hughes segment had approximately 1,030,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased primarily due to a decrease in additions in both our wholesale and retail channels in the second quarter of 2016 compared to the first quarter of 2016 due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the second quarter of 2016 increased as compared to the first quarter of 2016 due to an increase in churn in our wholesale channel.  As a result, for the quarter ended June 30, 2016, net subscribers decreased by approximately 8,200 for the second quarter of 2016 compared to the first quarter of 2016 primarily due to a decrease in wholesale subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of June 30, 2016 and December 31, 2015, our Hughes segment had approximately $1.51 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network and Dish Mexico.  In addition, we provide our TV Anywhere technology through Slingbox units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Our EchoStar Technologies segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which licenses technology and provides services to DISH Network’s Sling TV service (“Sling TV”) (see Note 16 in our notes to condensed consolidated financial statements).

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

The number of potential new customers for our set-top box business in our EchoStar Technologies segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.  Our customers face emerging competition from other providers of digital media and potential government action preventing them from using security systems in connection with set-top boxes. In particular, programming offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Additionally, the FCC is considering adopting regulations enabling consumer electronics manufacturers, innovators and other developers to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. As a result, consumers may then be able to access content provided by DISH Network and other customers using products produced by our competitors and without using our set-top boxes or other products. As a result, we expect that demand for our satellite television digital set-top boxes from DISH Network and other customers could decline and we may not be able to sustain our current revenue levels.

With our expertise in connectivity, security and video, we continue to evaluate developing new consumer product and service offerings intended to grow our EchoStar Technologies segment revenue over time. In July 2016 we made the decision to discontinue our direct to consumer security and home automation solution product offering and associated services which we had introduced earlier in the year.  We are in the process of shutting down all activities, services, operations and assets related to this product offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network (our largest customer), Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S.

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

Revenue growth in our ESS segment depends largely on our ability to continuously make additional satellite capacity available for sale.  Our EchoStar 105/SES-11 satellite is currently under construction and will replace the capacity currently leased on the AMC-15 satellite.  Once launched, which is expected in the fourth quarter of 2016, and placed into operation, we expect periodic revenue from the satellite to exceed the amount currently generated by the AMC-15 satellite.

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our business.

As of June 30, 2016 and December 31, 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.23 billion and $1.41 billion, respectively.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO orbit networks, balloons, and High Altitude Platform Systems will likely play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum for broadcast satellite service (“BSS”), Ka-band spectrum and S-band spectrum.  We are exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered BSS satellite.  The EchoStar XXIII satellite is expected to launch in the fourth quarter of 2016 and will be deployed at the 45 degree west longitude orbital location.

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

We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business. In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. In addition, our Hughes segment entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground systems for OneWeb’s LEO satellites. Our Hughes segment also has the right of first refusal to 50% of the OneWeb capacity in the United States, Europe, Brazil and India for offering latency sensitive services to our Hughes segment’s customer base.

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “All Other and Eliminations” in our segment reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	For the Three Months
	Ended June 30,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$185,148	$196,134	$(10,986)	(5.6)
Equipment revenue - other	76,403	87,772	(11,369)	(13.0)
Services and other revenue - DISH Network	220,199	235,953	(15,754)	(6.7)
Services and other revenue - other	275,879	273,736	2,143	0.8
Total revenue	757,629	793,595	(35,966)	(4.5)
Costs and Expenses:
Cost of sales - equipment	222,875	238,623	(15,748)	(6.6)
% of Total equipment revenue	85.2%	84.1%
Cost of sales - services and other	207,488	217,765	(10,277)	(4.7)
% of Total services and other revenue	41.8%	42.7%
Selling, general and administrative expenses	96,143	90,704	5,439	6.0
% of Total revenue	12.7%	11.4%
Research and development expenses	20,732	19,685	1,047	5.3
% of Total revenue	2.7%	2.5%
Depreciation and amortization	120,505	132,470	(11,965)	(9.0)
Total costs and expenses	667,743	699,247	(31,504)	(4.5)
Operating income	89,886	94,348	(4,462)	(4.7)

Other Income (Expense):
Interest income	3,503	2,723	780	28.6
Interest expense, net of amounts capitalized	(19,927)	(31,958)	12,031	(37.6)
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	5,487	(6,262)	11,749	*
Equity in earnings (losses) of unconsolidated affiliates, net	6,980	(203)	7,183	*
Other, net	(2,131)	(3,728)	1,597	(42.8)
Total other expense, net	(6,088)	(44,472)	38,384	(86.3)
Income before income taxes	83,798	49,876	33,922	68.0
Income tax provision, net	(27,889)	(18,863)	(9,026)	47.9
Net income	55,909	31,013	24,896	80.3
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(188)	(1,165)	977	(83.9)
Less: Net income attributable to other noncontrolling interests	311	428	(117)	(27.3)
Net income attributable to EchoStar	$55,786	$31,750	$24,036	75.7

Other Data:
EBITDA (2)	$220,604	$212,318	$8,286	3.9
Subscribers, end of period	1,030,000	1,014,000	16,000	1.6
 * Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 61 and 62 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 47. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 62.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $185.1 million for the three months ended June 30, 2016, a decrease of $11.0 million, or 5.6%, compared to the same period in 2015.

Equipment revenue - DISH Network from our Hughes segment for the three months ended June 30, 2016 decreased by $0.7 million, or 25.6% to $2.1 million compared to the same period in 2015.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET Satellite Broadband L.L.C. (“dishNET”).

Equipment revenue - DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2016 decreased by $10.3 million, or 5.3%, to $183.0 million compared to the same period in 2015.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through the 2012 Receiver Agreement which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies. Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us. The decrease in revenue for the three months ended June 30, 2016 was primarily due to a decrease in the volume of sales of set-top boxes and a decrease in the weighted average price of related accessories.  The decrease in revenue of set-top boxes was due to an 8.8% decrease in the volume of unit sales, partially offset by a 3.2% increase in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to a 6.7% decrease in the weighted average price of related accessories sold, partially offset by a 2.1% increase in the volume of unit sales.

Equipment revenue - other.  “Equipment revenue - other” totaled $76.4 million for the three months ended June 30, 2016, a decrease of $11.4 million or 13.0%, compared to the same period in 2015.

Equipment revenue - other from our Hughes segment for the three months ended June 30, 2016 decreased by $2.2 million, or 4.1%, to $51.4 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $4.5 million in revenue from our international and telecom systems customers. These decreases were partially offset by an increase of $2.0 million in sales of broadband equipment to our domestic enterprise market.

Equipment revenue - other from our EchoStar Technologies segment for the three months ended June 30, 2016 decreased by $9.2 million, or 26.9%, to $25.0 million compared to the same period in 2015.  The decrease was attributable to a decrease in the volume of unit sales of accessories of 19.3% sold primarily to our international customers and a decrease in the weighted average price of set-top boxes and related accessories of 26.0% and 5.2%, respectively, sold primarily to a certain international customer.

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $220.2 million for the three months ended June 30, 2016, a decrease of $15.8 million or 6.7%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the three months ended June 30, 2016 increased by $1.7 million, or 7.4%, to $25.0 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue - DISH Network from our EchoStar Technologies segment for the three months ended June 30, 2016 increased by $3.4 million, or 3.4%, to $105.0 million compared to the same period in 2015.  The increase was primarily due to an increase in revenue earned for engineering support services related to Sling TV and other projects.

Services and other revenue - DISH Network from our ESS segment for the three months ended June 30, 2016 decreased by $21.1 million, or 19.5%, to $87.2 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - other.  “Services and other revenue - other” totaled $275.9 million for the three months ended June 30, 2016, an increase of $2.1 million, or 0.8%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the three months ended June 30, 2016 increased by $5.3 million, or 2.1%, to $260.8 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $9.9 million in sales of broadband services to our domestic consumer and enterprise markets, partially offset by a decrease of $4.3 million of broadband services to our international customers.

Services and other revenue - other from our EchoStar Technologies segment for the three months ended June 30, 2016 decreased by $1.0 million, or 34.2%, to $1.9 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in revenue from mobile applications and teleport services.

Services and other revenue - other from our ESS segment for the three months ended June 30, 2016 decreased by $2.1 million, or 12.6%, to $14.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services in 2016 compared to the same period in 2015 due to a decrease in the number of transponders available for use in providing service.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $222.9 million for the three months ended June 30, 2016, a decrease of $15.7 million, or 6.6%, compared to the same period in 2015.

Cost of sales - equipment from our Hughes segment for the three months ended June 30, 2016 decreased by $1.4 million, or 2.9%, to $47.2 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $2.2 million in equipment costs related to the decrease in sales to our telecom systems customers, partially offset by an increase of $0.8 million in equipment costs related to the increase in sales to our domestic consumer and enterprise markets.

Cost of sales - equipment from our EchoStar Technologies segment for the three months ended June 30, 2016 decreased by $14.4 million, or 7.6%, to $175.6 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in the volume of unit sales of set-top boxes and related accessories sold to DISH Network and certain of our international customers, offset partially by an increase in the weighted average price of set-top boxes sold to DISH Network.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $207.5 million for the three months ended June 30, 2016, a decrease of $10.3 million, or 4.7%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the three months ended June 30, 2016 decreased by $3.0 million, or 2.6%, to $111.5 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $2.3 million in costs of our broadband services provided to our international customers.

Cost of sales - services and other from our EchoStar Technologies segment for the three months ended June 30, 2016 increased by $8.6 million, or 12.0%, to $79.9 million compared to the same period in 2015.  The increase was primarily due to an increase in support costs related to engineering services.

Cost of sales - services and other from our ESS segment for the three months ended June 30, 2016 decreased by $3.1 million, or 16.8%, to $15.5 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales - services and other from All Other and Eliminations for the three months ended June 30, 2016 decreased by $12.7 million, or 95.1%, to $0.7 million compared to the same period in 2015.  The decrease in cost of sales was primarily due to a decrease in services received from DISH Network for the EchoStar XV satellite as a result of the termination of the satellite service agreement effective in November 2015.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $96.1 million for the three months ended June 30, 2016, an increase of $5.4 million or 6.0%, compared to the same period in 2015. The increase was

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

primarily due to an increase of $7.2 million in marketing and promotional costs, offset partially by a decrease of $1.8 million in general and administrative expenses.

Research and development expenses.  “Research and development expenses” totaled $20.7 million for the three months ended June 30, 2016, an increase of $1.0 million or 5.3%, compared to the same period in 2015 primarily related to our Hughes segment.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $120.5 million for the three months ended June 30, 2016, a decrease of $12.0 million or 9.0%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and All Other & Eliminations and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $19.9 million for the three months ended June 30, 2016, a decrease of $12.0 million or 37.6%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $10.0 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and Telesat T19V (“63 West”) satellites, and a decrease in interest expense of $1.4 million relating to the partial redemption of the outstanding principal amount of HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in the second quarter of 2015.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the three months ended June 30, 2016, a decrease in loss of $5.0 million or 100% compared to the same period in 2015. The $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $5.5 million for the three months ended June 30, 2016, an increase of $11.7 million compared to the same period in 2015.  The increase in gains was primarily due to an other than temporary impairment loss of $4.6 million on certain strategic equity securities in our marketable investment securities in the second quarter of 2015, an increase of $3.7 million in gains on our trading securities and an increase of $3.3 million in realized gains on our securities classified as available-for-sale in the second quarter of 2016.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $7.0 million for the three months ended June 30, 2016, an increase of $7.2 million compared to the same period in 2015. The increase was primarily related to an increase in earnings from our investments in Dish Mexico and Deluxe/EchoStar L.L.C.

Other, net.  “Other, net” totaled $2.1 million in expense for the three months ended June 30, 2016, a decrease of $1.6 million or 42.8%, compared to the same period in 2015.  The decrease in expense was primarily related to a loss of $3.0 million in connection with FCC regulatory fees recorded in the second quarter of 2015, which was reversed in the first quarter of 2016, and an increase of $2.0 million in foreign exchange gains, partially offset by a decrease of $2.3 million related to a protective put associated with one of our trading securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $220.6 million for the three months ended June 30, 2016, an increase of $8.3 million, or 3.9%, compared to the same period in 2015.  The increase was primarily due to an increase of $11.7 million in gains on marketable investment securities, net of losses and impairment, an increase of $7.2 million in the equity of earnings of unconsolidated affiliates, net, and a $5.0 million loss from partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015.  The increase was partially offset by a decrease in operating income, excluding depreciation and amortization, of $16.4 million for the three months ended June 30, 2016.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$55,909	$31,013	$24,896	80.3

Less: Interest income and expense, net	(16,424)	(29,235)	12,811	(43.8)
Less: Income tax provision	(27,889)	(18,863)	(9,026)	47.9
Less: Depreciation and amortization	(120,505)	(132,470)	11,965	(9.0)
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	123	(737)	860	*
EBITDA	$220,604	$212,318	$8,286	3.9

Income tax provision.  Income tax expense was $27.9 million for the three months ended June 30, 2016, an increase of $9.2 million, or 47.9% compared to the same period in 2015.  Our effective income tax rate was 33.3% for the three months ended June 30, 2016 compared to 37.8% for the same period in 2015.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2015 was primarily due to the impact of state and local taxes.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $55.8 million for the three months ended June 30, 2016, an increase of $24.0 million, or 75.7%, compared to the same period in 2015.  The increase was primarily due to (i) an increase of $11.7 million in gains on marketable investment securities, net of losses and impairment, (ii) higher capitalized interest of $10.0 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (iii) an increase of $7.2 million in the equity of earnings of unconsolidated affiliates, net, (iv) a $5.0 million loss from partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (v) a loss of $3.0 million in connection with FCC regulatory fees recorded in the second quarter of 2015, which was reversed in the first quarter of 2016 and (vi) a decrease in interest expense of $1.4 million relating to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015. The increase was partially offset by an increase in income tax expense of $9.0 million and a decrease in operating income, including depreciation and amortization, of $4.5 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2016
Total revenue	$339,337	$314,937	$101,450	$1,905	$757,629
Capital expenditures	$81,322	$9,184	$10,312	$40,815	$141,633
EBITDA	$106,379	$19,912	$83,826	$10,487	$220,604

For the Three Months Ended June 30, 2015
Total revenue	$335,185	$331,952	$124,589	$1,869	$793,595
Capital expenditures	$70,527	$9,151	$24,468	$74,962	$179,108
EBITDA	$103,414	$29,257	$103,558	$(23,911)	$212,318

Hughes Segment

	For the Three Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$339,337	$335,185	$4,152	1.2
Capital expenditures	$81,322	$70,527	$10,795	15.3
EBITDA	$106,379	$103,414	$2,965	2.9

Revenue

Hughes segment total revenue for the three months ended June 30, 2016 increased by $4.2 million, or 1.2%, compared to the same period in 2015.  The increase was primarily due to an increase of $10.1 million in revenue related to sales of broadband services to our consumer markets and dishNET and an increase of $3.9 million in revenue related to sales of broadband equipment and services to our domestic enterprise market.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international customers of $6.0 million, and a decrease of $2.8 million in revenue related to sales of broadband equipment to our telecom systems customers.

Capital Expenditures

Hughes segment capital expenditures for the three months ended June 30, 2016 increased by $10.8 million, or 15.3%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the three months ended June 30, 2016 was $106.4 million, an increase of $3.0 million, or 2.9%, compared to the same period in 2015.  The increase was primarily attributable to an $8.5 million increase in gross margin and an increase of $3.7 million in gains on our trading securities. The increase was partially offset by a decrease of $4.6 million related to a protective put associated with one of our trading securities and an increase of $4.5 million in selling, general and administrative expense.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Three Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$314,937	$331,952	$(17,015)	(5.1)
Capital expenditures	$9,184	$9,151	$33	0.4
EBITDA	$19,912	$29,257	$(9,345)	(31.9)

Revenue

EchoStar Technologies segment total revenue for the three months ended June 30, 2016 decreased by $17.0 million, or 5.1%, compared to the same period in 2015, primarily resulting from a decrease of $10.3 million in equipment revenue from DISH Network and a decrease of $9.2 million in equipment revenue - other, partially offset by an increase of $3.4 million in service revenue from DISH Network.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended June 30, 2016 was $19.9 million, a decrease of $9.3 million, or 31.9%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $11.2 million in gross margin partially offset by $2.0 million in foreign exchange gains.

EchoStar Satellite Services Segment

	For the Three Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$101,450	$124,589	$(23,139)	(18.6)
Capital expenditures	$10,312	$24,468	$(14,156)	(57.9)
EBITDA	$83,826	$103,558	$(19,732)	(19.1)

Revenue

ESS segment total revenue for the three months ended June 30, 2016 decreased by $23.1 million, or 18.6%, compared to the same period in 2015, primarily due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Capital Expenditures

ESS segment capital expenditures for the three months ended June 30, 2016 decreased by $14.2 million, or 57.9%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended June 30, 2016 was $83.8 million, a decrease of $19.7 million, or 19.1%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $20.0 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

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

	For the Three Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,905	$1,869	$36	1.9
Capital expenditures	$40,815	$74,962	$(34,147)	(45.6)
EBITDA	$10,487	$(23,911)	$34,398	*
*    Percentage is not meaningful.

Capital Expenditures

For the three months ended June 30, 2016, All Other and Eliminations capital expenditures decreased by $34.1 million, or 45.6%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar XXIII satellite of $28.4 million and a decrease in expenditures on the EchoStar XIX satellite of $5.1 million.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  The EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the three months ended June 30, 2016, All Other and Eliminations EBITDA was $10.5 million of income, compared to a loss of $23.9 million for the same period in 2015.  The $34.4 million increase in EBITDA was primarily related to a decrease of $12.7 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015, a $4.6 million other-than-temporary impairment of such common stock classified as available-for-sale in the second quarter of 2015, an increase of $3.3 million in gains on our available-for-sale securities portfolio in the second quarter of 2016, an increase of $7.4 million in the equity of earnings of unconsolidated affiliates, net, and a loss of $3.0 million in connection with FCC regulatory fees recorded in the second quarter of 2015, which was reversed in the first quarter of 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Equipment revenue - DISH Network	$434,761	$420,093	$14,668	3.5
Equipment revenue - other	156,880	166,908	(10,028)	(6.0)
Services and other revenue - DISH Network	433,926	458,757	(24,831)	(5.4)
Services and other revenue - other	548,421	546,490	1,931	0.4
Total revenue	1,573,988	1,592,248	(18,260)	(1.1)
Costs and Expenses:
Cost of sales - equipment	509,738	498,846	10,892	2.2
% of Total equipment revenue	86.2%	85.0%
Cost of sales - services and other	404,650	426,005	(21,355)	(5.0)
% of Total services and other revenue	41.2%	42.4%
Selling, general and administrative expenses	194,836	188,632	6,204	3.3
% of Total revenue	12.4%	11.8%
Research and development expenses	41,174	37,557	3,617	9.6
% of Total revenue	2.6%	2.4%
Depreciation and amortization	247,239	265,655	(18,416)	(6.9)
Total costs and expenses	1,397,637	1,416,695	(19,058)	(1.3)
Operating income	176,351	175,553	798	0.5

Other Income (Expense):
Interest income	7,469	5,334	2,135	40.0
Interest expense, net of amounts capitalized	(43,137)	(67,266)	24,129	(35.9)
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	7,949	(6,253)	14,202	*
Equity in earnings (losses) of unconsolidated affiliates, net	6,017	(256)	6,273	*
Other, net	5,255	(6,193)	11,448	*
Total other expense, net	(16,447)	(79,678)	63,231	(79.4)
Income before income taxes	159,904	95,875	64,029	66.8
Income tax provision	(55,552)	(37,264)	(18,288)	49.1
Net income	104,352	58,611	45,741	78.0
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(1,011)	(3,334)	2,323	(69.7)
Less: Net income attributable to other noncontrolling interests	422	797	(375)	(47.1)
Net income attributable to EchoStar	$104,941	$61,148	$43,793	71.6

Other Data:
EBITDA (2)	$443,400	$425,999	$17,401	4.1
Subscribers, end of period	1,030,000	1,014,000	16,000	1.6
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 61 and 62 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 55. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 62.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $434.8 million for the six months ended June 30, 2016, an increase of $14.7 million, or 3.5%, compared to the same period in 2015.

Equipment revenue - DISH Network from our Hughes segment for the six months ended June 30, 2016 increased by $1.0 million, or 25.3%, to $4.9 million compared to the same period in 2015.  The increase was primarily due to the increase in the volume of unit sales of broadband equipment to dishNET.

Equipment revenue - DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2016 increased by $13.7 million, or 3.3%, to $429.9 million compared to the same period in 2015.  Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through the 2012 Receiver Agreement which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies. Volume of unit sales could reduce over time as a result of demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us. The increase in revenue for the six months ended June 30, 2016 was primarily due to an increase in the weighted average price of set-top boxes and an increase in the volume of sales of related accessories, partially offset by a decrease in the volume of sales of set-top boxes.  The increase in revenue of set-top boxes was due to a 22.3% increase in the weighted average price of the set-top boxes sold, partially offset by a 13.8% decrease in the volume of unit sales.  The increase in revenue of related accessories was primarily due to a 1.9% increase in the volume of unit sales.

Equipment revenue - other.  “Equipment revenue - other” totaled $156.9 million for the six months ended June 30, 2016, a decrease of $10.0 million or 6.0%, compared to the same period in 2015.

Equipment revenue - other from our Hughes segment for the six months ended June 30, 2016 decreased by $7.3 million, or 7.2%, to $94.3 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $16.8 million in revenue from our international and telecom systems customers. These decreases were partially offset by an increase of $8.5 million in sales of broadband equipment to our domestic enterprise market.

Equipment revenue - other from our EchoStar Technologies segment for the six months ended June 30, 2016 decreased by $2.7 million, or 4.1%, to $62.6 million compared to the same period in 2015.  The decrease was attributable to a decrease in the weighted average price of set-top boxes and related accessories of 28.7% and 11.4%, respectively, sold primarily to Dish Mexico. The decrease was partially offset by an increase in the volume of unit sales of set-top boxes and related accessories of 34.8% and 7.6%, respectively, sold primarily to the same customer.

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $433.9 million for the six months ended June 30, 2016, a decrease of $24.8 million or 5.4%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2016 increased by $4.2 million, or 9.2%, to $50.3 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue - DISH Network from our EchoStar Technologies segment for the six months ended June 30, 2016 increased by $12.5 million, or 6.6%, to $203.0 million compared to the same period in 2015.  The increase was primarily due to an increase of $19.2 million in revenue earned for engineering support services related to Sling TV and other projects, offset partially by a decrease of $6.0 million in revenue earned for support services related to receiver development in 2015.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2016 decreased by $42.3 million, or 19.5%, to $174.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $41.7 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - other.  “Services and other revenue - other” totaled $548.4 million for the six months ended June 30, 2016, an increase of $1.9 million, or 0.4%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2016 increased by $7.2 million, or 1.4%, to $516.2 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $20.8 million in sales of broadband services to our domestic consumer market, partially offset by a decrease of $11.9 million of broadband services to our international customers, and a decrease of $1.5 million in sales of broadband services to our domestic enterprise market.

Services and other revenue - other from our EchoStar Technologies segment for the six months ended June 30, 2016 decreased by $1.6 million, or 26.0%, to $4.6 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in revenue from mobile applications and teleport services.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2016 decreased by $3.2 million, or 9.7%, to $29.9 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services in 2016 compared to the same period in 2015 due to a decrease in the number of transponders available for use in providing service.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $509.7 million for the six months ended June 30, 2016, an increase of $10.9 million, or 2.2%, compared to the same period in 2015.

Cost of sales - equipment from our Hughes segment for the six months ended June 30, 2016 decreased by $3.5 million, or 3.7%, to $90.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $10.1 million in equipment costs related to the decrease in sales to our international and telecom systems customers. This decrease was partially offset by an increase of $5.9 million in equipment costs related to the increase in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and to our domestic consumer and enterprise markets.

Cost of sales - equipment from our EchoStar Technologies segment for the six months ended June 30, 2016 increased by $14.4 million, or 3.5%, to $419.4 million compared to the same period in 2015.  The increase was primarily attributable to an increase in equipment costs related to the increase in the weighted average price of set-top boxes and related accessories sold to DISH Network and an increase in the volume of sales of set-top boxes sold to Dish Mexico. The increase was offset partially by a decrease in the volume of unit sales of set-top boxes sold to DISH Network and a decrease in the volume of sales of set-top boxes and related accessories sold to Bell TV.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $404.7 million for the six months ended June 30, 2016, a decrease of $21.4 million, or 5.0%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2016 decreased by $7.5 million, or 3.3%, to $219.8 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers of $5.3 million and to our domestic consumer and enterprise markets of $1.2 million.

Cost of sales - services and other from our EchoStar Technologies segment for the six months ended June 30, 2016 increased by $15.5 million, or 11.4%, to $151.6 million compared to the same period in 2015.  The increase was primarily due to an increase in support costs related to engineering services.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2016 decreased by $4.3 million, or 11.9%, to $31.9 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales - services and other from All Other and Eliminations for the six months ended June 30, 2016 decreased by $25.1 million, or 94.9%, to $1.3 million compared to the same period in 2015.  The decrease was primarily due to a

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

decrease in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $194.8 million for the six months ended June 30, 2016, an increase of $6.2 million or 3.3%, compared to the same period in 2015. The increase was primarily due to an increase of $8.5 million and $1.3 million in marketing and promotional costs from our EchoStar Technologies segment and Hughes segment, respectively, offset partially by a decrease of $3.6 million in general and administrative expenses.

Research and development expenses.  “Research and development expenses” totaled $41.2 million for the six months ended June 30, 2016, an increase of $3.6 million or 9.6%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense of $2.4 million and $1.2 million in our Hughes segment and EchoStar Technologies segment, respectively.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $247.2 million for the six months ended June 30, 2016, a decrease of $18.4 million or 6.9%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and All Other & Eliminations and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $43.1 million for the six months ended June 30, 2016, a decrease of $24.1 million or 35.9%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $19.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, and a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in the second quarter of 2015.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the six months ended June 30, 2016, a decrease in loss of $5.0 million compared to the same period in 2015. The $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $7.9 million for the six months ended June 30, 2016, an increase of $14.2 million compared to the same period in 2015.  The increase in gains was primarily due to an increase of $5.6 million in realized gains on our securities classified as available-for-sale, an other than temporary impairment loss of $4.6 million on certain strategic equity securities in our marketable investment securities in the second quarter of 2015 and an increase of $3.9 million in gains on our trading securities.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $6.0 million for the six months ended June 30, 2016, an increase of $6.3 million compared to the same period in 2015. The increase was primarily related to an increase in earnings from our investments in Dish Mexico and Deluxe/EchoStar L.L.C.

Other, net.  “Other, net” totaled $5.3 million in income for the six months ended June 30, 2016 compared to $6.2 million of expense for the six months ended June 30, 2015.  The increase of $11.4 million was primarily related to an increase of $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016 and an increase of $6.1 million in foreign exchange gains.  The increase was partially offset by a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, a decrease of $2.3 million related to a protective put associated with one of our trading securities and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $443.4 million for the six months ended June 30, 2016, an increase of $17.4 million, or 4.1%, compared to the same period in 2015.  The increase was primarily due to (i) an increase of $14.2 million in the gains (losses) and impairment on marketable investments, net, (ii) an increase of $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the first quarter of 2016, (iii) an increase of $6.3 million in equity in earnings of unconsolidated affiliates, net, (iv) an increase of $6.1 million in foreign exchange gains, and (v) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes recorded in the second quarter of 2015.  The increase was partially offset by (i) a decrease in operating income, excluding depreciation and amortization, of $17.6 million for the six months ended June 30, 2016, (ii) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, (iii) a decrease of $2.3 million related to a protective put associated with one of our trading securities and (iv) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$104,352	$58,611	$45,741	78.0

Less: Interest income and expense, net	(35,668)	(61,932)	26,264	(42.4)
Less: Income tax provision	(55,552)	(37,264)	(18,288)	49.1
Less: Depreciation and amortization	(247,239)	(265,655)	18,416	(6.9)
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(589)	(2,537)	1,948	(76.8)
EBITDA	$443,400	$425,999	$17,401	4.1

Income tax provision.  Income tax expense was $55.6 million for the six months ended June 30, 2016, an increase of $18.3 million, or 49.1% compared to for the same period in 2015.  Our effective income tax rate was 34.7% for the six months ended June 30, 2016 compared to 38.9% for the same period in 2015.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2015 were primarily due to the impact of state and local taxes.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $104.9 million for the six months ended June 30, 2016, an increase of $43.8 million, or 71.6%, compared to the same period in 2015.  The increase was primarily due to (i) higher capitalized interest of $19.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (ii) an increase of $14.2 million in the gains (losses) and impairment on marketable investments, net, (iii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, (iv) an increase of $6.3 million in equity in earnings of unconsolidated affiliates, net, (v) an increase of $6.1 million in foreign exchange gains, (vi) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, and (vii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in the second quarter of 2015. The increase was partially offset by an increase in income tax expense of $18.3 million and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites,.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Six Months Ended June 30, 2016
Total revenue	$665,575	$700,063	$204,439	$3,911	$1,573,988
Capital expenditures	$185,559	$14,525	$35,032	$117,653	$352,769
EBITDA	$205,847	$48,080	$172,012	$17,461	$443,400

For the Six Months Ended June 30, 2015
Total revenue	$660,465	$678,172	$249,987	$3,624	$1,592,248
Capital expenditures	$135,054	$24,255	$52,251	$145,350	$356,910
EBITDA	$194,687	$54,818	$209,977	$(33,483)	$425,999

Hughes Segment

	For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$665,575	$660,465	$5,110	0.8
Capital expenditures	$185,559	$135,054	$50,505	37.4
EBITDA	$205,847	$194,687	$11,160	5.7

Revenue

Hughes segment total revenue for the six months ended June 30, 2016 increased by $5.1 million, or 0.8%, compared to the same period in 2015.  The increase was primarily due to an increase of $25.3 million in revenue related to sales of broadband services to our consumer markets and dishNET and an increase of $8.5 million in revenue related to sales of broadband equipment to our domestic enterprise market.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international customers of $17.9 million, and a decrease of $10.8 million in revenue related to our telecom systems customers.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2016 increased by $50.5 million, or 37.4%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2016 was $205.8 million, an increase of $11.2 million, or 5.7%, compared to the same period in 2015.  The increase was primarily attributable to a $16.1 million increase in gross margin and an increase of $3.9 million in gains on our trading securities, partially offset by an increase of $4.9 million in selling, general and administrative expenses and an increase of $2.4 million in research and development expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$700,063	$678,172	$21,891	3.2
Capital expenditures	$14,525	$24,255	$(9,730)	(40.1)
EBITDA	$48,080	$54,818	$(6,738)	(12.3)

Revenue

EchoStar Technologies segment total revenue for the six months ended June 30, 2016 increased by $21.9 million, or 3.2%, compared to the same period in 2015, primarily resulting from an increase of $13.7 million in equipment revenue from DISH Network and an increase of $12.5 million in service revenue from DISH Network offset by a decrease of $2.7 million in equipment revenue - other and a decrease of $1.6 million in service revenue - other.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the six months ended June 30, 2016 decreased by $9.7 million, or 40.1%, compared to the same period in 2015, primarily due to a decrease in expenditures related to our digital broadcast centers of $14.8 million, partially offset by increased expenditures related to the support of our Move Networks business of $5.4 million.

EBITDA

EchoStar Technologies segment EBITDA for the six months ended June 30, 2016 was $48.1 million, a decrease of $6.7 million, or 12.3%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $8.0 million in gross margin and a decrease of $1.9 million loss in equity of a certain unconsolidated affiliate, offset partially by an increase of $4.1 million in foreign exchange gains.

EchoStar Satellite Services Segment

	For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$204,439	$249,987	$(45,548)	(18.2)
Capital expenditures	$35,032	$52,251	$(17,219)	(33.0)
EBITDA	$172,012	$209,977	$(37,965)	(18.1)

Revenue

ESS segment total revenue for the six months ended June 30, 2016 decreased by $45.5 million, or 18.2%, compared to the same period in 2015, primarily due to a decrease of $41.7 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $3.2 million primarily attributable to a decrease in sales of transponder services.

Capital Expenditures

ESS segment capital expenditures for the six months ended June 30, 2016 decreased by $17.2 million, or 33.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

ESS segment EBITDA for the six months ended June 30, 2016 was $172.0 million, a decrease of $38.0 million, or 18.1%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $41.3 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a $7.5 million increase due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016.

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

	For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$3,911	$3,624	$287	7.9
Capital expenditures	$117,653	$145,350	$(27,697)	(19.1)
EBITDA	$17,461	$(33,483)	$50,944	*
*    Percentage is not meaningful.

Capital Expenditures

For the six months ended June 30, 2016, All Other and Eliminations capital expenditures decreased by $27.7 million, or 19.1%, compared to the same period in 2015, primarily related to a decrease in satellite expenditures on the EchoStar XXIII satellite of $39.9 million and a decrease in satellite expenditures on the EchoStar XIX satellite of $2.5 million. The decrease in satellite expenditures were offset partially by an increase in satellite expenditures on the EchoStar XXI satellite of $13.4 million.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union and the EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the six months ended June 30, 2016, All Other and Eliminations EBITDA was $17.5 million of income, compared to a loss of $33.5 million for the same period in 2015.  The $50.9 million increase in EBITDA was primarily related to a decrease of $25.1 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015, an increase of $8.2 million in equity in earnings of unconsolidated affiliates, net, a $6.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, an increase of $5.6 million in realized gains on our securities classified as available-for-sale, and an other than temporary impairment loss of $4.6 million on certain strategic equity securities in our marketable investment securities in the second quarter of 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of June 30, 2016 and December 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $1.51 billion and $1.54 billion, respectively.

As of June 30, 2016 and December 31, 2015, we held $745.8 million and $612.3 million, respectively, of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the six months ended June 30, 2016.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the six months ended June 30, 2016, we reported net cash inflows from operating activities of $355.6 million, a decrease in cash inflows of $27.1 million, compared to the same period in 2015.  The decrease in cash inflows was primarily attributable to a decrease of $59.9 million resulting from changes in operating assets and liabilities related to timing differences, partially offset by higher net income of $32.8 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iii) “Loss from partial redemption of debt;” (iv) “Loss (gain) and impairment on marketable investment securities, net;” (v) “Stock-based compensation;” (vi) “Deferred tax provision;” (vii) “Dividends received from unconsolidated entity;” (viii) “Proceeds from sale of trading securities;” and “Other, net.”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the six months ended June 30, 2016, we reported net cash outflows from investing activities of $507.5 million, an increase in cash outflows of $203.3 million compared to the same period in 2015.  The increase in cash outflows primarily related to an increase of $274.5 million in purchases of marketable investment securities, net of sales and maturities. The increase in cash outflows were partially offset by a $64.7 million investment in WorldVu and SmarDTV in the first half of 2015, a decrease of $4.1 million in capital expenditures, net of related refunds, in 2016 when compared to the same period in 2015 and the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the six months ended June 30, 2016, we reported net cash outflows from financing activities of $11.2 million, a decrease in cash outflows of $111.0 million, compared to the same period in 2015.  The decrease in cash outflows was primarily due to the partial redemption of the 2019 Senior Secured Notes of $110.0 million and related premium of $3.3 million in the second quarter of 2015, a decrease of $7.7 million in capital lease obligation payments relating to the expiration of the capital lease for the AMC-16 satellite, effective February 2015, partially offset by a decrease of $3.7 million in excess tax benefits recognized on the exercise of stock options and a decrease of $3.6 million in net proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2016, our satellite-related obligations were approximately $878.0 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2016, we had $47.9 million of letters of credit and insurance bonds.  Of this amount, $22.0 million was secured by restricted cash, $10.3 million was related to insurance bonds, and $15.6 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of June 30, 2016, we had foreign currency forward contracts with a notional value of $1.0 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network’s needs for equipment and services.  To the extent that DISH Network’s gross new subscriber activations decrease or DISH Network experiences a net loss of subscribers or regulations are adopted that negatively impact our ability to sell set-top boxes, sales of our digital set-top boxes and related components as well as broadband services provided to DISH Network may decline, which in turn could have a material adverse effect on our financial position and results of operations.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of June 30, 2016, our total indebtedness was $2.18 billion, of which $320.8 million related to capital lease obligations.  As described in Note 17 to the condensed consolidated financial statements, on July 27, 2016, HSS issued $750 million aggregate principal amount of the 2026 Senior Secured Notes pursuant to the 2016 Secured Indenture at an issue price of 100% of their principal amount and $750 million aggregate principal amount of the 2026 Senior Unsecured Notes pursuant to the 2016 Unsecured Indenture at an issue price of 100% of their principal amount. Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to raise significant additional capital, which may not be available on acceptable terms or at all.

We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

On May 6, 2016, HSS offered to repurchase for cash all or any part of its outstanding 2019 Senior Secured Notes and its outstanding 7 5/8% Senior Notes due 2021 (the “2021 Senior Unsecured Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. The Change of Control Offers expired on June 6, 2016, with none of the 2019 Senior Secured Notes or the 2021 Senior Unsecured Notes tendered for repurchase.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2016.  As of June 30, 2016, we have not repurchased any common stock under this program.

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

Our ESS segment is not generally affected by seasonal impacts.

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the 2019 Senior Secured Notes representing the redemption premium that the Company paid to the holders of its 2019 Senior Secured Notes and the write-off of related unamortized debt issuance costs.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $1.51 billion.  Of this amount, a total of $1.46 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $1.46 billion as of June 30, 2016, a hypothetical 10% change in average interest rates during 2016 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the six months ended June 30, 2016 of 1.1%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2016 would have resulted in a decrease of approximately $1.4 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2016, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $49.3 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $4.9 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of June 30, 2016, we had $22.7 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of June 30, 2016, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of June 30, 2016, we had $202.0 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $20.2 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of June 30, 2016, we had $3.8 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $1.0 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of June 30, 2016.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $34.7 million as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2016, there were no material changes in our risk factors as previously disclosed.

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

DISH Network accounted for 53.5%, 57.3% and 58.8% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  DISH Network is currently our primary customer of digital set-top boxes, digital broadcast operation services and our satellite services.  These products and services are provided pursuant to contracts that expire on December 31, 2016.  DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.  Additionally, the FCC is considering adopting a regulatory regime whereby consumer electronics manufacturers, innovators, and other developers would be able to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. As a result, consumers may then be able to access content provided by DISH Network using products produced by our competitors and without using our set-top boxes or other products, which may result in lower sales to DISH Network.

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

We are substantially dependent upon the ability of our customers to promote the delivery of pay-TV services, including, among others, premium programming packages and services that utilize technology incorporated into our digital set-top boxes, such as HD technology and IPTV, to generate future revenue.  Our customers face emerging competition from other providers of digital media and potential government action preventing them from using security systems in connection with set-top boxes.  In particular, programming offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Additionally, the FCC is considering adopting a regulatory regime whereby consumer electronics manufacturers, innovators, and other developers would be able to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. As a result, consumers may then be able to access content provided by DISH Network and other customers using products produced by our competitors and without using our set-top boxes or other products.

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

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  Our ability to provide additional capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations in the U.S. recently adopted by the FCC. The FCC has enabled the use of a portion of the frequency bands, including without limitation, the Ka-band, where we operate our broadband gateway earth stations, for 5G mobile terrestrial services. In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

We may not be able to generate cash to meet our debt service needs or fund our operations.
As of June 30, 2016, our total debt and capital lease obligations (including current portion), including the debt of our subsidiaries, outstanding was approximately $2.2 billion and, on a pro forma basis after giving effect to the issuance of the 2026 Notes on July 27, 2016, we would have approximately $3.7 billion in total debt outstanding. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all. The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.
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
Covenants in our indentures restrict our business in many ways.
The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, and the 2026 Notes contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur additional debt;

•	pay dividends or make distributions on our capital stock or repurchase HSS’ capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets; and

•	allow to exist certain restrictions on the ability of certain of HSS’ subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to HSS or its subsidiaries.

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on our business, financial condition, results of operations or prospects. If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the notes under that indenture may declare all such notes to be immediately due and payable and, in the case of the indentures governing any of our secured notes, could proceed against the collateral that secures the applicable secured notes. We and certain of our subsidiaries have pledged a significant portion of our assets as collateral to secure the 2019 Senior Secured Notes and the 2026 Senior Secured Notes. If we do not have enough cash to service our debt or fund other liquidity needs, we may be required to take actions such as requesting a waiver from the holders of the notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the notes to be immediately due and payable and/or foreclosing on the collateral.

We may be subject to risks relating to the referendum of the United Kingdom’s membership of the European Union.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the EU, commonly referred to as the “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries.  Additionally, with the U.K. no longer being a part of the EU, we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the EU.  These and other changes, implications and consequences of the Brexit may adversely affect our business and results of operations.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation. The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

OTHER RISKS

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2016.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

Mr. Mark Jackson, President of EchoStar Technologies L.L.C., notified the Company that he will be resigning from his position in order to pursue other opportunities.

Item 6.    EXHIBITS

Exhibit No.	Description
4.13*
Indenture, relating to the Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.14*
Indenture, relating to the Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.15*
Registration Rights Agreement, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.16*
Additional Secured Party Joinder, dated as of July 27, 2016, among U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.4 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.17*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.13)
4.18*	Form of 6.625% Senior Unsecured Note due 2026 (included as part of Exhibit 4.14)
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 9, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)