Form 10-Q
period 2016-09-30
EchoStar CORP
filed 2016-11-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

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

As of October 31, 2016, the registrant’s outstanding common stock consisted of 46,413,453 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

Disclosure Regarding Forward-Looking Statements		i

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64
Item 4.	Controls and Procedures	65

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

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

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays of launches of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

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

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$2,215,708	$924,240
Marketable investment securities, at fair value	803,309	612,338
Trade accounts receivable, net of allowance for doubtful accounts of $13,817 and $12,485, respectively	177,901	179,240
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	330,300	277,159
Inventory	73,789	67,010
Prepaids and deposits	61,489	56,949
Other current assets	54,993	16,723
Total current assets	3,717,489	2,133,659
Noncurrent Assets:
Restricted cash and marketable investment securities	13,651	21,002
Property and equipment, net of accumulated depreciation of $3,303,714 and $2,998,074, respectively	3,628,379	3,412,990
Regulatory authorizations, net	548,211	543,812
Goodwill	510,630	510,630
Other intangible assets, net	98,366	132,653
Investments in unconsolidated entities	202,272	209,264
Other receivable - DISH Network	90,359	90,966
Other noncurrent assets, net	167,980	154,510
Total noncurrent assets	5,259,848	5,075,827
Total assets	$8,977,337	$7,209,486
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$225,234	$213,671
Trade accounts payable - DISH Network	1,520	24,682
Current portion of long-term debt and capital lease obligations	37,717	35,698
Deferred revenue and prepayments	62,197	61,881
Accrued compensation	37,083	29,767
Accrued royalties	22,687	22,531
Accrued interest	57,159	8,596
Accrued expenses and other	104,638	130,005
Total current liabilities	548,235	526,831
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,629,973	2,156,667
Deferred tax liabilities, net	724,839	650,392
Other noncurrent liabilities	95,615	93,954
Total noncurrent liabilities	4,450,427	2,901,013
Total liabilities	4,998,662	3,427,844
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of September 30, 2016 and December 31, 2015	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 51,890,524 shares issued and 46,358,206 shares outstanding at September 30, 2016 and 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015	52	51
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of September 30, 2016 and December 31, 2015	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,813,841	3,776,451
Accumulated other comprehensive loss	(99,167)	(117,233)
Accumulated earnings	276,059	134,317
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,892,677	3,695,478
Noncontrolling interest in HSS Tracking Stock	73,928	74,854
Other noncontrolling interests	12,070	11,310
Total stockholders’ equity	3,978,675	3,781,642
Total liabilities and stockholders’ equity	$8,977,337	$7,209,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Services and other revenue - DISH Network	$221,867	$236,601	$655,793	$695,358
Services and other revenue - other	278,009	277,640	826,430	824,130
Equipment revenue - DISH Network	156,227	157,184	590,988	577,277
Equipment revenue - other	86,246	89,454	243,126	256,362
Total revenue	742,349	760,879	2,316,337	2,353,127
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	213,621	219,686	618,271	645,691
Cost of sales - equipment (exclusive of depreciation and amortization)	200,986	207,989	710,724	706,835
Selling, general and administrative expenses	101,541	91,830	296,377	280,462
Research and development expenses	20,587	19,875	61,761	57,432
Depreciation and amortization	123,633	132,892	370,872	398,547
Total costs and expenses	660,368	672,272	2,058,005	2,088,967
Operating income	81,981	88,607	258,332	264,160

Other Income (Expense):
Interest income	6,260	2,562	13,729	7,896
Interest expense, net of amounts capitalized	(37,358)	(28,870)	(80,495)	(96,136)
Loss from partial redemption of debt	—	—	—	(5,044)
Gains (losses) on marketable investment securities, net	230	(3,912)	8,179	(5,516)
Other-than-temporary impairment loss on available-for-sale securities	—	(1,243)	—	(5,892)
Equity in earnings (losses) of unconsolidated affiliates, net	5,164	(2,324)	11,181	(2,580)
Other, net	645	2,115	5,900	(4,078)
Total other expense, net	(25,059)	(31,672)	(41,506)	(111,350)
Income before income taxes	56,922	56,935	216,826	152,810
Income tax provision	(19,512)	(28,577)	(75,064)	(65,841)
Net income	37,410	28,358	141,762	86,969
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock	85	(686)	(926)	(4,020)
Less: Net income attributable to other noncontrolling interests	524	209	946	1,006
Net income attributable to EchoStar	36,801	28,835	141,742	89,983
Less: Net income (loss) attributable to Hughes Retail Preferred Tracking Stock (Note 4)	157	(1,267)	(1,709)	(7,421)
Net income attributable to EchoStar common stock	$36,644	$30,102	$143,451	$97,404

Weighted-average common shares outstanding - Class A and B common stock:
Basic	93,898	92,500	93,661	92,253
Diluted	94,401	93,493	94,189	93,480

Earnings per share - Class A and B common stock:
Basic	$0.39	$0.33	$1.53	$1.06
Diluted	$0.39	$0.32	$1.52	$1.04

Comprehensive Income:
Net income	$37,410	$28,358	$141,762	$86,969
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,483	(32,603)	13,769	(56,009)
Recognition of foreign currency translation loss in net income	—	—	—	1,889
Unrealized gains (losses) on available-for-sale securities and other	10,180	(7,373)	9,695	(8,208)
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	1,243	—	5,892
Recognition of realized gains on available-for-sale securities in net income	(10)	(9)	(5,584)	(29)
Total other comprehensive income (loss), net of tax	12,653	(38,742)	17,880	(56,465)
Comprehensive income (loss)	50,063	(10,384)	159,642	30,504
Less: Comprehensive income (loss) attributable to noncontrolling interest in HSS Tracking Stock	85	(686)	(926)	(4,020)
Less: Comprehensive income attributable to other noncontrolling interests	524	(111)	760	686
Comprehensive income attributable to EchoStar	$49,454	$(9,587)	$159,808	$33,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$141,762	$86,969
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	370,872	398,547
Equity in losses (earnings) of unconsolidated affiliates, net	(11,181)	2,580
Loss from partial redemption of debt	—	5,044
Loss (gain) and impairment on marketable investment securities, net	(8,179)	11,408
Stock-based compensation	11,953	16,204
Deferred tax provision	71,422	63,421
Dividends received from unconsolidated entities	15,000	5,000
Proceeds from sale of trading securities	7,140	380
Changes in current assets and current liabilities, net	(47,013)	(274)
Changes in noncurrent assets and noncurrent liabilities, net	8,097	3,457
Other, net	14,836	15,187
Net cash flows from operating activities	574,709	607,923
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(883,288)	(345,391)
Sales and maturities of marketable investment securities	643,865	669,393
Purchases of property and equipment	(533,669)	(585,902)
Refunds and other receipts related to capital expenditures	24,087	105,750
Changes in restricted cash and marketable investment securities	7,351	(313)
Investments in unconsolidated entities	(1,636)	(64,655)
Acquisition of regulatory authorization	—	(3,428)
Expenditures for externally marketed software	(17,991)	(16,905)
Other, net	1,462	(50)
Net cash flows from investing activities	(759,819)	(241,501)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—
Payments of debt issuance costs	(6,275)	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)
Repayment of other debt and capital lease obligations	(30,615)	(35,303)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	16,157	19,893
Other, net	(3,373)	1,525
Net cash flows from financing activities	1,475,894	(127,185)
Effect of exchange rates on cash and cash equivalents	684	(9,185)
Net increase in cash and cash equivalents	1,291,468	230,052
Cash and cash equivalents, beginning of period	924,240	549,053
Cash and cash equivalents, end of period	$2,215,708	$779,105

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$97,044	$102,335
Capitalized interest	$70,386	$44,335
Cash paid for income taxes	$9,187	$5,185
Employee benefits paid in Class A common stock	$11,126	$10,711
Property and equipment financed under capital lease obligations	$7,172	$5,551
Increase (decrease) in capital expenditures included in accounts payable, net	$21,951	$10,297
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500

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

We currently operate in the following three business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and office customers and network technologies, managed services and communication solutions to domestic and international consumer, enterprise and government customers.  The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems.

•
EchoStar Technologies — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Beginning in 2015, this segment also includes Move Networks, our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which primarily provides support services to DISH Network’s Sling TVTM service (“Sling TV”).

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

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  As of September 30, 2016 and December 31, 2015, noncontrolling interests consist primarily of HSS Tracking Stock owned by DISH Network, as described in Note 4 below.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the nine months ended September 30, 2016 or 2015.

As of September 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of September 30, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $75.2 million and $79.3 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $22.6 million and $15.2 million for the three months ended September 30, 2016 and 2015, respectively, and $48.9 million and $45.7 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, we incurred other research and development expenses of approximately $20.6 million and $19.9 million for the three months ended September 30, 2016 and 2015, respectively, and $61.8 million and $57.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $73.6 million and $62.8 million, respectively, of which $45.6 million and $32.6 million, respectively is under development and not yet placed in service.  We capitalized costs related to the development of externally marketed software of $6.2 million and $5.3 million for the three months ended September 30, 2016 and 2015, respectively, and $18.5 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.5 million and $2.2 million for the three

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

months ended September 30, 2016 and 2015, respectively, and $7.2 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of September 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and old standards.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if our common stock awards were exercised or vested.  The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period.  The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.6 million shares for each of the three and nine months ended September 30, 2016, and 3.1 million shares and 2.0 million shares for the three and nine months ended September 30, 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$36,801	$28,835	$141,742	$89,983
Less: Net loss attributable to EchoStar Tracking Stock	157	(1,267)	(1,709)	(7,421)
Net income attributable to EchoStar common stock	$36,644	$30,102	$143,451	$97,404

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	93,898	92,500	93,661	92,253
Dilutive impact of stock awards outstanding	503	993	528	1,227
Diluted	94,401	93,493	94,189	93,480

Earnings per share:
Class A and B common stock:
Basic	$0.39	$0.33	$1.53	$1.06
Diluted	$0.39	$0.32	$1.52	$1.04

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

As of September 30, 2016, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $110.3 million and $124.3 million as of September 30, 2016 and December 31, 2015, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(10)	$(9)	$(5,584)	$(29)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	1,243	—	5,892
Recognition of foreign currency translation losses in net income (3)	Other, net	—	—	—	1,889
Total reclassifications, net of tax and noncontrolling interests		$(10)	$1,234	$(5,584)	$7,752

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6.    Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$711,984	$562,236
Strategic equity securities	59,653	38,864
Other	31,672	11,238
Total marketable investment securities—current	803,309	612,338
Restricted marketable investment securities (1)	12,970	13,227
Total	816,279	625,565

Restricted cash and cash equivalents (1)	681	7,775

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	81,174
Equity method	121,098	128,090
Total investments in unconsolidated entities—noncurrent	202,272	209,264
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$1,019,232	$842,604

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three and nine months ended September 30, 2016 or 2015.

For the three and nine months ended September 30, 2016, “Gains (losses) on marketable investment securities, net” included losses of zero and $1.0 million, respectively, related to trading securities that we held as of September 30, 2016. For each of the three and nine months ended September 30, 2015, “Gains (losses) on marketable investment securities, net” included losses of$3.9 million and $5.5 million, respectively, related to trading securities that we held as of September 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and mutual funds.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Restricted Cash and Marketable Investment Securities

As of September 30, 2016 and December 31, 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2016
Debt securities:
Corporate bonds	$711,651	$481	$(148)	$711,984
Other (including restricted)	40,051	17	—	40,068
Equity securities - strategic	43,328	11,645	(833)	54,140
Total	$795,030	$12,143	$(981)	$806,192
As of December 31, 2015
Debt securities:
Corporate bonds	$562,849	$10	$(623)	$562,236
Other (including restricted)	24,495	—	(30)	24,465
Equity securities - strategic	20,855	7,748	(82)	28,521
Total	$608,199	$7,758	$(735)	$615,222

As of September 30, 2016, restricted and non-restricted available-for-sale securities included debt securities of $684.4 million with contractual maturities of one year or less and $67.7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$271,067	$(973)	$364,160	$(609)
12 months or more	1,564	(8)	149,889	(126)
Total	$272,631	$(981)	$514,049	$(735)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale securities of de minimis and $5.6 million for the three and nine months ended September 30, 2016, respectively, and de minimis gains for each of the three and nine months ended September 30, 2015. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and nine months ended September 30, 2016 and 2015.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Proceeds from sales of our available-for-sale securities totaled $4.0 million for each of the three months ended September 30, 2016 and 2015, and $35.8 million and $94.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$2,143,205	$3,052	$2,140,153	$840,950	$38,771	$802,179
Debt securities:
Corporate bonds	$711,984	$—	$711,984	$562,236	$—	$562,236
Other (including restricted)	44,642	12,956	31,686	24,465	12,078	12,387
Equity securities - strategic	59,653	59,653	—	38,864	38,864	—
Total marketable investment securities	$816,279	$72,609	$743,670	$625,565	$50,942	$574,623

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

We recorded cash distributions from certain of our investments accounted for using the equity method of $5.0 million and $15.0 million for the three and nine months ended September 30, 2016, respectively. We recorded cash distributions from certain of our investments accounted for using the equity method of $5.0 million for each of the three and nine months ended September 30, 2015. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$165,532	$168,714
Contracts in process, net	26,186	23,011
Total trade accounts receivable	191,718	191,725
Allowance for doubtful accounts	(13,817)	(12,485)
Trade accounts receivable - DISH Network	330,300	277,159
Total trade accounts receivable, net	$508,201	$456,399

As of September 30, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $3.9 million and $2.9 million, respectively.

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$56,985	$52,839
Raw materials	7,697	9,042
Work-in-process	9,107	5,129
Total inventory	$73,789	$67,010

As a result of our decision in July 2016 not to proceed with our direct-to-consumer security and home automation solution product offering and associated services, “Selling, general and administrative expenses” of our EchoStar Technologies segment for the three and nine months ended September 30, 2016 includes a $9.1 million adjustment to reduce inventory to its estimated net realizable value.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		September 30, 2016	December 31, 2015
		(In thousands)
Land	—	$42,453	$41,457
Buildings and improvements	1-40	370,417	367,947
Furniture, fixtures, equipment and other	1-12	1,329,692	1,254,325
Customer rental equipment	2-4	662,994	588,430
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	782,845	665,518
Construction in progress	—	1,362,572	1,112,267
Total property and equipment		6,932,093	6,411,064
Accumulated depreciation		(3,303,714)	(2,998,074)
Property and equipment, net		$3,628,379	$3,412,990

Construction in progress consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$1,154,066	$963,103
Satellite related equipment	160,702	126,373
Other	47,804	22,791
Construction in progress	$1,362,572	$1,112,267

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of September 30, 2016.

Satellites	Segment	Expected Launch Date
EchoStar XIX	Other	Fourth quarter of 2016
EchoStar XXI	Other	Fourth quarter of 2016/ First quarter of 2017
EchoStar XXIII	Other	Fourth quarter of 2016/ First quarter of 2017
EchoStar 105/SES-11	ESS	First half of 2017
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Satellites	$46,965	$51,436	$140,895	$149,677
Furniture, fixtures, equipment and other	31,162	29,104	89,247	89,504
Customer rental equipment	28,652	30,839	86,789	91,550
Buildings and improvements	3,065	3,325	9,218	10,183
Total depreciation expense	$109,844	$114,704	$326,149	$340,914

Satellites

As of September 30, 2016, we utilized in support of our operations, 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.  We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of September 30, 2016.

Recent Developments

Eutelsat 65 West A. The Eutelsat 65 West A satellite was launched in March 2016 and our Hughes segment began to offer consumer broadband services in Brazil using our leased Ka-band payload on the satellite in July 2016.

EchoStar XXI and EchoStar XXIII. Due to anomalies experienced by our launch providers, the expected launch dates of our EchoStar XXI and EchoStar XXIII satellites have been delayed; however, we currently expect to launch both satellites in the fourth quarter of 2016 or the first quarter of 2017. We are in the process of evaluating the implications of these delays, including, without limitation, potential increased costs, regulatory and contractual milestone compliance and other satellite resource allocations. We have regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the European Union. We may need to seek extensions of certain of these requirements, which may or may not be granted and, if granted, may be subject to penalties, additional conditions or requirements. We also have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 west longitude for the Ka, Ku, and S-band frequency bands. While we expect the EchoStar XXIII satellite to meet our regulatory milestone for the Ku-band, if we do miss our milestone, we may be subject to the imposition of penalties, additional conditions or other requirements.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the first half of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the nine months ended September 30, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

As of September 30, 2016 and December 31, 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment and $6.4 million was assigned to the Move Networks reporting unit of our EchoStar Technologies segment.  We test this goodwill for impairment annually in the second quarter and third quarter, respectively.  Based on our qualitative assessment of impairment of our Hughes segment goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts, including goodwill.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2015	Additions	Currency Translation Adjustment	As of September 30, 2016
	(In thousands)
Finite useful lives:
Cost	$82,007	$—	$8,957	$90,964
Accumulated amortization	(9,852)	(3,508)	(1,050)	(14,410)
Net	72,155	(3,508)	7,907	76,554
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$543,812	$(3,508)	$7,907	$548,211

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		September 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(232,017)	$61,915	$293,932	$(213,543)	$80,389
Contract-based	4	69,440	(69,440)	—	255,366	(251,493)	3,873
Technology-based	7	137,197	(122,526)	14,671	137,337	(111,840)	25,497
Trademark portfolio	20	29,700	(7,920)	21,780	29,700	(6,806)	22,894
Total other intangible assets		$530,269	$(431,903)	$98,366	$716,335	$(583,682)	$132,653

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $13.8 million and $18.2 million for the three months ended September 30, 2016 and 2015, respectively, and $44.7 million and $57.6 million for the nine months ended September 30, 2016 and 2015, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,084,674	$990,000	$1,071,675
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	962,973	900,000	954,000
5 1/4% Senior Secured Notes due 2026	5.317%	750,000	742,500	—	—
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	726,765	—	—
Other		—	—	803	803
Less: Unamortized debt issuance costs		(33,616)	—	(31,276)	—
Subtotal		3,356,384	$3,516,912	1,859,527	$2,026,478
Capital lease obligations		311,306		332,838
Total debt and capital lease obligations		3,667,690		2,192,365
Less: Current portion		(37,717)		(35,698)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,629,973		$2,156,667

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Income tax expense was approximately $75.1 million and $65.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Our estimated effective income tax rate was 34.6% and 43.1% for the nine months ended September 30, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to research and experimentation credits, partially offset by various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2015 were primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature, partially offset by research and experimentation tax credits.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees.  Stock awards under these plans include both performance based and non-performance based stock incentives.  We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 137,470 shares and 27,990 shares of our Class A common stock for the three months ended September 30, 2016 and 2015, respectively, and 722,350 shares and 911,970 shares of our Class A common stock for the nine months ended September 30, 2016 and 2015, respectively.

In 2015, we granted 100,000 restricted stock units (“RSUs”). The RSUs vested based on the attainment of certain quarterly company performance criteria for the second, third and fourth quarters of 2015.  In 2015, 66,666 of the RSUs vested and in February 2016 the remaining 33,334 RSUs vested.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2016 and 2015 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development expenses	$731	$1,270	$2,491	$3,318
Selling, general and administrative expenses	2,894	4,646	9,462	12,886
Total stock-based compensation	$3,625	$5,916	$11,953	$16,204

As of September 30, 2016, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $29.7 million.

Note 14.    Commitments and Contingencies

Commitments

As of September 30, 2016, our satellite-related obligations were approximately $786.0 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah.  The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHopTM feature of the HopperTM set-top box infringes the asserted patents.  On February 11, 2015, the Court stayed the case pending various third-party challenges before the United

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

States Patent and Trademark Office regarding the validity of certain of the patents ClearPlay asserted in the case. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 and 318 patents, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. Trial is scheduled to commence on July 31, 2017.

The Hopper Litigation

On May 24, 2012, DISH Network L.L.C., filed suit in the United States District Court for the Southern District of New York against American Broadcasting Companies, Inc. (“ABC”), CBS Corporation (“CBS”), Fox Entertainment Group, Inc., Fox Television Holdings, Inc., Fox Cable Network Services, L.L.C. (collectively, “Fox”) and NBCUniversal Media, LLC (“NBC”).  The lawsuit sought a declaratory judgment that DISH Network L.L.C is not infringing any defendant’s copyright, or breaching any defendant’s retransmission consent agreement, by virtue of the PrimeTime AnytimeTM and AutoHopTM features of the HopperTM set-top boxes we design and sell to DISH Network.  A consumer can use the PrimeTime Anytime feature at his or her option, to record certain primetime programs airing on ABC, CBS, Fox, and/or NBC up to every night, and to store those recordings for up to eight days.  A consumer can use the AutoHop feature at his or her option, to watch certain recordings the subscriber made with our PrimeTime Anytime feature, commercial-free, if played back at a certain point after the show’s original airing.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

As a result of certain parties’ competing counterclaims and venue-related motions brought in both the New York and California actions, as described below, and certain networks filing various amended complaints, the claims proceeded in the following venues:  (1) the copyright and contract claims regarding the ABC and CBS parties in New York; and (2) the copyright and contract claims regarding the Fox and NBC parties in California.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On November 16, 2015, the cases were consolidated. On August 12, 2016, the Court dismissed the consolidated case due to plaintiffs’ failure to state a claim. On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation.  Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014.  On April 11, 2014, the Chester County Litigation was stayed pending resolution of the motion to dismiss.  On March 30, 2015, the Court dismissed the Jacobi Litigation, with leave for Jacobi to amend his complaint by April 20, 2015.  On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss. On March 17, 2016, the Court dismissed the amended Jacobi Litigation, and on July 25, 2016, Jacobi filed an appeal brief with the United States Court of Appeals for the Ninth Circuit. Our answering brief was filed on September 22, 2016.

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted and remain outstanding.

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features.  TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  The case has been stayed since July 2009, pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 resulting in 42 out of the 53 claims of the 952 patent being invalidated.  As a result, the case resumed in August 2015.  A trial date has not been set.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

TQ Delta LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against DISH Network, DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware. On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and EchoStar Technologies L.L.C. as defendants. That complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability”; and United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.” TQ Delta alleges that satellite TV services, Internet services, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents. TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Trial has been set for November 13, 2017. On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, DISH Network filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and 268 patent asserted against it, and other parties have also filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims asserted in the action.

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint against EchoStar Corporation and our subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Transactions between segments were not significant for the three and nine months ended September 30, 2016 or 2015.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2016
External revenue	$355,090	$282,865	$101,308	$3,086	$742,349
Intersegment revenue	$786	$187	$172	$(1,145)	$—
Total revenue	$355,876	$283,052	$101,480	$1,941	$742,349
EBITDA	$112,018	$9,346	$83,700	$5,980	$211,044
Capital expenditures	$75,682	$17,239	$15,730	$48,162	$156,813

For the Three Months Ended September 30, 2015
External revenue	$339,060	$294,792	$124,126	$2,901	$760,879
Intersegment revenue	$669	$133	$174	$(976)	$—
Total revenue	$339,729	$294,925	$124,300	$1,925	$760,879
EBITDA	$101,582	$25,946	$104,200	$(15,116)	$216,612
Capital expenditures	$72,626	$8,528	$32,416	$9,672	$123,242

For the Nine Months Ended September 30, 2016
External revenue	$1,019,203	$982,555	$305,401	$9,178	$2,316,337
Intersegment revenue	$2,248	$560	$518	$(3,326)	$—
Total revenue	$1,021,451	$983,115	$305,919	$5,852	$2,316,337
EBITDA	$317,865	$57,426	$255,712	$23,441	$654,444
Capital expenditures	$261,241	$31,764	$50,762	$165,815	$509,582

For the Nine Months Ended September 30, 2015
External revenue	$998,564	$972,591	$373,726	$8,246	$2,353,127
Intersegment revenue	$1,630	$506	$561	$(2,697)	$—
Total revenue	$1,000,194	$973,097	$374,287	$5,549	$2,353,127
EBITDA	$296,269	$80,764	$314,177	$(48,599)	$642,611
Capital expenditures	$207,680	$32,783	$84,667	$155,022	$480,152

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
EBITDA	$211,044	$216,612	$654,444	$642,611
Interest income and expense, net	(31,098)	(26,308)	(66,766)	(88,240)
Depreciation and amortization	(123,633)	(132,892)	(370,872)	(398,547)
Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	609	(477)	20	(3,014)
Income before income taxes	$56,922	$56,935	$216,826	$152,810

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

“Equipment revenue — DISH Network”

Receiver Agreement.  Effective January 2012, we and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network has the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 2012 through December 2014.  The 2012 Receiver Agreement replaced the receiver agreement we entered into with DISH Network in connection with the Spin-off.  The 2012 Receiver Agreement allows DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduce costs and increasing as costs increase) plus a dollar mark-up which will depend upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which will depend on the nature of the equipment purchased.  Under the 2012 Receiver Agreement, our margins will be increased if we are able to reduce the costs of our digital set-top boxes and our margins will be reduced if these costs increase.  We provide DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement.  Additionally, the 2012 Receiver Agreement includes an indemnification provision, whereby the parties indemnify each other for certain intellectual property matters.  DISH Network is able to terminate the 2012 Receiver Agreement for any reason upon at least 60 days’ notice to us.  We are able to terminate the 2012 Receiver Agreement if certain entities acquire DISH Network.  In May 2014, we received DISH Network’s notice to extend the 2012 Receiver Agreement for one year through December 2015, and in November 2015, we amended the 2012 Receiver Agreement with DISH Network to extend the term of the 2012 Receiver Agreement for one year through December 2016. In November 2016, we and DISH Network amended this agreement to extend its term for one year through December 2017.

“Services and other revenue — DISH Network”

Broadcast Agreement.  Effective January 2012, we and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”) pursuant to which we provide certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 through December 2016.  In November 2016, we and DISH Network amended the 2012 Broadcast Agreement to extend the term for one year through December 2017. The 2012 Broadcast Agreement replaced the broadcast agreement that we entered into with DISH Network in connection with the Spin-off.  The fees for the services provided under the 2012 Broadcast Agreement are calculated at either:  (a) our cost of providing the relevant service plus a fixed dollar fee, which is subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, which depends on the nature of the services provided.  DISH Network has the ability to terminate channel origination services and channel management services for any reason and without any liability upon at least 60 days’ notice to us.  If DISH Network terminates the teleport

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

services provided under the 2012 Broadcast Agreement for a reason other than our breach, DISH Network generally is obligated to reimburse us for any direct costs we incur related to any such termination that we cannot reasonably mitigate.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

years following the actual service commencement date.  In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional five-year period.  If either we or DISH Network exercise our respective five-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the first five-year renewal option or DISH Network does not exercise the second five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “2012 TT&C Agreement”).  In November 2016, we and DISH Network amended the 2012 TT&C Agreement to extend the term for one year through December 2017. The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

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

Atlanta Sublease Agreement.  The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia is for a period that ended in October 2016.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Gilbert Lease Agreement.  The original lease for certain space at 801 N. DISH Dr. in Gilbert, Arizona was a month to month lease and could be terminated by either party upon 30 days’ prior notice.  The original lease was terminated in May 2014.  Effective August 2014, we began leasing this space to DISH Network under a new lease for a period ending in July 2016. Effective November 2016, we and DISH Network amended this lease to extend the term for one year through July 2017.

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

DISH Remote Access Services Agreement.  Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will automatically renew in February 2017 for an additional one-year period until February 2018.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement.  Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting.  The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services.  This agreement had an initial term of five years with automatic renewal for successive one year terms.  This agreement will automatically renew in February 2017 for an additional one-year period until February 2018.  The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

TerreStar Agreement.  In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment.  TerreStar generally has the right to continue to receive warranty services from us for one of our products on a month-to-month basis. The provision of warranty services for our other product will automatically renew in March 2017 for an additional one-year period until March 2018, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will automatically renew in April 2017 for an additional one-year period until April 2018, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will automatically renew in May 2017 for an additional five-year period until May 2022, unless terminated by TerreStar upon at least 180 days’ written notice to us prior to the end of the term. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

XiP Encryption Agreement.  In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes.  The XiP Encryption Agreement’s term ends on the same day as the 2012 Receiver Agreement and therefore was automatically extended through December 2017 when we and DISH Network extended the 2012 Receiver Agreement.  We and DISH Network each have the right to terminate the XiP Encryption Agreement for any reason upon at least 180 days’ notice and 30 days’ notice, respectively.  The fees for the services provided under the XiP Encryption Agreement are calculated on a monthly basis based on the number of receivers utilizing such security measures each month.

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment.  The provision of warranty services will terminate in February 2017. The provision of operations and maintenance services will automatically renew in April 2017 for an additional one-year period until April 2018, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will automatically renew in February 2017 for an additional five-year period until February 2022. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Cost of sales — equipment and services and other — DISH Network

Remanufactured Receiver and Services Agreement.  In connection with the Spin-off, we entered into a remanufactured receiver and services agreement with DISH Network pursuant to which we have the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varies depending on the nature of the equipment purchased.  In November 2014, we and DISH Network extended this agreement for a one-year period ending in December 2015, and in November 2015, we and DISH Network extended this agreement for a one-year period ending in December 2016. In November 2016, we and DISH Network further amended the remanufactured receiver and services agreement to extend its term for a one-year period through December 2017.  We may terminate the remanufactured receiver and services agreement for any reason upon at least 60 days’ notice to DISH Network.  DISH Network may also terminate this agreement if certain entities acquire DISH Network.

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

General and administrative expenses — DISH Network

Professional Services Agreement.  In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Mr. Vivek Khemka, who remains employed as DISH Network’s Executive Vice President and Chief Technology Officer, currently also provides services to us pursuant to the Professional Services Agreement as President - EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services.  The Professional Services Agreement will automatically renew in January 2017 for an additional one-year period until January 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Tax Sharing Agreement.  In connection with the Spin-off, we entered into a tax sharing agreement with DISH Network which governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes.  However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns.  Prior to the agreement with DISH Network, the federal tax benefits of $81.9 million were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities.  The agreement requires DISH Network to pay us $81.9 million of the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2016.  Accordingly, we recorded a noncurrent receivable from DISH Network for $81.9 million in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013.  In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Orange, NJ. In October 2016, we and DISH Network sold two parcels of real estate owned separately by us and DISH Network in Orange, NJ to a third party pursuant to a purchase and sale agreement. Pursuant to the agreement, we and DISH Network separately received our respective payments from the buyer.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility.  In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of September 30, 2016, the principal amount outstanding of the loan facility was zero.  In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2016.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes.  We account for our investment in NagraStar using the equity method.  We made purchases from NagraStar totaling approximately $2.5 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $13.0 million for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016 and December 31, 2015, we had trade accounts payable to NagraStar totaling approximately $0.9 million and $2.6 million, respectively.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico.  We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Digital set-top boxes and related accessories	$7,693	$19,887	$40,423	$45,432
Satellite services	$5,837	$5,837	$17,510	$17,510
Uplink services	$1,024	$1,030	$3,049	$3,981

As of September 30, 2016 and December 31, 2015, “Trade accounts receivable, net” includes amounts due from Dish Mexico of $19.3 million and $32.9 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended September 30, 2016 and 2015 and $2.1 million for each of the nine months ended September 30, 2016 and 2015.  As of September 30, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.6 million and $0.1 million, respectively.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method.  Pursuant to our agreements with SmarDTV and its subsidiaries, we purchased engineering services from and paid royalties to SmarDTV and its subsidiaries totaling $1.5 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016 and December 31, 2015, we had trade accounts payable to SmarDTV of $2.1 million and $0.9 million, respectively, and a current note receivable from SmarDTV of zero and $0.5 million, respectively, arising from a working capital adjustment pursuant to the acquisition agreement.

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

Highlights from our financial results are as follows:

2016 Third Quarter Consolidated Results of Operations

•	Revenue of $742.3 million

•	Operating income of $82.0 million

•	Net income of $37.4 million

•	Net income attributable to EchoStar common stock of $36.6 million and basic earnings per share of common stock of $0.39

•	EBITDA of $211.0 million (see reconciliation of this non-GAAP measure on page 48)

Consolidated Financial Condition as of September 30, 2016

•	Total assets of $8.98 billion

•	Total liabilities of $5.00 billion

•	Total stockholders’ equity of $3.98 billion

•	Cash, cash equivalents and current marketable investment securities of $3.02 billion

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and office customers. We deliver network technologies, managed services and communications solutions for domestic and international consumer, enterprise and government customers.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

We have been preparing for the launch of the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting. EchoStar intends to contribute the EchoStar XIX satellite to its Hughes segment after the launch of the satellite.

In addition to our broadband consumer service offerings, our Hughes segment also provides managed services, hardware, and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

Our Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and services. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada will provide to us, the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to enter into service in additional markets across South America once that capacity is available for commercial use.

As of September 30, 2016 and December 31, 2015, our Hughes segment had approximately 1,018,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased slightly in the third quarter of 2016 when compared to the second quarter of 2016 primarily due to a decrease in additions in our wholesale channel due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn percentage for the third quarter of 2016 increased as compared to the second quarter of 2016.  As a result of lower gross subscriber additions and an increase in churn, net subscribers for the quarter ended September 30, 2016 decreased by approximately 12,000 when compared to the second quarter of 2016 with decreases in both wholesale and retail subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of September 30, 2016 and December 31, 2015, our Hughes segment had approximately $1.46 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

Our EchoStar Technologies segment designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies.  The primary customer for our digital set-top boxes is DISH Network Corporation and its subsidiaries (“DISH Network”), and we also sell our digital set-top boxes to Bell TV, a direct-to-home satellite service provider in Canada, and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008.

We depend on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and related accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service. Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through the receiver agreement, effective January 2012, between us and DISH Network (the “2012 Receiver Agreement”) which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies. Volume of unit sales could continue to reduce over time as a result of continued demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.

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

boxes or other products. As a result, we expect that demand for our satellite television digital set-top boxes from DISH Network and other customers will likely continue to decline and we may not be able to sustain our current revenue levels.

With our expertise in connectivity and video, we continue to evaluate developing new consumer product and service offerings intended to grow our EchoStar Technologies segment revenue over time. In July 2016 we made the decision not to proceed with our direct to consumer security and home automation solution product offering and associated services which we had introduced earlier in the year.  We have completed the process of shutting down all activities, services and operations related to this product offering.

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

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed.  We currently expect to launch the EchoStar 105/SES-11 satellite in the first half of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we expect to incur additional costs related to the lease of the AMC-15 satellite.

Revenue growth in our ESS segment depends largely on our ability to continuously make additional satellite capacity available for sale.  Once the EchoStar 105/SES-11 satellite is launched and placed into operation, we expect periodic revenue from the satellite to exceed the amount currently generated by the AMC-15 satellite. As a result of the launch delay, we expect a delay in revenue generated from the EchoStar 105/SES-11 satellite.

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our business.

As of September 30, 2016 and December 31, 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.21 billion and $1.41 billion, respectively.

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

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum, Ka-band spectrum and S-band spectrum.  We are exploring options for the Ka-band and S-band spectrums.  In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service satellite.  The EchoStar XXIII satellite will be deployed at the 45 degree west longitude orbital location. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar XXIII satellite has been delayed.  We currently expect to launch the EchoStar XXIII satellite in the fourth quarter of 2016 or first quarter of 2017. We have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 west longitude for the Ka, Ku and S-band frequency bands. While we expect the EchoStar XXIII satellite to meet our regulatory milestone for Ku-band, if we do miss our milestone, we may be subject to the imposition of penalties, additional conditions or other requirements. We expect, however, that we will likely not meet our regulatory milestones for S-band and Ka-band and we have sought extensions of these two milestones, which may or may not be granted and, if granted, may be subject to penalties and our license to operate the satellite for currently planned and future business opportunities may be limited or subject to additional conditions or requirements.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite.  The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses. Due to anomalies experienced by our launch provider, the expected launch of our EchoStar XXI satellite has been delayed. We currently expect to launch the EchoStar XXI satellite in the fourth quarter of 2016 or first quarter of 2017. We have regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the European Union. We may need to seek extensions of certain of these requirements, which may or may not be granted and, if granted, may be subject to penalties, additional conditions or requirements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$221,867	$236,601	$(14,734)	(6.2)
Services and other revenue - other	278,009	277,640	369	0.1
Equipment revenue - DISH Network	156,227	157,184	(957)	(0.6)
Equipment revenue - other	86,246	89,454	(3,208)	(3.6)
Total revenue	742,349	760,879	(18,530)	(2.4)
Costs and Expenses:
Cost of sales - services and other	213,621	219,686	(6,065)	(2.8)
% of Total services and other revenue	42.7%	42.7%
Cost of sales - equipment	200,986	207,989	(7,003)	(3.4)
% of Total equipment revenue	82.9%	84.3%
Selling, general and administrative expenses	101,541	91,830	9,711	10.6
% of Total revenue	13.7%	12.1%
Research and development expenses	20,587	19,875	712	3.6
% of Total revenue	2.8%	2.6%
Depreciation and amortization	123,633	132,892	(9,259)	(7.0)
Total costs and expenses	660,368	672,272	(11,904)	(1.8)
Operating income	81,981	88,607	(6,626)	(7.5)

Other Income (Expense):
Interest income	6,260	2,562	3,698	*
Interest expense, net of amounts capitalized	(37,358)	(28,870)	(8,488)	29.4
Gains (losses) and impairment on marketable investment securities, net	230	(5,155)	5,385	*
Equity in earnings (losses) of unconsolidated affiliates, net	5,164	(2,324)	7,488	*
Other, net	645	2,115	(1,470)	(69.5)
Total other expense, net	(25,059)	(31,672)	6,613	(20.9)
Income before income taxes	56,922	56,935	(13)	—
Income tax provision, net	(19,512)	(28,577)	9,065	(31.7)
Net income	37,410	28,358	9,052	31.9
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock	85	(686)	771	*
Less: Net income attributable to other noncontrolling interests	524	209	315	*
Net income attributable to EchoStar	$36,801	$28,835	$7,966	27.6

Other Data:
EBITDA (2)	$211,044	$216,612	$(5,568)	(2.6)
Subscribers, end of period	1,018,000	1,025,000	(7,000)	(0.7)
 * Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 62 and 63 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 48. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 63.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $221.9 million for the three months ended September 30, 2016, a decrease of $14.7 million or 6.2%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the three months ended September 30, 2016 increased by $0.6 million, or 2.5%, to $24.3 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue - DISH Network from our EchoStar Technologies segment for the three months ended September 30, 2016 increased by $5.3 million, or 5.2%, to $107.4 million compared to the same period in 2015.  The increase was primarily due to an increase of $10.6 million in revenue earned for engineering support services related to Sling TV and other projects, partially offset by a decrease of $4.9 million in revenue earned for support services related to receiver developments.

Services and other revenue - DISH Network from our ESS segment for the three months ended September 30, 2016 decreased by $20.6 million, or 19.2%, to $87.0 million compared to the same period in 2015.  The decrease was primarily due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services provided to DISH Network on the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue - other.  “Services and other revenue - other” totaled $278.0 million for the three months ended September 30, 2016, an increase of $0.4 million or 0.1%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the three months ended September 30, 2016 increased by $2.6 million, or 1.0%, to $263.0 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $4.6 million in sales of broadband services to our domestic consumer customers, partially offset by a decrease of $1.6 million of broadband services to our international customers.

Services and other revenue - other from our ESS segment for the three months ended September 30, 2016 decreased by $2.2 million, or 13.1%, to $14.5 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services due to a decrease in the number of transponders available for use in providing service.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $156.2 million for the three months ended September 30, 2016, a decrease of $1.0 million or 0.6%, compared to the same period in 2015 primarily from our Hughes segment.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET.

Equipment revenue - other.  “Equipment revenue - other” totaled $86.2 million for the three months ended September 30, 2016, a decrease of $3.2 million or 3.6%, compared to the same period in 2015.

Equipment revenue - other from our Hughes segment for the three months ended September 30, 2016 increased by $13.9 million, or 26.6%, to $66.4 million compared to the same period in 2015.  The increase was primarily due to an increase of $17.0 million in sales of broadband equipment to our domestic enterprise customers and a $1.6 million increase in sales to our telecom systems customers. The increase was partially offset by a decrease of $5.7 million in revenue from our international customers.

Equipment revenue - other from our EchoStar Technologies segment for the three months ended September 30, 2016 decreased by $17.2 million, or 46.4%, to $19.8 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in the volume of unit sales of set-top boxes and related accessories of 54.8% and 28.9%, respectively sold primarily to our international customers, and a decrease in the weighted average price of accessories of 5.0% sold primarily to our international customers. The decreases were partially offset by an increase in the weighted average price of set-top boxes of 6.1% sold to our international customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales - services and other.  “Cost of sales - services and other” totaled $213.6 million for the three months ended September 30, 2016, a decrease of $6.1 million or 2.8%, compared to the same period in 2015.

Cost of sales - services and other from our EchoStar Technologies segment for the three months ended September 30, 2016 increased by $8.1 million, or 10.9%, to $82.2 million compared to the same period in 2015.  The increase was primarily due to an increase in support costs related to engineering services.

Cost of sales - services and other from our ESS segment for the three months ended September 30, 2016 decreased by $1.9 million, or 10.3%, to $16.2 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales - services and other from All Other and Eliminations for the three months ended September 30, 2016 decreased by $12.9 million, or 94.9%, to $0.7 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $201.0 million for the three months ended September 30, 2016, a decrease of $7.0 million or 3.4%, compared to the same period in 2015.

Cost of sales - equipment from our Hughes segment for the three months ended September 30, 2016 increased by $5.1 million, or 10.5%, to $53.5 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $11.3 million in equipment costs related to the increase in sales to our domestic consumer and enterprise customers, partially offset by a decrease of $5.6 million in equipment costs related to the decrease in sales to our international and telecom systems customers.

Cost of sales - equipment from our EchoStar Technologies segment for the three months ended September 30, 2016 decreased by $12.1 million, or 7.6%, to $147.5 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in the weighted average cost of set-top boxes sold to DISH Network and a decrease in the volume of unit sales and weighted average cost of set-top boxes and related accessories sold to certain of our international customers. The decrease was partially offset by an increase in equipment costs related to the sale of related accessories sold to DISH Network.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $101.5 million for the three months ended September 30, 2016, an increase of $9.7 million or 10.6%, compared to the same period in 2015. The increase was primarily due to $13.9 million in restructuring charges as a result of our decision in July 2016 not to proceed with our direct-to-consumer security and home automation product offering and associated services within our EchoStar Technologies segment. The increase was partially offset by a decrease of $4.4 million in general and administrative expenses.

Research and development expenses.  “Research and development expenses” totaled $20.6 million for the three months ended September 30, 2016, an increase of $0.7 million or 3.6%, compared to the same period in 2015. The increase was primarily related to an increase in research and development expense of $2.2 million in our Hughes segment, partially offset by a decrease in research and development expense of $1.5 million in our EchoStar Technologies segment.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $123.6 million for the three months ended September 30, 2016, a decrease of $9.3 million or 7.0%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and All Other & Eliminations and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $37.4 million for the three months ended September 30, 2016, an increase of $8.5 million or 29.4%, compared to the same period in 2015.  The increase was primarily due to an increase of $15.8 million in interest expense related to the issuance of the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) in the third quarter of 2016. The increase was partially

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

offset by higher capitalized interest of $6.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the Telesat T19V (“63 West”) satellite.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $0.2 million in gains for the three months ended September 30, 2016 compared to a loss of $5.2 million for the same period in 2015.  The change of $5.4 million was primarily due to losses recorded in 2015 on our trading securities of $3.9 million and an other than temporary impairment loss in 2015 of $1.2 million on certain strategic equity securities in our marketable investment securities.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $5.2 million in earnings for the three months ended September 30, 2016 compared to a loss of $2.3 million for the same period in 2015. The change of $7.5 million was primarily related to an increase in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $0.6 million in income for the three months ended September 30, 2016 compared to $2.1 million in income for the same period in 2015.  The change of $1.5 million or 69.5% was primarily related to a gain recorded in the third quarter of 2015 of $3.8 million related to a protective put associated with one of our trading securities and a decrease of $2.5 million in foreign exchange losses in the third quarter of 2016.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $211.0 million for the three months ended September 30, 2016, a decrease of $5.6 million or 2.6%, compared to the same period in 2015.  The decrease was primarily due to (i) a decrease in operating income, excluding depreciation and amortization, of $15.9 million for the three months ended September 30, 2016, (ii) a gain recorded in the third quarter of 2015 of $3.8 million related to a protective put associated with one of our trading securities, and (iii) an increase of $1.1 million in net income attributable to the noncontrolling interest in HSS Tracking Stock and other noncontrolling interests. The decrease was partially offset by (i) an increase of $7.5 million in the equity in earnings of unconsolidated affiliates, net, (ii) an increase of $5.4 million in gains on marketable investment securities, net of losses and impairment, and (iii) a decrease of $2.5 million in foreign exchange losses. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$37,410	$28,358	$9,052	31.9

Interest income and expense, net	31,098	26,308	4,790	18.2
Income tax provision	19,512	28,577	(9,065)	(31.7)
Depreciation and amortization	123,633	132,892	(9,259)	(7.0)
Net (income) loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(609)	477	(1,086)	*
EBITDA	$211,044	$216,612	$(5,568)	(2.6)

Income tax provision.  Income tax expense was $19.5 million for the three months ended September 30, 2016, a decrease of $9.1 million or 31.7%, compared to the same period in 2015. Our effective income tax rate was 34.3% and 50.2% for the three months ended September 30, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2016 was primarily due to research and experimentation credits, partially offset by various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2015 was primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature, partially offset by research and experimentation tax credits.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $36.8 million for the three months ended September 30, 2016, an increase of $8.0 million or 27.6%, compared to the same period in 2015.  The increase was primarily due to (i) a decrease in income tax expense of $9.1 million, (ii) an increase of $7.5 million in the equity of earnings of unconsolidated affiliates, net, (iii) higher capitalized interest of $6.5 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the 63 West satellite, (iv) an increase of $5.4 million in gains on marketable investment securities, net of losses and impairment, and (v) an increase of $3.7 million in interest income. The increase was partially offset by (i) an increase of $15.8 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (ii) a decrease in operating income, including depreciation and amortization, of $6.6 million and (iii) an increase of $1.1 million in net income attributable to the noncontrolling interest in HSS Tracking Stock and other noncontrolling interests.

Segment Operating Results and Capital Expenditures

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2016
Total revenue	$355,876	$283,052	$101,480	$1,941	$742,349
Capital expenditures	$75,682	$17,239	$15,730	$48,162	$156,813
EBITDA	$112,018	$9,346	$83,700	$5,980	$211,044

For the Three Months Ended September 30, 2015
Total revenue	$339,729	$294,925	$124,300	$1,925	$760,879
Capital expenditures	$72,626	$8,528	$32,416	$9,672	$123,242
EBITDA	$101,582	$25,946	$104,200	$(15,116)	$216,612

Hughes Segment

	For the Three Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$355,876	$339,729	$16,147	4.8
Capital expenditures	$75,682	$72,626	$3,056	4.2
EBITDA	$112,018	$101,582	$10,436	10.3

Revenue

Hughes segment total revenue for the three months ended September 30, 2016 increased by $16.1 million, or 4.8%, compared to the same period in 2015.  The increase was primarily due to an increase of $17.0 million in revenue related to sales of broadband equipment to our domestic enterprise customers, an increase of $5.2 million in revenue related to sales of broadband services to our consumer customers and dishNET, and an increase of $1.6 million in revenue related to sales of broadband equipment to our telecom systems customers.  These increases were partially offset by a decrease of $7.3 million in revenue of broadband equipment and services to our international customers.

Capital Expenditures

Hughes segment capital expenditures for the three months ended September 30, 2016 increased by $3.1 million, or 4.2%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West satellite and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

Hughes segment EBITDA for the three months ended September 30, 2016 was $112.0 million, an increase of $10.4 million, or 10.3%, compared to the same period in 2015.  The increase was primarily attributable to a $10.5 million increase in gross margin and a decrease of $2.5 million in foreign exchange losses. The increases were partially offset by an increase of $2.2 million in research and development expenses.

EchoStar Technologies Segment

	For the Three Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$283,052	$294,925	$(11,873)	(4.0)
Capital expenditures	$17,239	$8,528	$8,711	*
EBITDA	$9,346	$25,946	$(16,600)	(64.0)
*    Percentage is not meaningful.

Revenue

EchoStar Technologies segment total revenue for the three months ended September 30, 2016 decreased by $11.9 million, or 4.0%, compared to the same period in 2015, primarily as a result of a decrease of $17.2 million in equipment revenue - other partially offset by an increase of $5.3 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the three months ended September 30, 2016 increased by $8.7 million compared to the same period in 2015, primarily as a result of increased expenditures related to the support of our Move Networks business.

EBITDA

EchoStar Technologies segment EBITDA for the three months ended September 30, 2016 was $9.3 million, a decrease of $16.6 million, or 64.0%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by $13.9 million in restructuring charges as a result of our decision in July 2016 not to proceed with our direct-to-consumer security and home automation product offering and associated services and a decrease of $7.9 million in gross margin, partially offset by a decrease of $4.0 million from selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Three Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$101,480	$124,300	$(22,820)	(18.4)
Capital expenditures	$15,730	$32,416	$(16,686)	(51.5)
EBITDA	$83,700	$104,200	$(20,500)	(19.7)

Revenue

ESS segment total revenue for the three months ended September 30, 2016 decreased by $22.8 million, or 18.4%, compared to the same period in 2015, primarily due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services provided to DISH Network on the EchoStar I and EchoStar VIII satellites effective in November 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

ESS segment capital expenditures for the three months ended September 30, 2016 decreased by $16.7 million, or 51.5%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended September 30, 2016 was $83.7 million, a decrease of $20.5 million, or 19.7%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $21.0 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

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

	For the Three Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,941	$1,925	$16	0.8
Capital expenditures	$48,162	$9,672	$38,490	*
EBITDA	$5,980	$(15,116)	$21,096	*
*    Percentage is not meaningful.

Capital Expenditures

For the three months ended September 30, 2016, All Other and Eliminations capital expenditures increased by $38.5 million compared to the same period in 2015, primarily related to an increase in expenditures on the EchoStar XIX satellite of $72.9 million partially offset by a decrease in expenditures on the EchoStar XXIII satellite of $15.6 million and a decrease in expenditures on the EchoStar XXI satellite of $13.8 million.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union. The EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the three months ended September 30, 2016, All Other and Eliminations EBITDA was $6.0 million of income, compared to a loss of $15.1 million for the same period in 2015.  The $21.1 million increase in EBITDA was primarily related to a decrease of $12.7 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015 and an increase of $7.3 million in the equity of earnings of unconsolidated affiliates, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$655,793	$695,358	$(39,565)	(5.7)
Services and other revenue - other	826,430	824,130	2,300	0.3
Equipment revenue - DISH Network	590,988	577,277	13,711	2.4
Equipment revenue - other	243,126	256,362	(13,236)	(5.2)
Total revenue	2,316,337	2,353,127	(36,790)	(1.6)
Costs and Expenses:
Cost of sales - services and other	618,271	645,691	(27,420)	(4.2)
% of Total services and other revenue	41.7%	42.5%
Cost of sales - equipment	710,724	706,835	3,889	0.6
% of Total equipment revenue	85.2%	84.8%
Selling, general and administrative expenses	296,377	280,462	15,915	5.7
% of Total revenue	12.8%	11.9%
Research and development expenses	61,761	57,432	4,329	7.5
% of Total revenue	2.7%	2.4%
Depreciation and amortization	370,872	398,547	(27,675)	(6.9)
Total costs and expenses	2,058,005	2,088,967	(30,962)	(1.5)
Operating income	258,332	264,160	(5,828)	(2.2)

Other Income (Expense):
Interest income	13,729	7,896	5,833	73.9
Interest expense, net of amounts capitalized	(80,495)	(96,136)	15,641	(16.3)
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	8,179	(11,408)	19,587	*
Equity in earnings (losses) of unconsolidated affiliates, net	11,181	(2,580)	13,761	*
Other, net	5,900	(4,078)	9,978	*
Total other expense, net	(41,506)	(111,350)	69,844	(62.7)
Income before income taxes	216,826	152,810	64,016	41.9
Income tax provision	(75,064)	(65,841)	(9,223)	14.0
Net income	141,762	86,969	54,793	63.0
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock	(926)	(4,020)	3,094	(77.0)
Less: Net income attributable to other noncontrolling interests	946	1,006	(60)	(6.0)
Net income attributable to EchoStar	$141,742	$89,983	$51,759	57.5

Other Data:
EBITDA (2)	$654,444	$642,611	$11,833	1.8
Subscribers, end of period	1,018,000	1,025,000	(7,000)	(0.7)
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 62 and 63 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 56. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 63.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $655.8 million for the nine months ended September 30, 2016, a decrease of $39.6 million or 5.7%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2016 increased by $4.8 million, or 6.9%, to $74.6 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue - DISH Network from our EchoStar Technologies segment for the nine months ended September 30, 2016 increased by $17.8 million, or 6.1%, to $310.4 million compared to the same period in 2015.  The increase was primarily due to an increase of $29.7 million in revenue earned for engineering support services related to Sling TV and other projects, offset partially by a decrease of $10.9 million in revenue earned for support services related to receiver developments in 2015.

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2016 decreased by $63.0 million, or 19.4%, to $261.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $62.5 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue - other.  “Services and other revenue - other” totaled $826.4 million for the nine months ended September 30, 2016, an increase of $2.3 million or 0.3%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2016 increased by $9.8 million, or 1.3%, to $779.1 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $25.5 million in sales of broadband services to our domestic consumer customers, partially offset by a decrease of $13.5 million of broadband services to our international customers and a decrease of $1.6 million in sales of broadband services to our domestic enterprise customers.

Services and other revenue - other from our EchoStar Technologies segment for the nine months ended September 30, 2016 decreased by $1.6 million, or 20.7%, to $6.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in revenue from mobile applications and teleport services.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2016 decreased by $5.4 million, or 10.9%, to $44.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services due to a decrease in the number of transponders available for use in providing service.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $591.0 million for the nine months ended September 30, 2016, an increase of $13.7 million or 2.4%, compared to the same period in 2015 primarily from our EchoStar Technologies segment.  The increase in revenue for the nine months ended September 30, 2016 was primarily due to an increase in revenue of set-top boxes and related accessories.  The increase in revenue of set-top boxes was primarily due to an 11.6% increase in the weighted average price of the set-top boxes sold, partially offset by a 10.0% decrease in the volume of unit sales.  The increase in revenue of related accessories was primarily due to a 106.3% increase in the volume of unit sales, partially offset by a 49.4% decrease in the weighted average price of related accessories.

Equipment revenue - other.  “Equipment revenue - other” totaled $243.1 million for the nine months ended September 30, 2016, a decrease of $13.2 million or 5.2%, compared to the same period in 2015.

Equipment revenue - other from our Hughes segment for the nine months ended September 30, 2016 increased by $6.6 million, or 4.3%, to $160.7 million compared to the same period in 2015.  The increase was mainly due to an increase of $25.5 million in sales of broadband equipment to our domestic enterprise customers, partially offset by a decrease of $21.0 million in revenue from our international and telecom systems customers.

Equipment revenue - other from our EchoStar Technologies segment for the nine months ended September 30, 2016 decreased by $19.9 million, or 19.4%, to $82.4 million compared to the same period in 2015.  The decrease was attributable to a decrease in the weighted average price of set-top boxes and related accessories of 20.2% and 7.9%,

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

respectively, sold primarily to a certain international customer and a decrease in the volume of unit sales of set-top boxes and related accessories of 1.8% and 7.0%, respectively, sold primarily to our international customers.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $618.3 million for the nine months ended September 30, 2016, a decrease of $27.4 million or 4.2%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the nine months ended September 30, 2016 decreased by $6.9 million, or 2.0%, to $334.4 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers of $5.5 million.

Cost of sales - services and other from our EchoStar Technologies segment for the nine months ended September 30, 2016 increased by $23.6 million, or 11.2%, to $233.8 million compared to the same period in 2015.  The increase was primarily due to an increase in support costs related to engineering services.

Cost of sales - services and other from our ESS segment for the nine months ended September 30, 2016 decreased by $6.2 million, or 11.3%, to $48.1 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales - services and other from All Other and Eliminations for the nine months ended September 30, 2016 decreased by $38.0 million, or 94.9%, to $2.0 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $710.7 million for the nine months ended September 30, 2016, an increase of $3.9 million or 0.6%, compared to the same period in 2015.

Cost of sales - equipment from our Hughes segment for the nine months ended September 30, 2016 increased by $1.6 million, or 1.1%, to $143.8 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $16.3 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic consumer and enterprise customers, partially offset by a decrease of $15.6 million in equipment costs related to the decrease in sales to our international and telecom systems customers.

Cost of sales - equipment from our EchoStar Technologies segment for the nine months ended September 30, 2016 increased by $2.3 million, or 0.4%, to $566.9 million compared to the same period in 2015.  The increase was primarily attributable to an increase in equipment costs related to the increase in the weighted average cost of related accessories sold to DISH Network. The increase was partially offset by decreases in the volume of unit sales and the weighted average cost of set-top boxes and related accessories sold to our international customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $296.4 million for the nine months ended September 30, 2016, an increase of $15.9 million or 5.7%, compared to the same period in 2015. The increase was primarily due to $13.9 million in restructuring charges as a result of our decision in July 2016 not to proceed with our direct-to-consumer security and home automation solution product offering and associated services within our EchoStar Technologies segment and an increase of $7.0 million and $3.2 million in marketing and promotional costs from our EchoStar Technologies segment and Hughes segment, respectively, offset partially by a decrease of $8.0 million in litigation settlements recorded in 2015.

Research and development expenses.  “Research and development expenses” totaled $61.8 million for the nine months ended September 30, 2016, an increase of $4.3 million or 7.5%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense of $4.6 million in our Hughes segment, partially offset by a decrease in research and development expense of $0.3 million in our EchoStar Technologies segment.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $370.9 million for the nine months ended September 30, 2016, a decrease of $27.7 million or 6.9%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and All Other & Eliminations and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $80.5 million for the nine months ended September 30, 2016, a decrease of $15.6 million or 16.3%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $26.1 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of HSS’ 6 1/2 Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in 2015, and a decrease in interest expense of $2.1 million relating to two of our satellites that are accounted for as capital leases. The decreases were partially offset by an increase of $15.8 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the nine months ended September 30, 2016. In 2015, the $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $8.2 million in gains for the nine months ended September 30, 2016 compared to $11.4 million in losses for the same period in 2015.  The change of $19.6 million was primarily due to an increase of $7.9 million in gains on our trading securities, an other than temporary impairment loss of $5.9 million on certain strategic equity securities in our marketable investment securities in 2015, and an increase of $5.6 million in realized gains on our securities classified as available-for-sale.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $11.2 million in earnings for the nine months ended September 30, 2016 compared to $2.6 million in losses for the same period in 2015. The change of $13.8 million was primarily related to an increase in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $5.9 million in income for the nine months ended September 30, 2016 compared to $4.1 million of expense for the nine months ended September 30, 2015.  The change of $10.0 million was primarily related to (i) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (ii) a decrease of $8.8 million in foreign exchange losses, (iii) a decrease of $6.1 million related to a protective put associated with our trading securities, (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, and (v) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $654.4 million for the nine months ended September 30, 2016, an increase of $11.8 million or 1.8%, compared to the same period in 2015.  The increase was primarily due to (i) an increase of $19.6 million in gains on marketable investments, net of losses and impairments, (ii) an increase of $13.8 million in equity in earnings of unconsolidated affiliates, net, (iii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iv) a decrease of $8.8 million in foreign exchange losses, and (v) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015.  The increase was partially offset by (i) a decrease in operating income, excluding depreciation and amortization, of $33.5 million for the nine months ended September 30, 2016, (ii) a decrease of $6.1 million related to a protective put associated with our trading securities, (iii) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, (iv) an increase of $3.0 million in net income attributable to the noncontrolling interest in HSS Tracking Stock and other noncontrolling interests, and (v) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$141,762	$86,969	$54,793	63.0

Interest income and expense, net	66,766	88,240	(21,474)	(24.3)
Income tax provision	75,064	65,841	9,223	14.0
Depreciation and amortization	370,872	398,547	(27,675)	(6.9)
Net (income) loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(20)	3,014	(3,034)	*
EBITDA	$654,444	$642,611	$11,833	1.8

Income tax provision.  Income tax expense was $75.1 million for the nine months ended September 30, 2016, an increase of $9.2 million or 14.0% compared to the same period in 2015. Our effective income tax rate was 34.6% and 43.1% for the nine months ended September 30, 2016 and 2015, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to research and experimentation credits, partially offset by various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2015 were primarily due to the increase in our valuation allowance associated with certain foreign losses and realized and unrealized losses that are capital in nature, partially offset by research and experimentation tax credits.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $141.7 million for the nine months ended September 30, 2016, an increase of $51.8 million or 57.5%, compared to the same period in 2015.  The increase was primarily due to (i) higher capitalized interest of $26.1 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (ii) an increase of $19.6 million in gains on marketable investments, net of losses and impairments, (iii) an increase of $13.8 million in equity in earnings of unconsolidated affiliates, net, (iv) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (v) a decrease of $8.8 million in foreign exchange losses, (vi) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, and (vii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in 2015. The increase was partially offset by (i) an increase of $15.8 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (ii) an increase in income tax expense of $9.2 million, (iii) a decrease of $6.1 million related to a protective put associated with our trading securities, (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites and (v) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Nine Months Ended September 30, 2016
Total revenue	$1,021,451	$983,115	$305,919	$5,852	$2,316,337
Capital expenditures	$261,241	$31,764	$50,762	$165,815	$509,582
EBITDA	$317,865	$57,426	$255,712	$23,441	$654,444

For the Nine Months Ended September 30, 2015
Total revenue	$1,000,194	$973,097	$374,287	$5,549	$2,353,127
Capital expenditures	$207,680	$32,783	$84,667	$155,022	$480,152
EBITDA	$296,269	$80,764	$314,177	$(48,599)	$642,611

Hughes Segment

	For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,021,451	$1,000,194	$21,257	2.1
Capital expenditures	$261,241	$207,680	$53,561	25.8
EBITDA	$317,865	$296,269	$21,596	7.3

Revenue

Hughes segment total revenue for the nine months ended September 30, 2016 increased by $21.3 million, or 2.1%, compared to the same period in 2015.  The increase was primarily due to an increase of $30.5 million in revenue related to sales of broadband services to our consumer customers and dishNET and an increase of $25.5 million in revenue related to sales of broadband equipment to our domestic enterprise customers.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international and telecom systems customers of $34.4 million.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2016 increased by $53.6 million, or 25.8%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2016 was $317.9 million, an increase of $21.6 million, or 7.3%, compared to the same period in 2015.  The increase was primarily attributable to a $26.6 million increase in total gross margin, a decrease of $4.8 million in foreign exchange losses, and a decrease of $3.0 million in litigation settlements recorded in 2015. These increases were partially offset by an increase of $4.6 million in research and development expenses, an increase of $3.2 million in marketing and promotional costs, and an increase of $4.8 million in general and administrative expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Technologies Segment

	For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$983,115	$973,097	$10,018	1.0
Capital expenditures	$31,764	$32,783	$(1,019)	(3.1)
EBITDA	$57,426	$80,764	$(23,338)	(28.9)

Revenue

EchoStar Technologies segment total revenue for the nine months ended September 30, 2016 increased by $10.0 million, or 1.0%, compared to the same period in 2015, primarily resulting from an increase of $17.8 million in service revenue from DISH Network and an increase of $13.7 million in equipment revenue from DISH Network, partially offset by a decrease of $19.9 million in equipment revenue - other and a decrease of $1.6 million in service revenue - other.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the nine months ended September 30, 2016 decreased by $1.0 million, or 3.1%, compared to the same period in 2015, primarily due to a decrease in expenditures related to our digital broadcast centers of $14.5 million, partially offset by increased expenditures related to the support of our Move Networks business of $14.2 million.

EBITDA

EchoStar Technologies segment EBITDA for the nine months ended September 30, 2016 was $57.4 million, a decrease of $23.3 million, or 28.9%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $15.9 million in gross margin, $13.9 million in restructuring charges as a result of our decision in July 2016 not to proceed with our direct-to-consumer security and home automation solution product offering and associated services within our EchoStar Technologies segment, and a decrease of $1.7 million loss in equity of a certain unconsolidated affiliate, offset partially by a decrease of $5.0 million in a litigation settlement recorded in 2015 and a decrease of $4.0 million in foreign exchange losses in 2016.

EchoStar Satellite Services Segment

	For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$305,919	$374,287	$(68,368)	(18.3)
Capital expenditures	$50,762	$84,667	$(33,905)	(40.0)
EBITDA	$255,712	$314,177	$(58,465)	(18.6)

Revenue

ESS segment total revenue for the nine months ended September 30, 2016 decreased by $68.4 million, or 18.3%, compared to the same period in 2015, primarily due to a decrease of $62.5 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $5.4 million primarily attributable to a decrease in sales of transponder services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

ESS segment capital expenditures for the nine months ended September 30, 2016 decreased by $33.9 million, or 40.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the nine months ended September 30, 2016 was $255.7 million, a decrease of $58.5 million, or 18.6%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $62.2 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a $7.5 million increase due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$5,852	$5,549	$303	5.5
Capital expenditures	$165,815	$155,022	$10,793	7.0
EBITDA	$23,441	$(48,599)	$72,040	*
*    Percentage is not meaningful.

Capital Expenditures

For the nine months ended September 30, 2016, All Other and Eliminations capital expenditures increased by $10.8 million, or 7.0%, compared to the same period in 2015, primarily related to an increase in satellite expenditures on the EchoStar XIX satellite of $70.4 million, partially offset by a decrease in satellite expenditures on the EchoStar XXIII satellite of $55.5 million.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union and the EchoStar XXIII satellite will be initially deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the nine months ended September 30, 2016, All Other and Eliminations EBITDA was $23.4 million of income, compared to a loss of $48.6 million for the same period in 2015.  The $72.0 million increase in EBITDA was primarily related to a decrease of $38.0 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015, an increase of $15.5 million in equity in earnings of unconsolidated affiliates, net, $6.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, an other than temporary impairment loss of $5.9 million on certain strategic equity securities in our marketable investment securities in 2015, and an increase of $5.6 million in realized gains on our securities classified as available-for-sale.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Note 6 to our condensed consolidated financial statements for further discussion regarding our marketable investment securities.  As of September 30, 2016 and December 31, 2015, our cash, cash equivalents and current marketable investment securities totaled $3.02 billion and $1.54 billion, respectively.

As of September 30, 2016 and December 31, 2015, we held $803.3 million and $612.3 million, respectively, of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2016.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the nine months ended September 30, 2016, we reported net cash inflows from operating activities of $574.7 million, a decrease in cash inflows of $33.2 million, compared to the same period in 2015.  The decrease in cash inflows was primarily attributable to a decrease of $42.1 million resulting from changes in operating assets and liabilities related to timing differences, partially offset by higher net income of $8.9 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iii) “Loss from partial redemption of debt;” (iv) “Loss (gain) and impairment on marketable investment securities, net;” (v) “Stock-based compensation;” (vi) “Deferred tax provision;” and “Other, net.”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments.  For the nine months ended September 30, 2016, we reported net cash outflows from investing activities of $759.8 million, an increase in cash outflows of $518.3 million compared to the same period in 2015.  The increase in cash outflows primarily related to an increase of $563.4 million in purchases of marketable investment securities, net of sales and maturities, and an increase of $29.4 million in capital expenditures, net of related refunds, in 2016 when compared to the same period in 2015. The increase in cash outflows were partially offset by a $64.7 million investment in WorldVu and SmarDTV in the first half of 2015, a decrease of $9.1 million in restricted cash relating to a release in funds for certain satellite slots as a result of a FCC settlement in 2016 and the acquisition of a regulatory authorization in the first half of 2015 of $3.4 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of long-term debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the nine months ended September 30, 2016, we reported net cash inflows from financing activities of $1.48 billion, an increase in cash inflows of $1.60 billion, compared to the same period in 2015.  The increase in cash inflows was primarily due to the proceeds of $1.5 billion from the issuance of the 2026 Notes in the third quarter of 2016, the partial redemption of the 2019 Senior Secured Notes of $110.0 million and related premium of $3.3 million in the second quarter of 2015, a decrease of $7.7 million in capital lease obligation payments relating to the expiration of the capital lease for the AMC-16 satellite, effective February 2015, partially offset by payments of debt issuance costs of $6.3 million, a decrease of $3.8 million in excess tax benefits recognized on the exercise of stock options and a decrease of $3.7 million in net proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2016, our satellite-related obligations were approximately $786.0 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2016, we had $31.8 million of letters of credit and insurance bonds.  Of this amount, $12.9 million was secured by restricted cash, $1.5 million was related to insurance bonds, and $17.4 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of September 30, 2016, we had foreign currency forward contracts with a notional value of $0.6 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we have elected to obtain, subject to certain limitations on coverage, launch and in-orbit insurance for our EchoStar XIX and EchoStar XXIII satellites and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business.  Since we currently depend on DISH Network for a substantial portion of our revenue, our cash flow from operations depends heavily on DISH Network’s needs for equipment and services.  To the extent that DISH Network’s gross new subscriber activations decrease or DISH Network experiences a net loss of subscribers or regulations are adopted that negatively impact our ability to sell set-top boxes, sales of our digital set-top boxes and related components as well as broadband services provided to DISH Network may continue to decline, which in turn could have a material adverse effect on our financial position and results of operations.  There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness.  As of September 30, 2016, our total indebtedness was $3.67 billion, of which $311.3 million related to capital lease obligations.  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2017.  As of September 30, 2016, we have not repurchased any common stock under this program.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $3.02 billion.  Of this amount, a total of $2.96 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $2.96 billion as of September 30, 2016, a hypothetical 10% change in average interest rates during 2016 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2016 of 1.0%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2016 would have resulted in a decrease of approximately $1.7 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2016, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $59.7 million.  These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility.  The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors.  These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.  In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business.  A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $6.0 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of September 30, 2016, we had $13.7 million of restricted cash and marketable investment securities invested in:  (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above.  Based on our investment portfolio as of September 30, 2016, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of September 30, 2016, we had $202.3 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable.  We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $20.2 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of September 30, 2016, we had $6.0 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $0.6 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of September 30, 2016.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $36.2 million as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2016, there were no material changes in our risk factors as previously disclosed.

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

DISH Network accounted for 53.5%, 57.3% and 58.8% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  DISH Network is currently our primary customer of digital set-top boxes, digital broadcast operation services and our satellite services.  These products and services are provided pursuant to contracts that expire on December 31, 2017.  DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.  Additionally, the FCC is considering adopting a regulatory regime whereby consumer electronics manufacturers, innovators, and other developers would be able to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. As a result, consumers may then be able to access content provided by DISH Network using products produced by our competitors and without using our set-top boxes or other products, which may result in lower sales to DISH Network.

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
As of September 30, 2016, our total indebtedness was approximately $3.67 billion. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all. The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.
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

RISKS RELATED TO OUR SATELLITES

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay, launch anomalies and launch failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our business, expenses and results of operations, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers as capacity becomes full on existing satellites. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch delay or failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites. If a launch delay, anomaly or failure were to occur, it could result in the revocation of the applicable license to operate the satellite, undermine our ability to implement our business strategy or develop or pursue existing or future business opportunities with applicable licenses and otherwise have a material adverse effect on our business, expenses, assets, revenue, results of operations and ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch anomalies and failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka band. Additionally, the FCC is considering adopting a regulatory regime whereby consumer electronics manufacturers, innovators, and other developers would be able to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. If adopted, these regulations could have a material adverse effect on our business, results of operations, and financial position. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation. The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2016.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

On November 4, 2016, we amended the 2012 Receiver Agreement between EchoSphere L.L.C., a subsidiary of DISH Network, and our subsidiary EchoStar Technologies L.L.C. to extend its term for one year through December 31, 2017.  All other terms of the 2012 Receiver Agreement remain unchanged.  The amendment was approved by the Company’s board of directors, the Company’s Audit Committee and the directors of EchoStar who are not also directors or officers of DISH Network or its subsidiaries.

On November 4, 2016, we amended the 2012 Broadcast Agreement between DISH Network L.L.C., a subsidiary of DISH Network, and our subsidiary EchoStar Broadcasting Corporation to extend its term for one year through December 31, 2017.  All other terms of the 2012 Broadcast Agreement remain unchanged.  The amendment was approved by the Company’s board of directors, the Company’s Audit Committee and the directors of EchoStar who are not also directors or officers of DISH Network or its subsidiaries.

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through December 31, 2016.  On November 1, 2016, our Board of Directors extended this authorization to repurchase up to $500.0 million of outstanding shares of our Class A common stock through open market repurchases including, without limitation, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through and including December 31, 2017.

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

ECHOSTAR CORPORATION

Date: November 8, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)