Form 10-K
period 2016-12-31
EchoStar CORP
filed 2017-02-24
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of Class A common stock held by non-affiliates of the registrant was $1.80 billion based upon the closing price of the Class A common stock as reported on the Nasdaq Global Select Market as of the close of business on that date.

As of February 15, 2017, the registrant’s outstanding common stock consisted of 46,907,032 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

•	risks and uncertainties associated with the pending Share Exchange with DISH Network (as described below);

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays or failures of launches of our satellites and potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•	our failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors;

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances;

•	the impact of variable demand and the adverse pricing and regulatory environment for digital set-top boxes; and

•	dependence on our ability to successfully manufacture and sell our digital set-top boxes in increasing volumes on a cost-effective basis and with acceptable quality.

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward-looking statements. We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in any documents we file with the SEC.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I

Item 1.    BUSINESS

OVERVIEW

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite service operations, video delivery solutions, digital set-top boxes, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”

We currently operate in the following three business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and small office customers and network technologies, managed services and communication solutions to domestic and international consumers and enterprise and government customers. The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Technologies — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Beginning in 2015, this segment also includes our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which primarily provides support services to DISH Network’s Sling TVTM service (“Sling TV”).

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

Following consummation of the Share Exchange described below under “Pending Share Exchange,” we will no longer operate the EchoStar Technologies business segment.

Our operations also include real estate and other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies. However, as a result of the Satellite and Tracking Stock Transaction, described in Note 4 in the notes to consolidated financial statements in Item 15 of this report, DISH Network owns preferred tracking stock in EchoStar Corporation and one of our subsidiaries representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

PENDING SHARE EXCHANGE

On January 31, 2017, EchoStar and certain subsidiaries of EchoStar entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among DISH Network Corporation (“DISH”), DISH Network L.L.C., an indirect wholly owned subsidiary of DISH (“DNLLC”), DISH Operating L.L.C., a direct wholly owned subsidiary of DNLLC (“DOLLC” and, collectively with DISH and DNLLC, the “DISH Parties”), EchoStar, EchoStar Broadcasting Holding Parent L.L.C., a direct wholly owned subsidiary of EchoStar’s subsidiary Hughes Satellite Systems Corporation (“EB LLC”), EchoStar Broadcasting Holding Corporation, a direct wholly owned subsidiary of EB LLC (“EB Corp”), EchoStar Technologies Holding Corporation, a direct wholly owned subsidiary of EchoStar (“ET Corp”), and EchoStar Technologies L.L.C., a direct wholly owned subsidiary of EchoStar.

Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar will receive all of the shares of EchoStar Tracking Stock (as defined below) owned by DNLLC in exchange for 100% of the equity interests of ET Corp, which will hold that portion of the EchoStar Technologies business segment of EchoStar that (a) designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies, (b) provides TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market, and (c) includes our over-the-top, Streaming Video on Demand platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) and primarily provides support services to DISH’s Sling TV™ operations, and (ii) EB LLC will receive all of the shares of HSS Tracking Stock (as defined below) owned by DOLLC in exchange for 100% of the equity interests of EB Corp, which will hold EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services ((i) and (ii) collectively, the “Share Exchange”). Pursuant to the Share Exchange Agreement, EchoStar will also transfer certain assets, investments in joint ventures, spectrum licenses and real estate properties and the DISH Parties will assume certain liabilities relating to the transferring assets and businesses. In connection with the Share Exchange, EchoStar and DISH Network and certain of their subsidiaries will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH.

In March 2014, EchoStar and its subsidiary Hughes Satellite Systems Corporation (“HSS”) each issued shares of preferred stock (the “EchoStar Tracking Stock” and “HSS Tracking Stock,” respectively, and together, the “Tracking Stock”) to DNLLC and DOLLC, respectively. The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represents in the aggregate an 80.0% economic interest in the Hughes Retail Group (the EchoStar Tracking Stock representing a 51.89% and the HSS Tracking Stock representing a 28.11% economic interest in the Hughes Retail Group, respectively). Following the closing of the Share Exchange, the Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, the Tracking Stock will terminate and be of no further effect. For more information regarding the Tracking Stock, see Note 4 in the notes to consolidated financial statements in Item 15 of this report.

The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The Share Exchange Agreement provides for customary termination rights of EchoStar and DISH, including the right of either party to terminate the Share Exchange Agreement if the Share Exchange has not closed by March 31, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing).  While we currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all.

See “Risks Related to the Pending Share Exchange” in Item 1A Risk Factors of this Annual Report on Form 10-K. For more information regarding the Share Exchange, see Note 20 in the notes to consolidated financial statements in Item 15 of this report and our Current Report on Form 8-K filed January 31, 2017.

BUSINESS STRATEGIES

Capitalize on demand for broadband services.  We intend to capitalize on the global demand for satellite-delivered broadband services and enterprise solutions by utilizing, among other things, our industry expertise, technology leadership, increased satellite capacity, access to spectrum resources, and high-quality, reliable service to drive growth in consumer subscribers and enterprise customers.

Expand satellite capacity and related infrastructure.  With the launch in December 2016 of the EchoStar XIX satellite and the expected start of service on the satellite late in the first quarter of 2017, we expect to significantly increase our satellite capacity in North America, Mexico and certain Latin American countries and to add capability for aeronautical, enterprise and international broadband services. We expect that our expertise in the identification, acquisition and development of satellite spectrum and orbital rights and satellite operations, together with our increased satellite capacity and existing, acquired or developed infrastructure, will provide opportunities to enter new international markets.  We also believe market opportunities exist that will facilitate the acquisition or leasing of additional satellite capacity which will enable us to provide services to a broader customer base, including providers of pay-TV services, satellite-delivered broadband, corporate communications, and government services.

Continue development of S-band and other hybrid spectrum resources.  We believe we remain in a unique position to deploy a European wide mobile satellite service (“MSS”)/complementary ground component (“CGC”) network and maximize the long-term value of our S-band spectrum, in Europe and other regions within the scope of our licenses.  We will also continue to explore development of S-band similar spectrum assets in additional international markets.

Exploit our video delivery expertise.  With our extensive experience in designing, developing, and operating video delivery systems for satellite direct-to-home (“DTH”) and internet streaming, we believe we can leverage the broader adoption of advanced technologies such as placeshifting functionality, hybrid internet offerings and other in-home solutions to create opportunities for us.  Therefore, if the Share Exchange is not consummated, we will continue to explore opportunities, including partnerships, joint ventures and strategic acquisitions, to expand our existing markets or enter new markets.  In addition, if the Share Exchange is not consummated, we intend to seek opportunities to license our technology to other original equipment manufacturers and pay-TV providers.

Develop improved and new technologies.  Our engineering capabilities provide us with the opportunity to develop and deploy cutting edge technologies, license our technologies to others, and maintain a leading technological position in the industries in which we are active.

BUSINESS SEGMENTS

HUGHES SEGMENT

Our Products and Services

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and small office customers. We deliver network technologies, managed services, equipment, and communications solutions for domestic and international consumers and enterprise and government customers. In addition, our Hughes segment provides and installs gateway and terminal equipment and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators.

Our Hughes segment provides satellite broadband internet access and satellite technologies to North American home and office costumers, which we refer to as the consumer market, and broadband network technologies, managed services, equipment and communications solutions to domestic and international enterprise and government customers.  Our Hughes segment also provides managed services, equipment and communications solutions to large enterprise customers for mobile satellite systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.  Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

With the launch in December 2016 and expected start of service of the EchoStar XIX satellite late in the first quarter of 2017, we expect to increase our subscribers and grow our consumer, enterprise and government revenue.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

Our Hughes segment currently uses its two owned satellites, the SPACEWAY 3 satellite and the EchoStar XVII satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. We currently provide HughesNet Gen4 satellite broadband internet services to our consumer market customers in North America on the EchoStar XVII satellite. In December 2016, we launched our EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to provide service in additional markets across South America once that capacity is available for commercial use.

Our Customers

Our Hughes segment delivers broadband satellite technologies and broadband internet services to North American home and small office customers.  It also delivers network technologies, managed services, hardware, equipment and satellite communications solutions for domestic and international consumers and enterprise and government customers worldwide.  In addition, our Hughes segment provides and installs gateway and terminal equipment and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators. Examples of our enterprise and government customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase. Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and services.

In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”) under the dishNET brand.  DISH Network accounted for 7.7%, 7.8% and 8.5% of our total Hughes segment revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

As of December 31, 2016, 2015 and 2014, our Hughes segment had approximately 1,036,000, 1,035,000 and 977,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2016 and 2015, our Hughes segment had approximately $1.52 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $436.5 million of revenue in 2017.

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

In our enterprise and government markets, our principal competitors for the supply of very-small-aperture terminal (“VSAT”) satellite networks are Gilat Satellite Networks Ltd, ViaSat, SageNet LLC, Newtec and iDirect Technologies (“iDirect”).  To differentiate ourselves from our competitors, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work and the quality of our customer service.  We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers, including domestic and international telecommunications operators, cable companies and other major carriers.

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

ECHOSTAR TECHNOLOGIES SEGMENT

Our Products and Services

Our EchoStar Technologies business segment provides secure end-to-end video and broadcast technology products and services to businesses and directly to consumers. Following consummation of the Share Exchange, we will no longer operate the EchoStar Technologies segment.

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

Over-the-Top (“OTT”) Services.  We have developed and launched a comprehensive OTT Streaming Video on Demand and live linear service platform solution currently utilized by DISH Network’s Sling TV service, which launched in 2015.  We have continued to develop and enhance the platform for Sling TV to improve the customer experience.  We also have continued to explore new ways to leverage this technology for other business opportunities.

Our Customers

The primary customer of our EchoStar Technologies segment is DISH Network.  DISH Network accounted for 90.5%, 87.9% and 88.7% of the EchoStar Technologies segment’s revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.  We also currently sell our digital set-top boxes to other international DTH satellite and cable providers, including Bell TV, a DTH satellite services provider in Canada, and Dish Mexico, to whom we also provide video broadcast services.

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

Our Competition

The video delivery and broadcast and OTT industries are highly competitive. Market leadership changes frequently as a result of new products, designs and pricing, and we face substantial competition.  Many of our primary competitors, such as Arris Group, Inc., Cisco Systems, Inc., Samsung Electronics Co., Ltd., and Technicolor S.A., have established longstanding relationships with their customers.  In addition, a number of rapidly growing companies have recently entered the market with offerings similar to our existing and contemplated products.  The entry of these new competitors may result in increased pricing pressure in the market.  In the video delivery industry, we may also face competition from international developers of digital set-top box systems that may be able to develop and manufacture products and services at costs that are substantially lower than our costs.  Furthermore, we depend heavily on our ability to successfully bring advanced technologies to the market, including internet delivery of video content and our Slingbox unit’s placeshifting functionality.

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

Our Customers

We provide satellite capacity on our satellite fleet primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.  For the years ended December 31, 2016, 2015 and 2014, DISH Network accounted for approximately 85.7%, 86.3% and 84.1% of our total ESS segment revenue.  We have entered into certain commercial agreements with DISH Network pursuant to which we are obligated to provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  See Note 19 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.

We currently have available satellite capacity.  Our other satellite service sales generally are characterized by shorter-term contracts or spot market sales. Revenue growth in our ESS segment depends largely on our ability to continuously make additional satellite capacity available for sale. We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties, which leverages the ground monitoring networks and personnel currently within our ESS segment.

The agreements with DISH Network for the EchoStar I and EchoStar VIII satellites expired pursuant to their terms effective November 2015.  In addition, our agreement with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-16 satellite terminated according to its terms in February 2016.  The loss of capacity and/or service provided on these three satellites has, and is expected to continue to, adversely impact our revenue, results of operations and cash flow.

As of December 31, 2016 and 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.16 billion and $1.41 billion, respectively.  Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $365.1 million of revenue in 2017.

Our Competition

In the fixed satellite services market, our ESS segment competes against larger, well-established satellite service companies, such as Intelsat S.A. (“Intelsat”), SES S.A., Telesat, and Eutelsat Communications S.A. (“Eutelsat”), in an industry that is characterized by long-term contracts and high costs for customers to change service providers.  Therefore, it is difficult to displace customers from their current relationships with our competitors.  Intelsat, SES S.A. and other competitors maintain key North American and other international orbital slots that may further limit competition and competitive pricing.

While we believe that there may be opportunities to capture new business as a result of market trends such as the increased communications demands of homeland security initiatives, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

OTHER BUSINESS OPPORTUNITIES

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, balloons, and High Altitude Platform Systems have begun to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We continue to selectively explore opportunities to pursue partnerships, joint ventures and strategic acquisitions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum, Ka-band spectrum and S-band spectrum.  We are exploring options for the Ka-band and S-band spectrums. In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service (“BSS”) satellite.  The EchoStar XXIII satellite will be deployed at the 45 degree west longitude orbital location. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar XXIII satellite was delayed and we currently expect to launch the EchoStar XXIII satellite in the first quarter of 2017. We have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 west longitude for the Ka-, Ku- and S-band frequency bands. We currently expect to meet our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide MSS and CGC services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite.  The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses. Due to anomalies experienced by our launch provider, the expected launch of our EchoStar XXI satellite was delayed and we currently expect to launch the EchoStar XXI satellite in the second or third quarter of 2017. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the EU. We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to the extent we determine necessary. Although we anticipate being able to receive them, any such necessary extensions may be subject to additional conditions, penalties or other requirements.

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

OUR SATELLITE FLEET

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2016.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III (4)	ESS	October 1997	61.5 W	12
EchoStar VI (4)	ESS	July 2000	96.2 W	12
EchoStar VII (2)(3)	ESS	February 2002	119 W	3
EchoStar VIII (2)(4)	ESS	August 2002	77 W	12
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5W	15
EUTELSAT 10A (“W2A”) (6)	Other	April 2009	10 E	—

Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10
Eutelsat 65 West A	Hughes	March 2016	65 W	15

Operating Lease:
AMC-15	ESS	October 2004	105 W	—

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)	See Note 19 in the notes to consolidated financial statements in Item 15 of this report for discussion of related party transactions with DISH Network.

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

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of December 31, 2016.

Satellites	Segment	Expected Launch Date
EchoStar XIX	Other (3)	Fourth quarter of 2016 (1)
EchoStar XXI	Other	Second or third quarter of 2017
EchoStar XXIII	Other	First quarter of 2017
EchoStar 105/SES-11	ESS	Second quarter of 2017
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018
(1)    This satellite was launched in December 2016 and is expected to be placed into service late in the first quarter of 2017.
(2)    We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.
(3)    EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

Recent Developments

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and we expect the satellite to be placed into service late in the first quarter of 2017. We expect the EchoStar XIX satellite to provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

Eutelsat 65 West A. The Eutelsat 65 West A satellite was launched in March 2016 and our Hughes segment began to offer consumer broadband services in Brazil using our leased Ka-band payload on the satellite in July 2016.

EchoStar XXI and EchoStar XXIII. Due to anomalies experienced by our launch providers, the launch dates of our EchoStar XXI and EchoStar XXIII satellites were delayed with expected launch dates in the second or third quarter of 2017 and the first quarter of 2017, respectively. We are in the process of evaluating the implications of these delays, including, without limitation, potential increased costs, regulatory and contractual milestone compliance and other satellite resource allocations. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the European Union. We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to the extent we determine necessary. Although we anticipate being able to receive them, any such necessary extensions may be subject to additional conditions, penalties or other requirements. We also have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 degree west longitude for the Ka-, Ku- and S-band frequency bands.  We currently expect to meet our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the second quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

AMC-15 and AMC-16. In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites. As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through a certain period following the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease. The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we have elected to obtain, subject to certain limitations on coverage, launch and in-orbit insurance for our EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

The following summary of regulations and legislation is not intended to describe all present and proposed government regulation and legislation affecting our business.  Government regulations that are currently the subject of judicial or administrative proceedings, draft legislation or administrative proposals could impact us and our industries to varying degrees.  The FCC and other regulators from time to time initiate proceedings that could adversely impact our satellite operations, including spectrum usage.  We cannot predict either the outcome of these proceedings or proposals or any potential impact they might have on the industry or on our operations. Under its Spectrum Frontiers proceeding, the FCC enabled the use of one of the frequency bands we utilize, the Ka-band, on a shared basis with 5G services, which could limit our flexibility to change the way we use the Ka-band in the future.  The FCC has also opened a proceeding on non-geostationary satellites, which may adversely impact our ability to use certain spectrum for user terminals.

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

FCC Jurisdiction over Set-Top Box Operations.  Our digital set-top boxes and similar devices must also comply with FCC technical standards and requirements, including accessibility and other requirements.  The FCC has specific Part 15 regulations for television broadcast receivers and television interface devices. We anticipate that we will no longer be subject to these regulations following the consummation of the Share Exchange.

Telecommunications Regulation.   Many of the services we provide are also subject to FCC regulation as telecommunications services.  For certain services in the U.S., we are required to contribute fees, computed as a percentage of our revenue from telecommunications services to the Universal Service Fund (“USF”) to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries, and rural health care providers.  Current FCC rules permit us to pass this USF contribution through to our customers.  The FCC also requires broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”).  CA

LEA generally requires telecommunications carriers to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.  In addition, as a provider of interconnected voice over internet protocol services (“VOIP”), we are required to abide by a number of rules related to telephony service, including rules dealing with the protection of customer information and the processing of emergency calls.

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

Environmental Regulation

We are subject to the requirements of federal, state, local, and foreign environmental and occupational safety and health laws and regulations.  These include laws regulating air emissions, waste-water discharge and waste management, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”).  Under the RCRA, our Hughes segment is considered a small quantity generator.

As required by the EPCRA, we file annual reports with regulatory agencies covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage, and Toxic Chemical Release Inventory.  We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.  We are also subject to the requirements of other environmental and occupational safety and health laws and regulations.  Additionally, we review SARA Title III regulatory requirements and annually report quantities of onsite material storage using Tier II, state DEQ (Department of Environmental Quality) reporting systems.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.  We do not expect capital or other expenditures for environmental compliance to be material in 2017.  However, environmental requirements are complex, change frequently, and have become more stringent over time.  Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales. Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $67.8 million, $59.2 million and $68.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, we incurred other research and development expenses of approximately $76.0 million, $78.3 million and $60.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GEOGRAPHIC AREA DATA AND TRANSACTIONS WITH MAJOR CUSTOMERS

For principal geographic area data and transactions with major customers for 2016, 2015 and 2014, see Note 17 in the notes to consolidated financial statements in Item 15 of this report.  See Item 1A. — Risk Factors for information regarding risks related to our foreign operations.

EMPLOYEES

As of December 31, 2016, we had approximately 4,000 employees and generally consider relations with them to be good.  Other than approximately 170 of our employees located in Italy and Brazil, none are represented by a union. Approximately 1,800 of our employees are expected to transfer to DISH Network upon consummation of the Share Exchange.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
(furnished in accordance with Item 401(b) of Regulation S-K, pursuant to General Instruction G(3) of Form 10-K)

The following table and information below sets forth the name, age and position with EchoStar of each of our executive officers, the period during which each executive officer has served as such, and each executive officer’s business experience during at least the past five years:

Name	Age	Position
Charles W. Ergen	63	Chairman
Michael T. Dugan	68	Chief Executive Officer, President and Director
David J. Rayner	59	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
Anders N. Johnson	59	Chief Strategy Officer and President, EchoStar Satellite Services L.L.C.
Pradman P. Kaul	70	President, Hughes Communications, Inc. and Director
Vivek Khemka	44	President, EchoStar Technologies L.L.C.
Kranti K. Kilaru	51	Executive Vice President, Business Systems
Dean A. Manson	50	Executive Vice President, General Counsel and Secretary

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

Michael T. Dugan.  Mr. Dugan has served as our Chief Executive Officer and President since November 2009.  Mr. Dugan has also served as a member of our Board of Directors since our formation in 2007.  Mr. Dugan served as a senior advisor to EchoStar from January 1, 2008 until November 2009.  From May 2004 to December 2007, he was a director of DISH Network, and from 1990 to 2004 served in several executive roles at DISH Network, including as President, Chief Operating Officer, Chief Technical Officer and senior advisor from time to time.

David J. Rayner.  Mr. Rayner has served as our Executive Vice President, Chief Financial Officer, and Treasurer since December 2012.  In September 2016, Mr. Rayner also was appointed as our Chief Operating Officer. From November 2011 to November 2012, Mr. Rayner served as Chief Financial Officer of Tendril Networks, Inc., a Boulder, Colorado software company.  Mr. Rayner served as our Chief Financial Officer from June 2010 to November 2011 and served as our Chief Administrative Officer from January 2008 to June 2010.  Prior to that, Mr. Rayner served as Executive Vice President of Installation and Service Networks of DISH Network and previously as Chief Financial Officer of DISH Network.  Before joining DISH Network in December 2004, Mr. Rayner served as Senior Vice President and Chief Financial Officer of Time Warner Telecom in Denver, beginning in June 1998.

Anders N. Johnson.  Mr. Johnson has served as President of EchoStar Satellite Services L.L.C. since June 2011.  In September 2016, Mr. Johnson also was appointed as our Chief Strategy Officer. Before joining EchoStar, Mr. Johnson was most recently at SES World Skies where he served as Senior Vice President of Strategic Satellite Development.  Mr. Johnson joined SES GLOBAL after the combination of GE Americom and SES GLOBAL in 2001.  Prior to SES GLOBAL, Mr. Johnson worked at GE Capital beginning in 1985 in a variety of executive level roles in Satellite Services, Aviation Services, and Transportation & Industrial Financing.

Pradman P. Kaul.  Mr. Kaul has served as President of Hughes Communications, Inc. (“Hughes Communications”) since its formation in February 2006, and as President of Hughes Network Systems, LLC, a wholly owned subsidiary of Hughes Communications (“HNS” and, together with Hughes Communications, “Hughes”) since 2000.  Mr. Kaul has also served as a member of our Board of Directors since August 2011 as well as a member of the board of directors of Hughes Communications from February 2006 until June 2011.  Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS.

Vivek Khemka.  Mr. Khemka has been serving as President of EchoStar Technologies L.L.C. pursuant to a Professional Services Agreement between EchoStar and DISH Network and oversees all day to day operations of our EchoStar Technologies segment.  Mr. Khemka, who is employed by DISH Network, has served as Executive Vice President and Chief Technology Officer of DISH Network since December 2015. Mr. Khemka previously served as Senior Vice President of Product Management of DISH Network from March 2013 to December 2015 and as Vice President of Customer Technology of DISH Network from December 2011 to March 2013. Before joining DISH Network in 2009, Mr. Khemka held various positions at Danaher, Motorola and McKinsey & Co. Following consummation of the Share Exchange, Mr. Khemka will no longer serve as an executive officer of EchoStar.

Kranti K. Kilaru.  Mr. Kilaru has served as our Executive Vice President, Business Systems since July 2013.  Mr. Kilaru served as Senior Vice President of our systems engineering group from April 2005 to July 2013.  Mr. Kilaru joined EchoStar Technologies L.L.C. in 1989.

Dean A. Manson.  Mr. Manson has served as our Executive Vice President, General Counsel and Secretary since November 2011. Mr. Manson also serves as Executive Vice President, General Counsel and Secretary of Hughes Communications.  Mr. Manson joined Hughes in 2000 from the law firm of Milbank, Tweed, Hadley & McCloy, where he focused on international project finance and corporate transactions, and was appointed General Counsel of Hughes in 2004.

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

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  If the Share Exchange is not consummated, the loss of, or a significant reduction in, orders from, or a decrease in selling prices of digital set-top boxes, broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products, components or services to DISH Network would significantly reduce our revenue and materially adversely impact our results of operations.

DISH Network accounted for 52.3%, 53.5% and 57.3% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  DISH Network is currently our primary customer of digital set-top boxes, digital broadcast operation services and our satellite services.  DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  In addition, DISH Network has no obligations to continue to purchase our products and only certain obligations to continue to purchase certain of our services.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.

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

Our business operates in an intensely competitive, consumer-driven and rapidly changing environment and competes with a growing number of companies that provide products and services to consumers.  Risks to our business from competition include, but are not limited to, the following:

•
The digital set-top box market is intensely competitive, and market leadership changes frequently as a result of new products, designs, pricing and regulations.  We currently face competition from well-established companies, from new, rapidly growing companies, and from digital video providers who have developed their own digital set-top boxes, and in the future we may face competition from new and existing companies that do not currently compete in the market for set-top boxes.  If we do not distinguish our products, particularly our retail products, through distinctive, technologically advanced features and design, as well as build and strengthen our brand recognition, our business could be harmed as we may not be able to effectively compete on price alone against new low cost market entrants.  Increased pricing pressure may also make it particularly difficult for us to make profitable sales in international markets where new competitors are present and in which we have not previously made sales of set-top boxes.  In addition, it can be difficult to acquire additional market share in the digital set-top box market because gaining additional market share would require displacing well-established companies who have had long-term contracts with major cable operators in the U.S., which results in relatively high costs for cable operators to change set-top box providers making it more difficult for us to displace potential customers from their current relationships with our competitors. Any of these competitive threats, alone or in combination with others, could significantly harm our business, operating results and financial condition if the Share Exchange is not consummated.

•
Our EchoStar Satellite Services segment (“ESS”) competes against larger, well-established satellite service companies, such as Intelsat, SES, Telesat, and Eutelsat.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our ESS segment also competes with both fiber optic cable and terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed, and with new delivery systems being developed, which may have lower latency and other advantages.

•
In our consumer market, we face competition primarily from DSL, fiber and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America and Brazil.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL, fiber and cable internet service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

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

The average selling price and gross margins of our digital set-top boxes have been decreasing and may decrease even further if the Share Exchange is not consummated due to, among other things, an increase in the sales of lower-priced digital set-top boxes to DISH Network, increased competitive pricing pressure and production costs.  Furthermore, our ability to increase the average selling prices of our digital set-top boxes is limited and our average selling price may decrease even further in response to competitive pricing pressures, new product introductions by us or our competitors, lack of demand for our new product introductions or other factors.  If we are unable to increase or at least maintain the average selling prices of our digital set-top boxes, or if such selling prices further decline, and we are unable to respond in a timely manner by developing and introducing new products and continually reducing our product costs, our revenue and gross margin may be negatively affected, which will harm our financial position and results of operations if the Share Exchange is not consummated.

If significant numbers of television viewers are unwilling to pay for pay-TV services that utilize digital set-top boxes, we may not be able to sustain our current revenue level if the Share Exchange is not consummated.

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

We may have available satellite capacity in our ESS segment, and our results of operations may be materially adversely affected if we are not able to provide satellite services on this capacity to third parties, including DISH Network.

We have available satellite capacity in our ESS segment.  While we are currently evaluating various opportunities to make profitable use of our available satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), there can be no assurance that we can successfully develop these business opportunities.  If we are unable to utilize our available satellite capacity for providing satellite services to third parties, including DISH Network, our margins could be negatively impacted, and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  Our ability to provide additional capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations in the U.S. recently adopted by the FCC that enable the use of a portion of the frequency bands, including without limitation, the Ka-band, where we operate our broadband gateway earth stations, for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use the Ka-band in the future. In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

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

•
Installation and customer support services .  Some of our products and services, such as our North American and international operations, utilize a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provide

d by offshore call centers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

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

Our sales outside the U.S. accounted for approximately 14.2%, 14.6% and 14.1% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  Collectively, we expect our foreign operations to continue to represent a significant portion of our business.  Over the last 10 years, we have sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•
Difficulties in following a variety of laws and regulations related to foreign operations.  Our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

•
Restrictions on space station landing/terrestrial rights.  Satellite market access and landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments, including, but not limited to obtaining national authorizations or approvals and meeting other regulatory, coordination and registration requirements for satellites.  Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines or other financial and non-financial penalties for non-compliance with regulations.  If that were to be the case, we could be subject to sanctions and/or other actions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations, and the failure to obtain or comply with the authorizations and regulations governing our international operations could have a material adverse effect on our ability to generate revenue and our overall competitive position.

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

•
Compliance with applicable export control laws and regulations in the U.S. and other countries .  We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and the trade sanctions laws and regulations administered by OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

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

We may pursue acquisitions, capital expenditures and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire or develop other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination or development activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business, technology or joint venture;

•	the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

•	possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;

•
exposure to significant financial losses if the transactions, investments and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction or investment;

•	the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments;

•	the risks associated with complying with regulations applicable to the acquired or developed business or technologies which may cause us to incur substantial expenses;

•	the inability to realize anticipated benefits or synergies from an acquisition; and

•	the disruption of relationships with employees, vendors or customers.

New acquisitions, investments, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses or be distributed to shareholders.  Commitment of this capital may cause us to defer or suspend any share repurchases or capital expenditures that we otherwise may have made.

We may not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2016, our total indebtedness was approximately $3.66 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to implement any of these actions on satisfactory terms, or at all.  The indentures governing our indebtedness limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.

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

The indentures governing the Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group if the Share Exchange is not consummated.

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

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union and its member states (“EU”), commonly referred to as the “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries.

Additionally, with the U.K. no longer being a part of the EU, we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the EU.  These and other changes, implications and consequences of the Brexit may adversely affect our business and results of operations.

A natural disaster could diminish our ability to provide service to our customers.

Natural disasters could damage or destroy our ground stations, resulting in a disruption of service to our customers.  We currently have backup systems and technology in place to safeguard our antennas and protect our ground stations during natural disasters such as tornadoes, but the possibility still exists that our ground facilities could be impacted during a major natural disaster.  If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time which may adversely affect our business and results of operations.

We may have additional tax liabilities.

We are subject to income taxes in the United States and foreign jurisdictions.  Significant judgments are required in determining our provisions for income taxes.  In the course of preparing our tax provisions and returns, we must make calculations where the ultimate tax determination may be uncertain.  Our tax returns are subject to examination by the Internal Revenue Service (“IRS”), state, and foreign tax authorities.  There can be no assurance as to the outcome of these examinations.  If the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationships with current customers and our ability to attract new customers.  In particular, future anomalies may result in, among other things, the loss of individual transponders/beams on a satellite, a group of transponders/beams on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned.

The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.  There can be no assurance that anomalies will not impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

We historically have not carried in-orbit insurance on many of our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. In addition, continued improvements in satellite technology may make obsolete our existing satellites, or any satellites we may acquire in the future, prior to the end of their design lives.

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Additionally, such relocation would require governmental approval.  We cannot be certain that we could obtain such governmental approval.  In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel.  Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay, launch anomalies and launch failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our business, expenses and results of operations, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers as capacity becomes full on existing satellites.  In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch delay or failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites. If a launch delay, anomaly or failure were to occur, it could result in the revocation of the applicable license to operate the satellite, undermine our ability to implement our business strategy or develop or pursue existing or future business opportunities with applicable licenses and otherwise have a material adverse effect on our business, expenses, assets, revenue, results of operations and ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch anomalies and failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services and Space Exploration.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

Future demand and effective delivery for our products will depend significantly on the growing demand for advanced technologies, such as broadband internet connectivity and, if the Share Exchange is not consummated, Ultra HDTV, 3D TV, whole-home HD DVR features, mobile internet delivery of video content, and on digital television operators developing and building infrastructure to provide these advanced technologies.  If the deployment of, or demand for, advanced technologies is not as widespread or as rapid as we or our customers expect, our revenue growth will be negatively impacted.

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

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims, which arise in the ordinary course of our business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.

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

Our customers use encryption and related security technology obtained from us or our suppliers in the products that they purchase from us to control access to their programming content and to protect their data and products from unauthorized access to the features or functionalities of such products.  Such encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make signal theft more difficult.  It has been our prior experience that security measures may only be effective for short periods of time or not at all.  We cannot ensure that we will be successful in reducing or controlling theft of our customers’ programming content.  As a result, sales of our products may decline, our reputation and customer relationship could be damaged and we may incur additional costs or financial liability in the future if security of our customers’ system is compromised.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Security breaches, attacks, unauthorized access and other malicious activities have significantly increased in recent years, and some of them have involved sophisticated and highly targeted attacks on computer networks.  Our networks, systems and technologies and those of our third-party service providers and our customers may also be vulnerable to such security breaches, attacks, malicious activities and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, unscheduled downtime, falsification and accidental or intentional release or loss of information maintained on our and our third party service providers’ information technology systems and networks, including but not limited to customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against these threats or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have significantly invested in and continue to implement generally recognized security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  A security breach or attack could impact our ability to expand or upgrade our technology infrastructure which could have adverse consequences, including the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use Ka-band in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka-band or other frequency bands. The FCC has also opened a proceeding on non-geostationary satellites, which may adversely impact our ability to use certain spectrum for user terminals. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

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

Our ability to sell our digital set-top boxes to certain operators if the Share Exchange is not consummated depends on our ability to obtain licenses to use the conditional access systems utilized by these operators.

Our commercial success in selling our digital set-top boxes to cable television and other operators depends significantly on our ability to obtain licenses to use the conditional access systems deployed by these operators in our digital set-top boxes.  In many cases, the intellectual property rights to these conditional access systems are owned by the set-top box manufacturer that currently provides the system operator with its set-top boxes.  We cannot assure you that we will be able to obtain required licenses on commercially favorable terms, or at all.  If we do not obtain the necessary licenses, we may be delayed or prevented from pursuing the development of some potential products with cable or other television operators.  If the Share Exchange is not consummated, our failure to obtain a license to use the conditional access systems that we may require to develop or commercialize our digital set-top boxes with cable television or other operators, in turn, would harm our ability to grow our customer base and our financial condition, revenue and results of operation.

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

RISKS RELATED TO THE PENDING SHARE EXCHANGE

There are risks and uncertainties associated with the pending Share Exchange.

There are a number of risks and uncertainties associated with the pending Share Exchange including, among others, the potential failure to satisfy the conditions to closing, including the conditions related to obtaining required governmental approvals. To the extent that the market price of our Class A common stock reflects an assumption that the Share Exchange will be consummated in the time frame and the manner currently anticipated, any delay or failure to close could cause a decline in such market price. Similarly, any delay or failure to complete the Share Exchange could negatively impact our relationships with DISH Network, other customers, suppliers and employees and could adversely affect our business.

Pending completion of the Share Exchange, the attention of our management may be focused on the transaction and related matters, and diverted from our day-to-day business operations, including from other opportunities that might benefit us. In addition, pursuant to the Share Exchange Agreement, prior to closing of the Share Exchange, we have agreed to conduct the transferring businesses in the ordinary course and not to undertake certain actions without the written consent of DISH Network. These restrictions could prevent us from pursuing certain beneficial business opportunities.

If we successfully complete the Share Exchange, thus divesting the transferring businesses, our revenues will decrease accordingly and our business will be subject to concentration of the risks that affect our retained businesses. In addition, we have incurred, and will continue to incur, significant transaction costs, expenses and fees for professional services in connection with the pending Share Exchange, which are payable by us regardless of whether the Share Exchange is consummated.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free split-off.

To preserve the intended tax-free treatment of the Share Exchange, we will undertake upon closing of the Share Exchange to comply with certain restrictions under current U.S. federal income tax laws for split-offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in our stock ownership, (ii) continuing to own and manage our historic businesses, and (iii) limiting sales or redemptions of our and our subsidiary Hughes Satellite Systems Corporation’s common stock. If these restrictions, among others, are not followed, the Share Exchange could be taxable to us and possibly our stockholders. In addition, we could be required to indemnify DISH Network for any tax liability incurred by DISH Network as a result of our non-compliance with these restrictions.

OTHER RISKS

We are controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 43.3% of our total equity securities (assuming conversion of only the Class B common stock held by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 15, 2017) and possesses approximately 63.6% of the total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 15, 2017).  Mr. Ergen’s beneficial ownership excludes 1,640 shares of our Class A common stock and 14,493,094 shares of our Class A common stock issuable upon conversion of shares of our Class B common stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 23.6% of our total equity securities (assuming conversion of only the Class B common stock held by such trusts into Class A common stock) and possess approximately 27.6% of our total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock).  Thus, Mr. Ergen has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders.  As a result of Mr. Ergen’s voting power, we are a “controlled company” as defined in the Nasdaq listing rules and, therefore, are not subject to Nasdaq requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to our common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•
Cross officerships, directorships and stock ownership.  We have certain overlap in our directors, executive officers and Chairman position with DISH Network, which may lead to conflicting interests.  Our board of directors includes persons who are officers or members of the board of directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of and is employed by both companies.  Our Chairman, the members of our board of directors and executive officers who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Mr. Vivek Khemka, who remains employed as DISH Network’s Executive Vice President and Chief Technology Officer, currently also provides services to us pursuant to a Professional Services Agreement as President - EchoStar Technologies L.L.C. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of our directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  Furthermore, until consummation of the Share Exchange, DISH Network holds shares of preferred tracking stock in us and HSS that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•
Intercompany agreements with DISH NetWe have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides us certain professional services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, DISH Network or its affiliates will continu us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. e to enter into transactions with us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. workWe have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides us certain professional services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, DISH Network or its affiliates will continu us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. e to enter into transactions with us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. .  We have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides us certain professional services, for which we pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and our responsibility for certain liabilities previously undertaken by DISH Network for certain of our businesses.  We have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, DISH Network or its affiliates will continu us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. e to enter into transactions with us or our subsidiaries or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties. d us and, when appropriate, subject to the approval of audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

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

Except for certain arrangements with Sling TV Holding L.L.C. (“Sling TV Holding,” formerly DISH Digital Holding L.L.C.) that we entered into with DISH Network, which, subject to certain exceptions, limits DISH Network’s and our ability to operate an internet protocol television (“IPTV”) service other than that operated by Sling TV Holding, we do not have any agreements not to compete with DISH Network.  However, many of our potential customers who compete with DISH Network have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership, certain shared management services and other arrangements with DISH Network).

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

Certain provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable.  These provisions include the following:

•
a capital structure with multiple classes of common stock:  a Class A that entitles the holders to one vote per share; a Class B that entitles the holders to ten votes per share; a Class C that entitles the holders to one vote per share, except upon a change in control of our company in which case the holders of Class C are entitled to ten votes per share and a non-voting Class D; and, if the Share Exchange is not consummated, a class of preferred stock, the Hughes Retail Tracking Stock, that entitles the holders to one-tenth of one vote per share;

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

If the Share Exchange is not consummated, our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Nevada law requires that our board of directors and officers act in good faith and with a view to the interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of stockholders.  Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our stockholders when considered independently.  Examples include, but are not limited to:

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

In addition, as our preferred tracking stock is currently held by DISH Network, if the Share Exchange is not consummated questions relating to conflicts of interest may also arise between DISH Network and us due to our common ownership and Chairman. Provisions of Nevada law and our articles of incorporation may protect decisions of our board of directors and officers that have a disparate impact on one group of holders.  Our stockholders may have limited or no legal remedies under Nevada law with respect to such decisions even if the actions of our directors or officers adversely affect the market value of our common stock.

If the Share Exchange is not consummated, our board of directors has the ability to change our attribution policies at any time without a vote of our common stockholders.

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

If the Share Exchange is not consummated, the preferred tracking stock results in, and may result in further, vote dilution for existing holders of common stock.

Each share of preferred tracking stock is entitled to one-tenth (1/10th) of one vote per share.  This voting right will cause a reduction in the relative voting power of our exiting common stock holders.  Additionally, if the Share Exchange is not consummated, we may be required to register some or all of the outstanding shares of the preferred tracking stock.  Following such registration, these shares of preferred tracking stock may be converted or exchanged into shares of EchoStar Class A common stock.  Such conversion may result in further reducing the relative voting power of our existing common stock holders.  As a result of the dilutive effect of the preferred tracking stock, the ability of existing holders of common stock to elect our directors or to control all other matters requiring the approval of our stockholders may be reduced.

We generally may dispose of assets of the Hughes Retail Group without shareholder approval.

Nevada law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of the Company, taken as a whole, and our amended articles of incorporation do not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups.  As long as the assets attributed to the Hughes Retail Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amounts of the assets of such group without any shareholder approval.  Based on the current composition of the Hughes Retail Group and our Company, if the Share Exchange is not consummated, we believe that a sale of all or substantially all of the assets of the Hughes Retail Group would not be considered a sale of substantially all of our assets requiring stockholder approval.  Our board of directors would determine how best to proceed in any such sale consistent with its fiduciary duties to all of our shareholders.  Ultimately, however, our board of directors is not required under Nevada law to select the option that would result in the highest value to any particular group of stockholders.

If the Share Exchange is not consummated, the market value of our common stock could be adversely affected by events involving the assets and businesses attributed to only the Hughes Retail Group.

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

Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance.

The FASB is currently working together with the International Accounting Standards Board to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards. In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 2 in the notes to consolidated financial statements in Item 15 of this report under the heading “New Accounting Pronouncements.” These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Technologies segment (“ETC”), EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Other”) as of December 31, 2016.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (3) (4)	Segment(s)	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and logistics and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Bangalore, India (2)	Hughes	Leased	Office space
Gurgaon, India (1) (2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Mexico City, Mexico	Hughes	Leased	Sales office, gateways
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
American Fork, Utah (5)	Hughes/ETC	Leased	Office space, engineering and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany (1)	Hughes	Owned	Shared hub, operations, administrative offices and warehouse
Atlanta, Georgia	ETC	Leased	Engineering offices
Foster City, California (5)	ETC	Leased	Engineering offices
Superior, Colorado (5)	ETC	Leased	Engineering offices
Kharkov, Ukraine (5)	ETC	Leased	Engineering office
Bangalore, India (5)	ETC/Hughes	Leased	Engineering office and office space
Gilbert, Arizona (1) (5)	ETC/ESS	Owned	Digital broadcast operations center
Mustang Ridge, Texas (1) (5)	ETC/ESS	Owned	Micro digital broadcast operations center
Cheyenne, Wyoming (1) (5)	ETC/ESS	Owned	Digital broadcast operations center
Black Hawk, South Dakota (1)	Hughes/ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado (5)	Hughes/ETC/ ESS/Other	Owned	Corporate headquarters, engineering offices, gateways
 _______________________________________________________

(1)	We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)	These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)
In addition to the above properties, we have multiple gateways throughout the Western part of the U.S., Mexico and Canada that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites as well as multiple regional broadcast operations centers.

(4)
In addition to the above properties, we lease rack and roof top space in 210 designated market areas throughout the U.S. as well as San Juan, Puerto Rico to collect and broadcast local channels that are used by the ETC segment.

(5)
These properties or a portion thereof will be transferred in connection with, and upon consummation of, the pending Share Exchange. Hughes and ESS may enter into agreements with DISH Network for continued use of all or a portion of some of these facilities. See Note 20 in the notes to consolidated financial statements in Item 15 for further discussion of the Share Exchange.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information.  Our Class A common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”  The high and low closing sale prices of our Class A common stock during 2016 and 2015 on Nasdaq (as reported by Nasdaq) are set forth below.

2016	High	Low
First Quarter	$45.89	$33.39
Second Quarter	$43.94	$37.25
Third Quarter	$43.83	$36.91
Fourth Quarter	$53.35	$43.60

2015	High	Low
First Quarter	$55.31	$49.36
Second Quarter	$52.70	$47.95
Third Quarter	$49.29	$41.93
Fourth Quarter	$46.39	$36.63

Holders.  As of February 15, 2017, there were approximately 8,919 holders of record of our Class A common stock, not including stockholders who beneficially own Class A common stock held in nominee or street name.  As of February 15, 2017, 33,193,945 of the 47,687,039 outstanding shares of our Class B common stock were held by Charles W. Ergen, our Chairman, and the remaining 14,493,094 were held in trusts established for the benefit of Mr. Ergen’s family.  There is currently no established trading market for our Class B common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  We currently do not intend to declare dividends on our common stock.  Payment of any future dividends will depend upon our earnings, capital requirements, and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion although we may repurchase shares of our common stock from time to time.  See further discussion under Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.  See Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2017.  For the years ended December 31, 2016, 2015 and 2014, we did not repurchase any common stock under this program.

Item 6.    SELECTED FINANCIAL DATA

The accompanying consolidated financial statements for 2016 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) included in our consolidated financial statements in Item 15 of this report.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The following tables present selected information relating to our consolidated financial condition and results of operations for the past five years.  The selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical financial data presented below may not be indicative of future financial condition. See Note 20 in the notes to consolidated financial statements in Item 15 of this report for further discussion of the Share Exchange transaction.

	For the Years Ended December 31,
Statements of Operations Data:	2016	2015	2014 (1)	2013	2012
	(In thousands, except per share amounts)
Total revenue	$3,056,730	$3,143,714	$3,445,578	$3,282,452	$3,121,704
Total costs and expenses	2,692,332	2,787,681	3,117,488	3,178,865	3,021,818
Operating income	$364,398	$356,033	$328,090	$103,587	$99,886

Net income attributable to EchoStar common stock	$181,673	$163,700	$165,268	$2,525	$211,048

Basic weighted-average common shares outstanding	93,795	92,397	91,190	89,405	87,150
Diluted weighted-average common shares outstanding	94,410	93,466	92,616	90,952	87,959
Basic earnings per share	$1.94	$1.77	$1.81	$0.03	$2.42
Diluted earnings per share	$1.92	$1.75	$1.78	$0.03	$2.40

	As of December 31,
Balance Sheet Data:	2016	2015	2014 (1)	2013	2012
	(In thousands)
Cash, cash equivalents and current marketable securities	$3,093,659	$1,536,578	$1,688,156	$1,620,652	$1,547,565
Total assets (2) (3)	$9,008,859	$7,209,486	$7,214,936	$6,657,088	$6,549,957
Total debt and capital lease obligations (3)	$3,660,186	$2,192,365	$2,328,625	$2,377,513	$2,438,223
Total stockholders’ equity	$4,006,805	$3,781,642	$3,623,638	$3,226,231	$3,150,227

	For the Years Ended December 31,
Cash Flow Data:	2016	2015	2014 (1)	2013	2012
	(In thousands)
Net cash flows from:
Operating activities	$803,343	$776,451	$840,131	$450,507	$505,149
Investing activities	$(632,267)	$(275,311)	$(887,590)	$(570,289)	$(346,781)
Financing activities	$1,475,689	$(120,257)	$(35,096)	$18,326	$(43,976)

(1)
In March 2014, we issued preferred tracking stock to DISH Network in exchange for five satellites and $11.4 million in cash.  Please see Note 4 in the notes to consolidated financial statements in Item 15 of this report.  As a result, our results of operations for the years ended December 31, 2016, 2015 and 2014 are not comparable to our results of operations for the years ended December 31, 2013 and 2012.

(2)
In 2015, we prospectively adopted Accounting Standard Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.  As a result, our total assets as of December 31, 2016 and 2015 is not comparable to our total assets as reported in prior years.

(3)
In March 2016, we retrospectively adopted Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. As a result, our total assets and total debt and capital lease obligations for all dates presented reflect the application of this Update.

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

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite service operations, video delivery solutions, digital set-top boxes, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers. We currently operate in three business segments, which are differentiated primarily by their operational focus:  Hughes, EchoStar Technologies, and EchoStar Satellite Services (“ESS”). These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

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

On January 31, 2017, we entered into the Share Exchange Agreement. The Share Exchange Agreement provides that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and Hughes Retail Preferred Track in exchange for 100% of the equity interests of certain EchoStar subsidiaries that will hold our EchoStar Technologies businesses. Following consummation of the Share Exchange, EchoStar will no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. See “Pending Share Exchange” in Item 1. Business and “Risks Related to the Pending Share Exchange” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2016

•	Revenue of $3.06 billion

•	Operating income of $364.4 million

•	Net income of $180.7 million

•	Net income attributable to EchoStar common stock of $181.7 million and basic earnings per share of common stock of $1.94

•	EBITDA of $883.5 million (see reconciliation of this non-GAAP measure on page 52)

Consolidated Financial Condition as of December 31, 2016

•	Total assets of $9.01 billion

•	Total liabilities of $5.00 billion

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•	Total stockholders’ equity of $4.01 billion

•	Cash, cash equivalents and current marketable investment securities of $3.09 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and small office customers. We deliver network technologies, managed services, equipment, and communications solutions for domestic and international consumers and enterprise and government customers. In addition, our Hughes segment provides and installs gateway and terminal equipment and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

Our Hughes segment currently uses its two owned satellites, the SPACEWAY 3 satellite and the EchoStar XVII satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. We currently provide HughesNet Gen4 satellite broadband internet services to our consumer market customers in North America on the EchoStar XVII satellite. In December 2016, we launched our EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

In addition to our broadband consumer service offerings, our Hughes segment also provides network technologies, managed services, hardware, equipment and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

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

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to provide service in additional markets across South America once that capacity is available for commercial use.

As of December 31, 2016, 2015 and 2014, our Hughes segment had approximately 1,036,000, 1,035,000 and 977,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions increased by approximately 19,000 in the fourth quarter of 2016 when compared to the third quarter of 2016 primarily due to an increase in additions in our retail channel due to the launch of our broadband service in Brazil in the second quarter of 2016 offset partially by a decrease in additions in our wholesale channel due to our lack of free capacity due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn percentage for the fourth quarter of 2016 decreased as compared to the third quarter of 2016.  As a result of higher gross subscriber additions and a decrease in churn, net subscribers for the quarter ended December 31, 2016 increased by approximately 30,000 when compared to the third quarter of

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

2016 with increases in retail and decreases in wholesale subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of December 31, 2016 and 2015, our Hughes segment had approximately $1.52 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. The increase in contracted revenue backlog is primarily due to an increase in customer contracts from our international markets as a result of future commitments to provide satellite services and gateway and network management services on the EchoStar XIX satellite. Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $436.5 million of revenue in 2017.

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

We have depended on DISH Network for a substantial portion of our EchoStar Technologies segment revenue and if the Share Exchange is not consummated we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Technologies segment.  In addition, our equipment revenue from DISH Network depends on the timing of orders for set-top boxes and related accessories from DISH Network based on its actual and projected subscriber growth.  Therefore, the results of operations of our EchoStar Technologies segment are, and, if the Share Exchange is not consummated, are likely to continue to be, closely linked to the performance of DISH Network’s pay-TV service. Our EchoStar Technologies segment offers multiple set-top boxes with different price points depending on their capabilities and functionalities. The revenue and associated margins we earn on sales are determined largely through the receiver agreement, effective January 2012, between us and DISH Network (the “2012 Receiver Agreement”) which could result in prices reflecting, among other things, the set-top boxes and other equipment that meet DISH Network’s current sales and marketing priorities, the product and service alternatives available from other equipment suppliers, our ability to respond to DISH Network’s requirements, and our ability to differentiate ourselves from other equipment suppliers on bases other than pricing. In addition, products containing new technologies and features typically have higher initial prices, which reduce over time as a result of manufacturing efficiencies. , If the Share Exchange is not consummated, volume of unit sales could continue to reduce over time as a result of continued demand decreases or as DISH Network increases the deployment of refurbished units as opposed to new units purchased from us.

Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network and Dish Mexico.  In addition, we provide our TV Anywhere technology through Slingbox units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Our EchoStar Technologies segment also includes our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which licenses technology and provides services to DISH Network’s Sling TV service (“Sling TV”) (see Note 19 in the notes to consolidated financial statements in Item 15 of this report).

During the second quarter of 2015, our EchoStar Technologies segment contributed several of its European subsidiaries to SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for a 22.5% interest in the equity and subordinated debt of SmarDTV.  We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV. Following consummation of the Share Exchange, EchoStar will no longer own its interest in the equity and subordinated debt of SmarDTV and will no longer purchase engineering services from SmarDTV.

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

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed.  We currently expect to launch the EchoStar 105/SES-11 satellite in the second quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we have incurred and expect to incur additional costs related to the lease of the AMC-15 satellite.

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

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our ESS segment.

As of December 31, 2016 and 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.16 billion and $1.41 billion, respectively.  The decrease is primarily driven by the fixed-term nature of the satellite services agreements with DISH Network.  Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $365.1 million of revenue in 2017.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, balloons, and High Altitude Platform Systems have begun to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We continue to selectively explore opportunities to pursue partnerships, joint ventures and strategic acquisitions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization provides us the rights to utilize Ku-band spectrum, Ka-band spectrum and S-band spectrum.  We are exploring options for the Ka-band and S-band spectrums. In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service (“BSS”) satellite.  The EchoStar XXIII satellite will be deployed at the 45 degree west longitude orbital location. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar XXIII satellite was delayed and we currently expect to launch the EchoStar XXIII satellite in the first quarter of 2017. We have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 west longitude for the Ka-, Ku- and S-band frequency bands. We currently expect to meet our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum.  Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015.  We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite.  The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile.  We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses. Due to anomalies experienced by our launch provider, the expected launch of our EchoStar XXI satellite was delayed and we currently expect to launch the EchoStar XXI satellite in the second or third quarter of 2017. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the EU. We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to the extent we determine necessary. Although we anticipate being able to receive them, any such necessary extensions may be subject to additional conditions, penalties or other requirements.

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

Prior to 2015, our OTT, SVOD platform business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding (see Notes 6 and 19 in the notes to consolidated financial statements in Item 15 of this report), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our OTT, SVOD platform business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit.  All prior period amounts have been retrospectively adjusted to present operations of our OTT, SVOD platform business in our EchoStar Technologies segment.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	For the Years Ended December 31,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$888,603	$918,301	$(29,698)	(3.2)
Services and other revenue - other	1,109,597	1,103,928	5,669	0.5
Equipment revenue - DISH Network	711,289	763,184	(51,895)	(6.8)
Equipment revenue - other	347,241	358,301	(11,060)	(3.1)
Total revenue	3,056,730	3,143,714	(86,984)	(2.8)
Costs and Expenses:
Cost of sales - services and other	844,498	856,065	(11,567)	(1.4)
% of Total services and other revenue	42.3%	42.3%
Cost of sales - equipment	891,108	948,655	(57,547)	(6.1)
% of Total equipment revenue	84.2%	84.6%
Selling, general and administrative expenses	385,634	374,116	11,518	3.1
% of Total revenue	12.6%	11.9%
Research and development expenses	76,024	78,287	(2,263)	(2.9)
% of Total revenue	2.5%	2.5%
Depreciation and amortization	495,068	528,158	(33,090)	(6.3)
Impairment of long-lived assets	—	2,400	(2,400)	(100.0)
Total costs and expenses	2,692,332	2,787,681	(95,349)	(3.4)
Operating income	364,398	356,033	8,365	2.3

Other Income (Expense):
Interest income	21,249	10,429	10,820	*
Interest expense, net of amounts capitalized	(123,630)	(122,066)	(1,564)	1.3
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	9,767	(17,669)	27,436	*
Equity in earnings of unconsolidated affiliates, net	13,310	1,895	11,415	*
Other, net	1,750	(2,006)	3,756	*
Total other expense, net	(77,554)	(134,461)	56,907	(42.3)
Income before income taxes	286,844	221,572	65,272	29.5
Income tax provision, net	(106,152)	(72,201)	(33,951)	47.0
Net income	180,692	149,371	31,321	21.0
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(944)	(5,603)	4,659	(83.2)
Less: Net income attributable to other noncontrolling interests	1,706	1,617	89	5.5
Net income attributable to EchoStar	$179,930	$153,357	$26,573	17.3

Other Data:
EBITDA (2)	$883,531	$865,353	$18,178	2.1
Subscribers, end of period	1,036,000	1,035,000	1,000	0.1
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 70 and 71 under the heading “Explanation of Key Metrics and Other Items.”
(2)    A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 52. For further information on our use of EBITDA, see “Explanation of Key Metrics and Other Items” on page 71.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $888.6 million for the year ended December 31, 2016, a decrease of $29.7 million, or 3.2%, compared to the same period in 2015.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2016 increased by $4.0 million, or 4.3%, to $98.5 million compared to the same period in 2015.  The increase was primarily

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

attributable to an increase in the average revenue per subscriber as a result of an increase in wholesale subscribers receiving higher end service plans pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), partially offset by a decrease in wholesale subscribers.

Services and other revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2016 increased by $39.5 million, or 10.2%, to $428.5 million compared to the same period in 2015.  The increase was primarily due to an increase of $48.2 million in revenue earned for engineering support services related to Sling TV and other projects. The increase was partially offset by a decrease of $9.0 million in revenue earned for support services related to receiver developments in 2015.

Services and other revenue — DISH Network from our ESS segment for the year ended December 31, 2016 decreased by $73.9 million, or 17.5%, to $349.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $74.1 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue — other.  “Services and other revenue — other” totaled $1.11 billion for the year ended December 31, 2016, an increase of $5.7 million, or 0.5%, compared to the same period in 2015.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2016 increased by $16.7 million, or 1.6%, to $1.05 billion compared to the same period in 2015.  The increase was primarily attributable to an increase of $28.6 million in sales of broadband services to our domestic consumer customers as a result of an increase in retail subscribers and the average revenue per subscriber. This increase was partially offset by a decrease of $10.8 million of broadband services to our international enterprise customers attributable to an unfavorable foreign exchange impact and non-renewal of certain service contracts.

Services and other revenue — other from our EchoStar Technologies segment for the year ended December 31, 2016 decreased by $1.4 million, or 14.0%, to $8.8 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in the sales volume of our paid Sling mobile applications due to our offering of a free mobile application in 2016.

Services and other revenue — other from our ESS segment for the year ended December 31, 2016 decreased by $9.0 million, or 13.4%, to $58.1 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services due to a decrease in the number of transponders available for use in providing service as our lease of the AMC-16 satellite ended in February 2016.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $711.3 million for the year ended December 31, 2016, a decrease of $51.9 million, or 6.8%, compared to the same period in 2015.

Equipment revenue — DISH Network from our Hughes segment for the year ended December 31, 2016 decreased by $1.9 million, or 17.8%, to $8.8 million compared to the same period in 2015.  The decrease in revenue was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2016 decreased by $50.0 million, or 6.6%, to $702.4 million compared to the same period in 2015.  The decrease in revenue was primarily due to a decrease in revenue of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was primarily due to an 8.8% decrease in the volume of unit sales, partially offset by a 3.3% increase in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was primarily due to a 6.6% decrease in the volume of unit sales and a 0.9% decrease in the weighted average price of related accessories.

Equipment revenue — other.  “Equipment revenue — other” totaled $347.2 million for the year ended December 31, 2016, a decrease of $11.1 million, or 3.1%, compared to the same period in 2015.

Equipment revenue — other from our Hughes segment for the year ended December 31, 2016 increased by $26.2 million, or 12.4%, to $237.9 million compared to the same period in 2015.  The increase was mainly due to an

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

increase of $40.7 million in sales of broadband equipment to our domestic enterprise and government customers, partially offset by a decrease of $14.7 million in revenue from our international and telecom systems customers.

Equipment revenue — other from our EchoStar Technologies segment for the year ended December 31, 2016 decreased by $37.1 million, or 25.3%, to $109.4 million compared to the same period in 2015.  The decrease was attributable to a decrease in the weighted average price of set-top boxes and related accessories of 19.7% and 8.1%, respectively, sold primarily to our international customers and a decrease in the volume of unit sales of set-top boxes and related accessories of 10.0% and 12.9%, respectively, sold primarily to our international customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $844.5 million for the year ended December 31, 2016, a decrease of $11.6 million, or 1.4%, compared to the same period in 2015.

Cost of sales — services and other from our Hughes segment for the year ended December 31, 2016 decreased by $2.2 million, or 0.5%, to $454.5 million compared to the same period in 2015.  The decrease was primarily attributable to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform offset by the increase in service costs as a result of the increase in sales of broadband services to our domestic consumer customers.

Cost of sales — services and other from our EchoStar Technologies segment for the year ended December 31, 2016 increased by $41.6 million, or 14.7%, to $323.9 million compared to the same period in 2015.  The increase was primarily due to an increase in engineering support costs related to Sling TV and other projects.

Cost of sales — services and other from our ESS segment for the year ended December 31, 2016 decreased by $6.0 million, or 8.6%, to $64.2 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service as our lease of the AMC-16 satellite ended in February 2016.

Cost of sales — services and other from All Other and Eliminations for the year ended December 31, 2016 decreased by $45.0 million, or 95.7%, to $2.0 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $891.1 million for the year ended December 31, 2016, a decrease of $57.5 million, or 6.1%, compared to the same period in 2015.

Cost of sales — equipment from our Hughes segment for the year ended December 31, 2016 increased by $9.3 million, or 4.8%, to $204.4 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $20.3 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic enterprise and government customers, partially offset by a decrease of $12.3 million in equipment costs related to the decrease in sales to our international and telecom systems customers.

Cost of sales — equipment from our EchoStar Technologies segment for the year ended December 31, 2016 decreased by $66.8 million, or 8.9%, to $686.7 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in equipment costs as a result of the decrease in the volume of unit sales of set-top boxes and related accessories sold to DISH Network. The decrease was also attributable to decreases in the volume of unit sales and the weighted average cost of set-top boxes and related accessories sold to our international customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $385.6 million for the year ended December 31, 2016, an increase of $11.5 million, or 3.1%, compared to the same period in 2015. The increase was primarily due to $14.1 million in restructuring charges as a result of our decision not to proceed with our direct-to-consumer security and home automation solution product offering and associated services within our EchoStar Technologies segment and an increase of $6.7 million and $3.8 million in marketing and promotional costs from our EchoStar Technologies segment and Hughes segment, respectively, offset partially by a decrease of $8.0 million due to litigation settlements recorded in 2015 and a decrease of $6.6 million of stock-based compensation cost.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development expenses.  “Research and development expenses” totaled $76.0 million for the year ended December 31, 2016, a decrease of $2.3 million, or 2.9%, compared to the same period in 2015.  The decrease was primarily related to a decrease in research and development expense of $7.1 million in our EchoStar Technologies segment, partially offset by an increase in research and development expense of $4.8 million in our Hughes segment.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $495.1 million for the year ended December 31, 2016, a decrease of $33.1 million, or 6.3%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and All Other & Eliminations and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment. The decrease was also attributable to a decrease in depreciation expense in our EchoStar Technologies segment as a result of our fully depreciated machinery and equipment in 2016.

Impairment of long-lived assets.  “Impairment of long-lived assets” totaled zero for the year ended December 31, 2016. In 2015, the $2.4 million loss was attributable to the impairment of certain building and equipment in our EchoStar Technologies segment.

Interest income.  “Interest income” totaled $21.2 million for the year ended December 31, 2016, an increase of $10.8 million compared to the same period in 2015.  The increase was primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016 and an increase in yield percentage.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $123.6 million for the year ended December 31, 2016, an increase of $1.6 million or 1.3%, compared to the same period in 2015. The increase was mainly attributable to an increase of $38.1 million related to the issuance of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016. The increase was partially offset by an increase in capitalized interest of $30.6 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, a decrease of $3.2 million relating to the partial redemption of the outstanding principal amount of HSS’ 6 1/2 Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in the second quarter of 2015, and a decrease of $2.8 million relating to the accounting impact of two of our satellites that are treated as capital leases.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the year ended December 31, 2016. In 2015, the $5.0 million loss was related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $9.8 million in gains for the year ended December 31, 2016 compared to $17.7 million in losses for the same period in 2015.  The change of $27.4 million was primarily due to an other than temporary impairment loss of $11.2 million on certain strategic equity securities in 2015, an increase of $10.5 million in gains on our trading securities in 2016, and an increase of $5.6 million in realized gains on our securities classified as available-for-sale in 2016.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $13.3 million for the year ended December 31, 2016, an increase of $11.4 million compared to the same period in 2015. The increase was primarily related to an increase in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $1.8 million in income for the year ended December 31, 2016 compared to $2.0 million of expense for the year ended December 31, 2015.  The change of $3.8 million was primarily related to (i) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (ii) an unfavorable foreign exchange impact of $7.7 million in 2015, (iii) a decrease of $8.8 million related to a protective put associated with our trading securities in 2016 when compared to the same period in 2015, (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, (v) a gain of $1.7 million on the exchange of accounts

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

receivable for certain trading securities in the second quarter of 2015, and (vi) proceeds of $1.3 million from a domain name auction in 2015.

Income tax provision, net.  Income tax expense was $106.2 million for the year ended December 31, 2016, an increase of $34.0 million or 47.0%, compared to the same period in 2015. Our effective income tax rate was 37.0% and 32.6% for the year ended December 31, 2016 and 2015, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2016 were primarily due to state income taxes and various permanent tax differences, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2015 were primarily due to research and experimentation tax credits.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $179.9 million for the year ended December 31, 2016, an increase of $26.6 million or 17.3%, compared to the same period in 2015.  The increase was primarily due to (i) an increase in capitalized interest of $30.6 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (ii) an increase of $27.4 million in gains on marketable investments, net of losses and impairments, (iii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iv) an increase of $11.4 million in equity in earnings of unconsolidated affiliates, net, (v) an increase of $10.8 million in interest income primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016 and an increase in yield percentage, (vi) an unfavorable foreign exchange impact of $7.7 million in 2015, (vii) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (viii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in the second quarter of 2015 and (ix) a decrease of $2.8 million in interest expense relating to the accounting impact of two of our satellites that are treated as capital leases. The increase was partially offset by (i) an increase of $38.1 million in interest expense related to the 2026 Notes in the third quarter of 2016, (ii) an increase of $34.0 million in income tax expense in 2016, (iii) a decrease of $8.8 million related to a protective put associated with our trading securities in 2016, and (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $883.5 million for the year ended December 31, 2016, an increase of $18.2 million, or 2.1%, compared to the same period in 2015.  The increase was primarily due to (i) an increase of $27.4 million in gains on marketable investments, net of losses and impairments, (ii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iii) an increase of $11.4 million in equity in earnings of unconsolidated affiliates, net, (iv) an unfavorable foreign exchange impact of $7.7 million in 2015, and (v) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015.  The increases were partially offset by (i) a decrease in operating income, excluding depreciation and amortization, of $24.7 million for the year ended December 31, 2016, (ii) a decrease of $8.8 million related to a protective put associated with our trading securities in 2016, (iii) an increase of $4.7 million in net income attributable to the noncontrolling interest in HSS Tracking Stock and other noncontrolling interests in 2016 when compared to the same period in 2015, (iv) $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, and (v) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$180,692	$149,371	$31,321	21.0

Interest income and expense, net	102,381	111,637	(9,256)	(8.3)
Income tax provision, net	106,152	72,201	33,951	47.0
Depreciation and amortization	495,068	528,158	(33,090)	(6.3)
Net (income) loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(762)	3,986	(4,748)	*
EBITDA	$883,531	$865,353	$18,178	2.1
*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2016
Total revenue	$1,392,361	$1,249,197	$407,660	$7,512	$3,056,730
Capital expenditures	$322,362	$69,744	$58,925	$247,223	$698,254
EBITDA	$427,802	$89,549	$339,496	$26,684	$883,531

For the Year Ended December 31, 2015
Total revenue	$1,347,340	$1,298,198	$490,591	$7,585	$3,143,714
Capital expenditures	$285,499	$50,593	$101,215	$266,213	$703,520
EBITDA	$396,684	$106,745	$412,607	$(50,683)	$865,353

Hughes Segment

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,392,361	$1,347,340	$45,021	3.3
Capital expenditures	$322,362	$285,499	$36,863	12.9
EBITDA	$427,802	$396,684	$31,118	7.8

Revenue

Hughes segment total revenue for the year ended December 31, 2016 increased by $45.0 million, or 3.3%, compared to the same period in 2015.  The increase was primarily due to an increase of $40.7 million in sales of broadband equipment to our domestic enterprise and government customers and an increase of $28.6 million in sales of broadband services to our domestic consumer customers.  These increases were partially offset by a decrease of $25.5 million in revenue of broadband equipment and services to our international and telecom systems customers.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2016 increased by $36.9 million, or 12.9%, compared to the same period in 2015, primarily due to an increase in expenditures on the 63 West satellite. The increase was partially offset by a decrease in capital expenditures on satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites. Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2016 was $427.8 million, an increase of $31.1 million, or 7.8%, compared to the same period in 2015.  The increase was primarily attributable to a $37.9 million increase in total gross margin and an unfavorable foreign exchange impact of $3.6 million in 2015. These increases were partially offset by an increase of $4.8 million in research and development expenses and an increase of $3.8 million in marketing and promotional costs.

EchoStar Technologies Segment

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,249,197	$1,298,198	$(49,001)	(3.8)
Capital expenditures	$69,744	$50,593	$19,151	37.9
EBITDA	$89,549	$106,745	$(17,196)	(16.1)

Revenue

EchoStar Technologies segment total revenue for the year ended December 31, 2016 decreased by $49.0 million, or 3.8%, compared to the same period in 2015, primarily resulting from a decrease of $50.0 million in equipment revenue from DISH Network, a decrease of $37.1 million in equipment revenue - other and a decrease of $1.4 million in service revenue - other, partially offset by an increase of $39.5 million in service revenue from DISH Network.

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2016 increased by $19.2 million, or 37.9%, compared to the same period in 2015, primarily due to an increase of $36.2 million in expenditures related to the support of our OTT, SVOD platform business, partially offset by a decrease of $15.5 million in expenditures related to our digital broadcast centers.

EBITDA

EchoStar Technologies segment EBITDA for the year ended December 31, 2016 was $89.5 million, a decrease of $17.2 million, or 16.1%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Technologies segment was primarily driven by a decrease of $23.8 million in gross margin, an increase of $14.1 million in restructuring charges as a result of our decision not to proceed with our direct-to-consumer security and home automation solution product offering and associated services in the third quarter of 2016, and an increase in losses of $1.7 million in equity of a certain unconsolidated affiliate. These decreases were offset partially by a decrease of $7.1 million in research and development expenses in 2016, a decrease of $5.0 million in a litigation settlement recorded in 2015, a decrease of $4.8 million in selling, general and administrative expenses in 2016 and an unfavorable foreign exchange impact of $4.3 million in 2015.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$407,660	$490,591	$(82,931)	(16.9)
Capital expenditures	$58,925	$101,215	$(42,290)	(41.8)
EBITDA	$339,496	$412,607	$(73,111)	(17.7)

Revenue

ESS segment total revenue for the year ended December 31, 2016 decreased by $82.9 million, or 16.9%, compared to the same period in 2015, primarily due to a decrease of $74.1 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $9.0 million primarily attributable to a decrease in sales of transponder services.

Capital Expenditures

ESS segment capital expenditures for the year ended December 31, 2016 decreased by $42.3 million, or 41.8%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the year ended December 31, 2016 was $339.5 million, a decrease of $73.1 million, or 17.7%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $76.9 million in gross margin and $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites. The decrease in EBITDA was partially offset by $7.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$7,512	$7,585	$(73)	(1.0)
Capital expenditures	$247,223	$266,213	$(18,990)	(7.1)
EBITDA	$26,684	$(50,683)	$77,367	*
*    Percentage is not meaningful.

Capital Expenditures

For the year ended December 31, 2016, All Other and Eliminations capital expenditures decreased by $19.0 million, or 7.1%, compared to the same period in 2015, primarily related to a decrease of $71.9 million in satellite expenditures on the EchoStar XXIII satellite, partially offset by an increase of $55.3 million in satellite expenditures on the EchoStar XIX satellite.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries and was contributed to the Hughes segment in the first quarter of 2017.  The EchoStar XXI

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union and the EchoStar XXIII satellite will be deployed at the 45 degree west longitude orbital location providing services in Brazil.

EBITDA

For the year ended December 31, 2016, All Other and Eliminations EBITDA was $26.7 million in income compared to $50.7 million in loss for the same period in 2015.  The change of $77.4 million in EBITDA was primarily related to (i) a decrease of $44.2 million in cost of sales relating to the EchoStar XV satellite for services provided from DISH Network as a result of the termination of the satellite service agreement effective in November 2015, (ii) an increase of $13.2 million in equity in earnings of unconsolidated affiliates, net in 2016 when compared to the same period in 2015, (iii) an other than temporary impairment loss of $11.2 million on certain strategic equity securities in 2015, (iv) $6.0 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, and (v) an increase of $5.6 million in realized gains on our securities classified as available-for-sale in 2016. The increases were partially offset by an increase of $4.6 million in net loss attributable to the noncontrolling interest in HSS Tracking Stock.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years Ended December 31,		Variance
Statements of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$918,301	$828,612	$89,689	10.8
Services and other revenue - other	1,103,928	1,096,938	6,990	0.6
Equipment revenue - DISH Network	763,184	1,145,979	(382,795)	(33.4)
Equipment revenue - other	358,301	374,049	(15,748)	(4.2)
Total revenue	3,143,714	3,445,578	(301,864)	(8.8)
Costs and Expenses:
Cost of sales - services and other	856,065	838,918	17,147	2.0
% of Total services and other revenue	42.3%	43.6%
Cost of sales - equipment	948,655	1,288,998	(340,343)	(26.4)
% of Total equipment revenue	84.6%	84.8%
Selling, general and administrative expenses	374,116	372,010	2,106	0.6
% of Total revenue	11.9%	10.8%
Research and development expenses	78,287	60,886	17,401	28.6
% of Total revenue	2.5%	1.8%
Depreciation and amortization	528,158	556,676	(28,518)	(5.1)
Impairment of long-lived assets	2,400	—	2,400	*
Total costs and expenses	2,787,681	3,117,488	(329,807)	(10.6)
Operating income	356,033	328,090	27,943	8.5

Other Income (Expense):
Interest income	10,429	9,102	1,327	14.6
Interest expense, net of amounts capitalized	(122,066)	(171,349)	49,283	(28.8)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(17,669)	41	(17,710)	*
Equity in earnings of unconsolidated affiliates, net	1,895	8,198	(6,303)	(76.9)
Other, net	(2,006)	4,251	(6,257)	*
Total other expense, net	(134,461)	(149,757)	15,296	(10.2)
Income before income taxes	221,572	178,333	43,239	24.2
Income tax provision, net	(72,201)	(30,784)	(41,417)	*
Net income	149,371	147,549	1,822	1.2
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(5,603)	(6,714)	1,111	(16.5)
Less: Net income attributable to other noncontrolling interests	1,617	1,389	228	16.4
Net income attributable to EchoStar	$153,357	$152,874	$483	0.3

Other Data:
EBITDA (2)	$865,353	$902,581	$(37,228)	(4.1)
Subscribers, end of period	1,035,000	977,000	58,000	5.9
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 70 and 71 under the heading “Explanation of Key Metrics and Other Items.”
(2)    A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 60. For further information on our use of EBITDA, see “Explanation of Key Metrics and Other Items” on page 71.

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

Services and other revenue — DISH Network from our ESS segment for the year ended December 31, 2015 increased by $16.2 million, or 4.0%, to $423.5 million compared to the same period in 2014.  The increase was mainly due to an increase of $26.9 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.  See Note 4 in the notes to consolidated financial statements in Item 15 of this report for further discussion related to the Satellite and Tracking Stock Transaction.  The increase was partially offset by a decrease of $9.0 million in services provided to DISH Network on the EchoStar VIII and EchoStar XII satellites.

Services and other revenue — other.  “Services and other revenue — other” totaled $1.10 billion for the year ended December 31, 2015 an increase of $7.0 million, or 0.6%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2015 increased by $26.2 million, or 2.6%, to $1.03 billion compared to the same period in 2014.  The increase was primarily attributable to an increase of $54.2 million in sales of broadband services to our domestic consumer customers, partially offset by a decrease of $24.7 million of broadband services to our international customers, primarily due to weakening foreign exchange rates in certain markets.

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

Services and other revenue — other from our ESS segment for the year ended December 31, 2015 decreased by $10.0 million, or 13.0%, to $67.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in 2015 compared to the same period in 2014 due to a decrease in transponders available for sale.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $763.2 million for the year ended December 31, 2015, a decrease of $382.8 million, or 33.4%, compared to the same period in 2014.

Equipment revenue — DISH Network from our Hughes segment for the year ended December 31, 2015 decreased by $21.2 million, or 66.3%, to $10.8 million compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been decreasing as a result of a decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — DISH Network from our EchoStar Technologies segment for the year ended December 31, 2015 decreased by $361.6 million, or 32.5%, to $752.4 million compared to the same period in 2014.  The decrease in revenue was primarily due to a decrease in the sales of set-top boxes and related accessories.  The decrease in revenue of set-top boxes was due to a 41.8% decrease in the volume of unit sales and a 2.1% decrease in the weighted average price of the set-top boxes sold.  The decrease in revenue of related accessories was due to a 10.1% decrease in the volume of unit sales and an 8.6% decrease in the weighted average price of related accessories sold.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equipment revenue — other.  “Equipment revenue — other” totaled $358.3 million for the year ended December 31, 2015, a decrease of $15.7 million or 4.2%, compared to the same period in 2014.

Equipment revenue — other from our Hughes segment for the year ended December 31, 2015 increased by $0.9 million, or 0.4%, to $211.7 million compared to the same period in 2014.  The increase was mainly due to an increase of $5.8 million in sales of broadband equipment to our international customers and domestic enterprise customers, partially offset by a decrease of $5.5 million in sales of broadband equipment to our domestic consumer customers and government projects.

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

Cost of sales — services and other from our ESS segment for the year ended December 31, 2015 increased by $13.5 million, or 23.8%, to $70.2 million compared to the same period in 2014.  The increase was primarily due to an increase in cost of sales related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $948.7 million for the year ended December 31, 2015, a decrease of $340.3 million, or 26.4%, compared to the same period in 2014.

Cost of sales — equipment from our Hughes segment for the year ended December 31, 2015 decreased by $13.9 million, or 6.6%, to $195.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in equipment costs related to the decrease in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET, partially offset by an increase in the cost of sales of broadband equipment to our domestic enterprise customers.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $528.2 million for the year ended December 31, 2015, a decrease of $28.5 million, or 5.1%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $15.0 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $18.5 million relating to the fully depreciated EchoStar VIII and EchoStar XII satellites and a decrease in depreciation expense of $3.5 million relating to the expiration of the capital lease for the AMC-15 satellite in December 2014.  The decreases were partially offset by increases in depreciation of $7.9 million from our ESS segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction.

Impairment of long-lived assets.  “Impairment of long-lived assets” totaled $2.4 million for the year ended December 31, 2015, an increase of $2.4 million compared to the same period in 2014, due to the impairment of certain building and equipment in our EchoStar Technologies segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $122.1 million for the year ended December 31, 2015, a decrease of $49.3 million, or 28.8%, compared to the same period in 2014.  The decrease was primarily due to higher capitalized interest of $40.0 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11 and EUTELSAT 65 West A satellites, and a decrease in interest expense of $7.7 million relating to the partial redemption of $110.0 million of the principal amount of 2019 Senior Secured Notes in the second quarter of 2015, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled $5.0 million for the year ended December 31, 2015. In 2015, the $5.0 million loss was related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $17.7 million in losses for the year ended December 31, 2015, an increase in loss of $17.7 million compared to the same period in 2014.  The increase in loss was primarily due to other than temporary impairment losses of $11.2 million on certain strategic equity securities in our available-for-sale securities portfolio and an increase of $6.5 million in losses on our trading securities.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $1.9 million in earnings for the year ended December 31, 2015, a decrease of $6.3 million, or 76.9%, compared to the same period in 2014.  The decrease in earnings is primarily due to a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014 and a net decrease of $6.2 million in our equity of earnings of certain unconsolidated affiliates in 2015.  The decreases were partially offset by a $10.2 million equity in the net loss of Sling TV Holding in 2014.  See Note 6 in the notes to consolidated financial statements in Item 15 of this report for further discussion of the agreement.

Other, net.  “Other, net” totaled $2.0 million in expenses for the year ended December 31, 2015 compared to $4.3 million in income for the same period in 2014.  The decrease of $6.3 million was primarily related to a loss of $6.8 million attributable to FCC regulatory fees, a gain of $5.8 million in 2014 related to our investment in TerreStar Networks Inc. (“TerreStar”), an increase of $4.7 million in foreign exchange losses and a loss of $2.6 million related to the deconsolidation of certain of our European subsidiaries in connection with our investment in SmarDTV.  The decrease was partially offset by a $4.8 million gain on an instrument related to our trading securities, a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015 and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Income tax provision, net.  Income tax expense was $72.2 million for the year ended December 31, 2015 compared to $30.8 million for the same period in 2014.  Our effective income tax rate was 32.6% for the year ended December 31, 2015 compared to 17.3% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits.  For the same period in 2014, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits and a lower state effective tax rate.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $153.4 million for the year ended December 31, 2015, an increase of $0.5 million, or 0.3%, compared to the same period in 2014.  The increase was primarily due to a decrease in interest expense of $49.3 million related to capitalization of interest expense associated with the construction of certain of our satellites, the partial redemption of the 2019 Senior Secured Notes, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases, and an increase in operating income, including depreciation and amortization, of $27.9 million.  The increases were partially offset by an increase of $41.4 million in income tax expense, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities in our marketable investment securities, offset partially by a $4.8 million gain on an instrument related to our trading securities, a $10.3 million non-recurring adjustment to increase our equity in earnings of unconsolidated affiliates to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income in 2014, a loss of $6.8 million attributable to FCC regulatory fees, a gain of $5.8 million in 2014 related to our investment in TerreStar and a loss of $5.0 million from the partial redemption of the 2019 Senior Secured Notes.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $865.4 million for the year ended December 31, 2015, a decrease of $37.2 million, or 4.1%, compared to the same period in 2014.  Gross margin, which we define as total revenue less total cost of sales, increased by $21.3 million.  There was also a $4.8 million gain on an instrument related to our trading securities, as well as a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases in EBITDA were more than offset by increases in research and development expenses of $17.4 million, $16.1 million of non-recurring gains from 2014, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities, a loss of $6.8 million attributable to FCC regulatory fees, an increase of $4.7 million in foreign exchange losses, and a loss of $5.0 million from the partial redemption of the 2019 Senior Secured Notes.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Net income	$149,371	$147,549	$1,822	1.2

Interest income and expense, net	111,637	162,247	(50,610)	(31.2)
Income tax provision, net	72,201	30,784	41,417	*
Depreciation and amortization	528,158	556,676	(28,518)	(5.1)
Net (income) loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	3,986	5,325	(1,339)	(25.1)
EBITDA	$865,353	$902,581	$(37,228)	(4.1)
*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2015
Total revenue	$1,347,340	$1,298,198	$490,591	$7,585	$3,143,714
Capital expenditures	$285,499	$50,593	$101,215	$266,213	$703,520
EBITDA	$396,684	$106,745	$412,607	$(50,683)	$865,353

For the Year Ended December 31, 2014
Total revenue	$1,327,718	$1,627,366	$484,455	$6,039	$3,445,578
Capital expenditures	$218,607	$48,616	$28,734	$384,069	$680,026
EBITDA	$356,871	$154,786	$419,442	$(28,518)	$902,581

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Years Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,347,340	$1,327,718	$19,622	1.5
Capital expenditures	$285,499	$218,607	$66,892	30.6
EBITDA	$396,684	$356,871	$39,813	11.2

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

Capital Expenditures

EchoStar Technologies segment capital expenditures for the year ended December 31, 2015 increased by $2.0 million, or 4.1%, compared to the same period in 2014, primarily due to increased expenditures related to the support of our OTT, SVOD platform business of $5.3 million and engineering services of $0.7 million, partially offset by a decrease in expenditures related to our digital broadcast centers of $5.0 million.

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
*    Percentage is not meaningful.

Revenue

ESS segment total revenue for the year ended December 31, 2015 increased by $6.1 million, or 1.3%, compared to the same period in 2014, primarily due to an increase of $16.2 million in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $10.0 million in service revenue — other attributable to a decrease in sales of transponder services due to a decrease in transponders available for sale.

Capital Expenditures

ESS segment capital expenditures for the year ended December 31, 2015 increased by $72.5 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the year ended December 31, 2015 was $412.6 million, a decrease of $6.8 million, or 1.6%, compared to the same period in 2014.  The decrease in EBITDA for our ESS segment was primarily due to an increase in cost of sales — services of $13.5 million primarily related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively, partially offset by an increase in service revenue.

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

EBITDA

For the year ended December 31, 2015, All Other and Eliminations EBITDA was a loss of $50.7 million, compared a loss of $28.5 million for the same period in 2014.  The $22.2 million decrease in EBITDA was primarily related to $16.1 million of non-recurring gains from 2014, an other-than-temporary impairment loss of $11.2 million on certain strategic equity securities in our marketable investment securities, offset partially by a $4.8 million gain on an instrument related to our trading securities, and a loss of $5.0 million from the partial redemption of the 2019 Senior Secured Notes.  The decreases were partially offset by a decrease of $6.9 million in cost of sales relating to termination of satellite services on the EchoStar XV satellite from DISH Network in November 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  See Item 7A. — Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further discussion regarding our marketable investment securities.

As of December 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $3.09 billion compared to $1.54 billion as of December 31, 2015, an increase of $1.56 billion.

As of December 31, 2016 and 2015, we held $522.5 million and $612.3 million, respectively, of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the years ended December 31, 2016, 2015 and 2014.

Cash flows from operating activities.  We typically reinvest the cash flow from operating activities in our business.  For the years ended December 31, 2016, 2015 and 2014, we reported net cash inflows from operating activities of $803.3 million, $776.5 million and $840.1 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash inflows from operating activities for the year ended December 31, 2016 increased by $26.9 million compared to the same period in 2015. The increase in cash inflows was primarily attributable to a decrease in cash outflows of $20.1 million resulting from timing differences in operating assets and liabilities and higher net income of $6.8 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Impairment of long-lived assets;” (iii) “Loss from partial redemption of debt;” (iv) “Equity in earnings of unconsolidated affiliates, net;” (v) “Losses (gains) and impairment on marketable investment securities, net;” (vi) “Stock-based compensation;” (vii) “Deferred tax provision;” and “Other, net.”

Net cash inflows from operating activities for the year ended December 31, 2015 decreased by $63.7 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease of $98.8 million resulting from timing differences in operating assets and liabilities, partially offset by higher net income of $35.1 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Impairment of long-lived assets;” (iii) “Loss from partial redemption of debt;” (iv) “Equity in earnings of unconsolidated affiliates, net;” (v) “Losses (gains) and impairment on marketable investment securities, net;” (vi) “Stock-based compensation;” (vii) “Deferred tax provision;” and (viii)“Other, net.”

Cash flows from investing activities.  Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments.  For the years ended December 31, 2016, 2015 and 2014, we reported net cash outflows from investing activities of $632.3 million, $275.3 million and $887.6 million, respectively.

Net cash outflows from investing activities for the year ended December 31, 2016 increased by $357.0 million compared to the same period in 2015.  The increase in cash outflows primarily related to an increase of $440.7 million in purchases of marketable investment securities, net of sales and maturities. The increase in cash outflows was partially offset by a $64.7 million investment in WorldVu and SmarDTV in the second quarter of 2015, a decrease of $9.1 million in restricted cash relating to a release in funds for certain satellite slots as a result of a FCC settlement in 2016, an decrease of $5.3 million in capital expenditures, net of related refunds, in 2016 when compared to the same period in 2015 and the acquisition of a regulatory authorization in the first quarter of 2015 of $3.4 million.

Net cash outflows from investing activities for the year ended December 31, 2015 decreased by $612.3 million compared to the same period in 2014.  The decrease in cash outflows primarily related to a decrease of $691.0 million in purchases of marketable investment securities, net of sales and maturities, a cash receipt of $105.8 million refund relating to the cancellation of an existing launch services agreement and capital contributions of $18.6 million to certain investees in 2014, partially offset by an increase in cash outflows primarily related to a $129.2 million increase in capital expenditures in 2015 when compared to the same period in 2014, a $64.7 million investment in WorldVu and SmarDTV in the second quarter of 2015, and the acquisition of a regulatory authorization in the first quarter of 2015 of $3.4 million.

Cash flows from financing activities.  Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations, and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan.  For the years ended December 31, 2016, 2015 and 2014, we reported net cash inflows from financing activities of $1.48 billion, net cash outflows from financing activities of $120.3 million, net cash outflows from financing activities of $35.1 million, respectively.

Net cash inflows from financing activities increased by $1.60 billion for the year ended December 31, 2016 compared to the same period in 2015.  The increase in cash inflows was primarily due to the proceeds of $1.5 billion from the issuance of the 2026 Notes in the third quarter of 2016, the partial redemption of the 2019 Senior Secured Notes of $110.0 million and related premium of $3.3 million in the second quarter of 2015, a decrease of $7.7 million in capital lease obligation payments relating to the expiration of the capital lease for the AMC-16 satellite, effective February 2015, partially offset by a decrease of $11.3 million in net proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan, payments of debt issuance costs of $7.1 million, and a decrease of $3.1 million in excess tax benefits recognized on the exercise of stock options.

Net cash outflows from financing activities increased by $85.2 million for the year ended December 31, 2015 compared to the same period in 2014.  The increase in cash outflows was primarily due to the partial redemption of the 2019 Senior Secured Notes of $110.0 million and related premium of $3.3 million in the second quarter of 2015, and proceeds of $11.4 million, net of offering costs of $3.9 million from the issuance of our preferred tracking stock received in 2014, partially offset by a decrease of $22.7 million in capital lease obligation payments relating to the expiration of the capital lease for the AMC-16

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

satellite, effective February 2015, and an increase of $11.2 million in excess tax benefits recognized on the exercise of stock options.

Obligations and Future Capital Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due in the Year Ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt	$3,390,000	$—	$—	$990,000	$—	$900,000	$1,500,000
Capital lease obligations	302,007	37,307	36,927	40,370	44,733	46,131	96,539
Interest on long-term debt and capital lease obligations	1,487,583	252,999	248,428	212,318	175,799	136,673	461,366
Satellite-related obligations	732,004	220,421	135,987	63,499	60,479	45,308	206,310
Operating lease obligations	87,558	34,974	14,920	11,484	8,425	7,385	10,370
Purchase and other obligations	105,923	105,923	—	—	—	—	—
Total	$6,105,075	$651,624	$436,262	$1,317,671	$289,436	$1,135,497	$2,274,585

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

As of December 31, 2016, we had $32.9 million of letters of credit and insurance bonds.  Of this amount, $12.0 million was secured by restricted cash, $1.4 million was related to insurance bonds, and $19.5 million was issued under credit arrangements available to our foreign subsidiaries.  Certain letters of credit are secured by assets of our foreign subsidiaries.

As of December 31, 2016, we had foreign currency forward contracts with a notional value of $3.0 million in place to partially mitigate foreign currency exchange risk.  From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we have elected to obtain, subject to certain limitations on coverage, launch and in-orbit insurance for our EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

We currently depend on DISH Network for a substantial portion of our revenue and our cash flow from operations. If the Share Exchange is not consummated, to the extent that DISH Network’s gross new subscriber activations decrease or DISH Network experiences a net loss of subscribers, sales of our digital set-top boxes and related components to DISH Network may continue to decline, which in turn could have a material adverse effect on our financial position and results of operations. If the Share Exchange is consummated, we expect to no longer generate cash flow from our EchoStar Technologies segment.

We have a significant amount of outstanding indebtedness.  As of December 31, 2016, our total indebtedness was $3.66 billion, of which $302.0 million related to capital lease obligations. For a discussion of the terms of our indebtedness, see Note 11 in the notes to consolidated financial statements in Item 15 of this report  Our liquidity requirements will be significant, primarily due to our debt service requirements.  In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures necessary to support and expand our business, or if we decide to purchase one or more additional satellites.  Other aspects of our business operations may also require additional capital.  We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2017.  For the years ended December 31, 2016, 2015 and 2014, we did not repurchase any common stock under this program.

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

As of December 31, 2016, our goodwill consisted primarily of goodwill assigned to reporting units of the Hughes segment.  We test such goodwill annually in our second fiscal quarter.  Based on our qualitative assessment of impairment of the goodwill assigned to the Hughes segment in the second quarter of each of 2016 and 2015, we determined that no further testing of goodwill for impairment was necessary as it was more likely than not that the fair values of the Hughes segment reporting units exceeded their corresponding carrying amounts.  Depending on our assessment of future events and changes in circumstances, we may be required to perform the two-step quantitative impairment test in the future.  We may determine that some or all of our goodwill is impaired in connection with future impairment tests.

Our indefinite-lived intangible assets consist primarily of regulatory authorizations for the use of spectrum in specified orbital locations.  We test these intangible assets annually in our fourth fiscal quarter, or more frequently if events or changes in circumstances indicate that an impairment may have occurred.  We recognize an impairment loss in the determination of operating income when we determine that the carrying amount of an intangible asset exceeds its estimated fair value.  Fair value is determined primarily using discounted cash flow techniques reflecting the estimated cash flows and discount rate that we believe would be assumed by market participants.  Our cash flow projections typically include significant assumptions based on unobservable inputs.  Changes in economic conditions, laws and regulations, technology, competition and other factors could affect the assumptions reflected in our fair value estimates and may result in future intangible asset impairments. We may bypass the quantitative impairment test when we determine based on a qualitative assessment that it is not more likely than not that an indefinite-lived intangible asset is impaired.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the notes to consolidated financial statements in Item 15 of this report.  We are continuing to assess the impact of adopting the recently issued accounting pronouncements on our consolidated financial statements and related disclosures.

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

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” includes earnings or losses from our investments accounted for under the equity method.

Other, net. “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and other non-operating income or expense items that are not appropriately classified elsewhere in our consolidated statements of operations and comprehensive income (loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision, net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $3.09 billion. Of this amount, a total of $3.00 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.00 billion as of December 31, 2016, a hypothetical 10% change in average interest rates during 2016 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2016 of 1.0%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2016 would have resulted in a decrease of approximately $2.0 million in annual interest income.

Strategic Marketable Investment Securities

As of December 31, 2016, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $94.8 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $9.5 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of December 31, 2016, we had $12.9 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of December 31, 2016, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of December 31, 2016, we had $197.2 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $19.7 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2016, we had $6.5 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $3.0 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2016. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $36.6 million as of December 31, 2016.

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

Our consolidated financial statements are included in Item 15 of this report beginning on page 4.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to the identity and business experience of our directors and corporate governance will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2016, under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

The information required by this Item with respect to the identity and business experience of our executive officers is set forth on pages 15-16 of this report under the caption “Executive Officers of the Registrant.”

The information required by this Item with respect to our code of ethics is contained in Part I of this Form 10-K under the caption “Item 1. — Business — Website Access.”

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2016, under the caption “Executive Compensation and Other Information,” which information is hereby incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2016, under the captions “Election of Directors,” “Equity Security Ownership” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2016, under the caption “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2016, under the caption “Principal Accountant Fees and Services,” which information is hereby incorporated herein by reference.

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

3.3*	Bylaws of EchoStar Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).
3.4*
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
4.13*
Indenture, relating to the 5.250% Senior Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.14*
Indenture, relating to the 6.625% Senior Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

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

4.17*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.13)
4.18*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.13)
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

10.5*
Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, filed May 6, 2003, Commission File No. 000-26176).***

10.6*
Amendment No. 1 to Satellite Service Agreement dated July 10, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, filed November 10, 2003, Commission File No. 000-26176).***

10.7*
Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, filed May 6, 2004, Commission File No. 000-26176). ***

10.8*
Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.9*
Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176). ***

10.10*
Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.11*
Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).**

10.12*
Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to EchoStar Corporation’s Form 10 filed December 26, 2007, Commission File No. 001-33807).

10.13*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807). ***

10.14*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807). ***

10.15*
Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 31, 2009, Commission File No. 001-33807).**

10.16*
Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed September 18, 2014, Commission File No. 001-33807).**

10.17*
Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (the “2008 Non-Employee Director Stock Option Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 31, 2009, Commission File No. 001-33807).**

10.18*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.19*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.20*
Allocation Agreement, dated August 4, 2009, between EchoStar Corporation and DISH Network Corporation (incorporated by reference from Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2004, Commission File No. 001-33807).

10.21*
Form A Amendment to form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.22*
Form B Amendment to Form of Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.23*
EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C., effective December 21, 2009 (incorporated by reference to Exhibit 10.36 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.24*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., filed August 7, 2009, Commission File No. 001-33040). ***

10.25*
Employment Agreement, dated as of April 23, 2005 between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc., filed December 5, 2005, Commission File No. 333-130136).**

10.26*
Amendment to Employment Agreement, dated as of April 1, 2016, between 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed April 6, 2016, Commission File No. 001-33807).**

10.27*
Amendment to Employment Agreement, dated as of December 23, 2010 between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc., filed March 7, 2011, Commission File No. 001-33040).**

10.28*
Cost Allocation Agreement, dated April 29, 2011, between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011, Commission File No. 001-33807).

10.29*
Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011 (incorporated by reference to Exhibit 10.9 to EchoStar Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, filed February 21, 2012, Commission File No. 001-33807).***

10.30*
Receiver Agreement dated January 1, 2012 between Echosphere L.L.C and EchoStar Technologies L.L.C. (“2012 Receiver Agreement”) (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 7, 2012, Commission File No. 001-33807).***

10.31*
Second Amendment to 2012 Receiver Agreement, (incorporated by reference to Exhibit 10.31 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).

10.32(H)	Third Amendment to 2012 Receiver Agreement, dated November 4, 2016.
10.33*
Broadcast Agreement dated January 1, 2012 between EchoStar Broadcasting Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 7, 2012, Commission File No. 001-33807). ***

10.34(H)	First Amendment to Broadcast Agreement, dated November 4, 2016.
10.35*
First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated as of December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.47 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 20, 2013, Commission File No. 001-33807).***

10.36*
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

10.38*
Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

10.39*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.40*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.39 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.41*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.40 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.42*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) (incorporated by reference to Exhibit 10.41 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2105, filed February 24, 2016, Commission File No. 001-33807).**

10.43*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) (incorporated by reference to Exhibit 10.42 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.44*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014) (incorporated by reference to Exhibit 10.43 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807). **

10.45*
Form of Non-Employee Director Stock Option Agreement for 2008 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.44 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807). **

10.46*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011) (incorporated by reference to Exhibit 10.45 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 001-33807).**

10.47*
Echostar Corporation Executive Officer Bonus Incentive Plan, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed May 5, 2016, Commission File No. 001-33807).**

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

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHOSTAR CORPORATION

By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President,
Chief Financial Officer,
Chief Operating Officer, and
Treasurer

Date:  February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2017
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,
David J. Rayner	Chief Operating Officer and Treasurer	February 24, 2017
(Principal Financial and Accounting Officer)

*	Chairman	February 24, 2017
Charles W. Ergen

*	Director	February 24, 2017
R. Stanton Dodge

*	Director	February 24, 2017
Anthony M. Federico

*	Director	February 24, 2017
Pradman P. Kaul

*	Director	February 24, 2017
Tom A. Ortolf

*	Director	February 24, 2017
C. Michael Schroeder

*	Director	February 24, 2017
William David Wade

* By:	/s/ Dean A. Manson
Dean A. Manson
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
EchoStar Corporation:
We have audited the accompanying consolidated balance sheets of EchoStar Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the financial statement schedules I and II listed in Item 15. We also have audited EchoStar Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EchoStar Corporation’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on EchoStar Corporation’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoStar Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, EchoStar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO .

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

ECHOSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$2,571,143	$924,240
Marketable investment securities, at fair value	522,516	612,338
Trade accounts receivable, net of allowance for doubtful accounts of $13,400 and $12,485, respectively	209,788	179,240
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	278,615	277,159
Inventory	72,444	67,010
Prepaids and deposits	57,919	56,949
Other current assets	10,862	16,723
Total current assets	3,723,287	2,133,659
Noncurrent Assets:
Restricted cash and marketable investment securities	12,926	21,002
Property and equipment, net of accumulated depreciation of $3,407,470 and $2,998,074, respectively	3,669,303	3,412,990
Regulatory authorizations, net	544,633	543,812
Goodwill	510,630	510,630
Other intangible assets, net	88,454	132,653
Investments in unconsolidated entities	197,219	209,264
Other receivable - DISH Network	90,586	90,966
Other noncurrent assets, net	171,821	154,510
Total noncurrent assets	5,285,572	5,075,827
Total assets	$9,008,859	$7,209,486
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$189,815	$213,671
Trade accounts payable - DISH Network	5,032	24,682
Current portion of long-term debt and capital lease obligations	37,307	35,698
Deferred revenue and prepayments	62,956	61,881
Accrued compensation	58,106	42,767
Accrued interest	46,504	8,596
Accrued royalties	23,199	22,531
Accrued expenses and other	108,519	117,005
Total current liabilities	531,438	526,831
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,622,879	2,156,667
Deferred tax liabilities, net	754,020	650,392
Other noncurrent liabilities	93,717	93,954
Total noncurrent liabilities	4,470,616	2,901,013
Total liabilities	5,002,054	3,427,844
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of December 31, 2016 and 2015	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 52,243,465 shares issued and 46,711,147 shares outstanding at December 31, 2016 and 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015	52	51
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2016 and 2015	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2016 and 2015	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2016 and 2015	—	—
Additional paid-in capital	3,828,677	3,776,451
Accumulated other comprehensive loss	(124,803)	(117,233)
Accumulated earnings	314,247	134,317
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,920,065	3,695,478
Noncontrolling interest in HSS Tracking Stock	73,910	74,854
Other noncontrolling interests	12,830	11,310
Total stockholders’ equity	4,006,805	3,781,642
Total liabilities and stockholders’ equity	$9,008,859	$7,209,486
The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Services and other revenue - DISH Network	$888,603	$918,301	$828,612
Services and other revenue - other	1,109,597	1,103,928	1,096,938
Equipment revenue - DISH Network	711,289	763,184	1,145,979
Equipment revenue - other	347,241	358,301	374,049
Total revenue	3,056,730	3,143,714	3,445,578
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	844,498	856,065	838,918
Cost of sales - equipment (exclusive of depreciation and amortization)	891,108	948,655	1,288,998
Selling, general and administrative expenses	385,634	374,116	372,010
Research and development expenses	76,024	78,287	60,886
Depreciation and amortization	495,068	528,158	556,676
Impairment of long-lived assets	—	2,400	—
Total costs and expenses	2,692,332	2,787,681	3,117,488
Operating income	364,398	356,033	328,090
Other Income (Expense):
Interest income	21,249	10,429	9,102
Interest expense, net of amounts capitalized	(123,630)	(122,066)	(171,349)
Loss from partial redemption of debt	—	(5,044)	—
Gains (losses) on marketable investment securities, net	9,767	(6,443)	41
Other-than-temporary impairment loss on available-for-sale securities	—	(11,226)	—
Equity in earnings of unconsolidated affiliates, net	13,310	1,895	8,198
Other, net	1,750	(2,006)	4,251
Total other expense, net	(77,554)	(134,461)	(149,757)
Income before income taxes	286,844	221,572	178,333
Income tax provision, net	(106,152)	(72,201)	(30,784)
Net income	180,692	149,371	147,549
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(944)	(5,603)	(6,714)
Less: Net income attributable to other noncontrolling interests	1,706	1,617	1,389
Net income attributable to EchoStar	179,930	153,357	152,874
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 4)	(1,743)	(10,343)	(12,394)
Net income attributable to EchoStar common stock	$181,673	$163,700	$165,268

Weighted-average common shares outstanding - Class A and B common stock:
Basic	93,795	92,397	91,190
Diluted	94,410	93,466	92,616
Earnings per share - Class A and B common stock:
Basic	$1.94	$1.77	$1.81
Diluted	$1.92	$1.75	$1.78

Comprehensive Income (Loss)
Net income	$180,692	$149,371	$147,549
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,315)	(62,731)	(31,935)
Recognition of foreign currency translation loss in net income	—	1,889	—
Unrealized gains (losses) on available-for-sale securities and other	9,149	(12,046)	(9,462)
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	11,226	—
Recognition of realized gains on available-for-sale securities in net income	(5,590)	(35)	(41)
Total other comprehensive loss, net of tax	(7,756)	(61,697)	(41,438)
Comprehensive income	172,936	87,674	106,111
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(944)	(5,603)	(6,714)
Less: Comprehensive income attributable to other noncontrolling interests	1,520	1,297	1,152
Comprehensive income attributable to EchoStar	$172,360	$91,980	$111,673

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, January 1, 2014	$96	$—	$3,502,005	$(14,655)	$(171,914)	$(98,162)	$—	$8,861	$3,226,231
Issuances of Class A common stock:
Exercise of stock options	2	—	16,708	—	—	—	—	—	16,710
Employee benefits	—	—	10,316	—	—	—	—	—	10,316
Employee Stock Purchase Plan	—	—	12,147	—	—	—	—	—	12,147
Stock-based compensation	—	—	14,683	—	—	—	—	—	14,683
Issuance of Hughes Retail Preferred Tracking Stock (Note 4)	—	6	163,510	—	—	—	87,171	—	250,687
Sling TV Holding exchange (Note 6)	—	—	8,843	—	—	—	—	—	8,843
EchoStar XXI option payment, net (Note 19)	—	—	(9,569)	—	—	—	—	—	(9,569)
Excess tax benefit from stock option exercises	—	—	(7,252)	—	—	—	—	—	(7,252)
R&D tax credits utilized by DISH Network	—	—	(5,269)	—	—	—	—	—	(5,269)
Net income (loss)	—	—	—	—	152,874	—	(6,714)	1,389	147,549
Unrealized losses on available-for sale securities, net and other	—	—	—	(9,503)	—	—	—	—	(9,503)
Foreign currency translation adjustment	—	—	—	(31,698)	—	—	—	(237)	(31,935)
Balance, December 31, 2014	98	6	3,706,122	(55,856)	(19,040)	(98,162)	80,457	10,013	3,623,638
Issuances of Class A common stock:
Exercise of stock options	1	—	24,840	—	—	—	—	—	24,841
Employee benefits	—	—	10,711	—	—	—	—	—	10,711
Employee Stock Purchase Plan	—	—	13,888	—	—	—	—	—	13,888
Stock-based compensation	—	—	21,839	—	—	—	—	—	21,839
Excess tax benefit from stock option exercises	—	—	3,929	—	—	—	—	—	3,929
R&D tax credits utilized by DISH Network	—	—	(3,048)	—	—	—	—	—	(3,048)
Other, net	—	—	(1,830)	—	—	—	—	—	(1,830)
Net income (loss)	—	—	—	—	153,357	—	(5,603)	1,617	149,371
Unrealized losses on available-for-sale securities, net and other	—	—	—	(855)	—	—	—	—	(855)
Foreign currency translation adjustment	—	—	—	(60,522)	—	—	—	(320)	(60,842)
Balance, December 31, 2015	99	6	3,776,451	(117,233)	134,317	(98,162)	74,854	11,310	3,781,642
Issuances of Class A common stock:
Exercise of stock options	1	—	13,065	—	—	—	—	—	13,066
Employee benefits	—	—	11,126	—	—	—	—	—	11,126
Employee Stock Purchase Plan	—	—	14,367	—	—	—	—	—	14,367
Stock-based compensation	—	—	15,234	—	—	—	—	—	15,234
Excess tax benefit from stock option exercises	—	—	848	—	—	—	—	—	848
R&D tax credits utilized by DISH Network	—	—	(1,600)	—	—	—	—	—	(1,600)
Other, net	—	—	(814)	—	—	—	—	—	(814)
Net income (loss)	—	—	—	—	179,930	—	(944)	1,706	180,692
Foreign currency translation adjustment				(11,129)	—	—	—	(186)	(11,315)
Unrealized losses on available-for-sale securities, net and other	—	—	—	3,559	—	—	—	—	3,559
Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805

The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$180,692	$149,371	$147,549
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	495,068	528,158	556,676
Impairment of long-lived assets	—	2,400	—
Loss from partial redemption of debt	—	5,044	—
Losses (gains) and impairment on marketable investment securities, net	(9,767)	17,669	(41)
Equity in earnings of unconsolidated affiliates, net	(13,310)	(1,895)	(8,198)
Stock-based compensation	15,234	21,839	14,683
Deferred tax provision	98,148	56,132	31,742
Dividends received from unconsolidated entities	15,000	5,000	7,400
Proceeds from sale of trading securities	7,140	380	17,053
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(26,942)	(38,452)	(17,073)
Trade accounts receivable - DISH Network	(1,456)	(25,490)	104,051
Inventory	(4,814)	(4,906)	2,608
Other current assets	2,263	6,499	9,930
Trade accounts payable	(24,571)	37,228	(22,230)
Trade accounts payable - DISH Network	(19,650)	(7,792)	(26,508)
Accrued expenses and other	55,998	1,477	26,469
Changes in noncurrent assets and noncurrent liabilities, net	9,459	1,616	(8,305)
Other, net	24,851	22,173	4,325
Net cash flows from operating activities	803,343	776,451	840,131
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(921,247)	(536,430)	(1,523,514)
Sales and maturities of marketable investment securities	1,001,166	1,057,034	1,353,157
Expenditures for property and equipment	(722,341)	(809,270)	(680,026)
Refunds and other receipts related to capital expenditures	24,087	105,750	—
Changes in restricted cash and marketable investment securities	8,076	(2,057)	(2,808)
Investments in unconsolidated entities	(1,636)	(64,655)	(18,569)
Acquisition of regulatory authorization	—	(3,428)	—
Expenditures for externally marketed software	(23,252)	(22,327)	(22,955)
Other, net	2,880	72	7,125
Net cash flows from investing activities	(632,267)	(275,311)	(887,590)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—	—
Payments of debt issuance costs	(7,097)	—	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)	—
Repayment of debt and capital lease obligations	(40,364)	(44,804)	(63,122)
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	27,432	38,729	28,857
Net proceeds from issuance of Tracking Stock (Note 4)	—	—	7,526
Excess tax benefit from stock option exercises	848	3,929	(7,252)
Other, net	(5,130)	(4,811)	(1,105)
Net cash flows from financing activities	1,475,689	(120,257)	(35,096)
Effect of exchange rates on cash and cash equivalents	138	(5,696)	(2,511)
Net increase (decrease) in cash and cash equivalents	1,646,903	375,187	(85,066)
Cash and cash equivalents, beginning of period	924,240	549,053	634,119
Cash and cash equivalents, end of period	$2,571,143	$924,240	$549,053
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$172,707	$179,114	$188,087
Capitalized interest	$94,395	$63,808	$23,774
Cash paid for income taxes	$11,700	$6,394	$14,221
Employee benefits paid in Class A common stock	$11,126	$10,711	$10,316
Property and equipment financed under capital lease obligations	$7,652	$8,604	$3,312
Increase (decrease) in capital expenditures included in accounts payable, net	$3,054	$(7,123)	$11,436
Noncash assets contributed to SmarDTV (Note 6)	$—	$6,651	$—
Net noncash assets transferred from DISH Network in exchange for Tracking Stock (Note 4)	$—	$—	$386,691
Noncash assets received from Sling TV Holding (Note 6)	$—	$—	$34,075
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500	$—
The accompanying notes are an integral part of these consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite service operations, video delivery solutions, digital set-top boxes, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”

On January 31, 2017, we and certain subsidiaries of EchoStar entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation and certain of its subsidiaries. The Share Exchange Agreement provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that will hold our EchoStar Technologies businesses (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar will no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing).  While we currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all. See Note 20 for further discussion of the Share Exchange transaction and Note 4 for more information regarding the tracking stock.

We currently operate in the following three business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and small office customers and network technologies, managed services and communication solutions to domestic and international consumers and enterprise and government customers. The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Technologies — which designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies. Our EchoStar Technologies segment also provides digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services, primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008. In addition, we provide our TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market. Beginning in 2015, this segment also includes our over-the-top (“OTT”), Streaming Video on Demand (“SVOD”) platform business, which primarily provides support services to DISH Network’s Sling TVTM service (“Sling TV”).

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”). Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies. However, as a result of the Satellite and Tracking Stock Transaction, described in Note 4 below, DISH Network owns preferred tracking stock in EchoStar Corporation and one of our subsidiaries representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary. We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests. As of December 31, 2016 and 2015, noncontrolling interests consist primarily of HSS Tracking Stock owned by DISH Network, as described in Note 4 below. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Gains and losses resulting from re-measurement of monetary assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our consolidated statements of operations and comprehensive income (loss). We recognized net foreign currency transaction losses of $0.5 million, $7.7 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2016 and 2015 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper. The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available for sale, except in uncommon instances where we have designated certain securities as trading securities. We report all marketable investment securities at fair value in our consolidated balance sheets. We recognize periodic changes in the fair value of trading securities and realized gains and losses on sale of available-for-sale securities in “Gains (losses) on marketable investment securities,” a component of net income, in our consolidated statements of operations and comprehensive income (loss). For available-for-sale securities, we recognize periodic changes in the difference between fair value and amortized cost in other comprehensive income (loss). Realized gains and losses upon sale of available-for-sale securities are reclassified from other comprehensive income (loss) and recognized in net income on the trade date. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities. Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our consolidated statements of operations and comprehensive income (loss). Dividend income is recognized on the ex-dividend date.

We evaluate our available-for-sale securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. Our evaluation consists of reviewing, among other things:

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

Declines in the fair value of available-for-sale securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

Investments in Unconsolidated Entities — Cost and Equity Method

We use the equity method to account for equity investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee. We use the cost method when we do not have the ability to significantly influence the operating decisions of the investee.

Generally, our equity investments accounted for using either the equity method or cost method are not publicly traded and it is not practicable to regularly estimate the fair value of such investments. We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, and the impairment is other than temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in net income.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Generally, equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings of unconsolidated affiliates, net” in our consolidated statements of operations and comprehensive income (loss). The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within “Equity in earnings of unconsolidated affiliates, net.”

Accounts Receivable

We estimate allowances for uncollectible accounts receivable based upon past collection experience and consideration of other relevant factors. Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. Cost of inventory consists primarily of materials, direct labor and indirect overhead incurred in the procurement and manufacturing of our products. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items. We recognize losses within operating income when we determine that the cost of inventory and commitments to purchase inventory exceed net realizable value.

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

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is not recoverable if the carrying amount of the asset exceeds its undiscounted estimated future net cash flows. When an asset is not recoverable, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in net income. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist. Our goodwill as of December 31, 2016 and 2015 consists primarily of goodwill assigned to reporting units of our Hughes segment. We test Hughes goodwill for impairment in the second fiscal quarter. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates (Level 3 inputs). If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step goodwill impairment test if we determine, based on a

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

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

Our non-FCC Regulatory Authorizations consist primarily of authorizations in Europe and Brazil that we acquired in 2013 and 2012, respectively. We have determined that those Regulatory Authorizations have finite lives due to uncertainties about the ability to extend or renew their terms.

Income Taxes

We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future. We determine deferred tax assets and liabilities separately for each taxing jurisdiction and report the net amount for each jurisdiction as a noncurrent asset or liability in our consolidated balance sheets.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2016 or 2015.

As of December 31, 2016 and 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active. Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value. Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our 2019 Senior Secured Notes, 2021 Senior Unsecured Notes and 2026 Notes (see Note 11) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of December 31, 2016 and 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $74.1 million and $79.3 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue from the sale of equipment and services generally is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectibility is reasonably assured, and the goods have been delivered or services have been rendered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales generally is recognized upon shipment to customers. Revenue from recurring services generally is recognized ratably over the service term. Upfront fees collected in connection with services to consumer subscribers in our Hughes segment are deferred and recognized as revenue over the estimated subscriber life. We may offer rebates to qualifying new consumer subscribers in our Hughes segment. We reduce related revenue at inception of the subscriber contract based on an estimate of the number of rebates that will be redeemed. Our estimates are based on historical experience and actual sales during the promotion. Services and other revenue includes revenue from leases of satellite capacity and equipment. We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss). We report unamortized debt issuance costs as a reduction of the related long-term debt in our consolidated balance sheets.

Cost of Sales - Services and Equipment

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

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $67.8 million, $59.2 million and $68.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we incurred other research and development expenses of approximately $76.0 million, $78.3 million and $60.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

our ability to charge an early termination fee. Deferred SAC is included in “Other noncurrent assets, net” in our consolidated balance sheets.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2016 and 2015, the net carrying amount of externally marketed software was $76.3 million and $62.8 million, respectively, of which $50.1 million and $32.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $23.3 million, $22.4 million and $23.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recorded amortization expense relating to the development of externally marketed software of $9.7 million, $8.4 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average useful life of our externally marketed software was approximately three years as of December 31, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our consolidated statements of operations and comprehensive income (loss). We incurred advertising expense of $56.3 million, $49.9 million and $50.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). It outlines a single comprehensive model, codified in Topic 606 of the FASB Accounting Standards Codification, for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued ASU No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year. As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods. The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In January 2017, the FASB issued ASU No. 2016-20, Technical Corrections to Topic 606, which clarifies, but does not fundamentally change, certain aspects of the new revenue standard. We have not selected the transition method that we will apply upon adoption. We continue to evaluate the

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required a retrospective approach to adoption. We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs.”

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The update specifies requirements for retrospective, modified retrospective or prospective application for the various amendments contained in the update. Upon adoption of this standard as of January 1, 2017, we recorded a $14.5 million deferred tax asset and a corresponding credit to retained earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. We will not change our accounting policy which is to estimate forfeitures.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows, along with other cash-flow-related issues. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, which must apply the guidance retrospectively to all periods presented. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and to be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will apply this new accounting standard in future periods if we determine that the carrying amount of any reporting units including goodwill exceeds fair value of the reporting unit.

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

Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 3.5 million, 2.3 million and 2.3 million shares for the years ended December 31, 2016, 2015 and 2014, respectively. The calculation also excluded 0.7 million shares of our Class A common stock that were issuable pursuant to our performance based stock incentive plans contingent upon meeting a company-specific performance measure by March 31, 2015, that was not achieved and which resulted in the expiration of such awards as of March 31, 2015.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net income attributable to EchoStar	$179,930	$153,357	$152,874
Less: Net loss attributable to EchoStar Tracking Stock	(1,743)	(10,343)	(12,394)
Net income attributable to EchoStar common stock	$181,673	$163,700	$165,268

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	93,795	92,397	91,190
Dilutive impact of stock awards outstanding	615	1,069	1,426
Diluted	94,410	93,466	92,616

Earnings per share:
Class A and B common stock:
Basic	$1.94	$1.77	$1.81
Diluted	$1.92	$1.75	$1.78

Note 4.    Hughes Retail Preferred Tracking Stock

On January 31, 2017, we entered into the Share Exchange Agreement. The Share Exchange Agreement provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock (as defined below) and HSS Tracking Stock (as defined below) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that will hold our EchoStar Technologies businesses. Following consummation of the Share Exchange, the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. See Note 20 for further discussion of the Share Exchange.

Satellite and Tracking Stock Transaction

In February 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and Hughes Satellite Systems Corporation (“HSS”), a subsidiary of EchoStar, also issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”). The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business. As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, EchoStar increased short-term cash flow that it believes has better positioned it to achieve its strategic objectives.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

holders of Tracking Stock and common stock. The Policy Statements also do not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

We provide unaudited attributed financial information for HRG and the EchoStar Group in an exhibit to our periodic reports on Form 10-Q and Annual Report on Form 10-K. Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company and the Company’s Class A common stock.

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

The EchoStar Tracking Stock is a series of preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014. The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014. Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively. As of December 31, 2016, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration. Each share of the Tracking Stock is entitled to one tenth (1/10th) of one vote, which resulted in a relative loss of voting power for our Class A and Class B common stockholders. In the event of a liquidation of EchoStar, holders of shares of EchoStar Class A common stock, EchoStar Class B common stock and the EchoStar Tracking Stock are entitled to receive their respective proportionate interests in the net assets of EchoStar, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of the EchoStar Tracking Stock (determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system) as compared to the aggregate market value of outstanding shares of EchoStar Class A common stock and EchoStar Class B common stock. Similarly, in the event of a liquidation of HSS, holders of shares of HSS common stock and HSS Tracking Stock are entitled to receive their respective proportionate interests in the net assets of HSS, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of HSS Tracking Stock as compared to the aggregate market value of outstanding shares of HSS common stock. Market values of HSS Tracking Stock and HSS common stock are to be determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a right of first offer in favor of EchoStar), an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly owned by EchoStar and that will hold the Hughes Retail Group.

In addition, the Investor Rights Agreement provides that DISH Network may, at any time on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, as amended, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock). In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group. In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A common stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control. In accordance with accounting principles that apply to transfers of assets between entities under common control, EchoStar and HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction. DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar. The historical carrying amounts of net assets transferred to EchoStar and HSS at the date of transfer were as follows:

	EchoStar(1)	HSS	Total
	(In thousands)
Cash	$—	$11,404	$11,404
Property and equipment, net	349,243	82,837	432,080
Current liabilities	(3,479)	(3,076)	(6,555)
Noncurrent liabilities	(30,121)	(8,713)	(38,834)
Transferred net assets	$315,643	$82,452	$398,095

(1)	All of the net assets received by EchoStar as part of the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our ESS segment.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $135.4 million, $124.3 million and $63.8 million as of December 31, 2016, 2015 and 2014, respectively.

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Consolidated Statements of Operations	For the Years Ended December 31,
		2016	2015	2014
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(5,590)	$(35)	$(41)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	11,226	—
Recognition of foreign currency translation losses in net income (3)	Other, net	—	1,889	—
Total reclassifications, net of tax and noncontrolling interests		$(5,590)	$13,080	$(41)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on marketable investment securities, net” in our consolidated statements of operations and comprehensive income (loss).

(2)	We recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.

(3)
As a result of the deconsolidation of several of our European subsidiaries in connection with our investment in SmarDTV SA in May 2015, the related cumulative translation adjustments that were previously recognized in other comprehensive income (loss) were reclassified and recognized as a loss within “Other income (expense)” in our consolidated statements of operations and comprehensive income (loss). See Note 6 for further discussion.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6.    Investment Securities

Our marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$402,670	$562,236
Strategic equity securities	94,816	38,864
Other	25,030	11,238
Total marketable investment securities—current	522,516	612,338
Restricted marketable investment securities (1)	12,203	13,227
Total	534,719	625,565

Restricted cash and cash equivalents (1)	723	7,775

Investments in unconsolidated entities—noncurrent:
Cost method	81,174	81,174
Equity method	116,045	128,090
Total investments in unconsolidated entities—noncurrent	197,219	209,264
Total marketable investment securities, restricted cash and cash equivalents, and investments in unconsolidated entities	$732,661	$842,604

(1)	Restricted marketable investment securities and restricted cash and cash equivalents are included in “Restricted cash and marketable investment securities” in our consolidated balance sheets.

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract. “Gains (losses) on marketable investment securities, net” for the years ended December 31, 2016 and 2015 included gains of $0.6 million and losses of $6.5 million, respectively, related to trading securities that we held as of December 31, 2016 and 2015, respectively. The fair values of our trading securities were $7.2 million and $10.3 million as of December 31, 2016 and 2015, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash and Marketable Investment Securities

As of December 31, 2016 and 2015, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2016
Debt securities:
Corporate bonds	$402,472	$285	$(87)	$402,670
Other (including restricted)	32,488	3	(23)	32,468
Equity securities - strategic	77,149	13,120	(2,652)	87,617
Total available-for-sale securities	$512,109	$13,408	$(2,762)	$522,755
As of December 31, 2015
Debt securities:
Corporate bonds	$562,849	$10	$(623)	$562,236
Other (including restricted)	24,495	—	(30)	24,465
Equity securities - strategic	20,855	7,748	(82)	28,521
Total available-for-sale securities	$608,199	$7,758	$(735)	$615,222

As of December 31, 2016, restricted and non-restricted available-for-sale securities included debt securities of $426.7 million with contractual maturities of one year or less and $8.4 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of December 31,
	2016		2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$154,826	$(2,760)	$364,160	$(609)
12 months or more	1,571	(2)	149,889	(126)
Total	$156,397	$(2,762)	$514,049	$(735)

Sales of Available-for-Sale Securities

We recognized gains from the sales of our available-for-sale securities of $5.6 million, de minimis and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recognized de minimis losses from the sales of our available-for-sale securities for each of the years ended December 31, 2016, 2015 and 2014.

Proceeds from sales of our available-for-sale securities totaled $80.4 million, $111.5 million and $190.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2016 and 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2016			2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$2,490,168	$62,332	$2,427,836	$840,950	$38,771	$802,179
Debt securities:
Corporate bonds	$402,670	$—	$402,670	$562,236	$—	$562,236
Other (including restricted)	37,233	13,517	23,716	24,465	12,078	12,387
Equity securities - strategic	94,816	94,816	—	38,864	38,864	—
Total marketable investment securities	$534,719	$108,333	$426,386	$625,565	$50,942	$574,623

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

We recorded cash distributions from certain of our investments accounted for using the equity method of $15.0 million, $5.0 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our consolidated statements of cash flows.

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

In May 2015, we acquired a 22.5% interest in the equity and subordinated debt of SmarDTV SA (“SmarDTV”), a Swiss subsidiary of Kudelski SA that offers set-top boxes and conditional access modules, in exchange for cash of $13.9 million and the contribution of several of our European subsidiaries to SmarDTV. We recorded our initial investment in SmarDTV at $20.0 million, representing our estimate of the investment’s fair value using discounted cash flow techniques. Our estimate included significant unobservable inputs related to SmarDTV’s future operations and is categorized within Level 3 of the fair value hierarchy. As of the acquisition date, we deconsolidated the contributed entities and recognized a $2.6 million loss within “Other income (expense)” in our consolidated statements of operations and comprehensive income (loss), consisting of: (i) a $0.7 million loss resulting from our initial investment (at fair value) being less than the sum of our $13.9 million cash payment and the carrying amount of the net assets of the deconsolidated entities and (ii) the reclassification from accumulated other comprehensive loss of $1.9 million in foreign currency translation adjustments related to the deconsolidated entities. The net assets of the deconsolidated entities included property and equipment of $6.7 million and cash of $0.8 million. We have the ability to exercise significant influence over SmarDTV and therefore account for our investment using the equity method. We and SmarDTV also entered into a services agreement pursuant to which our EchoStar Technologies segment purchases certain engineering services from SmarDTV. See Note 19 for information about our related party transactions with SmarDTV subsequent to the date of our initial investment. Following consummation of the Share Exchange, EchoStar will no longer own its interest in the equity and subordinated debt of SmarDTV and will no longer purchase engineering services from SmarDTV.

On August 8, 2014, an option providing for an unrelated party to acquire a 51.0% equity interest in Dish Mexico was terminated. Although we have owned 49.0% of the equity of Dish Mexico since its inception in 2008, we accounted for our

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

investment as a 24.0% equity interest using the equity method based on assumed dilution that would occur upon the exercise of the option. Upon termination of the option, we recorded a $10.3 million adjustment to increase “Equity in earnings of unconsolidated affiliates, net” to reflect an increase from 24.0% to 49.0% in our interest in Dish Mexico’s inception-to-date net income. For periods subsequent to the date of the termination of the option, we account for our investment in Dish Mexico as a 49.0% equity interest using the equity method.

As of December 31, 2013, our equity method investments included $18.0 million for our investment in DISH Digital Holding, L.L.C. (now known as Sling TV Holding L.L.C., “Sling TV Holding”), a joint venture between us and DISH Network. The carrying amount of our investment reflected the $44.7 million aggregate carrying amount of cash and certain noncash assets that we contributed to Sling TV Holding upon its formation on July 1, 2012 in exchange for a one-third equity interest in Sling TV Holding, less our equity in the net loss of Sling TV Holding of $16.5 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively. Effective August 1, 2014, we and Sling TV Holding entered into an exchange agreement (the “Exchange Agreement”) pursuant to which, we exchanged our one-third voting interest in Sling TV Holding, which we accounted for using the equity method, for a 10.0% non-voting interest in Sling TV Holding, which we account for using the cost method. As part of this transaction, we received a distribution of certain noncurrent assets associated with our OTT, SVOD platform business, including property and equipment, technology-related intangible assets and goodwill. Because we and Sling TV Holding are entities under common control, we recorded the distributed assets at their carrying amounts in Sling TV Holding’s accounts, which totaled $34.1 million at the date of distribution, and we recorded our non-voting interest at $1.1 million, which represents 10.0% of the carrying amount of the remaining equity in Sling TV Holding. These amounts exceeded the carrying amount of our existing equity method investment by $8.8 million, which was credited to additional paid-in capital because gain recognition generally is precluded by GAAP in exchanges between entities under common control. In connection with our obligations associated with our interest prior to the Exchange Agreement, we contributed $18.6 million in cash to Sling TV Holding during the third quarter of 2014. We have no obligation to contribute additional capital to Sling TV Holding. See Note 19 for more information regarding the Exchange Agreement with Sling TV Holding. Following the consummation of the Share Exchange, we will no longer hold our investment in Sling TV Holding.

Investment in TerreStar

In 2008, we invested in certain debt securities (“Exchangeable Notes”) of TerreStar Networks Inc. (“TerreStar”), which subsequently filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 2010. We accounted for our investment in the Exchangeable Notes using the fair value method and, as of December 31, 2011, our investment was stated at its estimated fair value of zero. Effective March 29, 2012, the Exchangeable Notes were cancelled pursuant to TerreStar’s Chapter 11 plan of reorganization. In December 2014 and January 2016, we received $5.8 million and $0.8 million, respectively, in cash distributions from the indenture trustee in satisfaction of our claims related to the Exchangeable Notes. We accrued a receivable as of December 31, 2015 for the 2016 receipt and recognized the distributions as gains in “Other, net” within “Other Income (Expense)” in our consolidated statements of operations and comprehensive income (loss). We reported the 2014 and 2016 cash receipts in “Other, net” within “Cash Flows from Investing Activities” in our consolidated statements of cash flows.

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Trade accounts receivable	$187,018	$168,714
Contracts in process, net	36,170	23,011
Total trade accounts receivable	223,188	191,725
Allowance for doubtful accounts	(13,400)	(12,485)
Trade accounts receivable - DISH Network	278,615	277,159
Total trade accounts receivable, net	$488,403	$456,399

As of December 31, 2016 and 2015, progress billings offset against contracts in process amounted to $14.6 million and $2.9 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8.    Inventory

Our inventory consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Finished goods	$58,797	$52,839
Raw materials	7,361	9,042
Work in process	6,286	5,129
Total inventory	$72,444	$67,010

As a result of our decision not to proceed with our direct-to-consumer security and home automation solution product offering and associated services, “Selling, general and administrative expenses” of our EchoStar Technologies segment for the year ended December 31, 2016 includes a $9.3 million adjustment to reduce inventory and related purchase commitments to estimated net realizable value.

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

As of December 31, 2016 and 2015, approximately $504.2 million of our goodwill was assigned to reporting units of our Hughes segment and $6.4 million was assigned to our OTT, SVOD platform business reporting unit of our EchoStar Technologies segment. We test this goodwill for impairment annually for the Hughes and EchoStar Technologies segments in the second quarter and third quarter, respectively. Based on our qualitative assessment of impairment of our Hughes segment goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts, including goodwill.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2015	Additions	Currency Translation Adjustment	As of December 31, 2016
	(In thousands)
Finite useful lives:
Cost	$82,007	$—	$5,952	$87,959
Accumulated amortization	(9,852)	(4,685)	(446)	(14,983)
Net	72,155	(4,685)	5,506	72,976
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$543,812	$(4,685)	$5,506	$544,633

Amortization expense for the regulatory authorizations with finite lives was $4.7 million, $4.7 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of December 31,
		2016			2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$293,932	$(238,176)	$55,756	$293,932	$(213,543)	$80,389
Contract-based	4	69,440	(69,440)	—	255,366	(251,493)	3,873
Technology-based	7	137,197	(125,908)	11,289	137,337	(111,840)	25,497
Trademark portfolio	20	29,700	(8,291)	21,409	29,700	(6,806)	22,894
Total other intangible assets		$530,269	$(441,815)	$88,454	$716,335	$(583,682)	$132,653

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $58.4 million, $75.9 million and $92.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future Amortization

As of December 31, 2016, our estimated future amortization of intangible assets, including regulatory authorizations with finite lives, was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2017	$30,253
2018	22,538
2019	21,324
2020	15,988
2021	9,350
Thereafter	65,997
Total	$165,450

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of December 31,
		2016	2015
		(In thousands)
Land	—	$42,363	$41,457
Buildings and improvements	1-40	370,980	367,947
Furniture, fixtures, equipment and other	1-12	1,372,158	1,254,325
Customer rental equipment	2-4	689,579	588,430
Satellites - owned	2-15	2,381,120	2,381,120
Satellites acquired under capital leases	10-15	781,761	665,518
Construction in progress	—	1,438,812	1,112,267
Total property and equipment		7,076,773	6,411,064
Accumulated depreciation		(3,407,470)	(2,998,074)
Property and equipment, net		$3,669,303	$3,412,990

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2016 and 2015, accumulated depreciation included amounts for satellites acquired under capital leases of $328.2 million and $268.1 million, respectively.

In December 2015, we recognized an impairment loss of $2.4 million related to certain building and equipment in our EchoStar Technologies segment.

Construction in progress consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$1,235,577	$963,103
Satellite related equipment	168,929	126,373
Other	34,306	22,791
Construction in progress	$1,438,812	$1,112,267

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of December 31, 2016.

Satellites	Segment	Expected Launch Date
EchoStar XIX	Other (3)	Fourth quarter of 2016 (1)
EchoStar XXI	Other	Second or third quarter of 2017
EchoStar XXIII	Other	First quarter of 2017
EchoStar 105/SES-11	ESS	Second quarter of 2017
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018
(1)    This satellite was launched in December 2016 and is expected to be placed into service late in the first quarter of 2017.
(2)    We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.
(3)    EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $94.4 million, $63.8 million and $23.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Satellites	$191,729	$197,469	$210,763
Furniture, fixtures, equipment and other	118,082	135,536	123,360
Customer rental equipment	114,568	105,725	116,685
Buildings and improvements	12,275	13,513	13,734
Total depreciation expense	$436,654	$452,243	$464,542

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $56.2 million, $56.2 million and $59.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Satellites

As of December 31, 2016, we utilized in support of our operations, 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of December 31, 2016.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2016.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar I (2)(3)(4)	ESS	December 1995	77 W	—
EchoStar III (4)	ESS	October 1997	61.5 W	12
EchoStar VI (4)	ESS	July 2000	96.2 W	12
EchoStar VII (2)(3)	ESS	February 2002	119 W	3
EchoStar VIII (2)(4)	ESS	August 2002	77 W	12
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5W	15
EUTELSAT 10A (“W2A”) (6)	Other	April 2009	10 E	—

Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10
Eutelsat 65 West A	Hughes	March 2016	65 W	15

Operating Lease:
AMC-15	ESS	October 2004	105 W	—

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)	See Note 19 for discussion of related party transactions with DISH Network.

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

Recent Developments

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and we expect the satellite to be placed into service late in the first quarter of 2017. We expect the EchoStar XIX satellite to provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

Eutelsat 65 West A. The Eutelsat 65 West A satellite was launched in March 2016 and our Hughes segment began to offer consumer broadband services in Brazil using our leased Ka-band payload on the satellite in July 2016.

EchoStar XXI and EchoStar XXIII. Due to anomalies experienced by our launch providers, the launch dates of our EchoStar XXI and EchoStar XXIII satellites were delayed with expected launch dates in the second or third quarter of 2017 and the first quarter of 2017, respectively. We are in the process of evaluating the implications of these delays, including, without limitation, potential increased costs, regulatory and contractual milestone compliance and other satellite resource allocations. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the European Union. We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the extent we determine necessary. Although we anticipate being able to receive them, any such necessary extensions may be subject to additional conditions, penalties or other requirements. We also have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 degree west longitude for the Ka-, Ku- and S-band frequency bands.  We currently expect to meet our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the second quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

AMC-15 and AMC-16. In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites. As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through a certain period following the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease. The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements during the year ending December 31, 2015. We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction. In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “Other, net” in our consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2016, 2015 and 2014, we recognized such gains of zero, $4.5 million and zero, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2016. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we have elected to obtain, subject to certain limitations on coverage, launch and in-orbit insurance for our EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11.    Debt and Capital Lease Obligations

As of December 31, 2015, our debt primarily consisted of the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes, each as defined below, and our capital lease obligations. As of December 31, 2016, our debt also included the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes, each as defined below, which were issued in July 2016.

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of December 31,
		2016		2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,084,050	$990,000	$1,071,675
5 1/4% Senior Secured Notes due 2026	5.316%	750,000	739,688	—	—
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	990,189	900,000	954,000
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	760,245	—	—
Other		—	—	803	803
Less: Unamortized debt issuance costs		(31,821)	—	(31,276)	—
Subtotal		3,358,179	$3,574,172	1,859,527	$2,026,478
Capital lease obligations		302,007		332,838
Total debt and capital lease obligations		3,660,186		2,192,365
Less: Current portion		(37,307)		(35,698)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,622,879		$2,156,667

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

2019 Senior Secured Notes and 2021 Senior Unsecured Notes

On June 1, 2011, HSS issued $1.10 billion aggregate principal amount of 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011, (as amended the “2011 Secured Indenture”). The 2019 Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2016 and 2015, the outstanding principal balance on the 2019 Senior Secured Notes was $990.0 million.

On June 1, 2011, HSS also issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (together with the “2011 Secured Indenture”, the “2011 Indentures”). The 2021 Senior Unsecured Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2016 and 2015, the outstanding principal balance on the 2021 Senior Unsecured Notes was $900.0 million.

On June 12, 2015, we redeemed $110.0 million of the 2019 Senior Secured Notes at a redemption price equal to 103.0% of the principal amount plus accrued and unpaid interest. As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and a $1.7 million write-off of related unamortized debt issuance costs.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, HSS issued $750 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes” and, together with the 2019 Senior Secured Notes, the “Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and, together with the 2021 Senior Unsecured Notes, the “Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2011 Indentures and the 2016 Secured Indenture, the “Indentures”). The 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the 2026 Notes is payable semi-annually in cash, in arrears on February 1 and August 1 of each year commencing February 1, 2017. As of December 31, 2016, the outstanding principal balance on each of the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes was $750.0 million.

Additional Information Relating to the Notes

Each series of the Notes is redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the applicable Indenture, together with accrued and unpaid interest, if any, to the date of redemption. HSS may also redeem up to 10% of the outstanding 2026 Senior Secured Notes per year prior to August 1, 2020 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In addition, HSS may, at any time prior to August 1, 2019, with the net cash proceeds from certain equity offerings or capital contributions, redeem up to 35% of the 2026 Senior Secured Notes, at 105.250% of the principal amount, and up to 35% of the 2026 Senior Unsecured Notes, at a redemption price equal to 106.625% of the principal amount plus, in each case, accrued and unpaid interest on the 2026 Notes being redeemed to the date of redemption.

The Secured Notes are:

•	secured obligations of HSS;

•	secured by security interests in substantially all existing and future tangible and intangible assets of HSS and certain of its subsidiaries on a first priority basis, subject to certain exceptions;

•	ranked equally and ratably as between the 2019 Senior Secured Notes and the 2026 Senior Secured Notes;

•
effectively junior to HSS’ obligations that are secured by assets that are not part of the collateral that secures the respective Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;

•
effectively senior to HSS’ existing and future unsecured obligations to the extent of the value of the collateral securing the respective Secured Notes, after giving effect to permitted liens as provided in the Indenture governing the respective Secured Notes;

•	senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the respective Secured Notes;

•	structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the respective Secured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our HSS’ subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the respective Secured Notes.

The Unsecured Notes are:

•	unsecured senior obligations of HSS;

•
ranked equally with all existing and future unsubordinated indebtedness (including as between the 2021 Senior Unsecured Notes and the 2026 Senior Unsecured Notes) and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	effectively junior to HSS’ obligations that are secured to the extent of the value of the collateral securing such obligations;

•	senior in right of payment to all existing and future obligations of HSS that are expressly subordinated to the respective Unsecured Notes;

•	structurally junior to any existing and future obligations of any of HSS’ subsidiaries that do not guarantee the respective Unsecured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of HSS’ subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on HSS’ ability and, in certain instances, the ability of certain of HSS’ subsidiaries to:

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

In the event of a Change of Control, as defined in the respective Indentures, HSS would be required to make an offer to repurchase all or any part of a holder’s Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

The Indentures provide for customary events of default for each series of the Notes, including, among other things, nonpayment, breach of the covenants in the applicable Indentures, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If any event of default occurs and is continuing with respect to any series of the Notes, the trustee or the holders of at least 25% in principal amount of the then outstanding Notes of such series may declare all the Notes of such series to be due and payable immediately, together with any accrued and unpaid interest.

Under the terms of a registration rights agreement, HSS agreed to register under the Securities Act of 1933, as amended, notes having substantially identical terms as the 2026 Notes as part of an offer to exchange freely tradable exchange notes for the 2026 Notes that is required to be declared effective by July 27, 2017. In the event that the registration statement is not declared effective by July 27, 2017 and under certain other conditions (a “registration default”), we are required to pay each holder of the 2026 Notes additional interest up to $0.25 per week per $1,000 in principal amount of the 2026 Notes until the registration default is cured.

Debt Issuance Costs

As of January 1, 2016 we adopted ASU 2015-3 (see Note 2). As a result, we report unamortized debt issuance costs in “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” in our consolidated balance sheets retrospectively. In connection with the issuance of the 2026 Notes, we incurred $7.1 million of debt issuance costs. For the years ended December 31, 2016, 2015 and 2014, we amortized $6.6 million, $6.0 million and $5.8 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 9). These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 9.1% to 11.2%, with a weighted average of 10.6% as of December 31, 2016.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively. As discussed in Note 19, we have subleased transponders on these satellites to DISH Network.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2016, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2017	$93,092
2018	88,923
2019	88,221
2020	88,033
2021	83,995
Thereafter	174,240
Total minimum lease payments	616,504
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(188,216)
Net minimum lease payments	428,288
Less: Amount representing interest	(126,281)
Present value of net minimum lease payments	302,007
Less: Current portion	(37,307)
Long-term portion of capital lease obligations	$264,700

We received rental income from the sublease of our capital lease satellites of approximately $132.4 million for each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, our future minimum sublease rental income was $480.9 million relating to such satellites. The subleases have a remaining weighted average term of four years.

Note 12.    Income Taxes

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$313,203	$224,058	$172,276
Foreign	(26,359)	(2,486)	6,057
Income before income taxes	$286,844	$221,572	$178,333

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current benefit (provision):
Federal	$(4,788)	$(165)	$(2,593)
State	(305)	(9,601)	9,006
Foreign	(2,911)	(6,303)	(5,455)
Total current benefit (provision)	(8,004)	(16,069)	958

Deferred benefit (provision):
Federal	(93,681)	(62,572)	(31,905)
State	(10,023)	4,818	(1,283)
Foreign	5,556	1,622	1,446
Total deferred provision	(98,148)	(56,132)	(31,742)
Total income tax provision, net	$(106,152)	$(72,201)	$(30,784)

The actual tax provisions for the years ended December 31, 2016, 2015 and 2014 reconcile to the amounts computed by applying the statutory federal tax rate to income before income taxes as shown below:

	For the Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.6%	2.1%	(0.2)%
Permanent differences	3.2%	3.6%	0.6%
Tax credits	(6.2)%	(10.1)%	(18.6)%
Valuation allowance	—%	2.8%	(0.9)%
Other	0.4%	(0.8)%	1.4%
Total effective tax rate	37.0%	32.6%	17.3%

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$178,925	$315,924
Unrealized losses on investments, net	47,737	47,678
Accrued expenses	39,596	34,037
Stock-based compensation	14,389	13,345
Other assets	15,008	9,534
Total deferred tax assets	295,655	420,518
Valuation allowance	(75,372)	(72,131)
Deferred tax assets after valuation allowance	220,283	348,387

Deferred tax liabilities:
Depreciation and amortization	(962,838)	(993,326)
Other liabilities	(1,319)	(1,412)
Total deferred tax liabilities	(964,157)	(994,738)
Total net deferred tax liabilities	$(743,874)	$(646,351)

Noncurrent portion of net deferred tax liabilities	$(743,874)	$(646,351)
Total net deferred tax liabilities	$(743,874)	$(646,351)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized. Overall, our net deferred tax assets were offset by a valuation allowance of $75.4 million and $72.1 million as of December 31, 2016 and 2015, respectively. The change in the valuation allowance primarily relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2016, we had net operating loss carryforwards of $351.3 million, including $115.9 million of foreign net operating loss carryforwards. A substantial portion of these net operating loss carryforwards will begin to expire in 2029. As of December 31, 2016, we have tax credit carryforwards of $117.1 million and $52.6 million for federal and state income tax purposes, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2018.

Additionally, tax benefits from excess tax deductions attributable to stock-based compensation have resulted in $38.4 million of net operating loss carryforwards that has not been recognized as a credit to additional paid in capital, based on our accounting policy to follow the tax law ordering rules, which assume that stock option deductions are realized when they have been used for tax purposes. In connection with our adoption of ASU 2016-09 (see Note 2), we will recognize a deferred tax asset for the tax benefit of such excess tax deductions with a corresponding credit to retained earnings as of January 1, 2017.

As of December 31, 2016, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns, we file income tax returns in all states that impose an income tax. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003. As of December 31, 2016, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2012. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2016	2015	2014
	(In thousands)
Balance as of beginning of period	$62,366	$44,839	$43,319
Additions based on tax positions related to the current year	2,132	11,748	3,806
Additions based on tax positions related to prior years	3	5,779	4,643
Reductions based on tax positions related to prior years	(734)	—	(81)
Reductions based on tax settlements	(265)	—	(6,848)
Balance as of end of period	$63,502	$62,366	$44,839

As of December 31, 2016, we had $63.5 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. As of December 31, 2015, we had $62.4 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate. We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2016, 2015 and 2014, our income tax provision included an insignificant amount of interest and penalties.

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

In February 2014, our board of directors authorized 13,000,000 shares of Hughes Retail Preferred Tracking Stock with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014 and remain outstanding as of December 31, 2016.  See Note 4 for a discussion of the Hughes Retail Preferred Tracking Stock.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Common Stock Repurchase Program

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through and including December 31, 2017. For the years ended December 31, 2016, 2015 and 2014, we did not repurchase any common stock under this program.

Note 14.    Employee Benefit Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “ESPP”), under which we are authorized to issue 2.5 million shares of Class A common stock. As of December 31, 2016, we had 0.4 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date. For the years ended December 31, 2016, 2015 and 2014, employee purchases of Class A common stock through the ESPP totaled approximately 383,000 shares, 362,000 shares and 283,000 shares, respectively.

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees are entitled to contribute up to 75.0% of their compensation subject to the maximum limit provided by the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees have the option to make after-tax contributions to the Plan so that they may contribute up to 75% of their compensation on a pre-tax and/or after-tax basis subject to the Code limits. All employee contributions to the Plan are immediately vested. The Company matches 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually. The Company match is calculated each pay period there is an employee contribution. In addition, the Company may make an annual discretionary contribution to the 401(k) plan to be made in cash or our stock. Company contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of employment. Forfeitures of unvested participant balances may be used to fund matching and discretionary contributions.

For the years ended December 31, 2016, 2015 and 2014, we recognized matching contributions, net of forfeitures, of $7.8 million, $7.4 million and $6.8 million, respectively, and made discretionary contributions of shares of our Class A common stock, net of forfeitures, with a fair value of $10.9 million, $10.4 million and $10.2 million, respectively (approximately 284,500, 204,000 and 207,000 shares, respectively), to the Plan.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 15.    Stock-Based Compensation

Stock Incentive Plans

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance-based and non-performance based stock incentives. As of December 31, 2016, we had outstanding under these plans, stock options to acquire approximately 6.0 million shares of our Class A common stock and 6,667 restricted stock units. Stock options granted prior to and on December 31, 2016 were granted with exercise prices equal to or greater than the market value of our Class A common stock at the date of grant and generally with a maximum term of ten years. While generally we issue stock awards subject to vesting, typically over three to five years, some stock awards have been granted with immediate vesting and other stock awards vest only upon the achievement of certain performance objectives. As of December 31, 2016, we had 3.8 million shares of our Class A common stock available for future grant under our stock incentive plans.

Exercise prices for stock options outstanding and exercisable as of December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
Price Range	Number Outstanding as of December 31, 2016	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted- Average Remaining Contractual Term (In Years)	Weighted- Average Exercise Price
$0.00 - $20.00	196,834	3	$17.93	196,834	3	$17.93
$20.01 - $25.00	489,947	3	$20.26	489,947	3	$20.26
$25.01 - $30.00	163,013	3	$27.80	128,013	3	$28.12
$30.01 - $35.00	365,000	6	$34.22	338,000	6	$34.22
$35.01 - $40.00	2,528,369	6	$38.07	1,811,969	5	$37.74
$40.01 - $45.00	415,500	9	$43.93	2,000	9	$43.83
$45.01 - $50.00	981,100	8	$47.47	392,500	7	$47.51
$50.01 and over	829,000	8	$51.90	191,800	8	$51.98
	5,968,763	7	$39.30	3,551,063	5	$35.40

Stock Award Activity

Our stock option activity was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Total options outstanding, beginning of period	5,893,241	$38.38	6,669,614	$34.02	6,271,058	$30.43
Granted	732,000	$41.86	929,000	$51.59	1,161,000	$47.84
Exercised	(453,182)	$28.83	(894,071)	$27.78	(697,544)	$24.87
Forfeited and canceled	(203,296)	$45.15	(811,302)	$29.45	(64,900)	$32.65
Total options outstanding, end of period	5,968,763	$39.30	5,893,241	$38.38	6,669,614	$34.02
Performance-based options outstanding, end of period (1)	—	$—	—	$—	623,100	$25.27
Exercisable at end of period	3,551,063	$35.40	3,082,241	$32.61	3,013,114	$29.66

(1)	These stock options are included in the caption “Total options outstanding, end of period.” See discussion of the 2005 LTIP below.

We realized total tax benefits from stock options exercised of $3.3 million, $7.9 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our restricted stock unit activity was as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Total restricted stock units outstanding, beginning of period	57,328	$42.31	96,768	$29.29	121,877	$29.93
Granted	—	$—	100,000	$50.00	—	$—
Vested	(50,661)	$43.38	(83,992)	$45.72	(22,877)	$33.08
Forfeited and canceled	—	$—	(55,448)	$27.01	(2,232)	$25.51
Total restricted stock units outstanding, end of period	6,667	$34.22	57,328	$42.31	96,768	$29.29
Restricted Performance Units outstanding, end of period	—	$—	33,334	$50.00	55,448	$27.00

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

Stock-Based Compensation

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the years ended December 31, 2016, 2015 and 2014 and was assigned to the same expense categories as the base compensation for such employees:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Research and development expenses	$3,003	$4,570	$2,403
Selling, general and administrative expenses	12,231	17,269	12,280
Total stock-based compensation	$15,234	$21,839	$14,683

As of December 31, 2016, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $27.1 million. This amount is based on an estimated future forfeiture rate of approximately 2.0% per year and will be recognized over a weighted-average period of approximately two years.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Valuation of Stock Options

The fair value of each stock option granted for the years ended December 31, 2016, 2015 and 2014 was estimated at the date of the grant using a Black-Scholes option valuation model. The estimated grant-date fair values and related assumptions were as follows:

For the Years Ended December 31,
Assumptions:	2016	2015	2014
Risk-free interest rate	1.10% - 1.87%	1.38% - 1.80%	1.72% - 1.85%
Volatility factor	27.22% - 27.37%	27.16% - 27.85%	29.05% - 35.02%
Expected term of options in years	5.7 - 5.8	5.3 - 5.4	5.2 - 5.3
Weighted-average grant-date fair value	$11.15 - $12.49	$12.25 - $15.05	$13.79 - $17.21

We do not currently intend to pay dividends on our common stock and accordingly, the dividend yield used in the Black-Scholes option valuation model was assumed to be zero for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded stock options which have no vesting restrictions and are fully transferable. Consequently, our estimate of fair value may differ from that determined using other valuation models. Further, the Black-Scholes option valuation model requires the input of subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate.

Based on the closing market price of our Class A common stock on December 31, 2016, the aggregate intrinsic value of our stock options was $72.6 million for options outstanding and $56.9 million for options exercisable as of December 31, 2016.

Note 16.    Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due in the Year Ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt	$3,390,000	$—	$—	$990,000	$—	$900,000	$1,500,000
Capital lease obligations	302,007	37,307	36,927	40,370	44,733	46,131	96,539
Interest on long-term debt and capital lease obligations	1,487,583	252,999	248,428	212,318	175,799	136,673	461,366
Satellite-related obligations	732,004	220,421	135,987	63,499	60,479	45,308	206,310
Operating lease obligations	87,558	34,974	14,920	11,484	8,425	7,385	10,370
Purchase and other obligations	105,923	105,923	—	—	—	—	—
Total	$6,105,075	$651,624	$436,262	$1,317,671	$289,436	$1,135,497	$2,274,585

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements. We incurred satellite-related expenses of $144.2 million, $160.8 million and $178.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Rent Expense

For the years ended December 31, 2016, 2015 and 2014, we recorded $24.7 million, $22.0 million and $21.3 million, respectively, of operating lease expense relating to the leases of office space, equipment, and other facilities.

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

Separation Agreement

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. The Share Exchange Agreement contains additional indemnification provisions between us and DISH Network for certain liabilities and legal proceedings that will apply if the Share Exchange is consummated.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We intend to vigorously defend the proceedings against us. In the event that a court ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers. In addition, adverse decisions against DISH Network in the proceedings described below could decrease the number of products and components we sell to DISH Network, which could have a material adverse effect on our business operations and our financial condition, results of operations and cash flows.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. In the operative Amended Complaint, served on March 6, 2014, Caltech claimed that certain of our Hughes segment’s satellite broadband products and services infringed the asserted patents by implementing the DVB-S2 standard. On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringed the same patents asserted in the first case. On May 25, 2016, we, the DISH Network defendants and Caltech entered into a settlement agreement pursuant to which the Court dismissed with prejudice all of the claims in these actions on May 31, 2016.

ClearPlay, Inc.

On March 13, 2014, ClearPlay, Inc. (“ClearPlay”) filed a complaint against EchoStar Corporation and our subsidiary, EchoStar Technologies L.L.C., as well as against DISH Network and DISH Network L.L.C. in the United States District Court for the District of Utah. The complaint alleges infringement of United States Patent Nos. 6,898,799, entitled “Multimedia Content Navigation and Playback”; 7,526,784, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,543,318, entitled “Delivery of Navigation Data for Playback of Audio and Video Content”; 7,577,970, entitled “Multimedia Content Navigation and Playback”; and 8,117,282, entitled “Media Player Configured to Receive Playback Filters From Alternative Storage Mediums.”  ClearPlay alleges that the AutoHopTM feature of the HopperTM set-top box infringes the asserted patents. On February 11, 2015, the Court stayed the case pending various third-party challenges before the United States Patent and Trademark Office regarding the validity of certain of the patents ClearPlay asserted in the case. In those third-party challenges, the United States Patent and Trademark Office found that all claims of the 282 patent are unpatentable and that certain claims of the 784 patent and 318 patent are unpatentable. ClearPlay appealed as to the 784 and 318 patents, and on August 23, 2016, the United States Court of Appeals for the Federal Circuit affirmed the findings of the United States Patent and Trademark Office. With the third-party challenges resolved, on October 31, 2016, the stay was lifted and the case has resumed in District Court. No trial date has been set.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our subsidiary Sling Media, Inc. in the United States District Court for the Southern District of New York. The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception. On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action. On November 16, 2015, the cases were consolidated. On August 12, 2016, the Court dismissed the consolidated case due to plaintiffs’ failure to state a claim. On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which we have opposed.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions, but the litigation has not been stayed. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” The cases

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

have been consolidated and no trial date has been set. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Technology Development and Licensing, LLC

On January 22, 2009, Technology Development and Licensing, LLC (“TDL”) filed suit against EchoStar Corporation and DISH Network in the United States District Court for the Northern District of Illinois alleging infringement of United States Patent No. Re. 35,952, which relates to certain favorite channel features. TDL is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. The case has been stayed since July 2009, pending two reexamination petitions before the United States Patent and Trademark Office, which concluded in August 2015 resulting in 42 out of the 53 claims of the 952 patent being invalidated. As a result, the case resumed in August 2015. In a separate matter in which TDL is asserting the same patent, the court in that action ruled that four additional claims of the '952 patent are invalid because they claim unpatentable subject matter, and TDL has stipulated that it will not appeal that order. Only two claims of the ‘952 patent remain asserted against us. A trial date has not been set.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as EchoStar Corporation and our subsidiaries, EchoStar Technologies, L.L.C, HSS, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks. TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines. On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TQ Delta LLC

On July 17, 2015, TQ Delta, LLC (“TQ Delta”) filed a complaint against DISH Network, DISH DBS Corporation and DISH Network L.L.C. in the United States District Court for the District of Delaware. On May 16, 2016, TQ Delta filed a second amended complaint that added EchoStar Corporation and EchoStar Technologies L.L.C. as defendants. That complaint alleges infringement of United States Patent No. 6,961,369 (the “369 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 8,718,158 (the “158 patent”), which is entitled “System and Method for Scrambling the Phase of the Carriers in a Multicarrier Communications System”; United States Patent No. 9,014,243 (the “243 patent”), which is entitled “System and Method for Scrambling Using a Bit Scrambler and a Phase Scrambler”; United States Patent No.7,835,430 (the “430 patent”), which is entitled “Multicarrier Modulation Messaging for Frequency Domain Received Idle Channel Noise Information”; United States Patent No. 8,238,412 (the “412 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; United States Patent No. 8,432,956 (the “956 patent”), which is entitled “Multicarrier Modulation Messaging for Power Level per Subchannel Information”; and United States Patent No. 8,611,404 (the “404 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability”; and United States Patent No. 9,094,268 (the “268 patent”), which is entitled “Multicarrier Transmission System with Low Power Sleep Mode and Rapid-On Capability.” TQ Delta alleges that satellite TV services, Internet services, set-top boxes, gateways, routers, modems, adapters and networks that operate in accordance with one or more Multimedia over Coax Alliance Standards infringe the asserted patents. TQ Delta has filed actions in the same court alleging infringement of the same patents against Comcast Corp., Cox Communications, Inc., DirecTV, Time Warner Cable Inc. and Verizon Communications, Inc. TQ Delta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein. Trial has been set for November 13, 2017. On July 14, 2016, TQ Delta stipulated to dismiss with prejudice all claims related to the 369 patent and the 956 patent. On July 20, 2016, DISH Network filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims of the 404 patent and 268 patent asserted against it, and other parties have also filed petitions with the United States Patent and Trademark Office challenging the validity of all of the patent claims asserted in the action. On November 4, 2016, the United States Patent and Trademark Office agreed to institute proceedings on the third-party petitions related to the 158 patent, the 243 patent, the 412 patent and the 430 patent. On December 20, 2016, pursuant to a stipulation of the parties, the Court stayed the case until the resolution of all petitions to the United States Patent and Trademark Office challenging the validity of all of the patent claims at issue. On January 19, 2017, the United States Patent and Trademark Office granted our motions to join the instituted petitions on the 430 and 158 patents. On February 9, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 404 patent, and on February 13, 2017, the United States Patent and Trademark Office agreed to institute proceedings on our petition related to the 268 patent.

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint against EchoStar Corporation and our subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleged that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringed the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. Effective December 8, 2016, we, DISH Network Corporation and TWM entered into a settlement agreement pursuant to which the Court dismissed with prejudice all claims in the action on December 15, 2016.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 17.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.  Under this definition, we operate in three primary business segments, Hughes, EchoStar Technologies and ESS as described in Note 1 of these consolidated financial statements. Following consummation of the Share Exchange described in Note 20 of these consolidated financial statements, we will no longer operate the EchoStar Technologies business segment.

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

Prior to 2015, our OTT, SVOD platform business, including certain assets distributed to us in August 2014 in connection with the Exchange Agreement with Sling TV Holding (see Notes 6 and 19), was managed separately from our existing operating segments and was reported within “All Other and Eliminations.”  In the first quarter of 2015, we assigned management responsibility for our OTT, SVOD platform business to our EchoStar Technologies segment, where it continues to be managed and reported as a separate reporting unit. All prior period amounts have been retrospectively adjusted to present operations of our OTT, SVOD platform business in our EchoStar Technologies segment.

Transactions between segments were not significant for the years ended December 31, 2016, 2015 and 2014.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	Hughes	EchoStar Technologies	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For The Year Ended December 31, 2016
External revenue	$1,389,152	$1,248,534	$406,970	$12,074	$3,056,730
Intersegment revenue	$3,209	$663	$690	$(4,562)	$—
Total revenue	$1,392,361	$1,249,197	$407,660	$7,512	$3,056,730
EBITDA	$427,802	$89,549	$339,496	$26,684	$883,531
Capital expenditures	$322,362	$69,744	$58,925	$247,223	$698,254

For The Year Ended December 31, 2015
External revenue	$1,344,945	$1,297,510	$489,842	$11,417	$3,143,714
Intersegment revenue	$2,395	$688	$749	$(3,832)	$—
Total revenue	$1,347,340	$1,298,198	$490,591	$7,585	$3,143,714
EBITDA	$396,684	$106,745	$412,607	$(50,683)	$865,353
Capital expenditures	$285,499	$50,593	$101,215	$266,213	$703,520

For The Year Ended December 31, 2014
External revenue	$1,325,887	$1,626,826	$481,579	$11,286	$3,445,578
Intersegment revenue	$1,831	$540	$2,876	$(5,247)	$—
Total revenue	$1,327,718	$1,627,366	$484,455	$6,039	$3,445,578
EBITDA	$356,871	$154,786	$419,442	$(28,518)	$902,581
Capital expenditures	$218,607	$48,616	$28,734	$384,069	$680,026

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
EBITDA	$883,531	$865,353	$902,581
Interest income and expense, net	(102,381)	(111,637)	(162,247)
Depreciation and amortization	(495,068)	(528,158)	(556,676)
Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	762	(3,986)	(5,325)
Income before income taxes	$286,844	$221,572	$178,333

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

	As of December 31,
Long-lived assets:	2016	2015
	(In thousands)
North America:
United States	$4,499,384	$4,440,590
Canada and Mexico	16,668	1,242
All other	296,968	158,253
Total long-lived assets	$4,813,020	$4,600,085

	For the Years Ended December 31,
Revenue:	2016	2015	2014
	(In thousands)
North America:
United States	$2,623,967	$2,685,665	$2,958,539
Canada and Mexico	187,442	203,813	220,122
All other	245,321	254,236	266,917
Total revenue	$3,056,730	$3,143,714	$3,445,578

Transactions with Major Customers. For the years ended December 31, 2016, 2015 and 2014, our revenue included sales to one major customer. The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$107,300	$105,181	$112,692
EchoStar Technologies segment	1,130,985	1,141,435	1,443,419
EchoStar Satellite Services segment	349,549	423,465	407,236
All Other and Eliminations	12,058	11,404	11,244
Total DISH Network	1,599,892	1,681,485	1,974,591
All other	1,456,838	1,462,229	1,470,987
Total revenue	$3,056,730	$3,143,714	$3,445,578

Percentage of total revenue:
DISH Network	52.3%	53.5%	57.3%
All other	47.7%	46.5%	42.7%

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2016
Total revenue	$816,359	$757,629	$742,349	$740,393
Operating income	$86,465	$89,886	$81,981	$106,066
Net income attributable to EchoStar common stock	$50,674	$56,133	$36,644	$38,222
Basic earnings per share	$0.54	$0.60	$0.39	$0.41
Diluted earnings per share	$0.54	$0.60	$0.39	$0.40

Year ended December 31, 2015
Total revenue	$798,653	$793,595	$760,879	$790,587
Operating income	$81,205	$94,348	$88,607	$91,873
Net income attributable to EchoStar common stock	$33,402	$33,900	$30,102	$66,296
Basic earnings per share	$0.36	$0.37	$0.33	$0.71
Diluted earnings per share	$0.36	$0.36	$0.32	$0.71

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

Following the Share Exchange, we also expect that certain of the related party transactions described below will be terminated and that we will enter into agreements for new transactions with DISH Network, including agreements pursuant to which we obtain certain products, services and rights from DISH Network and DISH Network obtains certain products, services and rights from us.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equipment revenue — DISH Network

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

Services and other revenue — DISH Network

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction discussed in Note 4, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. DISH Network elected not to renew the satellite services agreement relative to the EchoStar I satellite. The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015. In December 2016, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2018.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd. in Englewood, Colorado is for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, both parties have the right to terminate this agreement upon 30 days’ notice.

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr. in Littleton, Colorado is for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, both parties have the right to terminate this agreement upon 30 days’ notice.

Atlanta Sublease Agreement. The sublease for certain space at 211 Perimeter Center in Atlanta, Georgia terminated in October 2016.

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

DISHOnline.com Services Agreement. Effective January 2010, DISH Network entered into a two-year agreement with us pursuant to which DISH Network receives certain services associated with an online video portal. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. DISH Network has the option to renew this agreement for successive one year terms and the agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us. In October 2014, DISH Network exercised its right to renew this

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

agreement for a one-year period ending in December 2015, and in November 2015, DISH Network exercised its right to renew this agreement for an additional one-year period ending in December 2016. In December 2016, we and DISH Network amended this agreement to, among other things, extend the term for one year through December 2017.

DISH Remote Access Services Agreement. Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives, among other things, certain remote digital video recorder (“DVR”) management services. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement had an initial term of five years with automatic renewal for successive one year terms. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

SlingService Services Agreement. Effective February 2010, we entered into an agreement with DISH Network pursuant to which DISH Network receives certain services related to placeshifting. The fees for the services provided under this services agreement depend, among other things, upon the cost to develop and operate such services. This agreement had an initial term of five years with automatic renewal for successive one year terms. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. The agreement may be terminated by DISH Network for any reason upon at least 120 days’ notice to us.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. TerreStar generally has the right to continue to receive warranty services from us for one of our products on a month-to-month basis. The provision of warranty services for our other product will continue until March 2018 and will automatically renew in March 2018 for an additional one-year period, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

Set-Top Box Application Development Agreement. In November 2012, we and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provide DISH Network with certain services relating to the development of web-based applications for set-top boxes for the period ending in February 2016. The Application Development Agreement automatically renewed in February 2017 for a one-year period ending in February 2018, and renews automatically for successive one-year periods thereafter, unless terminated earlier by us or DISH Network at any time upon at least 90 days’ notice. The fees for services provided under the Application Development Agreement are calculated at our cost of providing the relevant service plus a fixed margin, which will depend on the nature of the services provided.

XiP Encryption Agreement. In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provide certain security measures on

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us prior to the end of the term. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) (“Sling TV Holding”). Effective July 2012, we and DISH Network formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by us. Sling TV Holding was formed to develop and commercialize certain advanced technologies. At that time, we, DISH Network and Sling TV Holding entered into the following agreements with respect to Sling TV Holding: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (“Operating Agreement”), which provides for the governance of Sling TV Holding; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, Sling TV Holding had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. Additionally, the spouse of Mr. Vivek Khemka, the President - EchoStar Technologies L.L.C., is employed as Vice President of Business Development and Operations of Sling TV Holding.

Effective August 2014, we and Sling TV Holding entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest. As a result, DISH Network has a 90.0% equity interest and a 100% voting interest in Sling TV Holding. In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement. Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding:  (1) continues to have certain rights and corresponding obligations with respect to its business; (2) continues to have the right, but not the obligation, to receive certain services from us and DISH Network; and (3) has a license from us to use certain of the assets distributed to us as part of the Exchange Agreement. Following the consummation of the Share Exchange, we will no longer hold our investment in Sling TV Holding.

Cost of sales — equipment and services and other— DISH Network

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Services Received from DISH Network — EchoStar XV. In May 2013, we began receiving satellite services from DISH Network on the EchoStar XV satellite and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization. Effective March 2014, this satellite services agreement converted to a month-to-month service agreement with both parties having the right to terminate this agreement upon 30 days’ notice. In October 2015, we provided DISH Network a notice to terminate this agreement effective in November 2015, and the agreement was terminated according to its terms in November 2015.

General and administrative expenses — DISH Network

Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement. In January 2010, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who remains employed as DISH Network’s Executive Vice President and Chief Technology Officer, currently also provides services to us pursuant to the Professional Services Agreement as President - EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. The Professional Services Agreement automatically renewed in January 2017 for an additional one-year period until January 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Other agreements — DISH Network

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH Network Corporation and certain of its subsidiaries which provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that will hold our EchoStar Technologies businesses (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar will no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH Network. Pursuant to the Share Exchange Agreement, EchoStar will transfer certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network will assume certain liabilities relating to the transferring assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by EchoStar related to the transferring assets, assumed liabilities and the financial condition of the transferring businesses. Prior to closing, EchoStar and its subsidiaries have agreed to conduct the transferring businesses in the ordinary course and not to undertake specified actions without the written consent of DISH Network. The parties’ obligations to close the Share Exchange are subject to various conditions. EchoStar and DISH Network have agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by it causes the transaction to be taxable to the other party after closing. In connection with the Share Exchange, EchoStar and DISH Network and certain of their subsidiaries will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services. See Note 20 for further information.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intellectual Property Matters Agreement. We entered into an Intellectual Property Matters Agreement with DISH Network in connection with the Spin-off. The Intellectual Property Matters Agreement governs our relationship with DISH Network with respect to patents, trademarks and other intellectual property. The Intellectual Property Matters Agreement will continue in perpetuity unless mutually terminated by the parties. Pursuant to the Intellectual Property Matters Agreement, DISH Network irrevocably assigned to us all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of our set-top box business. In addition, the agreement permits us to use, in the operation of our set-top box business, certain other intellectual property currently owned or licensed by DISH Network. In addition, DISH Network may not use the “EchoStar” name as a trademark, except in certain limited circumstances. Similarly, the Intellectual Property Matters Agreement provides that we will not make any use of the name or trademark “DISH Network” or any other trademark owned by DISH Network, except in certain circumstances.

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

In light of the tax sharing agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns. Prior to the agreement with DISH Network, the federal tax benefits were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement requires DISH Network to pay us the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit, which we currently estimate would be after 2017. Accordingly, we recorded a noncurrent receivable from DISH Network in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013. In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sling Trademark License Agreement. In December 2014, Sling TV Holding entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding has the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark through December 2016. In December 2016, Sling TV Holding and Sling Media, Inc. amended this agreement to extend the term thereof on a month-to-month basis. Either party may terminate this agreement at any time upon 21 days prior written notice to the other party.

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

Patent Cross-License Agreements. In December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby:  (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”). Each Cross-License Agreement covers patents acquired by the respective party prior to January 2017 and aggregate payments under both Cross-License Agreements total less than $10.0 million. Each Cross-License Agreement contained an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 2022.  In December 2016, both we and DISH Network exercised our renewal options, resulting in aggregate additional payments to such third party totaling less than $3.0 million. Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenue of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

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

Caltech. two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in On October 1, 2013, Caltech filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

these actions. See Note 16 of these consolidated financial statements for further information. dismissed with prejudice all of its claims in these actions. See Note 16 of these consolidated financial statements for further information.

Orange, NJ. In October 2016, we and DISH Network sold two parcels of real estate owned separately by us and DISH Network in Orange, NJ to a third party pursuant to a purchase and sale agreement. Pursuant to the agreement, we and DISH Network separately received our respective payments from the buyer.

Invidi. In November 2010 and April 2011, we made investments in Invidi Technologies Corporation (“Invidi”) in exchange for shares of Invidi’s Series D Preferred Stock. In November 2016, DIRECTV, LLC, a wholly owned indirect subsidiary of AT&T Inc., DISH Network and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi. As a result of the transaction, we sold our ownership interest in Invidi on the same terms offered to the other shareholders of Invidi. The transaction closed in January 2017.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility. The initial interest rate on the loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default. In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms. In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of December 31, 2016, the principal amount outstanding of the loan facility was zero. In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2016. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our consolidated financial statements.

NagraStar L.L.C.

We own 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that is our primary provider of encryption and related security technology used in our set-top boxes. We account for our investment in NagraStar using the equity method. We made purchases from NagraStar totaling approximately $11.9 million, $19.6 million and $22.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had trade accounts payable to NagraStar totaling approximately $1.5 million and $2.6 million, respectively. Following the consummation of the Share Exchange, we will no longer hold our investment in NagraStar.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico. We provide certain broadcast services and satellite services and sell hardware such as digital set-top boxes and related equipment to Dish Mexico.

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes revenue from sales of hardware and services we provided to Dish Mexico.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Digital set-top boxes and related accessories	$52,324	$66,779	$60,464
Satellite services	$23,347	$23,347	$23,327
Uplink services	$4,059	$4,996	$6,251

As of December 31, 2016 and 2015, we had trade accounts receivable from Dish Mexico of approximately $24.2 million and $32.9 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $3.0 million, $2.7 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had trade accounts receivable from Deluxe of approximately $0.7 million and $0.1 million, respectively.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we account for using the equity method. Pursuant to our agreements with SmarDTV and its subsidiaries, we purchased engineering services from and paid royalties to SmarDTV and its subsidiaries totaling $6.3 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we had trade accounts payable to SmarDTV of $2.4 million and $0.9 million, respectively, and a current note receivable from SmarDTV of zero and $0.5 million, respectively, arising from a working capital adjustment pursuant to the acquisition agreement. Following the consummation of the Share Exchange, we will no longer own our interest in the equity and subordinated debt of SmarDTV and will no longer purchase engineering services from SmarDTV.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. We incurred expenses of approximately $1.45 million payable to AsiaSat under this agreement for the year ended December 31, 2016. In 2016, Mr. William David Wade, a member of our board of directors, served as the Chief Executive Officer of AsiaSat and Mr. Wade is currently serving as a senior advisor to the CEO of AsiaSat through March 2017.

Note 20.    Subsequent Event

On January 31, 2017, EchoStar Corporation (“EchoStar”) and certain subsidiaries of EchoStar entered into the Share Exchange Agreement with DISH Network Corporation and certain of its subsidiaries (“DISH Network”).

Pursuant to the Share Exchange Agreement, among other things EchoStar will receive all of the shares of EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain subsidiaries which will hold substantially all of the EchoStar Technologies business segment. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH Network.

Following the closing of the Share Exchange, the Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and the terms of, the Tracking Stock will terminate and be of no further effect. The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The Share Exchange Agreement provides for customary termination rights of EchoStar and DISH, including the right of either party to terminate the Share Exchange Agreement if the Share Exchange has not closed by March 31, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing).  While we

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all.

As a result of this transaction, we expect the historical financial results of our EchoStar Technologies segment prior to the closing of the Share Exchange to be reflected in the Company’s consolidated financial statements as discontinued operations beginning in the period the Share Exchange is consummated. We also expect the noncontrolling interest in HSS Tracking Stock, as reflected in our stockholders equity to be eliminated as a result of the retirement of the HSS Tracking Stock.

ECHOSTAR CORPORATION
SCHEDULE I

CONDENSED BALANCE SHEETS
(Parent Company Information Only— See notes to consolidated financial statements)
(In thousands, except per share amounts)

	As of December 31,
	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$498,219	$530,678
Marketable investment securities, at fair value	334,593	358,995
Other current assets	2,258	2,560
Total current assets	835,070	892,233
Noncurrent Assets:
Investments in consolidated subsidiaries, including intercompany balances	2,854,218	2,446,916
Restricted cash and marketable investment securities	1,106	862
Deferred tax assets	122,124	245,457
Other intangible assets, net	—	5,221
Investments in unconsolidated entities	27,529	26,476
Other receivable - DISH Network	88,252	88,503
Other noncurrent assets, net	465	—
Total noncurrent assets	3,093,694	2,813,435
Total assets	$3,928,764	$3,705,668

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued expenses and other	$8,699	$10,190
Total current liabilities	8,699	10,190
Total liabilities	8,699	10,190
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, 13,000,000 shares authorized, 6,290,499 issued and outstanding at each of December 31, 2016 and 2015	6	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 52,243,465 shares issued and 46,711,147 shares outstanding at December 31, 2016 and 51,087,839 shares issued and 45,555,521 shares outstanding at December 31, 2015	52	51
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of December 31, 2016 and 2015	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2016 and 2015	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of December 31, 2016 and 2015	—	—
Additional paid-in capital	3,828,677	3,776,451
Accumulated other comprehensive loss	(124,803)	(117,233)
Accumulated earnings	314,247	134,317
Treasury stock, at cost	(98,162)	(98,162)
Total stockholders’ equity	3,920,065	3,695,478
Total liabilities and stockholders’ equity	$3,928,764	$3,705,668

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Parent Company Information Only— See notes to consolidated financial statements)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Costs and Expenses:
Selling, general and administrative expenses	$1,622	$1,482	$1,536
Depreciation and amortization	5,221	16,964	16,965
Total costs and expenses	6,843	18,446	18,501
Operating losses	(6,843)	(18,446)	(18,501)

Other Income (Expense):
Interest income and expense, net	10,348	7,941	8,880
Gains (losses) on marketable investment securities, net	2,772	(5,067)	73
Equity in earnings (losses) of unconsolidated affiliates, net	6,053	6,157	(4,389)
Other, net	(18)	790	5,835
Total other income, net	19,155	9,821	10,399
Income (loss) before income taxes and equity in earnings of consolidated subsidiaries, net	12,312	(8,625)	(8,102)
Equity in earnings of consolidated subsidiaries, net	172,466	166,731	159,871
Income tax benefit (provision), net	(4,848)	(4,749)	1,105
Net income	$179,930	$153,357	$152,874

Comprehensive Income (Loss):
Net income	$179,930	$153,357	$152,874
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	7,565	(7,844)	(5,280)
Recognition of realized (gains) losses on available-for-sale securities in net income	(2,594)	5,086	(73)
Equity in other comprehensive loss of consolidated subsidiaries, net	(12,541)	(58,619)	(35,848)
Total other comprehensive loss, net of tax	(7,570)	(61,377)	(41,201)
Comprehensive income	$172,360	$91,980	$111,673

ECHOSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information Only— See notes to consolidated financial statements)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$179,930	$153,357	$152,874
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,221	16,964	16,965
Equity in (earnings) losses of unconsolidated affiliates, net	(6,053)	(6,157)	4,389
Equity in earnings of consolidated subsidiaries, net	(172,466)	(166,731)	(159,871)
Losses (gains) and impairment on marketable investment securities, net	(2,772)	5,067	(73)
Deferred tax provision (benefit)	4,848	4,749	(1,105)
Dividends received from unconsolidated entity	5,000	5,000	5,000
Changes in current assets and current liabilities, net	2,093	7,205	6,389
Changes in noncurrent assets and noncurrent liabilities, net	251	(566)	35
Other, net	4,661	7,705	13,319
Net cash flows from operating activities	20,713	26,593	37,922

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(524,517)	(327,610)	(1,013,699)
Sales and maturities of marketable investment securities	548,721	701,832	1,118,187
Contributions to subsidiaries and affiliates, net	(104,099)	(182,943)	(275,545)
Investments in unconsolidated entities	—	—	(18,569)
Changes in restricted cash and marketable investment securities	(244)	431	(270)
Other	(465)	—	—
Net cash flows from investing activities	(80,604)	191,710	(189,896)
Cash Flows from Financing Activities:
Net proceeds from Class A common stock options exercised and stock issued under the Employee Stock Purchase Plan	27,432	38,729	28,857
Other, net	—	—	(3,075)
Net cash flows from financing activities	27,432	38,729	25,782

Net increase (decrease) in cash and cash equivalents	(32,459)	257,032	(126,192)
Cash and cash equivalents, beginning of period	530,678	273,646	399,838
Cash and cash equivalents, end of period	$498,219	$530,678	$273,646

ECHOSTAR CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2016, 2015 and 2014 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2016	$12,485	$14,389	$(13,474)	$13,400
December 31, 2015	$14,188	$6,712	$(8,415)	$12,485
December 31, 2014	$13,237	$7,242	$(6,291)	$14,188