Form 10-Q
period 2017-03-31
EchoStar CORP
filed 2017-05-10
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check is a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 1, 2017, the registrant’s outstanding common stock consisted of 47,804,925 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

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

•	our failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors; and

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances.

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward‑looking statements. We assume no responsibility for updating forward‑looking information contained or incorporated by reference herein or in any documents we file with the SEC, except as required by law.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$2,799,545	$2,570,365
Marketable investment securities, at fair value	383,015	522,516
Trade accounts receivable, net of allowance for doubtful accounts of $11,371 and $12,956, respectively	167,860	182,527
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	50,284	19,417
Inventory	79,422	62,620
Prepaids and deposits	45,604	43,456
Other current assets	12,495	10,862
Current assets of discontinued operations	213,191	311,524
Total current assets	3,751,416	3,723,287
Noncurrent Assets:
Restricted cash and marketable investment securities	8,343	12,926
Property and equipment, net of accumulated depreciation of $2,724,049 and $2,598,492, respectively	3,425,548	3,398,195
Regulatory authorizations, net	545,620	544,633
Goodwill	504,173	504,173
Other intangible assets, net	73,006	80,734
Investments in unconsolidated entities	165,992	171,016
Other receivable - DISH Network	91,029	90,586
Other noncurrent assets, net	181,899	166,385
Noncurrent assets of discontinued operations	—	316,924
Total noncurrent assets	4,995,610	5,285,572
Total assets	$8,747,026	$9,008,859
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$134,461	$170,297
Trade accounts payable - DISH Network	3,691	1,072
Current portion of long-term debt and capital lease obligations	37,270	32,984
Deferred revenue and prepayments	54,596	59,989
Accrued interest	57,012	46,487
Accrued compensation	30,013	53,454
Accrued expenses and other	106,391	95,726
Current liabilities of discontinued operations	311	71,429
Total current liabilities	423,745	531,438
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,620,044	3,622,463
Deferred tax liabilities, net	736,186	746,667
Other noncurrent liabilities	121,341	90,785
Noncurrent liabilities of discontinued operations	—	10,701
Total noncurrent liabilities	4,477,571	4,470,616
Total liabilities	4,901,316	5,002,054
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at March 31, 2017 and 13,000,000 shares authorized and 6,290,499 issued and outstanding at December 31, 2016	—	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 53,320,812 shares issued and 47,788,494 shares outstanding at March 31, 2017 and 52,243,465 shares issued and 46,711,147 shares outstanding at December 31, 2016	53	52
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of March 31, 2017 and December 31, 2016	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2017 and December 31, 2016	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,644,370	3,828,677
Accumulated other comprehensive loss	(80,191)	(124,803)
Accumulated earnings	366,470	314,247
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,832,588	3,920,065
Noncontrolling interest in HSS Tracking Stock	—	73,910
Other noncontrolling interests	13,122	12,830
Total stockholders’ equity	3,845,710	4,006,805
Total liabilities and stockholders’ equity	$8,747,026	$9,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Services and other revenue - DISH Network	$114,955	$116,449
Services and other revenue - other	269,791	269,897
Equipment revenue - DISH Network	31	2,769
Equipment revenue - other	48,374	42,859
Total revenue	433,151	431,974
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	131,783	125,582
Cost of sales - equipment (exclusive of depreciation and amortization)	43,938	43,108
Selling, general and administrative expenses	82,991	80,545
Research and development expenses	7,705	6,932
Depreciation and amortization	115,083	110,077
Total costs and expenses	381,500	366,244
Operating income	51,651	65,730

Other Income (Expense):
Interest income	8,291	3,965
Interest expense, net of amounts capitalized	(45,396)	(23,171)
Gains on investments, net	12,035	2,462
Other-than-temporary impairment loss on available-for-sale securities	(3,298)	—
Equity in earnings (losses) of unconsolidated affiliates, net	6,408	(808)
Other, net	1,072	7,379
Total other expense, net	(20,888)	(10,173)
Income from continuing operations before income taxes	30,763	55,557
Income tax benefit (provision)	12	(20,172)
Net income from continuing operations	30,775	35,385
Net income from discontinued operations	6,577	13,058
Net income	37,352	48,443
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(655)	(823)
Less: Net income attributable to other noncontrolling interests	292	111
Net income attributable to EchoStar	37,715	49,155
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock	(1,209)	(1,519)
Net income attributable to EchoStar common stock	$38,924	$50,674

Amounts attributable to EchoStar common stock:
Net income from continuing operations	$32,347	$37,616
Net income from discontinued operations	6,577	13,058
Net income attributable to EchoStar common stock	$38,924	$50,674

Weighted-average common shares outstanding - Class A and B common stock:
Basic	94,745	93,331
Diluted	95,893	93,852

Earnings per share - Class A and B common stock:
Basic:
Continuing operations	$0.34	$0.40
Discontinued operations	0.07	0.14
Total basic earnings per share	$0.41	$0.54

Diluted:
Continuing operations	$0.34	$0.40
Discontinued operations	0.07	0.14
Total diluted earnings per share	$0.41	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Comprehensive Income:
Net income	$37,352	$48,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,038	11,624
Unrealized gains on available-for-sale securities and other	20,032	1,503
Recognition of realized gains on available-for-sale securities in net income	(2,756)	(2,247)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	3,298	—
Total other comprehensive income, net of tax	44,612	10,880
Comprehensive income	81,964	59,323
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	(655)	(823)
Less: Comprehensive income attributable to other noncontrolling interests	292	111
Comprehensive income attributable to EchoStar	$82,327	$60,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2015	$99	$6	$3,776,451	$(117,233)	$134,317	$(98,162)	$74,854	$11,310	$3,781,642
Issuances of Class A common stock:
Exercise of stock options	1	—	2,314	—	—	—	—	—	2,315
Employee benefits	—	—	11,126	—	—	—	—	—	11,126
Employee Stock Purchase Plan	—	—	4,020	—	—	—	—	—	4,020
Stock-based compensation	—	—	4,384	—	—	—	—	—	4,384
R&D tax credits utilized by DISH Network	—	—	(691)	—	—	—	—	—	(691)
Other, net	—	—	(451)	—	—	—	—	—	(451)
Net income (loss)	—	—	—	—	49,155	—	(823)	111	48,443
Foreign currency translation adjustment				11,624	—	—	—	—	11,624
Unrealized losses on available-for-sale securities, net and other	—	—	—	(744)	—	—	—	—	(744)
Balance, March 31, 2016	$100	$6	$3,797,153	$(106,353)	$183,472	$(98,162)	$74,031	$11,421	$3,861,668

Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Issuances of Class A common stock:
Exercise of stock options	1	—	28,037	—	—	—	—	—	28,038
Employee benefits	—	—	11,199	—	—	—	—	—	11,199
Employee Stock Purchase Plan	—	—	2,409	—	—	—	—	—	2,409
Stock-based compensation	—	—	956	—	—	—	—	—	956
Cumulative effect of adoption of ASU 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(93)	—	—	—	—	—	(93)
Net income (loss)	—	—	—	—	37,715	—	(655)	292	37,352
Foreign currency translation adjustment				24,038	—	—	—	—	24,038
Unrealized losses and impairment on available-for-sale securities, net and other	—	—	—	20,574	—	—	—	—	20,574
Balance, March 31, 2017	$101	$—	$3,644,370	$(80,191)	$366,470	$(98,162)	$—	$13,122	$3,845,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$37,352	$48,443
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	126,742	126,734
Equity in losses (earnings) of unconsolidated affiliates, net	(5,249)	963
Gain and impairment on investments, net	(8,737)	(2,462)
Stock-based compensation	956	4,384
Deferred tax provision	343	25,684
Dividends received from unconsolidated entity	7,500	—
Changes in current assets and current liabilities, net	(13,857)	(18,184)
Changes in noncurrent assets and noncurrent liabilities, net	(6,003)	3,388
Other, net	2,308	3,899
Net cash flows from operating activities	141,355	192,849
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(45,905)	(321,892)
Sales and maturities of marketable investment securities	205,296	323,889
Expenditures for property and equipment	(102,463)	(235,223)
Refunds and other receipts related to capital expenditures	—	24,087
Changes in restricted cash and marketable investment securities	4,583	(662)
Sale of investment in unconsolidated entity	17,781	—
Expenditures for externally marketed software	(10,832)	(5,959)
Other, net	—	1,460
Net cash flows from investing activities	68,460	(214,300)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	(8,736)	(10,542)
Net proceeds from Class A common stock options exercised	26,325	2,315
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,409	4,020
Cash exchanged for Tracking Stock	(651)	—
Other, net	(1,475)	(302)
Net cash flows from financing activities	17,872	(4,509)
Effect of exchange rates on cash and cash equivalents	715	536
Net increase (decrease) in cash and cash equivalents	228,402	(25,424)
Cash and cash equivalents, beginning of period	2,571,143	924,240
Cash and cash equivalents, end of period	$2,799,545	$898,816

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$54,053	$10,476
Capitalized interest	$21,824	$22,021
Cash paid for income taxes	$1,035	$2,586
Employee benefits paid in Class A common stock	$11,199	$11,126
Property and equipment financed under capital lease obligations	$7,485	$2,351
Increase (decrease) in capital expenditures included in accounts payable, net	$(6,315)	$3,670
Capitalized in-orbit incentive obligations	$31,000	$—
Noncash net assets exchanged for Tracking Stock	$299,425	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SATS.”

In February 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar and our subsidiary Hughes Satellite Systems Corporation (“HSS”) issued the Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the shares issued as EchoStar Tracking Stock represented a 51.89% economic interest in HRG and the shares issued as HSS Tracking Stock represented a 28.11% economic interest in the Hughes Retail Group). In addition to the remaining 20.0% economic interest in the HRG, EchoStar retained all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.

On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by HSS (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect. As a result of the Share Exchange, the condensed consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 3 for further discussion of our discontinued operations.

We currently operate in the following two business segments:

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. These activities, costs and income are accounted for in “Corporate and Other.”

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  Prior to the consummation of the Share Exchange on February 28, 2017, DISH Network held the Tracking Stock discussed above. A substantial majority of the voting power of the shares of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.

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
As of December 31, 2016, noncontrolling interests consisted primarily of HSS Tracking Stock previously owned by DISH Network. As a result of the Share Exchange, the noncontrolling interest in HSS Tracking Stock was extinguished as of February 28, 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the three months ended March 31, 2017 or 2016.

As of March 31, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 11) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of March 31, 2017 and December 31, 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $103.6 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. In addition, we incurred other research and development expenses of approximately $7.7 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of March 31, 2017 and December 31, 2016, the net carrying amount of externally marketed software was $83.8 million and $76.3 million, respectively, of which $13.5 million and $50.1 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $10.8 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. We recorded amortization expense relating to the development of externally marketed software of $3.4 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average useful life of our externally marketed software was approximately four years as of March 31, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). It outlines a single comprehensive model, codified in Topic 606 of the FASB Accounting Standards Codification, for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year. As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods. The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In January 2017, the FASB issued ASU No. 2016-20, Technical Corrections to Topic 606, which clarifies, but does not fundamentally change, certain aspects of the new revenue standard. We plan to adopt the new revenue standard as of January 1, 2018, but have not selected the transition method that we will apply upon adoption. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The update specifies requirements for retrospective, modified retrospective or prospective application for the various amendments contained in the update. Upon adoption of this standard as of January 1, 2017, we recorded a $14.5 million deferred tax asset and a corresponding credit to accumulated earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. We did not change our accounting policy to estimate forfeitures in determining compensation cost. We prospectively adopted amendments requiring presentation of excess tax benefits in operating activities in the statement of cash flows and dealing with the treatment of excess tax benefits in the calculation of diluted earnings per share. Our adoption of this update did not have a material impact on our financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. We early adopted ASU 2016-16 as of January 1, 2017. Our adoption of this update did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, which must apply the guidance retrospectively to all periods presented. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. We early adopted ASU 2017-04 as of January 1, 2017. Our adoption of this update did not have any impact on our condensed consolidated financial statements, but it may impact the recognition and measurement of a goodwill impairment loss in future periods if we determine that the carrying amount of any reporting units including goodwill exceeds fair value of the reporting unit.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 3.    Discontinued Operations

On January 31, 2017, we and certain of our subsidiaries entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

As a result of the Share Exchange, the historical financial results of our EchoStar Technologies segment prior to the closing of the Share Exchange are reflected in our condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The noncontrolling interest in HSS Tracking Stock, as reflected in our stockholders equity, was extinguished as of February 28, 2017 as a result of the Share Exchange.

The following table presents the operating results of our discontinued operations:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$143,063	$344,122
Equipment, services and other revenue - other	10,164	40,263
Total revenue	153,227	384,385
Costs and Expenses:
Cost of equipment, services and other	121,843	315,335
Selling, general and administrative expenses	5,853	18,148
Research and development expenses	4,635	13,510
Depreciation and amortization	11,659	16,657
Total costs and expenses	143,990	363,650
Operating income	9,237	20,735
Other Income (Expense):
Interest expense	(15)	(38)
Equity in losses of unconsolidated affiliates, net	(1,159)	(155)
Other, net	(65)	7
Total income (expense), net	(1,239)	(186)
Income from discontinued operations before income taxes	7,998	20,549
Income tax provision	(1,421)	(7,491)
Net income from discontinued operations	$6,577	$13,058

Expenditures for property and equipment of our discontinued operations totaled $12.5 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents the aggregate carrying amounts of assets and liabilities of our discontinued operations:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Assets:
Cash and cash equivalents	$—	$778
Trade accounts receivable, net	44	27,261
Trade accounts receivable - DISH Network	213,147	259,198
Inventory	—	9,824
Prepaids and deposits	—	14,463
Current assets of discontinued operations	213,191	311,524
Property and equipment, net	—	271,108
Goodwill	—	6,457
Other intangible assets, net	—	7,720
Investments in unconsolidated entities	—	26,203
Other noncurrent assets, net	—	5,436
Noncurrent assets of discontinued operations	—	316,924
Total assets of discontinued operations	$213,191	$628,448

Liabilities:
Trade accounts payable	$309	$19,518
Trade accounts payable - DISH Network	—	3,960
Current portion of capital lease obligations	—	4,323
Deferred revenue and prepayments	—	2,967
Accrued compensation	—	4,652
Accrued royalties	—	23,199
Accrued expenses and other	2	12,810
Current liabilities of discontinued operations	311	71,429
Capital lease obligations	—	416
Deferred tax liabilities, net	—	7,353
Other noncurrent liabilities	—	2,932
Noncurrent liabilities of discontinued operations	—	10,701
Total liabilities of discontinued operations	$311	$82,130

Note 4.    Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 0.7 million shares and 3.3 million shares for the three months ended March 31, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Prior to the Share Exchange, the EchoStar Tracking Stock was a participating security that shared in our consolidated earnings and therefore, we applied the two-class method to calculate EPS for periods prior to March 1, 2017. Under the two-class method, we allocated net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings. Based on the 51.89% economic interest in the Hughes Retail Group represented by the EchoStar Tracking Stock, we allocated undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group. Moreover, because the reported amount of “Net income attributable to EchoStar” in our condensed consolidated statements of operations and comprehensive income (loss) excluded DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excluded an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to EchoStar common stock:
Net income attributable to EchoStar	$37,715	$49,155
Less: Net loss attributable to EchoStar Tracking Stock	(1,209)	(1,519)
Net income attributable to EchoStar common stock	$38,924	$50,674

Net income from continuing operations	$32,347	$37,616
Net income from discontinued operations	6,577	13,058
Net income attributable to EchoStar common stock	$38,924	$50,674

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	94,745	93,331
Dilutive impact of stock awards outstanding	1,148	521
Diluted	95,893	93,852

Earnings per share:
Class A and B common stock:
Basic:
Continuing operations	$0.34	$0.40
Discontinued operations	0.07	0.14
Total basic earnings per share	$0.41	$0.54

Diluted:
Continuing operations	$0.34	$0.40
Discontinued operations	0.07	0.14
Total diluted earnings per share	$0.41	$0.54

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5.    Other Comprehensive Income (Loss) and Related Tax Effects

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $111.4 million and $135.4 million as of March 31, 2017 and December 31, 2016, respectively. Other comprehensive income for the three months ended March 31, 2017 includes a $3.0 million deferred tax benefit for foreign currency translation losses related to an asset that was transferred from a foreign subsidiary to a domestic subsidiary in March 2017.

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended March 31,
		2017	2016
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains on investments, net	$(2,756)	$(2,247)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	3,298	—
Total reclassifications, net of tax and noncontrolling interests		$542	$(2,247)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains on investments, net” in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	We recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 6.    Investment Securities

Our marketable investment securities and restricted cash and cash equivalents consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$231,956	$402,670
Strategic equity securities	140,136	94,816
Other	10,923	25,030
Total marketable investment securities—current	383,015	522,516
Restricted marketable investment securities (1)	7,576	12,203
Total	$390,591	$534,719

Restricted cash and cash equivalents (1)	$767	$723

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three months ended March 31, 2017 or 2016. We recognized a $3.3 million other-than-temporary impairment for the three months ended March 31, 2017 on one of our investments. This investment had been in a continuous loss position for more than 12 months and experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

For the three months ended March 31, 2017 and 2016, “Gains on investments, net” included gains of $0.1 million and $0.2 million, respectively, related to trading securities that we held as of March 31, 2017 and 2016, respectively. The fair values of our trading securities were $7.3 million and $7.2 million as of March 31, 2017 and December 31, 2016, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

Restricted Cash and Marketable Investment Securities

As of March 31, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2017
Debt securities:
Corporate bonds	$231,838	$153	$(35)	$231,956
Other (including restricted)	13,723	—	(28)	13,695
Equity securities - strategic	101,816	31,030	—	132,846
Total available-for-sale securities	$347,377	$31,183	$(63)	$378,497
As of December 31, 2016
Debt securities:
Corporate bonds	$402,472	$285	$(87)	$402,670
Other (including restricted)	32,488	3	(23)	32,468
Equity securities - strategic	77,149	13,120	(2,652)	87,617
Total available-for-sale securities	$512,109	$13,408	$(2,762)	$522,755

As of March 31, 2017, restricted and non-restricted available-for-sale securities included debt securities of $240.0 million with contractual maturities of one year or less and $5.6 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	March 31, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$68,725	$(63)	$154,826	$(2,760)
12 months or more	—	—	1,571	(2)
Total	$68,725	$(63)	$156,397	$(2,762)

Sales of Available-for-Sale Securities

We recognized gains from the sales of our available-for-sale securities of $2.8 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three months ended March 31, 2017 and 2016.

Proceeds from sales of our available-for-sale securities totaled $22.0 million and $12.2 million for the three months ended March 31, 2017 and 2016, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2017 and December 31, 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$2,717,719	$71,834	$2,645,885	$2,490,168	$62,332	$2,427,836
Debt securities:
Corporate bonds	$231,956	$—	$231,956	$402,670	$—	$402,670
Other (including restricted)	18,499	12,202	6,297	37,233	13,517	23,716
Equity securities - strategic	140,136	140,136	—	94,816	94,816	—
Total marketable investment securities	$390,591	$152,338	$238,253	$534,719	$108,333	$426,386

Investments in Unconsolidated Entities — Noncurrent

We have strategic investments in certain non-publicly traded equity securities that are accounted for using either the equity or the cost method of accounting. Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$69,513	$80,052
Equity method	96,479	90,964
Total investments in unconsolidated entities—noncurrent	$165,992	$171,016

We recorded cash distribution from one of these investments accounted for using the equity method of $7.5 million and zero for the three months ended March 31, 2017 and 2016, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statements of cash flows.

In January 2017, we sold our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale. We recognized a gain of $8.9 million and received cash proceeds of $17.8 million in connection with this transaction for the three months ended March 31, 2017. See Note 16 for additional information about this transaction.

In connection with the Share Exchange, our equity interests in NagraStar L.L.C. and SmarDTV SA, which we accounted for using the equity method, and our equity interest in Sling TV Holding L.L.C., which we accounted for using the cost method, were transferred to DISH Network as of February 28, 2017. See Notes 3 and 16 for additional information about the Share Exchange and related party transactions with these companies in which we held equity interests.

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$151,536	$159,313
Contracts in process, net	27,695	36,170
Total trade accounts receivable	179,231	195,483
Allowance for doubtful accounts	(11,371)	(12,956)
Trade accounts receivable - DISH Network	50,284	19,417
Total trade accounts receivable, net	$218,144	$201,944

As of March 31, 2017 and December 31, 2016, progress billings offset against contracts in process amounted to $10.4 million and $14.6 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$64,762	$49,755
Raw materials	7,936	6,678
Work-in-process	6,724	6,187
Total inventory	$79,422	$62,620

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		March 31, 2017	December 31, 2016
		(In thousands)
Land	—	$33,559	$35,815
Buildings and improvements	1-40	181,637	175,593
Furniture, fixtures, equipment and other	1-12	636,114	514,056
Customer rental equipment	2-4	722,549	689,579
Satellites - owned	2-15	2,926,569	2,381,120
Satellites acquired under capital leases	10-15	796,245	781,761
Construction in progress	—	852,924	1,418,763
Total property and equipment		6,149,597	5,996,687
Accumulated depreciation		(2,724,049)	(2,598,492)
Property and equipment, net		$3,425,548	$3,398,195

Construction in progress consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$754,524	$1,235,577
Satellite related equipment	81,278	152,737
Other	17,122	30,449
Construction in progress	$852,924	$1,418,763

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of March 31, 2017.

Satellites	Segment	Expected Launch Date
EchoStar XXI	Corporate and Other	Second quarter of 2017
EchoStar XXIII (1)	Corporate and Other	March 2017
EchoStar 105/SES-11	ESS	Third or fourth quarter of 2017
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in March 2017 and placed into service in the second quarter of 2017.

(2)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Satellites	$52,143	$46,965
Furniture, fixtures, equipment and other	17,878	15,888
Customer rental equipment	30,596	29,137
Buildings and improvements	1,750	1,746
Total depreciation expense	$102,367	$93,736

Satellites

As of March 31, 2017, our satellite fleet consisted of 19 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of March 31, 2017.

Recent Developments

EchoStar VIII. During the second quarter of 2017, EchoStar VIII was removed from its orbital location and retired from commercial service. This retirement is not expected to have a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and was placed into service in March 2017. The EchoStar XIX satellite provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

EchoStar XXI and EchoStar 105/SES-11. Due to anomalies experienced by our launch providers, the launch dates of our EchoStar XXI and EchoStar 105/SES-11 satellites were delayed and are expected to launch in the second quarter and third or fourth quarter of 2017, respectively. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the European Union (the “EU”). We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to the extent we determine necessary. Because of the delay, we may be subject to additional conditions, penalties or other requirements. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

EchoStar XXIII. The EchoStar XXIII satellite was launched in March 2017 and placed into service at the 45 degree west longitude orbital location in the second quarter of 2017. We have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at the 45 degree west longitude orbital location for the Ka-, Ku- and S-

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

band frequency bands.  We have met our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the three months ended March 31, 2017. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance for the EchoStar XIX and EchoStar XXIII satellites and intend to obtain such insurance for the EchoStar XXI satellite and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

As of March 31, 2017 and December 31, 2016, all goodwill related to our continuing operations was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2016	Additions	Currency Translation Adjustment	As of March 31, 2017
	(In thousands)
Finite useful lives:
Cost	$87,959	$—	$2,583	$90,542
Accumulated amortization	(14,983)	(1,171)	(425)	(16,579)
Net	72,976	(1,171)	2,158	73,963
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$544,633	$(1,171)	$2,158	$545,620

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(220,201)	$50,099	$270,300	$(214,544)	$55,756
Technology-based	6	61,300	(59,430)	1,870	60,835	(57,266)	3,569
Trademark portfolio	20	29,700	(8,663)	21,037	29,700	(8,291)	21,409
Total other intangible assets		$361,300	$(288,294)	$73,006	$360,835	$(280,101)	$80,734

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $12.7 million and $16.3 million for the three months ended March 31, 2017 and 2016, respectively.

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,074,051	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.316%	750,000	750,000	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	997,200	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	767,498	750,000	760,245
Other		609	609	—	—
Less: Unamortized debt issuance costs		(30,030)	—	(31,821)	—
Subtotal		3,360,579	$3,589,358	3,358,179	$3,574,172
Capital lease obligations		296,735		297,268
Total debt and capital lease obligations		3,657,314		3,655,447
Less: Current portion		(37,270)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,620,044		$3,622,463

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Under the terms of a registration rights agreement, HSS has agreed to register notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange freely tradable notes for the 2026 Notes. HSS commenced such exchange offer (the “Exchange Offer”) on April 13, 2017 and the Exchange Offer is expected to expire on May 11, 2017, unless HSS determines to extend the expiration date.

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

Income tax benefit was approximately $12.0 thousand for the three months ended March 31, 2017 compared to an income tax expense of approximately $20.2 million for the three months ended March 31, 2016. Our estimated effective income tax rate was zero and 36.3% for the three months ended March 31, 2017 and 2016, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange Agreement. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2016 were primarily due to the impact of state and local taxes, partially offset by research and experimentation credits.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 3,250 shares and 195,840 shares of our Class A common stock for the three months ended March 31, 2017 and 2016, respectively.

Total non-cash, stock-based compensation expense is shown in the following table for the three months ended March 31, 2017 and 2016 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development expenses	$231	$272
Selling, general and administrative expenses	2,262	2,884
Total stock-based compensation	$2,493	$3,156

As of March 31, 2017, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $17.7 million.

Note 14.    Commitments and Contingencies

Commitments

As of March 31, 2017, our satellite-related obligations were approximately $705.3 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXI and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

Separation Agreement; Share Exchange

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we have assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange, we entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for certain pre-existing liabilities and legal proceedings.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. Trial is scheduled to commence on July 31, 2017.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our now former subsidiary Sling Media, Inc. in the United States District Court for the Southern District of New York. The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception. On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action. On November 16, 2015, the cases were consolidated. On August 12, 2016, the Court dismissed the consolidated case due to plaintiffs’ failure to state a claim. On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which the Court denied on March 22, 2017. On April 17, 2017, the plaintiffs filed a notice of appeal.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.” On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions, but the litigation has not been stayed. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” The cases have been consolidated and no trial date has been set. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Of the attempted grant of 1.5 million options to Mr. Ergen in 2011, only 800,000 were validly granted.

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

Note 15.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer. Prior to March 2017, we operated in three primary business segments, Hughes, EchoStar Technologies and ESS. Following consummation of the Share Exchange described in Note 3 of these condensed consolidated financial statements, we no longer operate the EchoStar Technologies business segment. The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Effective in March 2017, we have also changed our overhead allocation methodology to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

As of March 2017, our two primary business segments are Hughes and ESS, as described in Note 1 of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. Costs and income associated with these departments and activities are accounted for in the “Corporate and Other” column in the table below or in the reconciliation of EBITDA below.

Transactions between segments were not significant for the three months ended March 31, 2017 or 2016. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2017
External revenue	$328,610	$100,151	$4,390	$433,151
Intersegment revenue	$710	$175	$(885)	$—
Total revenue	$329,320	$100,326	$3,505	$433,151
EBITDA	$100,852	$83,063	$(601)	$183,314
Capital expenditures	$65,667	$8,508	$15,775	$89,950

For the Three Months Ended March 31, 2016
External revenue	$325,539	$102,815	$3,620	$431,974
Intersegment revenue	$699	$174	$(873)	$—
Total revenue	$326,238	$102,989	$2,747	$431,974
EBITDA	$110,356	$88,640	$(13,444)	$185,552
Capital expenditures	$104,237	$24,720	$76,838	$205,795

The following table reconciles total consolidated EBITDA to reported “Income from continuing operations before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
EBITDA	$183,314	$185,552
Interest income and expense, net	(37,105)	(19,206)
Depreciation and amortization	(115,083)	(110,077)
Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	(363)	(712)
Income from continuing operations before income taxes	$30,763	$55,557

Note 16.    Related Party Transactions

DISH Network

Following the Spin-off, we and DISH have operated as separate publicly-traded companies. However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with and following both the Spin-off and the Share Exchange, we and DISH Network have entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with DISH Network in the future. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

Equipment revenue — DISH Network

Receiver Agreement. Effective January 2012, one of our subsidiaries and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 2012 through December 2014. The 2012 Receiver Agreement replaced the receiver agreement one of our subsidiaries entered into with DISH Network in connection with the Spin-off. The 2012 Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduced costs and increasing as costs increased) plus a dollar mark-up which depended upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which depended on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins would have increased if we were able to reduce the costs of our digital set-top boxes and our margins would have reduced if these costs increased. One of our subsidiaries provided DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement included an indemnification provision, whereby the parties agreed to indemnify each other for certain intellectual property matters. In November 2016, one of our subsidiaries and DISH Network amended this agreement to extend its term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

Services and other revenue — DISH Network

Broadcast Agreement. Effective January 2012, one of our subsidiaries and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”), pursuant to which we provided certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 through December 2016. In November 2016, one of our subsidiaries and DISH Network amended the 2012 Broadcast Agreement to extend the term for one year through December 2017. The fees for the services provided under the 2012 Broadcast Agreement were calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which was subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, depending on the nature of the services provided. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

Broadcast Agreement for Certain Sports Related Programming. In May 2010, one of our subsidiaries and DISH Network entered into a broadcast agreement pursuant to which we provided certain broadcast services to DISH Network in connection with its carriage of certain sports related programming. The term of this agreement was ten years. The fees for the broadcast services provided under this agreement depended, among other things, upon the cost to develop and provide such services. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In December 2016, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2018.

EchoStar IX. Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network receives satellite services from us on the EchoStar XII satellite. The term of the satellite services agreement terminates September 2017.

EchoStar XVI. In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional five-year period. If either we or DISH Network exercise our respective five-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term. There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the first five-year renewal option or DISH Network does not exercise the second five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

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

Satellite and Tracking Stock Transaction. In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. See Note 3 for further information.

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

Real Estate Leases to DISH Network. We have entered into lease agreements pursuant to which DISH Network leases certain real estate from us. The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. The term of each of the leases is set forth below:

100 Inverness Lease Agreement. In connection with the Share Exchange, effective March 2017, DISH Network leases from us certain space at 100 Inverness Circle East, Englewood, Colorado for a period ending in December 2020. This agreement may be terminated by either party upon 180 days’ prior notice. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

90 Inverness Lease Agreement. The lease for certain space at 90 Inverness Circle East, Englewood, Colorado was for a period ending in December 2016. In February 2016, DISH Network terminated this lease effective in August 2016.

Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr., Littleton, Colorado was for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

Atlanta Sublease Agreement. The sublease for certain space at 211 Perimeter Center, Atlanta, Georgia terminated in October 2016.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Drive, Gilbert, Arizona was for a period ending July 2016. Effective November 2016, we and DISH Network amended this lease to extend the term for one year through July 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

Cheyenne Lease Agreement. Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property we retained for a period ending in December 2031. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

Product Support Agreement. In connection with the Spin-off, one of our subsidiaries entered into a product support agreement pursuant to which DISH Network had the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related accessories that we had previously sold to DISH Network. The fees for the services provided under the product support agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided. The term of the product support agreement was the economic life of such set-top boxes and related accessories, unless terminated earlier. This agreement was transferred to DISH Network

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

DISHOnline.com Services Agreement. Effective January 2010, DISH Network entered into a two-year agreement with one of our subsidiaries pursuant to which DISH Network received certain services associated with an online video portal. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. In November 2016, one of our subsidiaries and DISH Network amended this agreement to, among other things, extend the term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

DISH Remote Access Services Agreement. Effective February 2010, one of our subsidiaries entered into an agreement with DISH Network pursuant to which DISH Network received, among other things, certain remote digital video recorder (“DVR”) management services. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

SlingService Services Agreement. Effective February 2010, one of our subsidiaries entered into an agreement with DISH Network pursuant to which DISH Network received certain services related to placeshifting. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

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

Hughes Broadband Distribution Agreement. Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

HNS and DNLLC will make certain payments to each other relating to sales, purchases and installation services. The MSA has an initial term of five years with automatic renewal for successive one year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.

Set-Top Box Application Development Agreement. In November 2012, one of our subsidiaries and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provided DISH Network with certain services relating to the development of web-based applications for set-top boxes. The fees for services provided under the Application Development Agreement were calculated at our cost of providing the relevant service plus a fixed margin, which depended on the nature of the services provided. The Application Development Agreement automatically renewed in February 2017 for a one-year period ending in February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

XiP Encryption Agreement. In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provided certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes. The XiP Encryption Agreement’s term ended on the same day as the 2012 Receiver Agreement and therefore was automatically extended through December 2017 when we and DISH Network extended the 2012 Receiver Agreement. The fees for the services provided under the XiP Encryption Agreement were calculated on a monthly basis based on the number of receivers utilizing such security measures each month. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated the XiP Encryption Agreement and EchoStar has no further obligations and will earn no additional revenue under these agreements after February 2017.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us prior to the end of the term. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

Sling TV Holding L.L.C. (“Sling TV Holding”). Effective July 2012, we and DISH Network formed Sling TV Holding, which was owned two-thirds by DISH Network and one-third by us. Sling TV Holding was formed to develop and commercialize certain advanced technologies. At that time, we, DISH Network and Sling TV Holding entered into the following agreements with respect to Sling TV Holding: (i) a contribution agreement pursuant to which we and DISH Network contributed certain assets in exchange for our respective ownership interests in Sling TV Holding; (ii) a limited liability company operating agreement (“Operating Agreement”), which provided for the governance of Sling TV Holding; and (iii) a commercial agreement (“Commercial Agreement”) pursuant to which, among other things, Sling TV Holding had: (a) certain rights and corresponding obligations with respect to its business; and (b) the right, but not the obligation, to receive certain services from us and DISH Network, respectively. Additionally, the spouse of Mr. Vivek Khemka, who was the President - EchoStar Technologies L.L.C. during portions of 2016 and through February 2017, was employed during 2016 as Vice President of Business Development and Operations of Sling TV Holding.

Effective August 2014, we and Sling TV Holding entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest. As a result, DISH Network had a 90.0% equity interest and a 100% voting interest in Sling TV Holding. In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement. Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding: (1) had certain rights and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

corresponding obligations with respect to its business; (2) had the right, but not the obligation, to receive certain services from us and DISH Network; and (3) had a license from us to use certain of the assets distributed to us as part of the Exchange Agreement. Effective March 2017 following the consummation of the Share Exchange, we no longer hold our investment in Sling TV Holding. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated the Exchange Agreement and the Commercial Agreement and EchoStar has no further obligations and will earn no additional revenue under these agreements after February 2017.

Cost of sales — equipment and services and other — DISH Network

Remanufactured Receiver and Services Agreement. In connection with the Spin-off, one of our subsidiaries entered into a remanufactured receiver and services agreement with DISH Network pursuant to which we had the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varied depending on the nature of the equipment purchased. In November 2016, one of our subsidiaries and DISH Network amended this agreement to extend its term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will incur no additional expenses under this agreement after February 2017.

General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement. In January 2010, we and DISH agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who remained employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange. The term of the Amended and Restated Professional Services Agreement is through January 2018 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Real Estate Leases from DISH Network. We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the leases, and for certain properties, we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

El Paso Lease Agreement. The lease for certain space at 1285 Joe Battle Blvd., El Paso, Texas, was for an initial period ending in August 2015, and provided us with renewal options for four consecutive three-year terms. Effective August 2015, we exercised our first renewal option for a period ending in August 2018.

90 Inverness Lease Agreement. In connection with the Share Exchange, effective March 2017 we lease from DISH Network certain space at 90 Inverness Circle East in Englewood, Colorado for a period ending in December 2022. EchoStar has the option to renew this lease for four three-year periods.

Cheyenne Lease Agreement. In connection with the Share Exchange, effective March 2017 we lease from DISH Network certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in March 2019. EchoStar has the option to renew this lease for thirteen one-year periods.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Gilbert Lease Agreement. In connection with the Share Exchange, effective March 2017 we lease from DISH Network certain space at 801 N. DISH Dr. in Gilbert, Arizona for a period ending in March 2019. EchoStar has the option to renew this lease for thirteen one-year periods.

Employee Matters Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we will be responsible for certain existing employee related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

Collocation and Antenna Space Agreements. In connection with the Share Exchange, effective March 2017, we entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado. EchoStar may terminate any of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Other agreements — DISH Network

Share Exchange Agreement. On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries, pursuant to which on February 28, 2017, EchoStar Corporation and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by it causes the transaction to be taxable to the other party after closing. See Note 3 for further information.

Intellectual Property Matters Agreement. We entered into an Intellectual Property Matters Agreement with DISH Network in connection with the Spin-off. The Intellectual Property Matters Agreement governed our relationship with DISH Network with respect to patents, trademarks and other intellectual property. Pursuant to the Intellectual Property Matters Agreement, DISH Network irrevocably assigned to us all right, title and interest in certain patents, trademarks and other intellectual property necessary for the operation of our set-top box business. In addition, the agreement permitted us to use, in the operation of our set-top box business, certain other intellectual property currently owned or licensed by DISH Network. In addition, DISH Network was prohibited from using the “EchoStar” name as a trademark, except in certain limited circumstances. Similarly, the Intellectual Property Matters Agreement provided that we would not make any use of the name or trademark “DISH Network” or any other trademark owned by DISH Network, except in certain circumstances. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated this agreement and EchoStar has no further obligations and will earn no additional revenue nor incur additional expenses under this agreement after February 2017.

Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Intellectual Property and Technology License Agreement (“IPTLA”) pursuant to which we and DISH and their respective subsidiaries license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

Tax Sharing Agreement. We and DISH Network entered into a tax sharing agreement in connection with the Spin-off. This agreement governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify us for such taxes. However, DISH Network is not liable for and will not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

We and DISH Network file combined income tax returns in certain states. In 2016, we earned and recognized a tax benefit for certain state income tax credits that we would be unable to utilize currently if we had filed separately from DISH Network. DISH Network expects to utilize these tax credits to reduce its state income tax payable. We expect to increase additional paid-in capital upon receipt of any consideration paid to us by DISH Network in exchange for these tax credits.

Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH entered into a tax matters agreement. This agreement governs certain of our rights, responsibilities and obligations with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, we are responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both we and DISH Network have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both we and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify us if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined above, which continues in full force and effect.

TiVo. In April 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”). The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs. Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network were dissolved. We and DISH Network were jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of $300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017. Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

international customer. Subsequent payments were allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment. Effective March 2017, in connection with the Share Exchange, EchoStar has no further obligations and will incur no additional costs under this settlement agreement after February 2017.

Sling Trademark License Agreement. In December 2014, Sling TV Holding entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding had the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark. In December 2016, Sling TV Holding and Sling Media, Inc. amended this agreement to extend the term thereof on a month-to-month basis. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017.

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

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH and certain of its subsidiaries, in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility. The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default. In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms. In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of March 31, 2017, the principal amount outstanding of the loan facility was zero. In addition to our 43.8% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2017. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

Prior to March 2017, we owned 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that was the primary provider of encryption and related security technology used in the set-top boxes produced by our former EchoStar Technologies segment. We accounted for our investment in NagraStar using the equity method. Following the consummation of the Share Exchange, we no longer hold our investment in NagraStar.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico. We provide certain broadcast services and satellite services to Dish Mexico and prior to the Share Exchange we also sold hardware such as digital set-top boxes and related equipment to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico in continuing operations of approximately $3.9 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had trade accounts receivable from continuing operations from Dish Mexico of approximately $10.7 million.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. At each of March 31, 2017 and December 31, 2016, we had trade accounts receivable from Deluxe of approximately $0.7 million.

SmarDTV

In May 2015, we acquired a 22.5% interest in SmarDTV, which we accounted for using the equity method. Pursuant to our agreements with SmarDTV and its subsidiaries, our former EchoStar Technologies segment purchased engineering services from and paid royalties to SmarDTV and its subsidiaries. Following the consummation of the Share Exchange, we no longer own our interest in the equity and subordinated debt of SmarDTV and no longer purchase engineering services from SmarDTV.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, a member of our board of directors, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses of approximately zero and $0.4 million payable to AsiaSat under this agreement for the three months ended March 31, 2017 and 2016, respectively.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

Prior to March 2017, we operated in three primary business segments, Hughes, EchoStar Technologies and ESS. On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect. As a result of the Share Exchange, the condensed consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 3 in the notes to consolidated financial statements in Item 1 of this report for further discussion of our discontinued operations.

As a consequence, we currently operate in two business segments, which are differentiated primarily by their operational focus: Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

In addition, we have also changed our overhead allocation methodology used in our segment disclosures to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. These activities are accounted for in “Corporate and Other.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

2017 First Quarter Consolidated Results of Operations

•	Revenue of $433.2 million

•	Operating income of $51.7 million

•	Net income from continuing operations of $30.8 million

•	Net income attributable to EchoStar common stock of $38.9 million and basic earnings per share of common stock of $0.41

•	EBITDA of $183.3 million (see reconciliation of this non-GAAP measure on page 47)

Consolidated Financial Condition as of March 31, 2017

•	Total assets from continuing operations of $8.53 billion

•	Total liabilities from continuing operations of $4.90 billion

•	Total stockholders’ equity of $3.85 billion

•	Cash, cash equivalents and current marketable investment securities of $3.18 billion

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

Our Hughes segment currently uses three satellites, the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. In December 2016, we launched our EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth. The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services. We expect to launch service in Colombia in the second half of 2017 followed by service in other countries. Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “Corporate and Other” in our segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C. and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes satellite internet service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA we do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”) in the future and we expect our sales acquisition costs to increase in future periods.

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

As of March 31, 2017 and December 31, 2016, our Hughes segment had approximately 1,043,000 and 1,036,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions decreased by approximately 3,100 in the first quarter of 2017 compared to the fourth quarter of 2016 primarily due to a decrease in new subscribers in our North American retail and wholesale channels resulting from capacity constraints. The decrease was partially offset by an increase in additions in our Brazil market.  Our average monthly subscriber churn percentage for the first quarter of 2017 increased compared to the fourth quarter of 2016.  As a result of lower gross subscriber additions and higher churn, net subscriber additions were approximately 7,000 for the quarter ended March 31, 2017 compared to approximately 17,000 for the fourth quarter of 2016. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of March 31, 2017 and December 31, 2016, our Hughes segment had approximately $1.56 billion and $1.52 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites. We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

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

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed. We currently expect to launch the EchoStar 105/SES-11 satellite in the third quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

As of March 31, 2017 and December 31, 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.07 billion and $1.16 billion, respectively.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, balloons, and High Altitude Platform Systems have begun to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

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

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization provides us the rights to utilize Ku-band spectrum, Ka-band spectrum and S-band spectrum. We are exploring options for the Ka-band and S-band spectrums. In April 2014, we entered into an agreement with Space Systems Loral, LLC (“SS/L”) for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service (“BSS”) satellite. The EchoStar XXIII satellite was launched in March 2017 and placed into service at the 45 degree west longitude orbital location in the second quarter of 2017. We have regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at 45 degree west longitude orbital location for the Ka-, Ku- and S-band frequency bands. We have met our regulatory milestone for the Ku-band. We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to additional conditions, penalties or other requirements.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum. Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015. We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite. The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile. We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses. Due to anomalies experienced by our launch provider, the expected launch of our EchoStar XXI satellite was delayed and we currently expect to launch the EchoStar XXI satellite in the second quarter of 2017. We had regulatory obligations to meet certain milestones by the fourth quarter of 2016 regarding the operations of the EchoStar XXI satellite across the EU. We have notified the regulators in the EU of our delay and we intend to seek extensions of certain of these requirements to the extent we determine necessary. Although we anticipate being able to receive them, any such necessary extensions may be subject to additional conditions, penalties or other requirements.

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

Capital expenditures associated with the construction and launch of the EchoStar XXIII and EchoStar XXI satellites are included in “Corporate and Other” in our segment reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$114,955	$116,449	$(1,494)	(1.3)
Services and other revenue - other	269,791	269,897	(106)	—
Equipment revenue - DISH Network	31	2,769	(2,738)	(98.9)
Equipment revenue - other	48,374	42,859	5,515	12.9
Total revenue	433,151	431,974	1,177	0.3
Costs and Expenses:
Cost of sales - services and other	131,783	125,582	6,201	4.9
% of Total services and other revenue	34.3%	32.5%
Cost of sales - equipment	43,938	43,108	830	1.9
% of Total equipment revenue	90.8%	94.5%
Selling, general and administrative expenses	82,991	80,545	2,446	3.0
% of Total revenue	19.2%	18.6%
Research and development expenses	7,705	6,932	773	11.2
% of Total revenue	1.8%	1.6%
Depreciation and amortization	115,083	110,077	5,006	4.5
Total costs and expenses	381,500	366,244	15,256	4.2
Operating income	51,651	65,730	(14,079)	(21.4)

Other Income (Expense):
Interest income	8,291	3,965	4,326	*
Interest expense, net of amounts capitalized	(45,396)	(23,171)	(22,225)	95.9
Gains and impairment on investments, net	8,737	2,462	6,275	*
Equity in earnings (losses) of unconsolidated affiliates, net	6,408	(808)	7,216	*
Other, net	1,072	7,379	(6,307)	(85.5)
Total other expense, net	(20,888)	(10,173)	(10,715)	*
Income from continuing operations before income taxes	30,763	55,557	(24,794)	(44.6)
Income tax benefit (provision)	12	(20,172)	20,184	*
Net income from continuing operations	30,775	35,385	(4,610)	(13.0)
Net income from discontinued operations	6,577	13,058	(6,481)	(49.6)
Net income	37,352	48,443	(11,091)	(22.9)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(655)	(823)	168	(20.4)
Less: Net income attributable to other noncontrolling interests	292	111	181	*
Net income attributable to EchoStar	$37,715	$49,155	$(11,440)	(23.3)

Other Data:
EBITDA (2)	$183,314	$185,552	$(2,238)	(1.2)
Subscribers, end of period	1,043,000	1,038,000	5,000	0.5
*    Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 52 and 53 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 47. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 53.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $115.0 million for the three months ended March 31, 2017, a decrease of $1.5 million or 1.3%, compared to the same period in 2016 primarily from our Hughes segment. The decrease was primarily attributable to a decrease in wholesale subscribers, partially offset by an increase in the average revenue per subscriber as a result of an increase in wholesale subscribers receiving higher end service plans.

Services and other revenue - other.  “Services and other revenue - other” totaled $269.8 million for the three months ended March 31, 2017, a decrease of $0.1 million, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2017 increased by $2.3 million, or 0.9%, to $257.6 million compared to the same period in 2016.  The increase was primarily attributable to an increase in sales of broadband services of $6.7 million to our domestic and international consumers, $1.1 million to our domestic enterprise customers and $0.9 million to our telecom systems customers, partially offset by a decrease in sales of broadband services of $6.6 million to our other international markets.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2017 decreased by $2.5 million, or 15.8%, to $13.1 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in sales of transponder services due to expired service contracts and a decrease in the number of transponders available for use in providing service.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $31.0 thousand for the three months ended March 31, 2017, a decrease of $2.7 million or 98.9%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET.

Equipment revenue - other.  “Equipment revenue - other” totaled $48.4 million for the three months ended March 31, 2017, an increase of $5.5 million or 12.9%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $9.3 million in sales of broadband equipment to our domestic enterprise customers, partially offset by a decrease of $3.6 million in revenue from our telecom systems customers.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $131.8 million for the three months ended March 31, 2017, an increase of $6.2 million or 4.9%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the three months ended March 31, 2017 increased by $6.7 million, or 6.2%, to $115.0 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband service provided to our international customers of $3.2 million primarily due to the launch of consumer satellite broadband services in Brazil in July 2016 and an increase of $2.3 million in costs of our broadband services related to the increase in sales of broadband services to our domestic consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended March 31, 2017 decreased by $0.5 million, or 3.1%, to $15.9 million compared to the same period in 2016.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $43.9 million for the three months ended March 31, 2017, an increase of $0.8 million or 1.9%, compared to the same period in 2016 primarily from our Hughes segment. The increase was primarily attributable to an increase of $3.6 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic enterprise customers and an increase of $1.8 million in equipment costs to our international customers, partially offset by a decrease of $2.3 million in equipment costs related to our telecom systems customers and a decrease of $2.1 million related to the decrease in the volume of unit sales of broadband equipment to dishNET.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $83.0 million for the three months ended March 31, 2017, an increase of $2.4 million or 3.0%, compared to the same period in 2016.  The increase was primarily related to an increase in professional fees of $2.0 million and an increase of $1.3 million in marketing and promotional costs in our Hughes segment, partially offset by other general and administrative expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development expenses.  “Research and development expenses” totaled $7.7 million for the three months ended March 31, 2017, an increase of $0.8 million or 11.2%, compared to the same period in 2016.  The increase was primarily related to an increase in research and development expense in our Hughes segment.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $115.1 million for the three months ended March 31, 2017, an increase of $5.0 million or 4.5%, compared to the same period in 2016.  The increase was primarily related to an increase in depreciation expense of the EUTELSAT 65 West A and the EchoStar XIX satellites in our Hughes segment that were placed into service in the second quarter of 2016 and first quarter of 2017, respectively, and an increase in depreciation expense relating to an increase in expenditures for machinery and equipment in 2017, partially offset by a decrease in amortization expense from certain of our fully amortized other intangible assets in our Corporate and Other.

Interest income.  “Interest income” totaled $8.3 million for the three months ended March 31, 2017, an increase of $4.3 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $45.4 million for the three months ended March 31, 2017, an increase of $22.2 million or 95.9%, compared to the same period in 2016.  The increase was primarily due to the issuance of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016.

Gains and impairment on investments, net.  “Gains and impairment on investments, net” totaled $8.7 million in gains for the three months ended March 31, 2017, an increase of $6.3 million compared to the same period in 2016.  The increase was primarily due to a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017, partially offset by an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” totaled $6.4 million in earnings for the three months ended March 31, 2017 compared to $0.8 million in losses for the three months ended March 31, 2016. The change of $7.2 million was primarily related to an increase in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $1.1 million in income for the three months ended March 31, 2017, a decrease of $6.3 million or 85.5%, compared to the same period in 2016.  The decrease was primarily related to $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016, partially offset by a favorable foreign exchange impact of $0.3 million in 2017 and a decrease in loss of $0.1 million in a protective put associated with our trading securities in 2017.

Income tax benefit (provision).  Income tax benefit was $12.0 thousand for the three months ended March 31, 2017 compared to an income tax expense of $20.2 million for the three months ended March 31, 2016. Our effective income tax rate was zero and 36.3% for the three months ended March 31, 2017 and 2016, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange Agreement. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2016 were primarily due to the impact of state and local taxes, partially offset by research and experimentation credits.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $37.7 million for the three months ended March 31, 2017, a decrease of $11.4 million or 23.3%, compared to the same period in 2016.  The decrease was primarily due to (i) an increase of $22.3 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (ii) a decrease in operating income of $14.1 million, (iii) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and (iv) a decrease of $6.5 million in income from discontinued operations. The decrease was partially offset by (i) a decrease in income tax expense of $20.2 million, (ii) an increase of $7.2 million in equity in earnings of unconsolidated affiliates, net, (iii) an increase of $6.3 million in gains on

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

investments, net of losses and impairments, and (iv) an increase of $4.3 million in interest income primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $183.3 million for the three months ended March 31, 2017, a decrease of $2.2 million or 1.2%, compared to the same period in 2016.  The decrease was primarily due to (i) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and (ii) a decrease in operating income, excluding depreciation and amortization, of $9.1 million. The decrease was partially offset by (i) an increase of $7.2 million in equity in earnings of unconsolidated affiliates, net, and (ii) an increase of $6.3 million in gains on investments, net of losses and impairments. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$37,352	$48,443	$(11,091)	(22.9)

Interest income and expense, net	37,105	19,206	17,899	93.2
Income tax (benefit) provision	(12)	20,172	(20,184)	*
Depreciation and amortization	115,083	110,077	5,006	4.5
Net income from discontinued operations	(6,577)	(13,058)	6,481	(49.6)
Net loss attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	363	712	(349)	(49.0)
EBITDA	$183,314	$185,552	$(2,238)	(1.2)
*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2017
Total revenue	$329,320	$100,326	$3,505	$433,151
Capital expenditures	$65,667	$8,508	$15,775	$89,950
EBITDA	$100,852	$83,063	$(601)	$183,314

For the Three Months Ended March 31, 2016
Total revenue	$326,238	$102,989	$2,747	$431,974
Capital expenditures	$104,237	$24,720	$76,838	$205,795
EBITDA	$110,356	$88,640	$(13,444)	$185,552

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$329,320	$326,238	$3,082	0.9
Capital expenditures	$65,667	$104,237	$(38,570)	(37.0)
EBITDA	$100,852	$110,356	$(9,504)	(8.6)

Revenue

Hughes segment total revenue for the three months ended March 31, 2017 increased by $3.1 million, or 0.9%, compared to the same period in 2016.  The increase was primarily due to an increase of $9.3 million in revenue related to sales of broadband equipment to our domestic enterprise customers and an increase of $6.7 million in revenue related to sales of broadband services to our domestic and international consumers.  These increases were partially offset by a decrease in sales of broadband services of $6.6 million to our other international markets, a decrease in revenue of broadband equipment to our telecom systems customers of $3.6 million and a decrease in the unit sales of broadband equipment to dishNET of $2.7 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2017 decreased by $38.6 million, or 37.0%, compared to the same period in 2016, primarily as a result of a decrease in expenditures on the satellites and related ground infrastructures.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2017 was $100.9 million, decreased by $9.5 million, or 8.6%, compared to the same period in 2016.  The decrease was primarily attributable to a decrease of $4.6 million in gross margin, an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and an increase of $1.1 million in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$100,326	$102,989	$(2,663)	(2.6)
Capital expenditures	$8,508	$24,720	$(16,212)	(65.6)
EBITDA	$83,063	$88,640	$(5,577)	(6.3)

Revenue

ESS segment total revenue for the three months ended March 31, 2017 decreased by $2.7 million, or 2.6%, compared to the same period in 2016, primarily attributable to a decrease in sales of transponder services due to expired service contracts and a decrease in the number of transponders available for use in providing service.

Capital Expenditures

ESS segment capital expenditures for the three months ended March 31, 2017 decreased by $16.2 million, or 65.6%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

ESS segment EBITDA for the three months ended March 31, 2017 was $83.1 million, a decrease of $5.6 million, or 6.3%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $3.8 million due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and a decrease of $2.2 million in gross margin.

Corporate and Other

Corporate and Other is comprised of various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate, and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury activities and gains (losses) from certain of our investments.

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$3,505	$2,747	$758	27.6
Capital expenditures	$15,775	$76,838	$(61,063)	(79.5)
EBITDA	$(601)	$(13,444)	$12,843	(95.5)

Capital Expenditures

For the three months ended March 31, 2017, Corporate and Other capital expenditures decreased by $61.1 million, or 79.5%, compared to the same period in 2016, primarily related to a decrease in satellite expenditures of $30.7 million on the EchoStar XIX satellite, a decrease in satellite expenditures of $24.4 million on the EchoStar XXI satellite and a decrease in satellite expenditures of $4.9 million on the EchoStar XXIII satellite.  The EchoStar XIX satellite will be used to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries and was contributed to the Hughes segment in the first quarter of 2017.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the European Union and the EchoStar XXIII satellite was deployed at the 45 degree west longitude orbital location in the second quarter of 2017.

EBITDA

For the three months ended March 31, 2017, Corporate and Other EBITDA was a loss of $0.6 million, a decrease in loss of $12.8 million, or 95.5%, compared to the same period in 2016.  The decrease in loss was primarily related to a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017 and an increase of $7.2 million in equity in earnings of unconsolidated affiliates, net, partially offset by a $3.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. As of March 31, 2017 and December 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $3.18 billion and $3.09 billion, respectively.

As of March 31, 2017 and December 31, 2016, we held $383.0 million and $522.5 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The following discussion highlights our cash flow activities for the three months ended March 31, 2017.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the three months ended March 31, 2017, we reported net cash inflows from operating activities of $141.4 million, a decrease in cash inflows of $51.5 million, compared to the same period in 2016. The decrease in cash inflows was primarily attributable to lower net income of $46.4 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in losses (earnings) of unconsolidated affiliates, net;” (iii) “Gain and impairment on investments, net;” (iv) “Stock-based compensation;” (v) “Deferred tax provision;” (vi) “Other, net;” (vii) “Dividends received from unconsolidated entity;” and (viii) a decrease of $5.1 million resulting from changes in operating assets and liabilities related to timing differences

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the three months ended March 31, 2017, we reported net cash inflows from investing activities of $68.5 million compared to net cash outflows from investing activities of $214.3 million for the three months ended March 31, 2016. The decrease of $282.8 million in cash outflows was primarily related to a decrease of $157.4 million in purchases of marketable investment securities, net of sales and maturities, and a decrease of $108.7 million in capital expenditures, net of related refunds, in 2017 when compared to the same period in 2016 and cash proceeds of $17.8 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the three months ended March 31, 2017, we reported net cash inflows from financing activities of $17.9 million, an increase in cash inflows of $22.4 million, compared to the same period in 2016. The increase in cash inflows was primarily due to an increase of $24.0 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans, partially offset by a decrease of $1.6 million in net proceeds from Class A common stock issued under our employee stock purchase plan.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2017, our satellite-related obligations were approximately $705.3 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXI and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2017, we had $29.1 million of letters of credit and insurance bonds. Of this amount, $7.8 million was secured by restricted cash, $1.2 million was related to insurance bonds, and $20.1 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

As of March 31, 2017, we had foreign currency forward contracts with a notional value of $2.3 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance for the EchoStar XIX and EchoStar XXIII satellites and intend to obtain such insurance for the EchoStar XXI satellite and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. We currently depend on DISH Network for a significant portion of our revenue. The loss of, or a significant reduction in, orders from, or a decrease in selling prices of broadband equipment and services and/or provision of satellite services would significantly reduce our revenue and materially adversely impact our results of operations.
There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of March 31, 2017, our total indebtedness was $3.66 billion, of which $296.7 million related to capital lease obligations. See our most recent Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures necessary to support and expand our business, or if we decide to purchase or build one or more additional satellites. Furthermore, we expect to become a federal cash taxpayer in 2017 which will require additional liquidity. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2017. As of March 31, 2017, we have not repurchased any common stock under this program.

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

Our ESS segment is not generally affected by seasonal impacts.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. “Services and other revenue - DISH Network” primarily includes revenue associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network. “Services and other revenue - DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Equipment revenue - DISH Network. “Equipment revenue - DISH Network” primarily includes sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Equipment revenue - other. “Equipment revenue - other” primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets.

Cost of sales - services and other. “Cost of sales - services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. “Cost of sales - services and other” also includes the costs associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Cost of sales - equipment. “Cost of sales - equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

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

Gains and impairment on investments, net. “Gains and impairment on investments, net” primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

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

Income (loss) from discontinued operations. “Income (loss) from discontinued operations” includes the condensed consolidated financial statements of the EchoStar Technologies businesses and certain other assets exchanged as a result of the Share Exchange.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision),” and “Depreciation and amortization.” EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $3.18 billion. Of this amount, a total of $3.04 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.04 billion as of March 31, 2017, a hypothetical 10% change in average interest rates during 2017 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2017 of 1.1%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2017 would have resulted in a decrease of approximately $3.0 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2017, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $140.1 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $14.0 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of March 31, 2017, we had $8.3 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of March 31, 2017, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of March 31, 2017, we had $166.0 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $16.6 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2017, we had $9.9 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $2.3 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of March 31, 2017. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $34.3 million as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2017.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit No.	Description
3.1*
Certificate of Withdrawal of Certificate of Designation of EchoStar Corporation (incorporated by reference to Exhibit 3.1 to EchoStar Corporation’s Current Report on Form 8-K filed March 6, 2017, Commission File No. 001-33807)

4.1*
Joinder Agreement, dated as of March 23, 2017, to the Security Agreement dated as of June 8, 2011, by and between Cheyenne Data Center L.L.C. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.18 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.2*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.19 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.3*
Supplemental Indenture, dated as of March 23, 2017, relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.4*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 6½% Senior Secured Notes due 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.21 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.5*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.22 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

10.1(H)
Share Exchange Agreement among DISH Network Corporation, DISH Network L.L.C., DISH Operating L.L.C., EchoStar Corporation, EchoStar Broadcasting Holding Parent L.L.C., EchoStar Broadcasting Holding Corporation, EchoStar Technologies Holding Corporation, and EchoStar Technologies L.L.C.***

10.2*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**
10.3*
EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.4*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

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

ECHOSTAR CORPORATION

Date: May 10, 2017	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)