Form 10-Q
period 2017-06-30
EchoStar CORP
filed 2017-08-09
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

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

As of August 1, 2017, the registrant’s outstanding common stock consisted of 47,961,543 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”) for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

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

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$2,985,062	$2,570,365
Marketable investment securities, at fair value	280,402	522,516
Trade accounts receivable, net of allowance for doubtful accounts of $12,541 and $12,956, respectively	192,246	182,527
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	56,825	19,417
Inventory	91,265	62,620
Prepaids and deposits	52,857	43,456
Other current assets	12,035	10,862
Current assets of discontinued operations	37,814	311,524
Total current assets	3,708,506	3,723,287
Noncurrent Assets:
Restricted cash and marketable investment securities	13,847	12,926
Property and equipment, net of accumulated depreciation of $2,661,897 and $2,598,492, respectively	3,451,362	3,398,195
Regulatory authorizations, net	544,310	544,633
Goodwill	504,173	504,173
Other intangible assets, net	66,316	80,734
Investments in unconsolidated entities	174,067	171,016
Other receivable - DISH Network	91,579	90,586
Other noncurrent assets, net	189,511	166,385
Noncurrent assets of discontinued operations	—	316,924
Total noncurrent assets	5,035,165	5,285,572
Total assets	$8,743,671	$9,008,859
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$118,563	$170,297
Trade accounts payable - DISH Network	961	1,072
Current portion of long-term debt and capital lease obligations	39,229	32,984
Deferred revenue and prepayments	54,722	59,989
Accrued interest	46,280	46,487
Accrued compensation	37,978	53,454
Accrued expenses and other	106,366	95,726
Current liabilities of discontinued operations	3,071	71,429
Total current liabilities	407,170	531,438
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,611,746	3,622,463
Deferred tax liabilities, net	736,100	746,667
Other noncurrent liabilities	131,931	90,785
Noncurrent liabilities of discontinued operations	—	10,701
Total noncurrent liabilities	4,479,777	4,470,616
Total liabilities	4,886,947	5,002,054
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred Stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at June 30, 2017 and 13,000,000 shares authorized and 6,290,499 issued and outstanding at December 31, 2016	—	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 53,486,261 shares issued and 47,953,943 shares outstanding at June 30, 2017 and 52,243,465 shares issued and 46,711,147 shares outstanding at December 31, 2016	53	52
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of June 30, 2017 and December 31, 2016	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2017 and December 31, 2016	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,654,139	3,828,677
Accumulated other comprehensive loss	(86,068)	(124,803)
Accumulated earnings	373,410	314,247
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,843,420	3,920,065
Noncontrolling interest in HSS Tracking Stock	—	73,910
Other noncontrolling interests	13,304	12,830
Total stockholders’ equity	3,856,724	4,006,805
Total liabilities and stockholders’ equity	$8,743,671	$9,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Services and other revenue - DISH Network	$113,734	$115,864	$228,689	$232,313
Services and other revenue - other	285,053	273,972	554,844	543,869
Equipment revenue - DISH Network	18	2,101	49	4,870
Equipment revenue - other	66,271	50,721	114,645	93,580
Total revenue	465,076	442,658	898,227	874,632
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	134,024	127,766	265,807	253,348
Cost of sales - equipment (exclusive of depreciation and amortization)	57,865	46,545	101,803	89,653
Selling, general and administrative expenses	89,826	79,237	172,817	159,782
Research and development expenses	7,437	7,562	15,142	14,494
Depreciation and amortization	130,034	106,117	245,117	216,194
Total costs and expenses	419,186	367,227	800,686	733,471
Operating income	45,890	75,431	97,541	141,161

Other Income (Expense):
Interest income	10,039	3,502	18,330	7,467
Interest expense, net of amounts capitalized	(55,456)	(19,889)	(100,852)	(43,060)
Gains on investments, net	1,837	5,487	13,872	7,949
Other-than-temporary impairment loss on available-for-sale securities	—	—	(3,298)	—
Equity in earnings of unconsolidated affiliates, net	4,831	5,626	11,239	4,818
Other, net	2,453	(2,212)	3,525	5,167
Total other expense, net	(36,296)	(7,486)	(57,184)	(17,659)
Income from continuing operations before income taxes	9,594	67,945	40,357	123,502
Income tax provision	(3,003)	(23,692)	(2,991)	(43,864)
Net income from continuing operations	6,591	44,253	37,366	79,638
Net income from discontinued operations	531	11,656	7,108	24,714
Net income	7,122	55,909	44,474	104,352
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	—	(188)	(655)	(1,011)
Less: Net income attributable to other noncontrolling interests	182	311	474	422
Net income attributable to EchoStar	6,940	55,786	44,655	104,941
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock	—	(347)	(1,209)	(1,866)
Net income attributable to EchoStar common stock	$6,940	$56,133	$45,864	$106,807

Amounts attributable to EchoStar common stock:
Net income from continuing operations	$6,409	$44,477	$38,756	$82,093
Net income from discontinued operations	531	11,656	7,108	24,714
Net income attributable to EchoStar common stock	$6,940	$56,133	$45,864	$106,807

Weighted-average common shares outstanding - Class A and B common stock:
Basic	95,537	93,751	95,143	93,541
Diluted	96,785	94,330	96,451	94,090

Earnings per share - Class A and B common stock:
Basic:
Continuing operations	$0.07	$0.47	$0.41	$0.88
Discontinued operations	—	0.13	0.07	0.26
Total basic earnings per share	$0.07	$0.60	$0.48	$1.14
Diluted:
Continuing operations	$0.07	$0.47	$0.40	$0.87
Discontinued operations	—	0.13	0.08	0.27
Total diluted earnings per share	$0.07	$0.60	$0.48	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive Income:
Net income	$7,122	$55,909	$44,474	$104,352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(249)	(338)	23,789	11,286
Unrealized gains (losses) on available-for-sale securities and other	(5,626)	(1,988)	14,406	(485)
Recognition of realized gains on available-for-sale securities in net income	(2)	(3,327)	(2,758)	(5,574)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	—	—	3,298	—
Total other comprehensive income (loss), net of tax	(5,877)	(5,653)	38,735	5,227
Comprehensive income	1,245	50,256	83,209	109,579
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	—	(188)	(655)	(1,011)
Less: Comprehensive income attributable to other noncontrolling interests	182	125	474	236
Comprehensive income attributable to EchoStar	$1,063	$50,319	$83,390	$110,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2015	$99	$6	$3,776,451	$(117,233)	$134,317	$(98,162)	$74,854	$11,310	$3,781,642
Issuances of Class A common stock:
Exercise of stock options	1	—	2,974	—	—	—	—	—	2,975
Employee benefits	—	—	11,126	—	—	—	—	—	11,126
Employee Stock Purchase Plan	—	—	7,530	—	—	—	—	—	7,530
Stock-based compensation	—	—	8,328	—	—	—	—	—	8,328
R&D tax credits utilized by DISH Network	—	—	(1,379)	—	—	—	—	—	(1,379)
Other, net	—	—	(450)	—	—	—	—	—	(450)
Net income (loss)	—	—	—	—	104,941	—	(1,011)	422	104,352
Foreign currency translation adjustment	—	—	—	11,472	—	—	—	(186)	11,286
Unrealized losses on available-for-sale securities, net and other	—	—	—	(6,059)	—	—	—	—	(6,059)
Balance, June 30, 2016	$100	$6	$3,804,580	$(111,820)	$239,258	$(98,162)	$73,843	$11,546	$3,919,351

Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Issuances of Class A common stock:
Exercise of stock options	1	—	32,949	—	—	—	—	—	32,950
Employee benefits	—	—	11,200	—	—	—	—	—	11,200
Employee Stock Purchase Plan	—	—	4,540	—	—	—	—	—	4,540
Stock-based compensation	—	—	3,908	—	—	—	—	—	3,908
Cumulative effect of adoption of ASU 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(320)	—	—	—	—	—	(320)
Net income (loss)	—	—	—	—	44,655	—	(655)	474	44,474
Foreign currency translation adjustment	—	—	—	23,789	—	—	—	—	23,789
Unrealized gains and impairment on available-for-sale securities, net and other	—	—	—	14,946	—	—	—	—	14,946
Balance, June 30, 2017	$101	$—	$3,654,139	$(86,068)	$373,410	$(98,162)	$—	$13,304	$3,856,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$44,474	$104,352
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	256,776	247,239
Equity in earnings of unconsolidated affiliates, net	(10,080)	(6,017)
Gain and impairment on investments, net	(10,574)	(7,949)
Stock-based compensation	3,908	8,328
Deferred tax provision	673	53,091
Dividends received from unconsolidated entity	7,500	10,000
Proceeds from sale of trading securities	8,922	7,140
Changes in current assets and current liabilities, net	87,305	(73,916)
Changes in noncurrent assets and noncurrent liabilities, net	(11,763)	2,859
Other, net	5,738	10,507
Net cash flows from operating activities	382,879	355,634
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(46,533)	(641,358)
Sales and maturities of marketable investment securities	291,944	500,775
Expenditures for property and equipment	(230,530)	(376,856)
Refunds and other receipts related to capital expenditures	—	24,087
Changes in restricted cash and marketable investment securities	(921)	(1,689)
Investments in unconsolidated entities	—	(1,636)
Sale of investment in unconsolidated entity	17,781	—
Expenditures for externally marketed software	(17,119)	(12,299)
Other, net	—	1,462
Net cash flows from investing activities	14,622	(507,514)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	(17,718)	(20,433)
Net proceeds from Class A common stock options exercised	31,992	2,975
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	4,540	7,530
Cash exchanged for Tracking Stock	(651)	—
Other, net	(2,712)	(1,320)
Net cash flows from financing activities	15,451	(11,248)
Effect of exchange rates on cash and cash equivalents	967	728
Net increase (decrease) in cash and cash equivalents	413,919	(162,400)
Cash and cash equivalents, beginning of period	2,571,143	924,240
Cash and cash equivalents, end of period	$2,985,062	$761,840

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$130,231	$87,213
Capitalized interest	$33,768	$47,093
Cash paid for income taxes	$9,369	$6,199
Employee benefits paid in Class A common stock	$11,200	$11,126
Property and equipment financed under capital lease obligations	$8,189	$6,857
Increase (decrease) in capital expenditures included in accounts payable, net	$(3,404)	$8,238
Capitalized in-orbit incentive obligations	$43,890	$—
Noncash net assets exchanged for Tracking Stock	$299,425	$—
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

In February 2014, EchoStar entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar and our subsidiary Hughes Satellite Systems Corporation (“HSS”) issued the Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the shares issued as EchoStar Tracking Stock represented a 51.89% economic interest in HRG and the shares issued as HSS Tracking Stock represented a 28.11% economic interest in the Hughes Retail Group). In addition to the remaining 20.0% economic interest in HRG, EchoStar retained all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.

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

In 2008, DISH Network completed its distribution to us of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain of its satellites, uplink and satellite transmission assets, and real estate (the “Spin-off”).  Since the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  Prior to the consummation of the Share Exchange on February 28, 2017, DISH Network held the Tracking Stock discussed above. A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the six months ended June 30, 2017 or 2016.

As of June 30, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 11) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of June 30, 2017 and December 31, 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $115.6 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.8 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and $13.7 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. In addition, we incurred other research and development expenses of approximately $7.4 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively, and $15.1 million and $14.5 million for the six months ended June 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of June 30, 2017 and December 31, 2016, the net carrying amount of externally marketed software was $84.8 million and $76.3 million, respectively, of which $12.4 million and $50.1 million, respectively, was under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $6.3 million for each of the three months ended June 30, 2017 and 2016, respectively, and $17.1 million and $12.3 million for the six months ended June 30, 2017 and 2016, respectively. We recorded amortization expense relating to the development of externally marketed software of $5.3 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $8.6 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively. The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2017.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through net income. The update permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 3.    Discontinued Operations

On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

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

The following table presents the operating results of our discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$—	$287,382	$143,063	$631,504
Equipment, services and other revenue - other	225	27,589	10,389	67,852
Total revenue	225	314,971	153,452	699,356
Costs and Expenses:
Cost of equipment, services and other	111	256,052	121,954	571,387
Selling, general and administrative expenses	239	16,906	6,092	35,054
Research and development expenses	—	13,171	4,635	26,681
Depreciation and amortization	—	14,387	11,659	31,044
Total costs and expenses	350	300,516	144,340	664,166
Operating income (expense)	(125)	14,455	9,112	35,190
Other Income (Expense):
Interest expense	—	(37)	(15)	(75)
Equity in earnings (losses) of unconsolidated affiliates, net	—	1,354	(1,159)	1,199
Other, net	2	81	(63)	88
Total income (expense), net	2	1,398	(1,237)	1,212
Income (loss) from discontinued operations before income taxes	(123)	15,853	7,875	36,402
Income tax benefit (provision)	654	(4,197)	(767)	(11,688)
Net income from discontinued operations	$531	$11,656	$7,108	$24,714

Expenditures for property and equipment of our discontinued operations totaled zero and $9.2 million for the three months ended June 30, 2017 and 2016, respectively, and $12.5 million and $14.5 million for the six months ended June 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents the aggregate carrying amounts of assets and liabilities of our discontinued operations:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Assets:
Cash and cash equivalents	$—	$778
Trade accounts receivable, net	101	27,261
Trade accounts receivable - DISH Network	37,713	259,198
Inventory	—	9,824
Prepaids and deposits	—	14,463
Current assets of discontinued operations	37,814	311,524
Property and equipment, net	—	271,108
Goodwill	—	6,457
Other intangible assets, net	—	7,720
Investments in unconsolidated entities	—	26,203
Other noncurrent assets, net	—	5,436
Noncurrent assets of discontinued operations	—	316,924
Total assets of discontinued operations	$37,814	$628,448

Liabilities:
Trade accounts payable	$307	$19,518
Trade accounts payable - DISH Network	—	3,960
Current portion of capital lease obligations	—	4,323
Deferred revenue and prepayments	—	2,967
Accrued compensation	—	4,652
Accrued royalties	—	23,199
Accrued expenses and other	2,764	12,810
Current liabilities of discontinued operations	3,071	71,429
Capital lease obligations	—	416
Deferred tax liabilities, net	—	7,353
Other noncurrent liabilities	—	2,932
Noncurrent liabilities of discontinued operations	—	10,701
Total liabilities of discontinued operations	$3,071	$82,130

Note 4.    Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 0.9 million shares for the three and six months ended June 30, 2017 and 3.6 million shares for the three and six months ended June 30, 2016.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Prior to the Share Exchange, the EchoStar Tracking Stock was a participating security that shared in our consolidated earnings and therefore, we applied the two-class method to calculate EPS for periods prior to March 1, 2017. Under the two-class method, we allocated net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings. Based on the 51.89% economic interest in the Hughes Retail Group represented by the EchoStar Tracking Stock, we allocated undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group. Moreover, because the reported amount of “Net income attributable to EchoStar” in our condensed consolidated statements of operations excluded DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excluded an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to EchoStar common stock:
Net income attributable to EchoStar	$6,940	$55,786	$44,655	$104,941
Less: Net loss attributable to EchoStar Tracking Stock	—	(347)	(1,209)	(1,866)
Net income attributable to EchoStar common stock	$6,940	$56,133	$45,864	$106,807

Net income from continuing operations	$6,409	$44,477	$38,756	$82,093
Net income from discontinued operations	531	11,656	7,108	24,714
Net income attributable to EchoStar common stock	$6,940	$56,133	$45,864	$106,807

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	95,537	93,751	95,143	93,541
Dilutive impact of stock awards outstanding	1,248	579	1,308	549
Diluted	96,785	94,330	96,451	94,090

Earnings per share:
Class A and B common stock:
Basic:
Continuing operations	$0.07	$0.47	$0.41	$0.88
Discontinued operations	—	0.13	0.07	0.26
Total basic earnings per share	$0.07	$0.60	$0.48	$1.14

Diluted:
Continuing operations	$0.07	$0.47	$0.40	$0.87
Discontinued operations	—	0.13	0.08	0.27
Total diluted earnings per share	$0.07	$0.60	$0.48	$1.14

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5.    Other Comprehensive Income (Loss) and Related Tax Effects

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of unrealized capital losses for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $111.6 million and $135.4 million as of June 30, 2017 and December 31, 2016, respectively. Other comprehensive income includes deferred tax benefits for foreign currency translation losses related to assets that were transferred from a foreign subsidiary to a domestic subsidiary of $4.3 million and $7.3 million for the three and six months ended June 30, 2017, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains on investments, net	$(2)	$(3,327)	$(2,758)	$(5,574)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	—	3,298	—
Total reclassifications, net of tax and noncontrolling interests		$(2)	$(3,327)	$540	$(5,574)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains on investments, net” in our condensed consolidated statements of operations.

(2)	We recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 6.    Investment Securities

Our marketable investment securities and restricted cash and cash equivalents consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$146,932	$402,670
Strategic equity securities	127,372	94,816
Other	6,098	25,030
Total marketable investment securities—current	280,402	522,516
Restricted marketable investment securities (1)	13,065	12,203
Total	$293,467	$534,719

Restricted cash and cash equivalents (1)	$782	$723

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We received dividend income of $3.5 million for each of the three and six months ended June 30, 2017 and de minimis dividend income for the three and six months ended June 30, 2016. We recognized a $3.3 million other-than-temporary impairment for the six months ended June 30, 2017 on one of our investments. This investment had been in a continuous loss position for more than 12 months and experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

For the three and six months ended June 30, 2017, “Gains on investments, net” included gains of $1.6 million and $1.7 million, respectively, related to trading securities that we held as of June 30, 2017. For the three and six months ended June 30, 2016, “Gains on investments, net” included losses of $1.2 million and $1.0 million, respectively, related to trading securities that we held as of June 30, 2016. The fair values of our trading securities were zero and $7.2 million as of June 30, 2017 and December 31, 2016, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

Restricted Cash and Marketable Investment Securities

As of June 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2017
Debt securities:
Corporate bonds	$146,899	$64	$(31)	$146,932
Other (including restricted)	14,185	3	(33)	14,155
Equity securities - strategic	101,807	25,565	—	127,372
Total available-for-sale securities	$262,891	$25,632	$(64)	$288,459
As of December 31, 2016
Debt securities:
Corporate bonds	$402,472	$285	$(87)	$402,670
Other (including restricted)	32,488	3	(23)	32,468
Equity securities - strategic	77,149	13,120	(2,652)	87,617
Total available-for-sale securities	$512,109	$13,408	$(2,762)	$522,755

As of June 30, 2017, restricted and non-restricted available-for-sale securities included debt securities of $157.0 million with contractual maturities of one year or less and $4.1 million with contractual maturities greater than one year. We may realize

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$52,914	$(58)	$154,826	$(2,760)
12 months or more	9,130	(6)	1,571	(2)
Total	$62,044	$(64)	$156,397	$(2,762)

Sales of Available-for-Sale Securities

We recognized de minimis gains from the sales of our available-for-sale securities for the three months ended June 30, 2017 and gains of $3.3 million for the three months ended and June 30, 2016. We recognized gains from the sales of our available-for sale securities of $2.8 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2017 and 2016.

Proceeds from sales of our available-for-sale securities totaled $8.9 million and $19.6 million for the three months ended June 30, 2017 and 2016, respectively, and $31.0 million and $31.8 million for the six months ended June 30, 2017 and 2016, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of June 30, 2017 and December 31, 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$2,921,439	$36,858	$2,884,581	$2,490,168	$62,332	$2,427,836
Debt securities:
Corporate bonds	$146,932	$—	$146,932	$402,670	$—	$402,670
Other (including restricted)	19,163	13,278	5,885	37,233	13,517	23,716
Equity securities - strategic	127,372	127,372	—	94,816	94,816	—
Total marketable investment securities	$293,467	$140,650	$152,817	$534,719	$108,333	$426,386

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

Our investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$69,513	$80,052
Equity method	104,554	90,964
Total investments in unconsolidated entities—noncurrent	$174,067	$171,016

We did not record any cash distributions from our investments accounted for using the equity method for each of the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recorded cash distributions from one of these investments accounted for using the equity method of $7.5 million and $10.0 million, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statements of cash flows.

In January 2017, we sold our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale. We recognized a gain of $8.9 million and received cash proceeds of $17.8 million in connection with this transaction for the six months ended June 30, 2017. See Note 16 for additional information about this transaction.

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

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$171,227	$159,313
Contracts in process, net	33,560	36,170
Total trade accounts receivable	204,787	195,483
Allowance for doubtful accounts	(12,541)	(12,956)
Trade accounts receivable - DISH Network	56,825	19,417
Total trade accounts receivable, net	$249,071	$201,944

As of June 30, 2017 and December 31, 2016, progress billings offset against contracts in process amounted to $17.2 million and $14.6 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$70,692	$49,755
Raw materials	7,407	6,678
Work-in-process	13,166	6,187
Total inventory	$91,265	$62,620

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		June 30, 2017	December 31, 2016
		(In thousands)
Land	—	$33,640	$35,815
Buildings and improvements	1-40	184,329	175,593
Furniture, fixtures, equipment and other	1-12	656,621	514,056
Customer rental equipment	2-4	786,311	689,579
Satellites - owned	2-15	2,998,237	2,381,120
Satellites acquired under capital leases	10-15	789,725	781,761
Construction in progress	—	664,396	1,418,763
Total property and equipment		6,113,259	5,996,687
Accumulated depreciation		(2,661,897)	(2,598,492)
Property and equipment, net		$3,451,362	$3,398,195

Construction in progress consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$567,163	$1,235,577
Satellite related equipment	78,856	152,737
Other	18,377	30,449
Construction in progress	$664,396	$1,418,763

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of June 30, 2017.

Satellites	Segment	Expected Launch Date
EchoStar XXI	Corporate and Other	June 2017 (1)
EchoStar 105/SES-11	ESS	Fourth quarter of 2017
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in June 2017 and is expected to be placed in service late 2017.

(2)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Satellites	$60,072	$46,965	$112,215	$93,930
Furniture, fixtures, equipment and other	20,877	15,867	38,755	31,755
Customer rental equipment	34,081	29,000	64,677	58,137
Buildings and improvements	1,808	1,731	3,558	3,477
Total depreciation expense	$116,838	$93,563	$219,205	$187,299

Satellites

As of June 30, 2017, our satellite fleet consisted of 20 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of June 30, 2017.

Recent Developments

EchoStar III. In July 2017, the EchoStar III satellite experienced an anomaly of unknown origin that caused communications with the satellite to be interrupted and intermittent.  The EchoStar III satellite is a fully depreciated, non-revenue generating asset, which we are in the process of retiring. The anomaly is not expected to have a material impact on our results of operations or financial position.

EchoStar VIII. During the second quarter of 2017, the EchoStar VIII satellite was removed from its orbital location and retired from commercial service. This retirement has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and was placed into service in March 2017. The EchoStar XIX satellite provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in certain Central and South American countries and has added capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to its Hughes segment in February 2017.

EchoStar XXI. The EchoStar XXI satellite was launched in June 2017 and is anticipated to be placed into service in late 2017 at the 10.25 degree east longitude orbital location. The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile Limited in Europe.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the launch date of our EchoStar 105/SES-11 satellite was delayed. EchoStar 105/SES-11 is expected to launch in the fourth quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

EchoStar XXIII. The EchoStar XXIII satellite was launched in March 2017 and placed into service at the 45 degree west longitude orbital location in the second quarter of 2017. We had regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at the 45 degree west longitude orbital location for the Ka-, Ku- and S-band frequency bands.  We have subsequently met our regulatory milestone for the Ku-band.  We have sought an extension of the S- and Ka-band milestones, which may or may not be granted, and, if granted, may be subject to penalties, additional conditions or other requirements.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the six months ended June 30, 2017. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites. Additionally, we obtained certain launch and in-orbit insurance for our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

As of June 30, 2017 and December 31, 2016, all goodwill related to our continuing operations was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our qualitative assessment of impairment in the second quarter of 2017, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2016	Additions	Currency Translation Adjustment	As of June 30, 2017
	(In thousands)
Finite useful lives:
Cost	$87,959	$—	$2,809	$90,768
Accumulated amortization	(14,983)	(2,396)	(736)	(18,115)
Net	72,976	(2,396)	2,073	72,653
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$544,633	$(2,396)	$2,073	$544,310

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		June 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(225,069)	$45,231	$270,300	$(214,544)	$55,756
Technology-based	6	61,300	(60,881)	419	60,835	(57,266)	3,569
Trademark portfolio	20	29,700	(9,034)	20,666	29,700	(8,291)	21,409
Total other intangible assets		$361,300	$(294,984)	$66,316	$360,835	$(280,101)	$80,734

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $13.2 million and $12.6 million for the three months ended June 30, 2017 and 2016, respectively, and $25.9 million and $28.9 million for the six months ended June 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		June 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,071,675	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.318%	750,000	783,750	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	1,023,273	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.686%	750,000	809,145	750,000	760,245
Other		277	277	—	—
Less: Unamortized debt issuance costs		(28,378)	—	(31,821)	—
Subtotal		3,361,899	$3,688,120	3,358,179	$3,574,172
Capital lease obligations		289,076		297,268
Total debt and capital lease obligations		3,650,975		3,655,447
Less: Current portion		(39,229)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,611,746		$3,622,463

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Pursuant to the terms of a registration rights agreement, HSS registered notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange registered notes for the 2026 Notes. This exchange offer expired May 11, 2017 with 99.98% of the 2026 Notes being tendered for exchange.

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

Income tax expense was $3.0 million for the three months ended June 30, 2017 compared to an income tax expense of approximately $23.7 million the three months ended June 30, 2016. Our estimated effective income tax rate was 31.3% and 34.9% for the three months ended June 30, 2017 and 2016, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 was primarily due to various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes.

Income tax expense was approximately $3.0 million for the six months ended June 30, 2017 compared to an income tax expense of approximately $43.9 million for the six months ended June 30, 2016. Our estimated effective income tax rate was 7.4% and 35.5% for the six months ended June 30, 2017 and 2016, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2017 was primarily due to the recognition of a one-time tax

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 1,197,500 shares and 389,040 shares of our Class A common stock for the three months ended June 30, 2017 and 2016, respectively, and 1,200,750 shares and 584,880 shares of our Class A common stock for the six months ended June 30, 2017 and 2016, respectively. On April 24, 2017, Mr. Ergen, our Chairman, voluntarily forfeited options to purchase 600,000 shares of Class A common stock that were granted to him on April 1, 2017, and we canceled such forfeited options.

Total non-cash, stock-based compensation expense is shown in the following table for the three and six months ended June 30, 2017 and 2016 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Research and development expenses	$246	$258	$477	$530
Selling, general and administrative expenses	2,705	2,432	4,967	5,316
Total stock-based compensation	$2,951	$2,690	$5,444	$5,846

As of June 30, 2017, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $24.9 million.

Note 14.    Commitments and Contingencies

Commitments

As of June 30, 2017, our satellite-related obligations were approximately $703.9 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar 105/SES-11 and the 63 West satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Separation Agreement; Share Exchange

In connection with the Spin-off, we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, we will only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange, we entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for certain pre-existing liabilities and legal proceedings.

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

For certain cases described below, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending trials, appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). Except as described below, for these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

We intend to vigorously defend the proceedings against us. In the event that a court or jury ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury found that such infringement was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. During the three months ended June 30, 2017, we recorded $2.5 million of litigation reserve expense with respect to this matter.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrued litigation reserves and such differences could be significant.

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

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.” On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” On June 6, 2017, Realtime filed an amended complaint, adding claims of infringement against EchoStar Technologies, L.L.C., a wholly-owned subsidiary of DISH, DISH, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C., and Arris Group, Inc., as well as additionally alleging infringement of United States Patent No. 8,553,759, entitled “Bandwidth Sensitive Data Compression and Decompression.” The cases were consolidated and no trial date has been set. On July 20, 2017, the claims against the newly added parties, with the exception of EchoStar Technologies, L.L.C., were severed into a separate case. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation. Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014. On April 11, 2014, the Chester County Litigation was stayed pending resolution of the motion to dismiss. On March 30, 2015, the Court dismissed the Jacobi Litigation, with leave for Jacobi to amend his complaint by April 20, 2015. On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss. On March 17, 2016, the Court dismissed the amended Jacobi Litigation. Jacobi has appealed this dismissal to the United States Court of Appeals for the Ninth Circuit, which has scheduled oral argument for October 10, 2017.

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

Note 15.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer. Prior to March 2017, we operated in three primary business segments, Hughes, EchoStar Technologies and ESS. Following consummation of the Share Exchange described in Note 3 of these condensed consolidated financial statements, we no longer operate the EchoStar Technologies business segment. The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Effective in March 2017, we also changed our overhead allocation methodology to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Transactions between segments were not significant for the three and six months ended June 30, 2017 or 2016, respectively. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2017
External revenue	$362,403	$97,945	$4,728	$465,076
Intersegment revenue	$359	$421	$(780)	$—
Total revenue	$362,762	$98,366	$3,948	$465,076
EBITDA	$110,024	$80,465	$(5,626)	$184,863
Capital expenditures	$96,529	$4,640	$26,895	$128,064

For the Three Months Ended June 30, 2016
External revenue	$338,574	$101,278	$2,806	$442,658
Intersegment revenue	$763	$172	$(935)	$—
Total revenue	$339,337	$101,450	$1,871	$442,658
EBITDA	$117,627	$84,284	$(11,585)	$190,326
Capital expenditures	$81,322	$10,312	$40,815	$132,449

For the Six Months Ended June 30, 2017
External revenue	$691,013	$198,096	$9,118	$898,227
Intersegment revenue	$1,069	$596	$(1,665)	$—
Total revenue	$692,082	$198,692	$7,453	$898,227
EBITDA	$210,876	$163,528	$(6,227)	$368,177
Capital expenditures	$162,196	$13,148	$42,670	$218,014

For the Six Months Ended June 30, 2016
External revenue	$664,113	$204,093	$6,426	$874,632
Intersegment revenue	$1,462	$346	$(1,808)	$—
Total revenue	$665,575	$204,439	$4,618	$874,632
EBITDA	$227,983	$172,924	$(25,029)	$375,878
Capital expenditures	$185,559	$35,032	$117,653	$338,244

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table reconciles total consolidated EBITDA to reported “Income from continuing operations before income taxes” in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
EBITDA	$184,863	$190,326	$368,177	$375,878
Interest income and expense, net	(45,417)	(16,387)	(82,522)	(35,593)
Depreciation and amortization	(130,034)	(106,117)	(245,117)	(216,194)
Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	182	123	(181)	(589)
Income from continuing operations before income taxes	$9,594	$67,945	$40,357	$123,502

Note 16.    Related Party Transactions

DISH Network

Following the Spin-off, we and DISH have operated as separate publicly-traded companies. However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, we and DISH Network entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with DISH Network in the future. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

EchoStar XVI. In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

transponder service agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the satellite services agreement relative to the EchoStar XVI satellite for five-years to January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

TerreStar Agreement one-year period, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termin. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. TerreStar generally has the right to continue to receive warranty services from us for one of our products on a month-to-month basis. The provision of warranty services for our other product will continue until March 2018 and will automatica

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

ation charges. lly renew in March 2018 for an additional one-year period, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Effective August 2014, we and Sling TV Holding entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest. As a result, DISH Network had a 90.0% equity interest and a 100% voting interest in Sling TV Holding. In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement. Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding: (1) had certain rights and corresponding obligations with respect to its business; (2) had the right, but not the obligation, to receive certain services from us and DISH Network; and (3) had a license from us to use certain of the assets distributed to us as part of the Exchange Agreement. Effective March 2017 following the consummation of the Share Exchange, we no longer hold our investment in Sling TV Holding. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated the Exchange Agreement and the Commercial Agreement and EchoStar has no further obligations and will earn no additional revenue under these agreements after February 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

American Fork Occupancy License Agreement. In connection with the Share Exchange, effective March 2017, we sublease from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We have exercised our option to renew this sublease for a five-year period ending in August 2022, subject to DISH Network’s renewing its lease.

Employee Matters Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Employee Matters Agreement that addresses the transfer of employees from EchoStar to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we are responsible for certain existing employee related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

Collocation and Antenna Space Agreements. In connection with the Share Exchange, effective March 2017, we entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado. EchoStar may renew each of these agreements for four three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. EchoStar may terminate any of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC will make certain payments to each other relating to sales, purchases and installation services. The MSA has an initial term of five years with automatic renewal for successive one year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.

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

Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Intellectual Property and Technology License Agreement (“IPTLA”) pursuant to which we and DISH and their respective subsidiaries license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility. The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default. In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms. In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of June 30, 2017, the principal amount outstanding of the loan facility was zero. In addition to our 43.8% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2017. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

NagraStar L.L.C.

Prior to March 2017, we owned 50.0% of NagraStar L.L.C. (“NagraStar”), a joint venture that was the primary provider of encryption and related security technology used in the set-top boxes produced by our former EchoStar Technologies segment. We accounted for our investment in NagraStar using the equity method. Following the consummation of the Share Exchange, we no longer hold this investment in NagraStar.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico. We provide certain satellite services to Dish Mexico and prior to the Share Exchange we also provided certain broadcast services and sold hardware such as digital set-top boxes and related equipment to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico in continuing operations of approximately $5.8 million for each of the three months ended June 30, 2017 and 2016 and $11.7 million for each of the six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, we had trade accounts receivable from continuing operations from Dish Mexico of approximately $7.8 million and $10.7 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, we had trade accounts receivable from Deluxe of approximately $0.8 million and $0.7 million, respectively.

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

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, a member of our board of directors, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

Prior to March 2017, we operated in three primary business segments, Hughes, EchoStar Technologies and ESS. On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect. As a result of the Share Exchange, the condensed consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 3 in the notes to condensed consolidated financial statements in Item 1 of this report for further discussion of our discontinued operations.

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

In addition, as of March 2017, we also changed our overhead allocation methodology used in our segment disclosures to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

2017 Second Quarter Consolidated Results of Operations

•	Revenue of $465.1 million

•	Operating income of $45.9 million

•	Net income from continuing operations of $6.6 million

•	Net income attributable to EchoStar common stock of $6.9 million and basic earnings per share of common stock of $0.07

•	EBITDA of $184.9 million (see reconciliation of this non-GAAP measure on page 48)

Consolidated Financial Condition as of June 30, 2017

•	Total assets of $8.74 billion

•	Total liabilities of $4.89 billion

•	Total stockholders’ equity of $3.85 billion

•	Cash, cash equivalents and current marketable investment securities of $3.27 billion

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

Our Hughes segment currently uses three satellites, the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. In December 2016, we launched our EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which provides significant capacity for continued subscriber growth. The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in certain Central and South American countries and has added capability for aeronautical, enterprise and international broadband services. We expect to launch our consumer satellite broadband service in Colombia in the second half of 2017 followed by service in other Central and South American countries.

In August 2017, we entered into a contract for the design and construction of a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch, that is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise services. Capital expenditures associated with the construction and launch of this satellite will be included in “Corporate and Other” in our segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C. and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes satellite internet service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA we do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”) in the future and we expect our subscriber acquisition costs to increase in future periods.

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

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location (“63 West”) for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to provide service in additional markets across South America once that capacity is available for commercial use.

As of June 30, 2017 and December 31, 2016, our Hughes segment had approximately 1,085,000 and 1,036,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions increased by approximately 39,000 in the second quarter of 2017 compared to the first quarter of 2017 primarily due to an increase in new subscribers in our retail channel as a result of the launch of the EchoStar XIX satellite, which was placed into service in March 2017. The increase was partially offset by a decrease in additions from our wholesale channel.  Our average monthly subscriber churn percentage for the second quarter of 2017 increased compared to the first quarter of 2017.  As a result of higher gross subscriber additions and higher churn, total net subscriber additions were approximately 41,000 for the quarter ended June 30, 2017 compared to approximately 7,000 for the first quarter of 2017. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of June 30, 2017 and December 31, 2016, our Hughes segment had approximately $1.59 billion and $1.52 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed. We currently expect to launch the EchoStar 105/SES-11 satellite in the fourth quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we have incurred and expect to incur additional costs related to the lease of the AMC-15 satellite.

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

As of June 30, 2017 and December 31, 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.35 billion and $1.16 billion, respectively.

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

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum. Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015. We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite. The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile in the EU. We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

within the scope of our licenses. The EchoStar XXI satellite launched in June 2017 and is anticipated to be placed in service in late 2017.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the Three Months Ended June 30,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$113,734	$115,864	$(2,130)	(1.8)
Services and other revenue - other	285,053	273,972	11,081	4.0
Equipment revenue - DISH Network	18	2,101	(2,083)	(99.1)
Equipment revenue - other	66,271	50,721	15,550	30.7
Total revenue	465,076	442,658	22,418	5.1
Costs and Expenses:
Cost of sales - services and other	134,024	127,766	6,258	4.9
% of Total services and other revenue	33.6%	32.8%
Cost of sales - equipment	57,865	46,545	11,320	24.3
% of Total equipment revenue	87.3%	88.1%
Selling, general and administrative expenses	89,826	79,237	10,589	13.4
% of Total revenue	19.3%	17.9%
Research and development expenses	7,437	7,562	(125)	(1.7)
% of Total revenue	1.6%	1.7%
Depreciation and amortization	130,034	106,117	23,917	22.5
Total costs and expenses	419,186	367,227	51,959	14.1
Operating income	45,890	75,431	(29,541)	(39.2)

Other Income (Expense):
Interest income	10,039	3,502	6,537	*
Interest expense, net of amounts capitalized	(55,456)	(19,889)	(35,567)	*
Gains and impairment on investment, net	1,837	5,487	(3,650)	(66.5)
Equity in earnings of unconsolidated affiliates, net	4,831	5,626	(795)	(14.1)
Other, net	2,453	(2,212)	4,665	*
Total other expense, net	(36,296)	(7,486)	(28,810)	*
Income from continuing operations before income taxes	9,594	67,945	(58,351)	(85.9)
Income tax provision	(3,003)	(23,692)	20,689	(87.3)
Net income from continuing operations	6,591	44,253	(37,662)	(85.1)
Net income from discontinued operations	531	11,656	(11,125)	(95.4)
Net income	7,122	55,909	(48,787)	(87.3)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	—	(188)	188	(100.0)
Less: Net income attributable to other noncontrolling interests	182	311	(129)	(41.5)
Net income attributable to EchoStar	$6,940	$55,786	$(48,846)	(87.6)

Other Data:
EBITDA (2)	$184,863	$190,326	$(5,463)	(2.9)
Subscribers, end of period	1,085,000	1,030,000	55,000	5.3
 * Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 59 and 60 under the heading “Explanation of Key Metrics and Other Items.”
(2)    A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 48. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 60.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $113.7 million for the three months ended June 30, 2017, a decrease of $2.1 million or 1.8%, compared to the same period in 2016.

Services and other revenue - DISH Network from our Hughes segment for the three months ended June 30, 2017 decreased by $2.8 million, or 11.4%, to $22.1 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue - DISH Network from Corporate and Other for the three months ended June 30, 2017 increased by $1.0 million, or 27.1%, to $4.7 million compared to the same period in 2016.  The increase was primarily attributable to an increase in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us.

Services and other revenue - other.  “Services and other revenue - other” totaled $285.1 million for the three months ended June 30, 2017, an increase of $11.1 million or 4.0%, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the three months ended June 30, 2017 increased by $13.5 million, or 5.2%, to $274.3 million compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services to our domestic and international consumers of $13.4 million, domestic enterprise customers of $1.3 million and telecom systems customers of $1.3 million, partially offset by a decrease of $2.2 million to our international enterprise customers.

Services and other revenue - other from our ESS segment for the three months ended June 30, 2017 decreased by $2.8 million, or 19.5%, to $11.5 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in sales of transponder services due to expired service contracts.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $18.0 thousand for the three months ended June 30, 2017, a decrease of $2.1 million or 99.1%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Equipment revenue - other.  “Equipment revenue - other” totaled $66.3 million for the three months ended June 30, 2017, an increase of $15.6 million or 30.7%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was primarily due to an increase in sales of broadband equipment to our domestic and international consumers and domestic enterprise customers.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $134.0 million for the three months ended June 30, 2017, an increase of $6.3 million or 4.9%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the three months ended June 30, 2017 increased by $5.0 million, or 4.5%, to $116.5 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumers as a result of the increase in sales of broadband services.

Cost of sales - services and other from our ESS segment for the three months ended June 30, 2017 increased by $1.2 million, or 7.7%, to $16.7 million compared to the same period in 2016.  The increase was primarily due to rental expenses for the lease of certain real estate from DISH Network in 2017.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $57.9 million for the three months ended June 30, 2017, an increase of $11.3 million or 24.3%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was primarily attributable to an increase of $14.1 million in equipment costs related to the increase in sales to our domestic and international consumers and domestic enterprise customers. The increase was partially offset by a decrease of $3.4 million in equipment costs related to the decrease in sales to dishNET and telecom systems customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $89.8 million for the three months ended June 30, 2017, an increase of $10.6 million or 13.4%, compared to the same period in 2016. The increase

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

was primarily due to an increase of $12.4 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment, partially offset by a decrease of $1.8 million in general and administrative expenses. As a result of the MSA, we expect our subscriber acquisition costs to increase in future periods. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Research and development expenses.  “Research and development expenses” totaled $7.4 million for the three months ended June 30, 2017, a decrease of $0.1 million or 1.7%, compared to the same period in 2016. Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $130.0 million for the three months ended June 30, 2017, an increase of $23.9 million or 22.5%, compared to the same period in 2016.  The increase was primarily related to an increase in depreciation expense of the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively, an increase in depreciation expense of customer rental equipment, and an increase in depreciation expense relating to machinery and equipment in 2017.

Interest income.  “Interest income” totaled $10.0 million for the three months ended June 30, 2017, an increase of $6.5 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments due to the issuance of long-term debt in the third quarter of 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $55.5 million for the three months ended June 30, 2017, an increase of $35.6 million, compared to the same period in 2016.  The increase was primarily due to an increase of $22.3 million in interest expense relating to the issuance of 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016 and a decrease of $13.1 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively.

Gains and impairment on investments, net.  “Gains and impairment on investments, net” totaled $1.8 million in gains for the three months ended June 30, 2017, a decrease of $3.7 million or 66.5%, compared to the same period in 2016.  The decrease in gains was primarily due to $3.3 million in realized gains on our securities classified as available-for-sale in 2016 and a decrease of $0.5 million in gains on our trading securities in 2017.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $4.8 million in earnings for the three months ended June 30, 2017, a decrease of $0.8 million or 14.1%, compared to the same period in 2016. The decrease was primarily related to a decrease in earnings from our investments in Deluxe/EchoStar LLC and Dish Mexico.

Other, net.  “Other, net” totaled $2.5 million in income for the three months ended June 30, 2017 compared to $2.2 million in expenses for the three months ended June 30, 2016.  The change of $4.7 million in income was primarily related to a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017 and $1.4 million in a protective put associated with our trading securities in the second quarter of 2016.

Income tax provision.  Income tax expense was $3.0 million for the three months ended June 30, 2017, a decrease of $20.7 million or 87.3%, compared to the same period in 2016. Our effective income tax rate was 31.3% and 34.9% for the three months ended June 30, 2017 and 2016, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 was primarily due to various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $6.9 million for the three months ended June 30, 2017, a decrease of $48.8 million or 87.6%, compared to the same period in 2016.  The decrease was primarily due to (i) a decrease in operating income, including depreciation and amortization, of $29.5 million, (ii) an increase of $22.3 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (iii) a decrease of $13.1 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively, (iv) a decrease of $11.1 million in net income from discontinuing operations in 2017 and (v) $3.3 million in realized gains on our securities classified as available-for-sale in 2016. The decrease was partially offset by (i) a decrease in income tax expense of $20.7 million, (ii) an increase of $6.5 million in interest income, and (iii) a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $184.9 million for the three months ended June 30, 2017, a decrease of $5.5 million or 2.9%, compared to the same period in 2016.  The decrease was primarily due to a decrease in operating income, excluding depreciation and amortization, of $5.6 million for the three months ended June 30, 2017 and a $3.3 million in realized gains on our securities classified as available-for-sale in 2016, partially offset by a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$7,122	$55,909	$(48,787)	(87.3)

Interest income and expense, net	45,417	16,387	29,030	*
Income tax provision	3,003	23,692	(20,689)	(87.3)
Depreciation and amortization	130,034	106,117	23,917	22.5
Net income from discontinued operations	(531)	(11,656)	11,125	(95.4)
Net income attributable to noncontrolling interests	(182)	(123)	(59)	48.0
EBITDA	$184,863	$190,326	$(5,463)	(2.9)

Segment Operating Results and Capital Expenditures

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2017
Total revenue	$362,762	$98,366	$3,948	$465,076
Capital expenditures	$96,529	$4,640	$26,895	$128,064
EBITDA	$110,024	$80,465	$(5,626)	$184,863

For the Three Months Ended June 30, 2016
Total revenue	$339,337	$101,450	$1,871	$442,658
Capital expenditures	$81,322	$10,312	$40,815	$132,449
EBITDA	$117,627	$84,284	$(11,585)	$190,326

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Three Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$362,762	$339,337	$23,425	6.9
Capital expenditures	$96,529	$81,322	$15,207	18.7
EBITDA	$110,024	$117,627	$(7,603)	(6.5)

Revenue

Hughes segment total revenue for the three months ended June 30, 2017 increased by $23.4 million, or 6.9%, compared to the same period in 2016.  The increase was primarily due to an increase in sales of broadband equipment and services to our domestic and international consumers and domestic enterprise customers of $32.1 million. The increase was partially offset by a decrease in equipment sales and services to DISH Network of $4.9 million, and a decrease in sales of broadband services of $2.2 million to our international enterprise customers.

Capital Expenditures

Hughes segment capital expenditures for the three months ended June 30, 2017 increased by $15.2 million, or 18.7%, compared to the same period in 2016, primarily as a result of an increase of $35.1 million in expenditures on domestic and international customer rental equipment and an increase of $2.2 million in expenditures on the 63 West satellite, partially offset by a decrease of $25.0 million in expenditures on other satellites and related ground infrastructure.

EBITDA

Hughes segment EBITDA for the three months ended June 30, 2017 was $110.0 million, a decrease of $7.6 million, or 6.5%, compared to the same period in 2016.  The decrease was due to an increase of $12.3 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales, an unfavorable foreign exchange impact of $2.1 million in 2017, and $1.4 million in a protective put associated with our trading securities in the second quarter of 2016, partially offset by an increase of $7.8 million in gross margin and a decrease of $0.5 million in gains on our trading securities in 2017.

EchoStar Satellite Services Segment

	For the Three Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$98,366	$101,450	$(3,084)	(3.0)
Capital expenditures	$4,640	$10,312	$(5,672)	(55.0)
EBITDA	$80,465	$84,284	$(3,819)	(4.5)

Revenue

ESS segment total revenue for the three months ended June 30, 2017 decreased by $3.1 million, or 3.0%, compared to the same period in 2016, primarily due to a decrease in sales of transponder services due to expired service contracts.

Capital Expenditures

ESS segment capital expenditures for the three months ended June 30, 2017 decreased by $5.7 million, or 55.0%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

ESS segment EBITDA for the three months ended June 30, 2017 was $80.5 million, a decrease of $3.8 million, or 4.5%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $3.1 million in revenues primarily driven by a decrease in sales of transponder services due to expired service contracts. The decrease was also attributable to an increase in rental expenses for the lease of certain real estate from DISH Network in 2017.

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

	For the Three Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$3,948	$1,871	$2,077	*
Capital expenditures	$26,895	$40,815	$(13,920)	(34.1)
EBITDA	$(5,626)	$(11,585)	$5,959	(51.4)
*    Percentage is not meaningful.

Capital Expenditures

For the three months ended June 30, 2017, Corporate and Other capital expenditures decreased by $13.9 million, or 34.1%, compared to the same period in 2016, primarily related to a decrease in satellite expenditures of $12.4 million on the EchoStar XXIII satellite and a decrease in satellite expenditures of $8.4 million on the EchoStar XIX satellite, partially offset by an increase in satellite expenditures of $7.3 million on the EchoStar XXI satellite.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the EU. It was launched in June 2017 and is anticipated to be placed in service in late 2017. The EchoStar XXIII satellite was launched in March 2017 and was placed into service in the second quarter of 2017.

EBITDA

For the three months ended June 30, 2017, Corporate and Other EBITDA was $5.6 million of loss, a reduction in loss of $6.0 million or 51.4% compared to the same period in 2016.  The reduction in loss was primarily related to a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017, a decrease of $3.4 million in selling, general and administrative expenses, a favorable foreign exchange impact of $1.5 million in 2017, and an increase of $1.0 million in rental income relating to our lease agreements pursuant to which DISH Network leases certain real estate from us, partially offset by $3.3 million in realized gains on our securities classified as available-for-sale in 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the Six Months Ended June 30,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$228,689	$232,313	$(3,624)	(1.6)
Services and other revenue - other	554,844	543,869	10,975	2.0
Equipment revenue - DISH Network	49	4,870	(4,821)	(99.0)
Equipment revenue - other	114,645	93,580	21,065	22.5
Total revenue	898,227	874,632	23,595	2.7
Costs and Expenses:
Cost of sales - services and other	265,807	253,348	12,459	4.9
% of Total services and other revenue	33.9%	32.6%
Cost of sales - equipment	101,803	89,653	12,150	13.6
% of Total equipment revenue	88.8%	91.1%
Selling, general and administrative expenses	172,817	159,782	13,035	8.2
% of Total revenue	19.2%	18.3%
Research and development expenses	15,142	14,494	648	4.5
% of Total revenue	1.7%	1.7%
Depreciation and amortization	245,117	216,194	28,923	13.4
Total costs and expenses	800,686	733,471	67,215	9.2
Operating income	97,541	141,161	(43,620)	(30.9)

Other Income (Expense):
Interest income	18,330	7,467	10,863	*
Interest expense, net of amounts capitalized	(100,852)	(43,060)	(57,792)	*
Gains and impairment on investments, net	10,574	7,949	2,625	33.0
Equity in earnings of unconsolidated affiliates, net	11,239	4,818	6,421	*
Other, net	3,525	5,167	(1,642)	(31.8)
Total other expense, net	(57,184)	(17,659)	(39,525)	*
Income from continuing operations before income taxes	40,357	123,502	(83,145)	(67.3)
Income tax provision	(2,991)	(43,864)	40,873	(93.2)
Net income from continuing operations	37,366	79,638	(42,272)	(53.1)
Net income from discontinued operations	7,108	24,714	(17,606)	(71.2)
Net income	44,474	104,352	(59,878)	(57.4)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(655)	(1,011)	356	(35.2)
Less: Net income attributable to other noncontrolling interests	474	422	52	12.3
Net income attributable to EchoStar	$44,655	$104,941	$(60,286)	(57.4)

Other Data:
EBITDA (2)	$368,177	$375,878	$(7,701)	(2.0)
Subscribers, end of period	1,085,000	1,030,000	55,000	5.3
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 59 and 60 under the heading “Explanation of Key Metrics and Other Items.”
(2)    A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 54. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 60.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $228.7 million for the six months ended June 30, 2017, a decrease of $3.6 million or 1.6%, compared to the same period in 2016.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2017 decreased by $4.7 million, or 9.4%, to $45.5 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue - DISH Network from Corporate and Other for the six months ended June 30, 2017 increased by $1.6 million, or 21.6%, to $9.1 million compared to the same period in 2016.  The increase was primarily attributable to an increase in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us.

Services and other revenue - other.  “Services and other revenue - other” totaled $554.8 million for the six months ended June 30, 2017, an increase of $11.0 million or 2.0%, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2017 increased by $15.8 million, or 3.1%, to $532.0 million compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services of $20.0 million to our domestic and international consumers, $2.4 million to our domestic enterprise customers and $2.1 million to our telecom systems customers, partially offset by a decrease of $8.7 million to our international enterprise customers.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2017 decreased by $5.2 million, or 17.5%, to $24.6 million compared to the same period in 2016.  The decrease was primarily attributable to decreases in sales of transponder services due to expired service contracts.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $49.0 thousand for the six months ended June 30, 2017, a decrease of $4.8 million or 99.0%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Equipment revenue - other.  “Equipment revenue - other” totaled $114.6 million for the six months ended June 30, 2017, an increase of $21.1 million or 22.5%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $22.4 million in sales of broadband equipment to our domestic enterprise customers and an increase of $4.2 million to our domestic and international consumers, partially offset by a decrease of $5.1 million in revenue from our telecom systems customers.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $265.8 million for the six months ended June 30, 2017, an increase of $12.5 million or 4.9%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2017 increased by $11.7 million, or 5.3%, to $231.5 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumers and domestic enterprise customers primarily due to the increase in sales of broadband services.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2017 increased by $0.7 million, or 2.2%, to $32.6 million compared to the same period in 2016.  The increase was primarily due to rental expenses for the lease of certain real estate from DISH Network in 2017.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $101.8 million for the six months ended June 30, 2017, an increase of $12.2 million or 13.6%, compared to the same period in 2016 primarily from our Hughes segment. The increase was primarily attributable to an increase of $19.3 million in equipment costs related to the increase in sales to our domestic and international consumers and enterprise customers, partially offset by a decrease of $7.8 million in equipment costs related to the decrease in sales to dishNET and our telecom systems customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $172.8 million for the six months ended June 30, 2017, an increase of $13.0 million or 8.2%, compared to the same period in 2016.  The increase was primarily related to an increase of $13.8 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment, partially offset by a decrease in general and administrative expenses. As a result of the MSA, we expect our subscriber acquisition costs to increase in future periods. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Research and development expenses.  “Research and development expenses” totaled $15.1 million for the six months ended June 30, 2017, an increase of $0.6 million or 4.5%, compared to the same period in 2016.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $245.1 million for the six months ended June 30, 2017, an increase of $28.9 million or 13.4%, compared to the same period in 2016.  The increase was primarily related to an increase in depreciation expense of the EUTELSAT 65 West A, EchoStar XIX and EchoStar XXIII satellites that were placed into service in the second quarter of 2016, and the first and second quarters of 2017, respectively, an increase in depreciation expense relating to customer rental equipment from our consumer satellite broadband services in Brazil which began in July 2016, and an increase in depreciation expense relating to machinery and equipment in 2017, partially offset by a decrease in amortization expense from certain of our fully amortized other intangible assets in Corporate and Other.

Interest income.  “Interest income” totaled $18.3 million for the six months ended June 30, 2017, an increase of $10.9 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments due to the issuance of long-term debt in the third quarter of 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $100.9 million for the six months ended June 30, 2017, an increase of $57.8 million, compared to the same period in 2016.  The increase was primarily due to an increase in interest expense of $44.5 million relating to the issuance of 2026 Notes in the third quarter of 2016 and a decrease of $13.3 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively.

Gains and impairment on investments, net.  “Gains and impairment on investments, net” totaled $10.6 million in gains for the six months ended June 30, 2017, an increase of $2.6 million or 33.0%, compared to the same period in 2016.  The increase was primarily due to a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017, partially offset by an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and a decrease of $2.8 million in realized gains on our securities classified as available-for-sale in 2017.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $11.2 million in earnings for the six months ended June 30, 2017, an increase of $6.4 million, compared to the same period in 2016. The increase was primarily related to an increase in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $3.5 million in income for the six months ended June 30, 2017, a decrease of $1.6 million or 31.8%, compared to the same period in 2016. The decrease was primarily related to $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016, partially offset by a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017 and $1.5 million in a protective put associated with our trading securities in 2016.

Income tax provision.  Income tax expense was $3.0 million for the six months ended June 30, 2017, a decrease of $40.9 million or 93.2%, compared to the same period in 2016. Our effective income tax rate was 7.4% and 35.5% for the six months ended June 30, 2017 and 2016, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $44.7 million for the six months ended June 30, 2017, a decrease of $60.3 million or 57.4%, compared to the same period in 2016.  The decrease was primarily due to (i) an increase in interest expense of $44.5 million relating to the issuance of 2026 Notes in the third quarter of 2016, (ii) a decrease in operating income of $43.6 million, (iii) a decrease of $17.6 million in income from discontinued operations, (iv) a decrease of $13.3 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively, and (v) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016. The decrease was partially offset by (i) a decrease in income tax expense of $40.9 million, (ii) an increase of $10.9 million in interest income primarily attributable to the increase in our marketable investments due to the issuance of long-term debt in the third quarter of 2016, (iii) an increase of $6.4 million in equity in earnings of unconsolidated affiliates, net, in 2017, (iv) a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017 and (v) an increase of $2.6 million in gains on investments, net of losses and impairments.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $368.2 million for the six months ended June 30, 2017, a decrease of $7.7 million or 2.0%, compared to the same period in 2016.  The decrease was primarily due to (i) a decrease in operating income, excluding depreciation and amortization, of $14.7 million, and (ii) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016. The decrease was partially offset by (i) an increase of $6.4 million in equity in earnings of unconsolidated affiliates, net, (ii) a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017, (iii) an increase of $2.6 million in gains on investments, net of losses and impairments and (iv) $1.5 million in a protective put associated with our trading securities in 2016. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$44,474	$104,352	$(59,878)	(57.4)

Interest income and expense, net	82,522	35,593	46,929	*
Income tax provision	2,991	43,864	(40,873)	(93.2)
Depreciation and amortization	245,117	216,194	28,923	13.4
Net income from discontinued operations	(7,108)	(24,714)	17,606	(71.2)
Net loss attributable to noncontrolling interests	181	589	(408)	(69.3)
EBITDA	$368,177	$375,878	$(7,701)	(2.0)
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Six Months Ended June 30, 2017
Total revenue	$692,082	$198,692	$7,453	$898,227
Capital expenditures	$162,196	$13,148	$42,670	$218,014
EBITDA	$210,876	$163,528	$(6,227)	$368,177

For the Six Months Ended June 30, 2016
Total revenue	$665,575	$204,439	$4,618	$874,632
Capital expenditures	$185,559	$35,032	$117,653	$338,244
EBITDA	$227,983	$172,924	$(25,029)	$375,878

Hughes Segment

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$692,082	$665,575	$26,507	4.0
Capital expenditures	$162,196	$185,559	$(23,363)	(12.6)
EBITDA	$210,876	$227,983	$(17,107)	(7.5)

Revenue

Hughes segment total revenue for the six months ended June 30, 2017 increased by $26.5 million, or 4.0%, compared to the same period in 2016.  The increase was primarily due to an increase of $24.8 million in sales of broadband equipment and services to our domestic enterprise customers, an increase of $24.2 million in sales of broadband equipment and services to our domestic and international consumers, and an increase of $2.1 million in sales of services to our telecom systems customers. The increase was partially offset by a decrease of $9.6 million in sales of broadband equipment and services to DISH Network, and a decrease of $8.7 million in sales of broadband services to our international customers, and a decrease of $5.1 million in sales of broadband equipment to our telecom systems customers.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2017 decreased by $23.4 million, or 12.6%, compared to the same period in 2016, primarily as a result of a decrease of $61.5 million in expenditures on satellites and related ground infrastructure, partially offset by an increase of $37.8 million in expenditures on domestic and international customer rental equipment in 2017.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2017 was $210.9 million, a decrease of $17.1 million, or 7.5%, compared to the same period in 2016.  The decrease was primarily due to an increase of $13.7 million in marketing and promotional costs mainly attributable our domestic and international consumer broadband sales, an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017, an increase of $1.9 million in general and administrative expenses, and an unfavorable foreign exchange impact of $1.6 million in 2017. The decrease was partially offset by an increase of $3.2 million in gross margin.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$198,692	$204,439	$(5,747)	(2.8)
Capital expenditures	$13,148	$35,032	$(21,884)	(62.5)
EBITDA	$163,528	$172,924	$(9,396)	(5.4)

Revenue

ESS segment total revenue for the six months ended June 30, 2017 decreased by $5.7 million, or 2.8%, compared to the same period in 2016, primarily attributable to decreases in sales of transponder services due to expired service contracts.

Capital Expenditures

ESS segment capital expenditures for the six months ended June 30, 2017 decreased by $21.9 million, or 62.5%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the six months ended June 30, 2017 was $163.5 million, a decrease of $9.4 million, or 5.4%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $6.4 million in gross margin and a decrease of $3.8 million due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$7,453	$4,618	$2,835	61.4
Capital expenditures	$42,670	$117,653	$(74,983)	(63.7)
EBITDA	$(6,227)	$(25,029)	$18,802	(75.1)

Capital Expenditures

For the six months ended June 30, 2017, Corporate and Other capital expenditures decreased by $75.0 million, or 63.7%, compared to the same period in 2016, primarily related to a decrease in satellite expenditures of $39.1 million on the EchoStar XIX satellite, a decrease in satellite expenditures of $17.3 million on the EchoStar XXIII satellite, and a decrease in satellite expenditures of $17.1 million on the EchoStar XXI satellite.  The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the EU. It was launched in June 2017 and is anticipated to be placed in service in late 2017. The EchoStar XXIII satellite was launched in March 2017 and was placed into service in the second quarter of 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA

For the six months ended June 30, 2017, Corporate and Other EBITDA was a loss of $6.2 million, a reduction in loss of $18.8 million, or 75.1%, compared to the same period in 2016.  The reduction in loss was primarily related to a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017, an increase of $6.4 million in equity in earnings of unconsolidated affiliates, net in 2017, a favorable foreign exchange impact of $1.3 million in 2017, a non-recurring dividend of $3.5 million received from a strategic equity investment in 2017, and an increase of $1.5 million in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us. The reduction in loss was partially offset by $3.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. As of June 30, 2017 and December 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $3.27 billion and $3.09 billion, respectively.

As of June 30, 2017 and December 31, 2016, we held $280.4 million and $522.5 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the six months ended June 30, 2017.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the six months ended June 30, 2017, we reported net cash inflows from operating activities of $382.9 million, an increase in cash inflows of $27.2 million, compared to the same period in 2016. The increase in cash inflows was primarily attributable to an increase of $146.6 million resulting from changes in operating assets and liabilities related to timing differences, partially offset by lower net income of $119.4 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in earnings of unconsolidated affiliates, net;” (iii) “Gain and impairment on investments, net;” (iv) “Stock-based compensation;” (v) “Deferred tax provision;” (vi) “Other, net;” (vii) “Dividends received from unconsolidated entity;” and (viii) “Proceeds from sale of trading securities”.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the six months ended June 30, 2017, we reported net cash inflows from investing activities of $14.6 million compared to net cash outflows from investing activities of $507.5 million for the six months ended June 30, 2016. The decrease of $522.1 million in cash outflows was primarily related to a decrease of $386.0 million in purchases of marketable investment securities, net of sales and maturities, and a decrease of $122.2 million in capital expenditures, net of related refunds, in 2017 when compared to the same period in 2016 and cash proceeds of $17.8 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the six months ended June 30, 2017, we reported net cash inflows from financing activities of $15.5 million compared to net cash outflows from financing activities of $11.2 million for the six months ended June 30, 2016. The decrease of $26.7 million in cash outflows was primarily due to an increase of $29.0 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans, partially offset by a decrease of $3.0 million in net proceeds from Class A common stock issued under our employee stock purchase plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2017, our satellite-related obligations were approximately $703.9 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar 105/SES-11 and the 63 West satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of June 30, 2017, we had $35.9 million of letters of credit and insurance bonds. Of this amount, $13.0 million was secured by restricted cash, $1.1 million was related to insurance bonds, and $21.8 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

As of June 30, 2017, we had foreign currency forward contracts with a notional value of $4.9 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites. Additionally, we obtained certain launch and in-orbit insurance for our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. We currently depend on DISH Network for a significant portion of our revenue. The loss of, or a significant reduction in provision of satellite services would significantly reduce our revenue and materially adversely impact our results of operations. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of June 30, 2017, our total indebtedness was $3.65 billion, of which $289.1 million related to capital lease obligations. See our most recent Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures necessary to support and expand our business, or if we decide to purchase or build one or more additional satellites. Furthermore, we expect to be a federal cash taxpayer in 2017 which will require additional liquidity. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2017. As of June 30, 2017, we have not repurchased any common stock under this program.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $3.27 billion. Of this amount, a total of $3.14 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.14 billion as of June 30, 2017, a hypothetical 10% change in average interest rates during 2017 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the six months ended June 30, 2017 of 1.2%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2017 would have resulted in a decrease of approximately $3.4 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2017, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $127.4 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would result in a decrease of approximately $12.7 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of June 30, 2017, we had $13.8 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of June 30, 2017, a hypothetical 10% increase in average interest rates would not have a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of June 30, 2017, we had $174.1 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $17.4 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of June 30, 2017, we had $16.4 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $4.9 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of June 30, 2017. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $26.6 million as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors. Except as provided below, for the six months ended June 30, 2017, there were no material changes in our risk factors as previously disclosed.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations. Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  Our ability to provide capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations and/or legislation in the U.S. that enable or propose to enable the use of a portion of the frequency bands we currently use or in the future intend to use for satellite services, 5G mobile terrestrial services or other uses. These bands include the Ka-band, where we operate our broadband gateway earth stations, and other bands in which we may operate in the future. Such regulation or legislation could limit our ability to use the Ka-band and/or other bands, limit our flexibility to change the way in which we use the Ka-band and/or adversely impact our ability to use additional bands in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could similarly limit access to the Ka-band or other frequency bands. In addition, the fixed satellite services (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  Our business and results of operations could be adversely affected if we are not able to renew our capacity leases at economically viable rates, if capacity is not available due to problems experienced by these FSS providers or if frequencies are not available to us.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities, and internationally by the ITU.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use Ka-band in the future and/or limit our access to and ability to use the Ka-band and/or other bands in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka-band or other frequency bands. The FCC has also opened a proceeding on non-geostationary satellites, which may adversely impact our ability to use certain spectrum for user terminals. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our satellite licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  In addition, we must obtain new licenses from the FCC and other countries’ regulators for the operation of new satellites that we may build and/or acquire. There can be no assurance that the FCC or other regulators will continue granting applications for new licenses or for the renewal of existing ones.  If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization or limitations on our ability to use the frequencies we currently use and/or intend to use in the future would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, the legislative and executive branches of the U.S. government and foreign governments often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2017.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

As previously reported in a Current Report on Form 8-K filed on May 2, 2017, a non-binding, advisory vote was taken at our 2017 Annual Meeting of Stockholders on the frequency of future non-binding stockholder advisory votes regarding our named executive officer compensation. A majority of the votes cast at the Annual Meeting approved holding such advisory votes every three years. After considering the preference of the Company’s stockholders and other factors, our Board of Directors has determined that EchoStar Corporation will hold, and include in our proxy materials, a non-binding shareholder advisory vote on the compensation of our named executive officers every three years until the next required shareholder vote on the frequency of such non-binding shareholder advisory votes on executive compensation. The next advisory vote on executive compensation will be submitted to our stockholders in 2020.

As previously disclosed by EchoStar Corporation and Hughes Satellite Systems Corporation (together, “we” or “us”) in our public filings, including most recently in our annual reports on Form 10-K for the year ended December 31, 2016 and our quarterly reports on Form 10-Q for the quarter ended March 31, 2017, on January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 and 7,245,874. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury found that such infringement was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. During the three months ended June 30, 2017, we recorded $2.5 million of litigation reserve expense with respect to this matter. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrued litigation reserves and such differences could be significant.

Item 6.    EXHIBITS

Exhibit No.	Description
10.1(H)	EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended.**
10.2(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2017)**
10.3(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2017)**
10.4(H)	Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan**
10.5(H)	Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2017)**
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 9, 2017	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)