Form 10-Q
period 2017-09-30
EchoStar CORP
filed 2017-11-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

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

As of October 31, 2017, the registrant’s outstanding common stock consisted of 48,039,777 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

•	our ability to implement our strategic initiatives;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors; and

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

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$2,798,359	$2,570,365
Marketable investment securities, at fair value	485,035	522,516
Trade accounts receivable, net of allowance for doubtful accounts of $13,211 and $12,956, respectively	192,387	182,527
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	52,512	19,417
Inventory	91,232	62,620
Prepaids and deposits	53,536	43,456
Other current assets	12,746	10,862
Current assets of discontinued operations	145	311,524
Total current assets	3,685,952	3,723,287
Noncurrent Assets:
Restricted cash and marketable investment securities	13,736	12,926
Property and equipment, net of accumulated depreciation of $2,551,678 and $2,598,492, respectively	3,530,459	3,398,195
Regulatory authorizations, net	545,557	544,633
Goodwill	504,173	504,173
Other intangible assets, net	62,635	80,734
Investments in unconsolidated entities	165,290	171,016
Other receivable - DISH Network	92,133	90,586
Other noncurrent assets, net	207,221	166,385
Noncurrent assets of discontinued operations	—	316,924
Total noncurrent assets	5,121,204	5,285,572
Total assets	$8,807,156	$9,008,859
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$120,436	$170,297
Trade accounts payable - DISH Network	6,556	1,072
Current portion of long-term debt and capital lease obligations	38,407	32,984
Deferred revenue and prepayments	56,285	59,989
Accrued interest	57,837	46,487
Accrued compensation	37,096	53,454
Accrued expenses and other	110,872	95,726
Current liabilities of discontinued operations	542	71,429
Total current liabilities	428,031	531,438
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,605,715	3,622,463
Deferred tax liabilities, net	745,965	746,667
Other noncurrent liabilities	131,626	90,785
Noncurrent liabilities of discontinued operations	—	10,701
Total noncurrent liabilities	4,483,306	4,470,616
Total liabilities	4,911,337	5,002,054
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at September 30, 2017 and 13,000,000 shares authorized and 6,290,499 issued and outstanding at December 31, 2016	—	6
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 53,564,095 shares issued and 48,031,777 shares outstanding at September 30, 2017 and 52,243,465 shares issued and 46,711,147 shares outstanding at December 31, 2016	54	52
Class B common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of September 30, 2017 and December 31, 2016	48	48
Class C common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2017 and December 31, 2016	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,660,696	3,828,677
Accumulated other comprehensive loss	(88,732)	(124,803)
Accumulated earnings	408,079	314,247
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar stockholders’ equity	3,881,983	3,920,065
Noncontrolling interest in HSS Tracking Stock	—	73,910
Other noncontrolling interests	13,836	12,830
Total stockholders’ equity	3,895,819	4,006,805
Total liabilities and stockholders’ equity	$8,807,156	$9,008,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Services and other revenue - DISH Network	$111,135	$115,127	$339,824	$347,440
Services and other revenue - other	310,973	276,280	865,817	820,149
Equipment revenue - DISH Network	126	2,138	175	7,008
Equipment revenue - other	58,999	66,501	173,644	160,081
Total revenue	481,233	460,046	1,379,460	1,334,678
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	138,641	131,594	404,448	384,942
Cost of sales - equipment (exclusive of depreciation and amortization)	52,051	53,599	153,854	143,252
Selling, general and administrative expenses	91,003	80,672	263,820	240,454
Research and development expenses	8,302	9,030	23,444	23,524
Depreciation and amortization	134,822	108,549	379,939	324,743
Total costs and expenses	424,819	383,444	1,225,505	1,116,915
Operating income	56,414	76,602	153,955	217,763

Other Income (Expense):
Interest income	12,012	6,259	30,342	13,726
Interest expense, net of amounts capitalized	(55,646)	(37,316)	(156,498)	(80,376)
Gains on investments, net	20,090	230	33,962	8,179
Other-than-temporary impairment loss on available-for-sale securities	—	—	(3,298)	—
Equity in earnings of unconsolidated affiliates, net	4,381	4,166	15,620	8,984
Other, net	4,686	364	8,211	5,531
Total other expense, net	(14,477)	(26,297)	(71,661)	(43,956)
Income from continuing operations before income taxes	41,937	50,305	82,294	173,807
Income tax provision	(6,082)	(17,394)	(9,073)	(61,258)
Net income from continuing operations	35,855	32,911	73,221	112,549
Net income (loss) from discontinued operations	(654)	4,499	6,454	29,213
Net income	35,201	37,410	79,675	141,762
Less: Net income (loss) attributable to noncontrolling interest in HSS Tracking Stock	—	85	(655)	(926)
Less: Net income attributable to other noncontrolling interests	532	524	1,006	946
Net income attributable to EchoStar	34,669	36,801	79,324	141,742
Less: Net income (loss) attributable to Hughes Retail Preferred Tracking Stock	—	157	(1,209)	(1,709)
Net income attributable to EchoStar common stock	$34,669	$36,644	$80,533	$143,451

Amounts attributable to EchoStar common stock:
Net income from continuing operations	$35,323	$32,145	$74,079	$114,238
Net income (loss) from discontinued operations	(654)	4,499	6,454	29,213
Net income attributable to EchoStar common stock	$34,669	$36,644	$80,533	$143,451

Weighted-average common shares outstanding - Class A and B common stock:
Basic	95,656	93,898	95,316	93,661
Diluted	96,890	94,401	96,626	94,189

Earnings (loss) per share - Class A and B common stock:
Basic:
Continuing operations	$0.37	$0.34	$0.78	$1.22
Discontinued operations	(0.01)	0.05	0.06	0.31
Total basic earnings per share	$0.36	$0.39	$0.84	$1.53
Diluted:
Continuing operations	$0.36	$0.34	$0.77	$1.21
Discontinued operations	—	0.05	0.06	0.31
Total diluted earnings per share	$0.36	$0.39	$0.83	$1.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive Income:
Net income	$35,201	$37,410	$79,675	$141,762
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,373	2,483	33,162	13,769
Unrealized gains (losses) on available-for-sale securities and other	(12,037)	10,180	2,369	9,695
Recognition of realized gains on available-for-sale securities in net income	—	(10)	(2,758)	(5,584)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	—	—	3,298	—
Total other comprehensive income (loss), net of tax	(2,664)	12,653	36,071	17,880
Comprehensive income	32,537	50,063	115,746	159,642
Less: Comprehensive income (loss) attributable to noncontrolling interest in HSS Tracking Stock	—	85	(655)	(926)
Less: Comprehensive income attributable to other noncontrolling interests	532	524	1,006	760
Comprehensive income attributable to EchoStar	$32,005	$49,454	$115,395	$159,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2015	$99	$6	$3,776,451	$(117,233)	$134,317	$(98,162)	$74,854	$11,310	$3,781,642
Issuances of Class A common stock:
Exercise of stock options	1	—	4,678	—	—	—	—	—	4,679
Employee benefits	—	—	11,126	—	—	—	—	—	11,126
Employee Stock Purchase Plan	—	—	11,478	—	—	—	—	—	11,478
Stock-based compensation	—	—	11,953	—	—	—	—	—	11,953
R&D tax credits utilized by DISH Network	—	—	(1,511)	—	—	—	—	—	(1,511)
Other, net	—	—	(334)	—	—	—	—	—	(334)
Net income (loss)	—	—	—	—	141,742	—	(926)	946	141,762
Foreign currency translation adjustment	—	—	—	13,955	—	—	—	(186)	13,769
Unrealized losses on available-for-sale securities, net and other	—	—	—	4,111	—	—	—	—	4,111
Balance, September 30, 2016	$100	$6	$3,813,841	$(99,167)	$276,059	$(98,162)	$73,928	$12,070	$3,978,675

Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Issuances of Class A common stock:
Exercise of stock options	2	—	34,104	—	—	—	—	—	34,106
Employee benefits	—	—	11,200	—	—	—	—	—	11,200
Employee Stock Purchase Plan	—	—	6,938	—	—	—	—	—	6,938
Stock-based compensation	—	—	7,169	—	—	—	—	—	7,169
Cumulative effect of adoption of ASU 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(577)	—	—	—	—	—	(577)
Net income (loss)	—	—	—	—	79,324	—	(655)	1,006	79,675
Foreign currency translation adjustment	—	—	—	33,162	—	—	—	—	33,162
Unrealized gains and impairment on available-for-sale securities, net and other	—	—	—	2,909	—	—	—	—	2,909
Balance, September 30, 2017	$102	$—	$3,660,696	$(88,732)	$408,079	$(98,162)	$—	$13,836	$3,895,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$79,675	$141,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	391,598	370,872
Equity in earnings of unconsolidated affiliates, net	(14,461)	(11,181)
Gain and impairment on investments, net	(30,664)	(8,179)
Stock-based compensation	7,169	11,953
Deferred tax provision	7,924	71,422
Dividends received from unconsolidated entities	15,000	15,000
Proceeds from sale of trading securities	8,922	7,140
Changes in current assets and current liabilities, net	144,677	(47,013)
Changes in noncurrent assets and noncurrent liabilities, net	(23,474)	8,097
Other, net	5,570	14,836
Net cash flows from operating activities	591,936	574,709
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(319,912)	(883,288)
Sales and maturities of marketable investment securities	376,648	643,865
Expenditures for property and equipment	(422,661)	(533,669)
Refunds and other receipts related to capital expenditures	—	24,087
Changes in restricted cash and marketable investment securities	(810)	7,351
Investments in unconsolidated entities	—	(1,636)
Sale of investment in unconsolidated entity	17,781	—
Expenditures for externally marketed software	(25,447)	(17,991)
Other, net	—	1,462
Net cash flows from investing activities	(374,401)	(759,819)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,500,000
Payments of debt issuance costs	(414)	(6,275)
Repayment of debt and capital lease obligations	(26,394)	(30,615)
Net proceeds from Class A common stock options exercised	33,156	4,679
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	6,938	11,478
Cash exchanged for Tracking Stock	(651)	—
Other, net	(3,968)	(3,373)
Net cash flows from financing activities	8,667	1,475,894
Effect of exchange rates on cash and cash equivalents	1,014	684
Net increase in cash and cash equivalents	227,216	1,291,468
Cash and cash equivalents, beginning of period	2,571,143	924,240
Cash and cash equivalents, end of period	$2,798,359	$2,215,708

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$183,451	$97,044
Capitalized interest	$45,496	$70,386
Cash paid for income taxes	$10,071	$9,187
Employee benefits paid in Class A common stock	$11,200	$11,126
Property and equipment financed under capital lease obligations	$8,423	$7,172
Increase (decrease) in capital expenditures included in accounts payable, net	$(3,494)	$21,951
Capitalized in-orbit incentive obligations	$43,890	$—
Noncash net assets exchanged for Tracking Stock	$299,425	$—

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

In February 2014, EchoStar Corporation entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar Corporation and our subsidiary Hughes Satellite Systems Corporation (“HSS”) issued the Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) represented a 51.89% economic interest in HRG and the Hughes Retail Preferred Tracking Stock issued by HSS (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) represented a 28.11% economic interest in the Hughes Retail Group). In addition to the remaining 20.0% economic interest in HRG, EchoStar retained all economic interest in the wholesale satellite broadband business and other businesses of EchoStar.

On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, we no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect. As a result of the Share Exchange, the condensed consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 3 for further discussion of our discontinued operations.

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and small office customers and network technologies, managed services, equipment, hardware, satellite services and communication solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the nine months ended September 30, 2017 or 2016.

As of September 30, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for HSS’ 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 11) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of September 30, 2017 and December 31, 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $113.5 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $7.0 million and $11.1 million for the three months ended September 30, 2017 and 2016, respectively, and $20.7 million and $17.2 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, we incurred other research and development expenses of approximately $8.3 million and $9.0 million for the three months ended September 30, 2017 and 2016, respectively, and $23.4 million and $23.5 million for the nine months ended September 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of September 30, 2017 and December 31, 2016, the net carrying amount of externally marketed software was $87.7 million and $76.3 million, respectively, of which $16.7 million and $50.1 million, respectively, was under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $8.3 million and $6.2 million for the three months ended September 30, 2017 and 2016, respectively, and $25.4 million and $18.5 million for the nine months ended September 30, 2017 and 2016, respectively. We recorded amortization expense relating to the development of externally marketed software of $5.5 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively, and $14.1 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted average useful life of our externally marketed software was approximately four years as of September 30, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and has modified the standard thereafter. It outlines a single comprehensive model, codified in Topic 606 of the FASB Accounting Standards Codification, for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Public entities are required to adopt the new revenue standard in fiscal years beginning after December 15, 2017 and in interim periods within those fiscal years. The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before fiscal years beginning after December 15, 2016. We plan to adopt the new revenue standard as of January 1, 2018 using the “modified retrospective method.” Under this method, we will apply the rules only to contracts that are not substantially completed as of January 1, 2018, recognizing in retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

Upon initial evaluation, we do not expect the adoption of ASU 2014-09 to have a material impact on the timing or amount of revenue recognition. However, we do believe the new standard will impact our financial statements as it relates to the deferral of sales commissions. We generally expense sales commissions as incurred under the current standard with the exception of the consumer business in our Hughes segment. The requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our consolidated balance sheets and corresponding impact to the consolidated statement of operations and comprehensive income (loss). In addition, we currently amortize our sales acquisition costs related to our consumer business in our Hughes segment over the contract term. We believe, under the new guidance, the amortization period for these contract acquisition costs will be over the estimated customer life which is a longer period of time.

We continue to evaluate the impact of the new standard on our consolidated financial statements and related disclosures. We are not able to reasonably estimate the impact of the new standard on our consolidated financial statements at this time.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through net income. The update permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

equity investments and the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain requirements. We plan to adopt all applicable requirements of this update as of January 1, 2018. Upon adoption, we will adjust accumulated earnings to include unrealized gains or losses on any marketable equity securities then designated as available for sale, which historically have been recorded in accumulated other comprehensive loss except when an other-than-temporary impairment has occurred. Following adoption, all periodic changes in fair value of such securities will be recognized in net income or loss. As of September 30, 2017, we had recognized $13.6 million in net unrealized gains on such securities in accumulated other comprehensive loss. For our equity investments without a readily determinable fair value that we now account for using the cost method, we expect to elect to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in available-for-sale and cost method equity securities. We continue to assess the impact on our consolidated financial statements of certain requirements of ASU 2016-01 related to measurement of fair value of financial instruments, deferred tax assets related to available-for-sale debt securities, and financial statement presentation and disclosure.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The update specifies requirements for retrospective, modified retrospective or prospective application for the various amendments contained in the update. Upon adoption of this standard as of January 1, 2017, we recorded a $14.5 million deferred tax asset and a corresponding credit to accumulated earnings for excess tax benefits that had not previously been recognized because the related tax deductions had not reduced taxes payable. We did not change our accounting policy to estimate forfeitures in determining compensation cost. We prospectively adopted amendments requiring presentation of excess tax benefits in operating activities in the statement of cash flows and dealing with the treatment of excess tax benefits in the calculation of diluted earnings per share. The inclusion of excess tax benefits in our income tax provision for the three and nine months ended September 30, 2017 resulted in increases in net income from continuing operations of $0.2 million and $1.6 million, respectively and increases in net income of $0.2 million and $4.8 million, respectively.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We early adopted ASU 2016-16 as of January 1, 2017. Our adoption of this update did not have a material impact on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and the standard must be applied retrospectively to all periods presented. We expect to adopt ASU 2016-18 as of January 1, 2018.  Following our adoption of this standard, the beginning and ending balances of cash and cash equivalents presented in our consolidated statements of cash

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

flows will include amounts for restricted cash and cash equivalents, which currently are not included in such balances.  Changes in restricted cash and cash equivalents, which we have historically reported in cash flows from investing activities, will not be reported in our consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. We early adopted ASU 2017-04 as of January 1, 2017. Our adoption of this update did not have a material impact on our condensed consolidated financial statements and related disclosures, but it may impact the recognition and measurement of a goodwill impairment loss in future periods if we determine that the carrying amount of any reporting units including goodwill exceeds fair value of the reporting unit.

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

Note 3.    Discontinued Operations

On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, we no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents the operating results of our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$—	$260,829	$143,063	$892,333
Equipment, services and other revenue - other	(45)	21,474	10,344	89,326
Total revenue	(45)	282,303	153,407	981,659
Costs and Expenses:
Cost of equipment, services and other	19	229,414	121,973	800,801
Selling, general and administrative expenses	(590)	20,869	5,502	55,923
Research and development expenses	—	11,556	4,635	38,237
Depreciation and amortization	—	15,085	11,659	46,129
Total costs and expenses	(571)	276,924	143,769	941,090
Operating income	526	5,379	9,638	40,569
Other Income (Expense):
Interest expense	—	(41)	(15)	(116)
Equity in earnings (losses) of unconsolidated affiliates, net	—	998	(1,159)	2,197
Other, net	2	281	(61)	369
Total income (expense), net	2	1,238	(1,235)	2,450
Income from discontinued operations before income taxes	528	6,617	8,403	43,019
Income tax provision	(1,182)	(2,118)	(1,949)	(13,806)
Net income (loss) from discontinued operations	$(654)	$4,499	$6,454	$29,213

Expenditures for property and equipment of our discontinued operations totaled zero and $17.2 million for the three months ended September 30, 2017 and 2016, respectively, and $12.5 million and $31.8 million for the nine months ended September 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents the aggregate carrying amounts of assets and liabilities of our discontinued operations:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Assets:
Cash and cash equivalents	$—	$778
Trade accounts receivable, net	5	27,261
Trade accounts receivable - DISH Network	140	259,198
Inventory	—	9,824
Prepaids and deposits	—	14,463
Current assets of discontinued operations	145	311,524
Property and equipment, net	—	271,108
Goodwill	—	6,457
Other intangible assets, net	—	7,720
Investments in unconsolidated entities	—	26,203
Other noncurrent assets, net	—	5,436
Noncurrent assets of discontinued operations	—	316,924
Total assets of discontinued operations	$145	$628,448

Liabilities:
Trade accounts payable	$278	$19,518
Trade accounts payable - DISH Network	—	3,960
Current portion of capital lease obligations	—	4,323
Deferred revenue and prepayments	—	2,967
Accrued compensation	—	4,652
Accrued royalties	—	23,199
Accrued expenses and other	264	12,810
Current liabilities of discontinued operations	542	71,429
Capital lease obligations	—	416
Deferred tax liabilities, net	—	7,353
Other noncurrent liabilities	—	2,932
Noncurrent liabilities of discontinued operations	—	10,701
Total liabilities of discontinued operations	$542	$82,130

Note 4.    Earnings per Share

We present basic earnings per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income attributable to EchoStar common stock” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 1.0 million shares for the three and nine months ended September 30, 2017 and 3.6 million shares for the three and nine months ended September 30, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Amounts attributable to EchoStar common stock:
Net income attributable to EchoStar	$34,669	$36,801	$79,324	$141,742
Less: Net income (loss) attributable to EchoStar Tracking Stock	—	157	(1,209)	(1,709)
Net income attributable to EchoStar common stock	$34,669	$36,644	$80,533	$143,451

Net income from continuing operations	$35,323	$32,145	$74,079	$114,238
Net income (loss) from discontinued operations	(654)	4,499	6,454	29,213
Net income attributable to EchoStar common stock	$34,669	$36,644	$80,533	$143,451

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	95,656	93,898	95,316	93,661
Dilutive impact of stock awards outstanding	1,234	503	1,310	528
Diluted	96,890	94,401	96,626	94,189

Earnings per share:
Class A and B common stock:
Basic:
Continuing operations	$0.37	$0.34	$0.78	$1.22
Discontinued operations	(0.01)	0.05	0.06	0.31
Total basic earnings per share	$0.36	$0.39	$0.84	$1.53

Diluted:
Continuing operations	$0.36	$0.34	$0.77	$1.21
Discontinued operations	—	0.05	0.06	0.31
Total diluted earnings per share	$0.36	$0.39	$0.83	$1.52

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

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $102.3 million and $135.4 million as of September 30, 2017 and December 31, 2016, respectively. Other comprehensive income includes deferred tax benefits for foreign currency translation losses related to assets that were transferred from a foreign subsidiary to a domestic subsidiary of zero and $7.3 million for the three and nine months ended September 30, 2017, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains on investments, net	$—	$(10)	$(2,758)	$(5,584)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	—	3,298	—
Total reclassifications, net of tax and noncontrolling interests		$—	$(10)	$540	$(5,584)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains on investments, net” in our condensed consolidated statements of operations.

(2)	We recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 6.    Investment Securities

Our marketable investment securities and restricted cash and cash equivalents consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$245,419	$402,670
Strategic equity securities	139,373	94,816
Other	100,243	25,030
Total marketable investment securities—current	485,035	522,516
Restricted marketable investment securities (1)	12,961	12,203
Total	$497,996	$534,719

Restricted cash and cash equivalents (1)	$775	$723

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We received dividend income of $2.3 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, and de minimis dividend income for the three and nine months ended September 30, 2016. We recognized a $3.3 million other-than-temporary impairment for the nine months ended September 30, 2017 on one of our investments. This investment had been in a continuous loss position for more than 12 months and experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

Prior to September 2017, we had an investment in the preferred stock of a privately-held company which had a carrying amount of $4.1 million and was accounted for using the cost method. In connection with the company’s initial public offering of its Class A common stock in September 2017, our shares of preferred stock were converted into the company’s Class B common stock. We have the right to convert such shares of Class B common stock to shares of Class A common stock and to sell such shares following the expiration of a lock-up period. For periods following the initial public offering, we account for this investment as a trading security at fair value in our strategic equity security portfolio.

For the three months ended September 30, 2017 and 2016, “Gains on investments, net” included gains of $19.9 million and zero, respectively, related to trading securities that we held as of September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, “Gains on investments, net” included gains of $19.9 million and losses of $1.0 million, respectively, related to trading securities that we held as of September 30, 2017 and 2016, respectively. The fair values of our trading securities were $23.9 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

Restricted Cash and Marketable Investment Securities

As of September 30, 2017 and December 31, 2016, our restricted marketable investment securities, together with our restricted cash, included amounts required as collateral for our letters of credit or surety bonds.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2017
Debt securities:
Corporate bonds	$245,426	$38	$(45)	$245,419
Other (including restricted)	107,823	1	(30)	107,794
Equity securities - strategic	101,808	14,439	(802)	115,445
Total available-for-sale securities	$455,057	$14,478	$(877)	$468,658
As of December 31, 2016
Debt securities:
Corporate bonds	$402,472	$285	$(87)	$402,670
Other (including restricted)	32,488	3	(23)	32,468
Equity securities - strategic	77,149	13,120	(2,652)	87,617
Total available-for-sale securities	$512,109	$13,408	$(2,762)	$522,755

As of September 30, 2017, restricted and non-restricted available-for-sale securities included debt securities of $350.6 million with contractual maturities of one year or less and $2.6 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$225,437	$(871)	$154,826	$(2,760)
12 months or more	23,233	(6)	1,571	(2)
Total	$248,670	$(877)	$156,397	$(2,762)

Sales of Available-for-Sale Securities

We recognized de minimis gains from the sales of our available-for-sale securities for each of the three months ended September 30, 2017 and 2016. We recognized gains from the sales of our available-for-sale securities of $2.8 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and nine months ended September 30, 2017 and 2016.

Proceeds from sales of our available-for-sale securities totaled zero and $4.0 million for the three months ended September 30, 2017 and 2016, respectively, and $31.0 million and $35.8 million for the nine months ended September 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of September 30, 2017 and December 31, 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents (including restricted)	$2,736,932	$17,355	$2,719,577	$2,490,168	$62,332	$2,427,836
Debt securities:
Corporate bonds	$245,419	$—	$245,419	$402,670	$—	$402,670
Other (including restricted)	113,204	13,298	99,906	37,233	13,517	23,716
Equity securities - strategic	139,373	139,373	—	94,816	94,816	—
Total marketable investment securities	$497,996	$152,671	$345,325	$534,719	$108,333	$426,386

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

Our investments in unconsolidated entities consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$65,438	$80,052
Equity method	99,852	90,964
Total investments in unconsolidated entities—noncurrent	$165,290	$171,016

We recorded cash distributions from our investments accounted for using the equity method of $7.5 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively. For each of the nine months ended September 30, 2017 and 2016, we recorded cash distributions from one of these investments accounted for using the equity method of $15.0 million. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statements of cash flows.

In January 2017, we sold our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale. We recognized a gain of $8.9 million and received cash proceeds of $17.8 million in connection with this transaction for the nine months ended September 30, 2017. See Note 16 for additional information about this transaction.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$181,555	$159,313
Contracts in process, net	24,043	36,170
Total trade accounts receivable	205,598	195,483
Allowance for doubtful accounts	(13,211)	(12,956)
Trade accounts receivable - DISH Network	52,512	19,417
Total trade accounts receivable, net	$244,899	$201,944

As of September 30, 2017 and December 31, 2016, progress billings offset against contracts in process amounted to $17.4 million and $14.6 million, respectively.

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$74,693	$49,755
Raw materials	6,901	6,678
Work-in-process	9,638	6,187
Total inventory	$91,232	$62,620

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		September 30, 2017	December 31, 2016
		(In thousands)
Land	—	$33,682	$35,815
Buildings and improvements	1-40	184,511	175,593
Furniture, fixtures, equipment and other	1-12	680,428	514,056
Customer rental equipment	2-4	859,596	689,579
Satellites - owned	2-15	2,764,153	2,381,120
Satellites acquired under capital leases	10-15	794,705	781,761
Construction in progress	—	765,062	1,418,763
Total property and equipment		6,082,137	5,996,687
Accumulated depreciation		(2,551,678)	(2,598,492)
Property and equipment, net		$3,530,459	$3,398,195

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$661,250	$1,235,577
Satellite related equipment	83,907	152,737
Other	19,905	30,449
Construction in progress	$765,062	$1,418,763

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of September 30, 2017.

Satellites	Segment	Expected Launch Date
EchoStar XXI	Corporate and Other	June 2017 (1)
EchoStar 105/SES-11	ESS	October 2017 (2)
Telesat T19V (“63 West”) (3)	Hughes	Second quarter of 2018
EchoStar XXIV	Corporate and Other	2021

(1)	This satellite was launched in June 2017 and is expected to be placed in service during the fourth quarter of 2017.

(2)	This satellite was launched in October 2017 and is expected to be placed in service during the fourth quarter of 2017.

(3)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Satellites	$61,078	$46,965	$173,293	$140,895
Furniture, fixtures, equipment and other	22,423	18,443	61,178	50,198
Customer rental equipment	39,104	28,652	103,781	86,789
Buildings and improvements	1,729	1,721	5,287	5,198
Total depreciation expense	$124,334	$95,781	$343,539	$283,080

Satellites

As of September 30, 2017, our satellite fleet consisted of 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We have not included the EchoStar XXI and EchoStar 105/SES-11 satellites in our satellite fleet as of September 30, 2017 since they had not been placed into service as of this date. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of September 30, 2017, three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We accounted for one satellite as an operating lease that is not included in property and equipment as of September 30, 2017.

Recent Developments

EchoStar III. In July 2017, the EchoStar III satellite experienced an anomaly that caused communications with the satellite to be interrupted resulting in a loss of control.  We regained communications with and control of the EchoStar III satellite and retired it in August 2017. The EchoStar III satellite was a fully depreciated, non-revenue generating asset.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar VIII. During the second quarter of 2017, the EchoStar VIII satellite was removed from its orbital location and retired from commercial service. This retirement has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and was placed into service in March 2017 at the 97.1 degree west longitude orbital location. The EchoStar XIX satellite provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in certain Central and South American countries and has added capability for aeronautical, enterprise and international broadband services. We contributed the EchoStar XIX satellite to our Hughes segment in February 2017.

EchoStar XXI. The EchoStar XXI satellite was launched in June 2017 and is anticipated to be placed into service in the fourth quarter of 2017 at the 10.25 degree east longitude orbital location. The EchoStar XXI satellite is expected to provide space segment capacity to EchoStar Mobile Limited in Europe.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and is anticipated to be placed into service in the fourth quarter of 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

EchoStar XXIII. The EchoStar XXIII satellite, a Ku-band broadcast satellite services satellite, was launched in March 2017 and placed into service at the 45 degree west longitude orbital location in the second quarter of 2017.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the nine months ended September 30, 2017. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

As of September 30, 2017 and December 31, 2016, all goodwill related to our continuing operations was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our qualitative assessment of impairment in the second quarter of 2017, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2016	Additions	Currency Translation Adjustment	As of September 30, 2017
	(In thousands)
Finite useful lives:
Cost	$87,959	$—	$6,086	$94,045
Accumulated amortization	(14,983)	(3,751)	(1,411)	(20,145)
Net	72,976	(3,751)	4,675	73,900
Indefinite lives	471,657	—	—	471,657
Total regulatory authorizations, net	$544,633	$(3,751)	$4,675	$545,557

Regulatory authorizations with finite lives include our Brazilian license, which had a carrying amount of $38.4 million and $38.6 million as of September 30, 2017 and December 31, 2016, respectively. We had regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at the 45 degree west longitude orbital location for the Ka-, Ku- and S-band frequency bands.  We have met our regulatory milestone for the Ku-band.  On October 5, 2017, ANATEL, the Brazilian regulatory authority, declined our request to extend our milestone deadlines for the S-band and Ka-band and, as a result, we no longer have the right to use such frequency bands.  We may be subject to penalties as a result of our failure to meet these milestones. The loss of our right to use the S- and Ka-bands in October 2017 is an event that may affect the recoverability of the carrying value of our Brazilian license and related assets. Accordingly, we expect to test our Brazilian license and related assets for recoverability in the fourth quarter of 2017. We may be required to record an impairment loss if we determine that the carrying value of such license or its related assets are not recoverable and their fair values are lower than such carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		September 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(228,355)	$41,945	$270,300	$(214,544)	$55,756
Technology-based	6	61,300	(60,905)	395	60,835	(57,266)	3,569
Trademark portfolio	20	29,700	(9,405)	20,295	29,700	(8,291)	21,409
Total other intangible assets		$361,300	$(298,665)	$62,635	$360,835	$(280,101)	$80,734

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $10.5 million and $12.8 million for the three months ended September 30, 2017 and 2016, respectively, and $36.4 million and $41.7 million for the nine months ended September 30, 2017 and 2016, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		September 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,056,825	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	783,038	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	1,023,408	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	806,910	750,000	760,245
Less: Unamortized debt issuance costs		(26,756)	—	(31,821)	—
Subtotal		3,363,244	$3,670,181	3,358,179	$3,574,172
Capital lease obligations		280,878		297,268
Total debt and capital lease obligations		3,644,122		3,655,447
Less: Current portion		(38,407)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,605,715		$3,622,463

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

Income tax expense was $6.1 million for the three months ended September 30, 2017 compared to an income tax expense of approximately $17.4 million for the three months ended September 30, 2016. Our estimated effective income tax rate was 14.5% and 34.6% for the three months ended September 30, 2017 and 2016, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2017 was primarily due to various permanent tax differences, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and a change in the amount of unrecognized tax benefit from uncertain tax positions. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes.

Income tax expense was approximately $9.1 million for the nine months ended September 30, 2017 compared to an income tax expense of approximately $61.3 million for the nine months ended September 30, 2016. Our estimated effective income tax rate was 11.0% and 35.2% for the nine months ended September 30, 2017 and 2016, respectively. The variations in our

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2017 was primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes.

Note 13.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and key employees. Stock awards under these plans include both performance based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 62,600 shares and 137,470 shares of our Class A common stock during the three months ended September 30, 2017 and 2016, respectively, and 1,263,350 shares and 722,350 shares of our Class A common stock for the nine months ended September 30, 2017 and 2016, respectively. On April 24, 2017, Mr. Ergen, our Chairman, voluntarily forfeited options to purchase 600,000 shares of Class A common stock that were granted to him on April 1, 2017, and we canceled such forfeited options.

Total non-cash, stock-based compensation expense is shown in the following table for the three and nine months ended September 30, 2017 and 2016 and was assigned to the same expense categories as the base compensation for such employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Research and development expenses	$297	$297	$774	$827
Selling, general and administrative expenses	2,965	2,311	7,932	7,627
Total stock-based compensation	$3,262	$2,608	$8,706	$8,454

As of September 30, 2017, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $22.8 million.

Note 14.    Commitments and Contingencies

Commitments

As of September 30, 2017, our satellite-related obligations were approximately $1.01 billion. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. As a result of interest, costs and unit sales through the 073 patent’s expiration in November 2017, we estimate the jury verdict could result in a judgment of approximately $27 million if not overturned or modified by post-trial motions or appeals. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. For the nine months ended September 30, 2017, we have recorded a charge of $2.5 million with respect to this matter.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Michael Heskiaoff, Marc Langenohl, and Rafael Mann

On July 10, 2015, Messrs. Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all others similarly situated, filed suit against our now former subsidiary Sling Media, Inc. in the United States District Court for the Southern District of New York. The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception. On September 25, 2015, the plaintiffs filed an amended complaint, and Mr. Rafael Mann, purportedly on behalf of himself and all others similarly situated, filed an additional complaint alleging similar causes of action. On November 16, 2015, the cases were consolidated. On August 12, 2016, the Court dismissed the consolidated case due to plaintiffs’ failure to state a claim. On September 12, 2016, the plaintiffs moved the Court for leave to file an amended complaint, which the Court denied on March 22, 2017. On April 17, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System”; 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.” On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. Realtime is no longer asserting the 992 patent against us and additionally the USPTO invalidated the claims of the 992 patent that had been asserted against us. The USPTO is still reviewing the 530 patent; however, two of the four claims asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent, but a third party has challenged these claims in a separate proceeding before the USPTO. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” On June 6, 2017, Realtime filed an amended complaint, adding claims of infringement against EchoStar Technologies, L.L.C., a wholly-owned subsidiary of DISH, DISH, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C., and Arris Group, Inc., as well as additionally alleging infringement of United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth Sensitive Data Compression and Decompression.” The cases were consolidated and no trial date has been set. On July 20, 2017, the claims against the newly added parties, with the exception of EchoStar Technologies, L.L.C., were severed into a separate case. On September 1, 2017, EchoStar Technologies, L.L.C. was dismissed from the case. On October 10, 2017, Realtime informed us that it is not pursuing the 759 patent against us. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

On February 22, 2013, the Chester County Litigation was transferred to the District of Nevada, and on April 3, 2013, the Chester County Litigation was consolidated into the Jacobi Litigation. Oral argument on a motion to dismiss the Jacobi Litigation was held February 21, 2014. On March 30, 2015, the Court dismissed the Jacobi Litigation, with leave for Jacobi to amend his complaint by April 20, 2015. On April 20, 2015, Jacobi filed an amended complaint, which on June 12, 2015, we moved to dismiss. On March 17, 2016, the Court dismissed the amended complaint. On July 31, 2017, a motion from the Chester County Employee’s Retirement Fund seeking attorneys’ fees and expenses was denied. Jacobi appealed the amended complaint’s dismissal to the United States Court of Appeals for the Ninth Circuit. On October 9, 2017, Jacobi agreed to dismiss its appeal, with each party bearing its own costs. Accordingly, on October 10, 2017 the Court of Appeals granted a stipulated motion to voluntarily dismiss Jacobi’s appeal, and on October 17, 2017, the District Court entered the Court of Appeal’s mandate. The Chester County and Jacobi matters are now concluded.

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

In our opinion, the amount of ultimate liability with respect to any of these other actions is unlikely to materially affect our financial position, results of operations or cash flows, though the resolutions and outcomes, individually or in the aggregate, could be material to our financial position, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Transactions between segments were not significant for the three and nine months ended September 30, 2017 or 2016, respectively. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2017
External revenue	$379,702	$96,743	$4,788	$481,233
Intersegment revenue	$359	$350	$(709)	$—
Total revenue	$380,061	$97,093	$4,079	$481,233
EBITDA	$131,817	$78,345	$9,699	$219,861
Capital expenditures	$108,428	$8,203	$75,500	$192,131

For the Three Months Ended September 30, 2016
External revenue	$355,090	$101,308	$3,648	$460,046
Intersegment revenue	$786	$172	$(958)	$—
Total revenue	$355,876	$101,480	$2,690	$460,046
EBITDA	$125,522	$84,257	$(20,477)	$189,302
Capital expenditures	$75,682	$15,730	$48,162	$139,574

For the Nine Months Ended September 30, 2017
External revenue	$1,070,715	$294,839	$13,906	$1,379,460
Intersegment revenue	$1,428	$946	$(2,374)	$—
Total revenue	$1,072,143	$295,785	$11,532	$1,379,460
EBITDA	$342,693	$241,873	$3,472	$588,038
Capital expenditures	$270,624	$21,351	$118,170	$410,145

For the Nine Months Ended September 30, 2016
External revenue	$1,019,203	$305,401	$10,074	$1,334,678
Intersegment revenue	$2,248	$518	$(2,766)	$—
Total revenue	$1,021,451	$305,919	$7,308	$1,334,678
EBITDA	$353,505	$257,181	$(45,506)	$565,180
Capital expenditures	$261,241	$50,762	$165,815	$477,818

The following table reconciles total consolidated EBITDA to reported “Income from continuing operations before income taxes” in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
EBITDA	$219,861	$189,302	$588,038	$565,180
Interest income and expense, net	(43,634)	(31,057)	(126,156)	(66,650)
Depreciation and amortization	(134,822)	(108,549)	(379,939)	(324,743)
Net income attributable to noncontrolling interest in HSS Tracking Stock and other noncontrolling interests	532	609	351	20
Income from continuing operations before income taxes	$41,937	$50,305	$82,294	$173,807

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

Equipment revenue — DISH Network

Receiver Agreement. Effective January 2012, one of our subsidiaries and DISH Network entered into a receiver agreement (the “2012 Receiver Agreement”), pursuant to which DISH Network had the right, but not the obligation, to purchase digital set-top boxes, related accessories, and other equipment from us for the period from January 2012 through December 2014. The 2012 Receiver Agreement replaced the receiver agreement one of our subsidiaries entered into with DISH Network in connection with the Spin-off. The 2012 Receiver Agreement allowed DISH Network to purchase digital set-top boxes, related accessories, and other equipment from us either: (i) at cost (decreasing as we reduced costs and increasing as costs increased) plus a dollar mark-up which depended upon the cost of the product subject to a collar on our mark-up; or (ii) at cost plus a fixed margin, which depended on the nature of the equipment purchased. Under the 2012 Receiver Agreement, our margins would have increased if we were able to reduce the costs of our digital set-top boxes and our margins would have reduced if these costs increased. One of our subsidiaries provided DISH Network with standard manufacturer warranties for the goods sold under the 2012 Receiver Agreement. Additionally, the 2012 Receiver Agreement included an indemnification provision, whereby the parties agreed to indemnify each other for certain intellectual property matters. In November 2016, one of our subsidiaries and DISH Network amended this agreement to extend its term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

Services and other revenue — DISH Network

Broadcast Agreement. Effective January 2012, one of our subsidiaries and DISH Network entered into a broadcast agreement (the “2012 Broadcast Agreement”), pursuant to which we provided certain broadcast services to DISH Network, including teleport services such as transmission and downlinking, channel origination services, and channel management services, for the period from January 2012 through December 2016. In November 2016, one of our subsidiaries and DISH Network amended the 2012 Broadcast Agreement to extend the term for one year through December 2017. The fees for the services provided under the 2012 Broadcast Agreement were calculated at either: (a) our cost of providing the relevant service plus a fixed dollar fee, which was subject to certain adjustments; or (b) our cost of providing the relevant service plus a fixed margin, depending on the nature of the services provided. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Broadcast Agreement for Certain Sports Related Programming. In May 2010, one of our subsidiaries and DISH Network entered into a broadcast agreement pursuant to which we provided certain broadcast services to DISH Network in connection with its carriage of certain sports related programming. The term of this agreement was ten years. The fees for the broadcast services provided under this agreement depended, among other things, upon the cost to develop and provide such services. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

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

EchoStar XII. DISH Network received satellite services from us on the EchoStar XII satellite. The term of the satellite services agreement terminated at the end of September 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Atlanta Sublease Agreement. The sublease for certain space at 211 Perimeter Center, Atlanta, Georgia terminated in October 2016.

Gilbert Lease Agreement. The lease for certain space at 801 N. DISH Drive, Gilbert, Arizona was for a period ending July 2016. Effective November 2016, we and DISH Network amended this lease to extend the term for one year through July 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

Product Support Agreement. In connection with the Spin-off, one of our subsidiaries entered into a product support agreement pursuant to which DISH Network had the right, but not the obligation, to receive product support from us (including certain engineering and technical support services) for all set-top boxes and related accessories that we had previously sold to DISH Network. The fees for the services provided under the product support agreement were calculated at cost plus a fixed margin, which varied depending on the nature of the services provided. The term of the product support agreement was the economic life of such set-top boxes and related accessories, unless terminated earlier. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

DISHOnline.com Services Agreement. Effective January 2010, DISH Network entered into a two-year agreement with one of our subsidiaries pursuant to which DISH Network received certain services associated with an online video portal. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. In November 2016, one of our subsidiaries and DISH Network amended this agreement to, among other things, extend the term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

DISH Remote Access Services Agreement. Effective February 2010, one of our subsidiaries entered into an agreement with DISH Network pursuant to which DISH Network received, among other things, certain remote digital video recorder (“DVR”) management services. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

SlingService Services Agreement. Effective February 2010, one of our subsidiaries entered into an agreement with DISH Network pursuant to which DISH Network received certain services related to placeshifting. The fees for the services provided under this services agreement depended, among other things, upon the cost to develop and operate such services. This agreement automatically renewed in February 2017 for an additional one-year period until February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

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

Set-Top Box Application Development Agreement. In November 2012, one of our subsidiaries and DISH Network entered into a set-top box application development agreement (the “Application Development Agreement”) pursuant to which we provided DISH Network with certain services relating to the development of web-based applications for set-top boxes. The fees for services provided under the Application Development Agreement were calculated at our cost of providing the relevant service plus a fixed margin, which depended on the nature of the services provided. The Application Development Agreement automatically renewed in February 2017 for a one-year period ending in February 2018. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

XiP Encryption Agreement. In July 2012, we entered into an encryption agreement with DISH Network for our whole-home HD DVR line of set-top boxes (the “XiP Encryption Agreement”) pursuant to which we provided certain security measures on our whole-home HD DVR line of set-top boxes to encrypt the content delivered to the set-top box via a smart card and secure the content between set-top boxes. The XiP Encryption Agreement’s term ended on the same day as the 2012 Receiver Agreement and therefore was automatically extended through December 2017 when we and DISH Network extended the 2012 Receiver Agreement. The fees for the services provided under the XiP Encryption Agreement were calculated on a monthly basis based on the number of receivers utilizing such security measures each month. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated the XiP Encryption Agreement and EchoStar has no further obligations and will earn no additional revenue under these agreements after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

us and DISH Network, respectively. Additionally, the spouse of Mr. Vivek Khemka, who was the President - EchoStar Technologies L.L.C. during portions of 2016 and through February 2017, was employed during 2016 as Vice President of Business Development and Operations of Sling TV Holding.

Effective August 2014, we and Sling TV Holding entered into an exchange agreement (“Exchange Agreement”) pursuant to which, among other things, Sling TV Holding distributed certain assets to us and we reduced our interest in Sling TV Holding to a 10.0% non-voting interest. As a result, DISH Network had a 90.0% equity interest and a 100% voting interest in Sling TV Holding. In addition, we, DISH Network and Sling TV Holding amended and restated the Operating Agreement, primarily to reflect the changes implemented by the Exchange Agreement. Finally, we, DISH Network and Sling TV Holding amended and restated the Commercial Agreement, pursuant to which, among other things, Sling TV Holding: (1) had certain rights and corresponding obligations with respect to its business; (2) had the right, but not the obligation, to receive certain services from us and DISH Network; and (3) had a license from us to use certain of the assets distributed to us as part of the Exchange Agreement. Effective March 2017 following the consummation of the Share Exchange, we no longer hold our investment in Sling TV Holding. Effective March 2017 in connection with the Share Exchange, we and DISH Network terminated the Exchange Agreement and the Commercial Agreement and EchoStar has no further obligations and will earn no additional revenue under these agreements after February 2017. Historical transactions under these agreements are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

Cost of sales — equipment and services and other — DISH Network

Remanufactured Receiver and Services Agreement. In connection with the Spin-off, one of our subsidiaries entered into a remanufactured receiver and services agreement with DISH Network pursuant to which we had the right, but not the obligation, to purchase remanufactured receivers and related components from DISH Network at cost plus a fixed margin, which varied depending on the nature of the equipment purchased. In November 2016, one of our subsidiaries and DISH Network amended this agreement to extend its term for one year through December 2017. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will incur no additional expenses under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement. In January 2010, we and DISH agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who remained employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from us (previously provided under the Services Agreement) and other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange. The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

American Fork Occupancy License Agreement. In connection with the Share Exchange, effective March 2017, we sublease from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We have exercised our option to renew this sublease for a five-year period ending in August 2022.

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

Collocation and Antenna Space Agreements. In connection with the Share Exchange, effective March 2017, we entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network entered into certain other agreements pursuant to which DISH Network will provide additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. EchoStar may renew each of these agreements for four three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. EchoStar may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Other agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services as discussed above on these five satellites from us (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. See Note 3 for further information.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC will make certain payments to each other relating to sales, upgrades, purchases and installation services. The MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.

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

Tax Sharing Agreement. Effective December 2007, we and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs our respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies us for such taxes. However, DISH Network is not liable for and does not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns. Prior to the agreement with DISH Network in 2013, the federal tax benefits were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement with DISH Network in 2013 requires DISH Network to pay us the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit. We recorded a noncurrent receivable from DISH Network in “Other receivable — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013. In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).

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

TiVo. In April 2011, we and DISH Network entered into a settlement agreement with TiVo, Inc. (“TiVo”). The settlement resolved all pending litigation between us and DISH Network, on the one hand, and TiVo, on the other hand, including litigation relating to alleged patent infringement involving certain DISH Network DVRs. Under the settlement agreement, all pending litigation was dismissed with prejudice and all injunctions that permanently restrain, enjoin or compel any action by us or DISH Network were dissolved. We and DISH Network were jointly responsible for making payments to TiVo in the aggregate amount of $500.0 million, including an initial payment of $300.0 million and the remaining $200.0 million in six equal annual installments between 2012 and 2017. Pursuant to the terms and conditions of the agreements entered into in connection with the Spin-off, DISH Network made the initial payment to TiVo in May 2011, except for the contribution from us totaling approximately $10.0 million, representing an allocation of liability relating to our sales of DVR-enabled receivers to an international customer. Subsequent payments were allocated between us and DISH Network based on historical sales of certain licensed products, with EchoStar being responsible for 5% of each annual payment. Effective March 2017, in connection with the Share Exchange, EchoStar has no further obligations and will incur no additional costs under this settlement agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

Sling Trademark License Agreement. In December 2014, Sling TV Holding entered into an agreement with Sling Media, Inc., our subsidiary, pursuant to which Sling TV Holding had the right, for a fixed fee, to use certain trademarks, domain names and other intellectual property related to the “Sling” trademark. In December 2016, Sling TV Holding and Sling Media, Inc. amended this agreement to extend the term thereof on a month-to-month basis. This agreement was transferred to DISH Network as part of the Share Exchange and EchoStar has no further obligations and will earn no additional revenue under this agreement after February 2017. Historical transactions under this agreement are reported in “Net income (loss) from discontinued operations” in our condensed consolidated statements of operations (see Note 3).

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications, Inc. loaned $1.5 million to Hughes Systique pursuant to a term loan facility. The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default. In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms. In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of September 30, 2017, the principal amount outstanding of the loan facility was zero. In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2017. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

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

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico. We provide certain satellite services to Dish Mexico and prior to the Share Exchange we also provided certain broadcast services and sold hardware such as digital set-top boxes and related equipment to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico in continuing operations of approximately $5.8 million for each of the three months ended September 30, 2017 and 2016 and $17.5 million for each of the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, we had trade accounts receivable from continuing operations from Dish Mexico of approximately $7.6 million and $10.7 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.3 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, we had trade accounts receivable from Deluxe of approximately $1.3 million and $0.7 million, respectively.

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

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, a member of our board of directors, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Prior to March 2017, we operated in three primary business segments, Hughes, EchoStar Technologies and EchoStar Satellite Services (“ESS”). On January 31, 2017, EchoStar Corporation and certain of its subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar Corporation and certain of its subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, we no longer operate the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect. As a result of the Share Exchange, the condensed consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 3 in the notes to condensed consolidated financial statements in Item 1 of this report for further discussion of our discontinued operations.

As a consequence, we currently operate in two business segments, which are differentiated primarily by their operational focus: Hughes and ESS. These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for EchoStar is the Company’s Chief Executive Officer.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

2017 Third Quarter Consolidated Results of Operations

•	Revenue of $481.2 million

•	Operating income of $56.4 million

•	Net income from continuing operations of $35.9 million

•	Net income attributable to EchoStar common stock of $34.7 million and basic earnings per share of common stock of $0.36

•	EBITDA of $219.9 million (see reconciliation of this non-GAAP measure on page 51)

Consolidated Financial Condition as of September 30, 2017

•	Total assets of $8.81 billion

•	Total liabilities of $4.91 billion

•	Total stockholders’ equity of $3.90 billion

•	Cash, cash equivalents and current marketable investment securities of $3.28 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and small office customers. We deliver network technologies, managed services, equipment, hardware, satellite services and communications solutions to domestic and international consumers and aeronautical, enterprise and government customers. In addition, our Hughes segment designs, provides and installs gateway and terminal equipment to customers for other satellite systems and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators.

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

Our wholly-owned subsidiary, Hughes Network Systems, L.L.C. and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, have entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes satellite internet service and related equipment and other telecommunication services and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA we do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”) in the future and we expect our subscriber acquisition costs to increase in future periods.

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

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and services. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have an agreement with WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company, to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and expect to begin delivering this equipment in mid-2018.

We continue to expand our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location (“63 West”) for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites. We launched our consumer satellite broadband service in Colombia in the third quarter of 2017 and we expect to launch similar services in various other Central and South American countries in 2018.

As of September 30, 2017 and December 31, 2016, our Hughes segment had approximately 1,140,000 and 1,036,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions increased by approximately 9,000 in the third quarter of 2017 compared to the second quarter of 2017 primarily due to an increase in new additions in our domestic retail channel as a result of the launch of the EchoStar XIX satellite, which was placed into service in March 2017. The increase was partially offset by a decrease in new subscribers additions in our international retail channel. Our average monthly subscriber churn percentage for the third quarter of 2017 decreased compared to the second quarter of 2017.  As a result of higher gross subscriber additions and lower churn, total net subscriber additions were approximately 53,000 for the quarter ended September 30, 2017 compared to approximately 41,000 for the second quarter of 2017. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of September 30, 2017 and December 31, 2016, our Hughes segment had approximately $1.74 billion and $1.52 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue growth in our ESS segment depends largely on our ability to continuously make satellite capacity available for sale. We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the Ku-band payload to an affiliate of SES following in-orbit testing of the satellite and the title to the C-band and Ka-band payloads to an affiliate of SES and SES, respectively, by early 2018. SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and is expected to be placed into service in the fourth quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite, resulting in additional sales capacity. We expect to transfer activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017, which we expect will result in reduced operating costs associated with the lease of the AMC-15 satellite.

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our ESS segment.

As of September 30, 2017 and December 31, 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.26 billion and $1.16 billion, respectively.

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

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency. The Brazilian Authorization currently provides us the rights to utilize Ku-band spectrum. In April 2014, we entered into an agreement with Space Systems Loral, LLC for the construction of the EchoStar XXIII satellite, a high powered broadcast satellite service satellite. The EchoStar XXIII satellite was launched in March 2017 and placed into service at the 45 degree west longitude orbital location in the second quarter of 2017. We had regulatory obligations to meet certain in-service milestones by the second quarter of 2017 for our Brazilian license at the 45 degree west longitude orbital location for the Ka-, Ku- and S-band frequency bands. We have met our regulatory milestone for the Ku-band. On October 5, 2017, ANATEL declined our request to extend our milestone deadlines for the S- band and Ka- band frequencies and, as a result, we no longer have the right to use such frequency bands.  We may be subject to penalties as a result of our failure to meet these milestones.

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services (“MSS”) and complementary ground component (“CGC”) services covering the entire EU using S-band spectrum. Solaris Mobile changed its name to EchoStar Mobile Limited (“EchoStar Mobile”) in the first quarter of 2015. We are in the process of developing commercial services utilizing the operable payload we own on the EUTELSAT 10A satellite, along with our EchoStar XXI S-band satellite. The EchoStar XXI satellite will provide space segment capacity to EchoStar Mobile in the EU. We believe we are in a unique position to deploy a European wide MSS/CGC network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses. The EchoStar XXI satellite launched in June 2017 and is anticipated to be placed in service in the fourth quarter of 2017. We intend to launch commercial service in the fourth quarter of 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business. In June 2015, we made an equity investment in OneWeb.

Capital expenditures associated with the construction and launch of the EchoStar XXIII, EchoStar XXI and EchoStar XXIV satellites are included in “Corporate and Other” in our segment reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$111,135	$115,127	$(3,992)	(3.5)
Services and other revenue - other	310,973	276,280	34,693	12.6
Equipment revenue - DISH Network	126	2,138	(2,012)	(94.1)
Equipment revenue - other	58,999	66,501	(7,502)	(11.3)
Total revenue	481,233	460,046	21,187	4.6
Costs and Expenses:
Cost of sales - services and other	138,641	131,594	7,047	5.4
% of Total services and other revenue	32.8%	33.6%
Cost of sales - equipment	52,051	53,599	(1,548)	(2.9)
% of Total equipment revenue	88.0%	78.1%
Selling, general and administrative expenses	91,003	80,672	10,331	12.8
% of Total revenue	18.9%	17.5%
Research and development expenses	8,302	9,030	(728)	(8.1)
% of Total revenue	1.7%	2.0%
Depreciation and amortization	134,822	108,549	26,273	24.2
Total costs and expenses	424,819	383,444	41,375	10.8
Operating income	56,414	76,602	(20,188)	(26.4)

Other Income (Expense):
Interest income	12,012	6,259	5,753	91.9
Interest expense, net of amounts capitalized	(55,646)	(37,316)	(18,330)	49.1
Gains and impairment on investment, net	20,090	230	19,860	*
Equity in earnings of unconsolidated affiliates, net	4,381	4,166	215	5.2
Other, net	4,686	364	4,322	*
Total other expense, net	(14,477)	(26,297)	11,820	(44.9)
Income from continuing operations before income taxes	41,937	50,305	(8,368)	(16.6)
Income tax provision	(6,082)	(17,394)	11,312	(65.0)
Net income from continuing operations	35,855	32,911	2,944	8.9
Net income (loss) from discontinued operations	(654)	4,499	(5,153)	*
Net income	35,201	37,410	(2,209)	(5.9)
Less: Net income attributable to noncontrolling interest in HSS Tracking Stock	—	85	(85)	(100.0)
Less: Net income attributable to other noncontrolling interests	532	524	8	1.5
Net income attributable to EchoStar	$34,669	$36,801	$(2,132)	(5.8)

Other Data:
EBITDA (2)	$219,861	$189,302	$30,559	16.1
Subscribers, end of period	1,140,000	1,018,000	122,000	12.0
 * Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 61 and 62 under the heading “Explanation of Key Metrics and Other Items.”
(2)    A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 51. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 62.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $111.1 million for the three months ended September 30, 2017, a decrease of $4.0 million or 3.5%, compared to the same period in 2016 primarily from our Hughes segment. The decrease in revenue was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue - other.  “Services and other revenue - other” totaled $311.0 million for the three months ended September 30, 2017, an increase of $34.7 million or 12.6%, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the three months ended September 30, 2017 increased by $38.2 million, or 14.5%, to $301.1 million compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services of $31.5 million to our domestic and international consumers, $5.8 million to our domestic enterprise customers and $1.7 million to our telecom systems customers, partially offset by a decrease of $1.0 million to our international enterprise customers.

Services and other revenue - other from our ESS segment for the three months ended September 30, 2017 decreased by $3.9 million, or 26.8%, to $10.6 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in sales of transponder services due to expired service contracts.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $0.1 million for the three months ended September 30, 2017, a decrease of $2.0 million or 94.1%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Equipment revenue - other.  “Equipment revenue - other” totaled $59.0 million for the three months ended September 30, 2017, a decrease of $7.5 million or 11.3%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease was primarily due to a decrease in sales of broadband equipment to telecom systems customers of $6.1 million, our international enterprise customers of $3.3 million, and our government customers of $1.2 million, partially offset by an increase in sales of broadband equipment to our domestic consumers and enterprise customers of $2.8 million.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $138.6 million for the three months ended September 30, 2017, an increase of $7.0 million or 5.4%, compared to the same period in 2016 primarily from our Hughes segment. The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumers and domestic enterprise customers as a result of the increase in sales of broadband services.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $52.1 million for the three months ended September 30, 2017, a decrease of $1.5 million or 2.9%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease was primarily attributable to a decrease of $3.9 million in equipment costs related to the decrease in sales to dishNET, telecom systems customers, and international enterprise customers. The decrease was partially offset by an increase of $2.6 million in equipment costs related to the increase in sales to our domestic consumers and domestic enterprise customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $91.0 million for the three months ended September 30, 2017, an increase of $10.3 million or 12.8%, compared to the same period in 2016. The increase was primarily due to an increase of $15.2 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment, partially offset by a decrease of $4.9 million in general and administrative expenses.

Research and development expenses.  “Research and development expenses” totaled $8.3 million for the three months ended September 30, 2017, a decrease of $0.7 million or 8.1%, compared to the same period in 2016. Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $134.8 million for the three months ended September 30, 2017, an increase of $26.3 million or 24.2%, compared to the same period in 2016.  The increase was primarily related to an increase of $15.3 million in depreciation expense of the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively, an increase of $10.5 million in depreciation expense of domestic and international customer rental equipment, an increase of $4.0 million in depreciation expense relating to machinery and equipment, and an increase of $2.9 million in amortization expense relating to the development of externally marketed

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

software, partially offset by a decrease of $5.0 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  “Interest income” totaled $12.0 million for the three months ended September 30, 2017, an increase of $5.8 million or 91.9%, compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments and an increase in yield percentage for the three months ended September 30, 2017 when compared to the same period in 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $55.6 million for the three months ended September 30, 2017, an increase of $18.3 million or 49.1%, compared to the same period in 2016.  The increase was primarily due to a decrease of $11.6 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively, and an increase of $6.4 million in interest expense relating to the issuance of 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016.

Gains and impairment on investments, net.  “Gains and impairment on investments, net” totaled $20.1 million in gains for the three months ended September 30, 2017, an increase of $19.9 million, compared to the same period in 2016.  The increase in gains was primarily a result of gains on our trading securities in the third quarter of 2017.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $4.4 million in earnings for the three months ended September 30, 2017, an increase of $0.2 million or 5.2%, compared to the same period in 2016. The increase was primarily related to an increase in earnings from our investment in Dish Mexico, partially offset by a decrease in earnings from our investment in Deluxe/EchoStar LLC.

Other, net.  “Other, net” totaled $4.7 million in income for the three months ended September 30, 2017, an increase of $4.3 million, compared to the same period in 2016.  The increase was primarily related to a favorable foreign exchange impact of $2.5 million in the third quarter of 2017 and dividends of $2.3 million received from certain strategic equity investments in the third quarter of 2017.

Income tax provision.  Income tax expense was $6.1 million for the three months ended September 30, 2017, a decrease in expense of $11.3 million or 65.0%, compared to the same period in 2016. Our effective income tax rate was 14.5% and 34.6% for the three months ended September 30, 2017 and 2016, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2017 was primarily due to various permanent tax differences, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and a change in the amount of unrecognized tax benefit from uncertain tax positions. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $34.7 million for the three months ended September 30, 2017, a decrease of $2.1 million or 5.8%, compared to the same period in 2016.  The decrease was primarily due to (i) a decrease in operating income, including depreciation and amortization, of $20.2 million, (ii) an increase of $18.3 million in interest expense and (iii) a decrease of $5.2 million in net income from discontinuing operations in 2017. The decrease was partially offset by (i) an increase of $19.9 million in gains on our trading securities, (ii) a decrease in income tax expense of $11.3 million, (iii) an increase of $5.8 million in interest income, and (iv) an increase in other income of $4.3 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $219.9 million for the three months ended September 30, 2017, an increase of $30.6 million or 16.1%, compared to the same period in 2016.  The increase was primarily due to (i) an increase of $19.9 million in gains on our trading securities, (ii) an increase in operating income, excluding depreciation and amortization, of $6.1 million and (iii) an increase in other income of $4.3 million. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the Three Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$35,201	$37,410	$(2,209)	(5.9)

Interest income and expense, net	43,634	31,057	12,577	40.5
Income tax provision	6,082	17,394	(11,312)	(65.0)
Depreciation and amortization	134,822	108,549	26,273	24.2
Net (income) loss from discontinued operations	654	(4,499)	5,153	*
Net income attributable to noncontrolling interests	(532)	(609)	77	(12.6)
EBITDA	$219,861	$189,302	$30,559	16.1

*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2017
Total revenue	$380,061	$97,093	$4,079	$481,233
Capital expenditures	$108,428	$8,203	$75,500	$192,131
EBITDA	$131,817	$78,345	$9,699	$219,861

For the Three Months Ended September 30, 2016
Total revenue	$355,876	$101,480	$2,690	$460,046
Capital expenditures	$75,682	$15,730	$48,162	$139,574
EBITDA	$125,522	$84,257	$(20,477)	$189,302

Hughes Segment

	For the Three Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$380,061	$355,876	$24,185	6.8
Capital expenditures	$108,428	$75,682	$32,746	43.3
EBITDA	$131,817	$125,522	$6,295	5.0

Revenue

Hughes segment total revenue for the three months ended September 30, 2017 increased by $24.2 million, or 6.8%, compared to the same period in 2016.  The increase was primarily due to an increase in sales of broadband equipment and services to our domestic and international consumers and domestic enterprise customers of $40.5 million. The increase was partially offset by a decrease in sales of broadband equipment and services to DISH Network of $6.5 million, a decrease in sales of broadband equipment to telecom systems customers of $6.1 million, and a decrease in sales of broadband equipment and services of $4.3 million to our international enterprise customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the three months ended September 30, 2017 increased by $32.7 million, or 43.3%, compared to the same period in 2016, primarily as a result of an increase of $56.2 million in expenditures in our domestic and international businesses. The increase was mainly associated with customer rental equipment for consumer services provided on the EUTELSAT 65 West A and EchoStar XIX satellites that were placed into service in the third quarter of 2016 and the first quarter of 2017, respectively. The increase was partially offset by a decrease of $23.5 million in expenditures on satellites and related ground infrastructure, primarily resulted from the launch of service on EUTELSAT 65 West A and EchoStar XIX satellites.

EBITDA

Hughes segment EBITDA for the three months ended September 30, 2017 was $131.8 million, an increase of $6.3 million, or 5.0%, compared to the same period in 2016.  The increase was due to an increase of $18.9 million in gross margin which we define as revenue less cost of sales, a favorable foreign exchange impact of $1.9 million in the third quarter 2017 and a decrease of $0.7 million in research and development expenses, partially offset by an increase of $15.2 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales.

EchoStar Satellite Services Segment

	For the Three Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$97,093	$101,480	$(4,387)	(4.3)
Capital expenditures	$8,203	$15,730	$(7,527)	(47.9)
EBITDA	$78,345	$84,257	$(5,912)	(7.0)

Revenue

ESS segment total revenue for the three months ended September 30, 2017 decreased by $4.4 million, or 4.3%, compared to the same period in 2016, primarily due to a decrease in sales of transponder services due to expired service contracts.

Capital Expenditures

ESS segment capital expenditures for the three months ended September 30, 2017 decreased by $7.5 million, or 47.9%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended September 30, 2017 was $78.3 million, a decrease of $5.9 million, or 7.0%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was due to the decrease of $4.4 million in revenues and an increase of $1.3 million in general and administrative expenses.

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

	For the Three Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$4,079	$2,690	$1,389	51.6
Capital expenditures	$75,500	$48,162	$27,338	56.8
EBITDA	$9,699	$(20,477)	$30,176	*
*    Percentage is not meaningful.

Capital Expenditures

For the three months ended September 30, 2017, Corporate and Other capital expenditures increased by $27.3 million, or 56.8%, compared to the same period in 2016, primarily related to an increase in satellite expenditures of $61.9 million on the EchoStar XXIV satellite and an increase in satellite expenditures of $6.8 million on the EchoStar XXI satellite, partially offset by a decrease in satellite expenditures of $33.6 million on the EchoStar XIX satellite and a decrease in satellite expenditures of $8.9 million on the EchoStar XXIII satellite.  The EchoStar XIX satellite was launched in December 2016 and placed into service in the first quarter of 2017. The EchoStar XXIII satellite was launched in March 2017 and was placed into service in the second quarter of 2017. The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the EU. It was launched in June 2017 and is anticipated to be placed into service in the fourth quarter of 2017. The EchoStar XXIV satellite is intended to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.

EBITDA

For the three months ended September 30, 2017, Corporate and Other EBITDA was a gain of $9.7 million compared to a loss of $20.5 million for the three months ended September 30, 2016.  The change of $30.2 million was primarily related to (i) an increase of $19.9 million in gains on our trading securities in the third quarter of 2017 , (ii) a decrease of $6.2 million in general and administrative expenses, (iii) dividends of $2.3 million received from certain strategic equity investments in the third quarter of 2017, (iv) an increase of $1.0 million in revenue from DISH Network primarily attributable to rental income relating to our lease agreements pursuant to which DISH Network leases certain real estate from us, and (v) a favorable foreign exchange impact of $0.4 million in 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$339,824	$347,440	$(7,616)	(2.2)
Services and other revenue - other	865,817	820,149	45,668	5.6
Equipment revenue - DISH Network	175	7,008	(6,833)	(97.5)
Equipment revenue - other	173,644	160,081	13,563	8.5
Total revenue	1,379,460	1,334,678	44,782	3.4
Costs and Expenses:
Cost of sales - services and other	404,448	384,942	19,506	5.1
% of Total services and other revenue	33.5%	33.0%
Cost of sales - equipment	153,854	143,252	10,602	7.4
% of Total equipment revenue	88.5%	85.7%
Selling, general and administrative expenses	263,820	240,454	23,366	9.7
% of Total revenue	19.1%	18.0%
Research and development expenses	23,444	23,524	(80)	(0.3)
% of Total revenue	1.7%	1.8%
Depreciation and amortization	379,939	324,743	55,196	17.0
Total costs and expenses	1,225,505	1,116,915	108,590	9.7
Operating income	153,955	217,763	(63,808)	(29.3)

Other Income (Expense):
Interest income	30,342	13,726	16,616	*
Interest expense, net of amounts capitalized	(156,498)	(80,376)	(76,122)	94.7
Gains and impairment on investments, net	30,664	8,179	22,485	*
Equity in earnings of unconsolidated affiliates, net	15,620	8,984	6,636	73.9
Other, net	8,211	5,531	2,680	48.5
Total other expense, net	(71,661)	(43,956)	(27,705)	63.0
Income from continuing operations before income taxes	82,294	173,807	(91,513)	(52.7)
Income tax provision	(9,073)	(61,258)	52,185	(85.2)
Net income from continuing operations	73,221	112,549	(39,328)	(34.9)
Net income (loss) from discontinued operations	6,454	29,213	(22,759)	(77.9)
Net income	79,675	141,762	(62,087)	(43.8)
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	(655)	(926)	271	(29.3)
Less: Net income attributable to other noncontrolling interests	1,006	946	60	6.3
Net income attributable to EchoStar	$79,324	$141,742	$(62,418)	(44.0)

Other Data:
EBITDA (2)	$588,038	$565,180	$22,858	4.0
Subscribers, end of period	1,140,000	1,018,000	122,000	12.0
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $339.8 million for the nine months ended September 30, 2017, a decrease of $7.6 million or 2.2%, compared to the same period in 2016.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2017 decreased by $9.2 million, or 12.4%, to $65.4 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue - DISH Network from Corporate and Other for the nine months ended September 30, 2017 increased by $2.6 million, or 23.5%, to $13.9 million compared to the same period in 2016.  The increase was primarily attributable to an increase in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us.

Services and other revenue - other.  “Services and other revenue - other” totaled $865.8 million for the nine months ended September 30, 2017, an increase of $45.7 million or 5.6%, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2017 increased by $53.9 million, or 6.9%, to $833.1 million compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services of $51.5 million to our domestic and international consumers, $8.2 million to our domestic enterprise customers and $3.8 million to our telecom systems customers, partially offset by a decrease of $9.8 million to our international enterprise customers.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2017 decreased by $9.1 million, or 20.6%, to $35.2 million compared to the same period in 2016.  The decrease was primarily attributable to decreases in sales of transponder services due to expired service contracts.

Equipment revenue - DISH Network.  “Equipment revenue - DISH Network” totaled $0.2 million for the nine months ended September 30, 2017, a decrease of $6.8 million or 97.5%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 16 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Equipment revenue - other.  “Equipment revenue - other” totaled $173.6 million for the nine months ended September 30, 2017, an increase of $13.6 million or 8.5%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $23.7 million in sales of broadband equipment to our domestic enterprise customers and an increase of $6.1 million to our domestic and international consumers. The increase was partially offset by a decrease in sales of broadband equipment to our telecom systems customers of $11.3 million, our international enterprise customers of $2.9 million, and our government customers of $2.8 million.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $404.4 million for the nine months ended September 30, 2017, an increase of $19.5 million or 5.1%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the nine months ended September 30, 2017 increased by $18.5 million, or 5.5%, to $352.9 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumers, domestic enterprise customers, and telecom systems customers primarily due to the increase in sales of broadband services.

Cost of sales - services and other from our ESS segment for the nine months ended September 30, 2017 increased by $0.8 million, or 1.7%, to $48.9 million compared to the same period in 2016.  The increase was primarily due to rental expenses for the lease of certain real estate and collocation and antenna space from DISH Network in 2017.

Cost of sales - equipment.  “Cost of sales - equipment” totaled $153.9 million for the nine months ended September 30, 2017, an increase of $10.6 million or 7.4%, compared to the same period in 2016 primarily from our Hughes segment. The increase was primarily attributable to an increase of $20.8 million in equipment costs related to the increase in sales to our domestic and international consumers and enterprise customers, partially offset by a decrease of $10.7 million in equipment costs related to the decrease in sales to dishNET and our telecom systems customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $263.8 million for the nine months ended September 30, 2017, an increase of $23.4 million or 9.7%, compared to the same period in 2016.  The increase was primarily related to an increase of $28.9 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment and an increase of $2.5 million in litigation expense in 2017, partially offset by a decrease of $8.1 million in general and administrative expenses.

Research and development expenses.  “Research and development expenses” totaled $23.4 million for the nine months ended September 30, 2017, a decrease of $0.1 million or 0.3%, compared to the same period in 2016.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $379.9 million for the nine months ended September 30, 2017, an increase of $55.2 million or 17.0%, compared to the same period in 2016.  The increase was primarily related to an increase of $34.4 million in depreciation expense of the EUTELSAT 65 West A, EchoStar XIX and EchoStar XXIII satellites that were placed into service in the third quarter of 2016, and the first and second quarters of 2017, respectively, an increase of $17.0 million in depreciation expense relating to domestic and international customer rental equipment, an increase of $11.0 million in depreciation expense relating to machinery and equipment and an increase of $6.9 million in amortization expense relating to the development of externally marketed software, partially offset by a decrease of $11.4 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment and Corporate and Other.

Interest income.  “Interest income” totaled $30.3 million for the nine months ended September 30, 2017, an increase of $16.6 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments and an increase in yield percentage in 2017 when compared to 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $156.5 million for the nine months ended September 30, 2017, an increase of $76.1 million or 94.7%, compared to the same period in 2016.  The increase was primarily due to an increase in interest expense of $51.0 million relating to the issuance of 2026 Notes in the third quarter of 2016 and a decrease of $24.9 million in capitalized interest relating to the EchoStar XIX and EchoStar XXIII satellites that were placed into service in the first and second quarters of 2017, respectively.

Gains and impairment on investments, net.  “Gains and impairment on investments, net” totaled $30.7 million in gains for the nine months ended September 30, 2017, an increase of $22.5 million, compared to the same period in 2016.  The increase was primarily due to an increase of $19.9 million in gains on our trading securities in the third quarter of 2017, a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017, partially offset by an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and a decrease of $2.8 million in realized gains on our securities classified as available-for-sale in 2017.

Equity in earnings of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $15.6 million in earnings for the nine months ended September 30, 2017, an increase of $6.6 million or 73.9%, compared to the same period in 2016. The increase was primarily related to an increase in earnings from our investment in Dish Mexico, partially offset by a decrease in earnings from our investment in Deluxe/EchoStar LLC.

Other, net.  “Other, net” totaled $8.2 million in income for the nine months ended September 30, 2017, an increase of $2.7 million or 48.5%, compared to the same period in 2016. The increase was primarily related to dividends of $5.8 million received from certain strategic equity investments in 2017, a favorable foreign exchange impact of $2.0 million in 2017, and $1.5 million in a protective put associated with our trading securities in 2016, partially offset by a $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016.

Income tax provision.  Income tax expense was $9.1 million for the nine months ended September 30, 2017, a decrease in expense of $52.2 million or 85.2%, compared to the same period in 2016. Our effective income tax rate was 11.0% and 35.2% for the nine months ended September 30, 2017 and 2016, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

result of the Share Exchange, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to research and experimentation credits, partially offset by state and local taxes.

Net income attributable to EchoStar.  “Net income attributable to EchoStar” was $79.3 million for the nine months ended September 30, 2017, a decrease of $62.4 million or 44.0%, compared to the same period in 2016.  The decrease was primarily due to (i) an increase in interest expense of $76.1 million, (ii) a decrease in operating income, including depreciation and amortization, of $63.8 million and (iii) a decrease of $22.8 million in income from discontinued operations in 2017. The decrease was partially offset by (i) a decrease in income tax expense of $52.2 million, (ii) an increase of $22.5 million in gains on investments, net of losses and impairments, (iii) an increase of $16.6 million in interest income, (iv) an increase of $6.6 million in equity in earnings of unconsolidated affiliates, net, and (v) an increase in other income of $2.7 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $588.0 million for the nine months ended September 30, 2017, an increase of $22.9 million or 4.0%, compared to the same period in 2016.  The increase was primarily due to (i) an increase of $19.3 million in gains on our trading securities, (ii) an increase of $6.6 million in equity in earnings of unconsolidated affiliates, net and (iii) an increase in other income of $2.7 million. The increase was partially offset by a decrease in operating income, excluding depreciation and amortization, of $8.6 million. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$79,675	$141,762	$(62,087)	(43.8)

Interest income and expense, net	126,156	66,650	59,506	89.3
Income tax provision	9,073	61,258	(52,185)	(85.2)
Depreciation and amortization	379,939	324,743	55,196	17.0
Net income from discontinued operations	(6,454)	(29,213)	22,759	(77.9)
Net income attributable to noncontrolling interests	(351)	(20)	(331)	*
EBITDA	$588,038	$565,180	$22,858	4.0
*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Nine Months Ended September 30, 2017
Total revenue	$1,072,143	$295,785	$11,532	$1,379,460
Capital expenditures	$270,624	$21,351	$118,170	$410,145
EBITDA	$342,693	$241,873	$3,472	$588,038

For the Nine Months Ended September 30, 2016
Total revenue	$1,021,451	$305,919	$7,308	$1,334,678
Capital expenditures	$261,241	$50,762	$165,815	$477,818
EBITDA	$353,505	$257,181	$(45,506)	$565,180

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Nine Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$1,072,143	$1,021,451	$50,692	5.0
Capital expenditures	$270,624	$261,241	$9,383	3.6
EBITDA	$342,693	$353,505	$(10,812)	(3.1)

Revenue

Hughes segment total revenue for the nine months ended September 30, 2017 increased by $50.7 million, or 5.0%, compared to the same period in 2016.  The increase was primarily due to an increase of $57.6 million in sales of broadband equipment and services to our domestic and international consumers, an increase of $31.9 million in sales of broadband equipment and services to our domestic enterprise customers, and an increase of $3.8 million in sales of services to our telecom systems customers. The increase was partially offset by a decrease of $16.1 million in sales of broadband equipment and services to DISH Network, a decrease of $14.1 million in sales of broadband equipment to our telecom systems customers and government customers, and a decrease of $12.7 million in sales of broadband equipment and services to our international enterprise customers.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2017 increased by $9.4 million, or 3.6%, compared to the same period in 2016, primarily as a result of an increase of $95.4 million in expenditures in our domestic and international businesses. The increase was mainly associated with customer rental equipment for consumer services provided on the EUTELSAT 65 West A and EchoStar XIX satellites that were placed into service in the third quarter of 2016 and the first quarter of 2017, respectively. The increase was partially offset by a decrease of $84.6 million in expenditures on other satellites and related ground infrastructure, primarily resulted from the launch of service on EUTELSAT 65 West A and EchoStar XIX satellites.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2017 was $342.7 million, a decrease of $10.8 million, or 3.1%, compared to the same period in 2016.  The decrease was primarily due to an increase of $28.9 million in marketing and promotional costs mainly attributable our domestic and international consumer broadband sales and an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017. The decrease was partially offset by an increase of $22.1 million in gross margin.

EchoStar Satellite Services Segment

	For the Nine Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$295,785	$305,919	$(10,134)	(3.3)
Capital expenditures	$21,351	$50,762	$(29,411)	(57.9)
EBITDA	$241,873	$257,181	$(15,308)	(6.0)

Revenue

ESS segment total revenue for the nine months ended September 30, 2017 decreased by $10.1 million, or 3.3%, compared to the same period in 2016, primarily attributable to decreases in sales of transponder services due to expired service contracts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

ESS segment capital expenditures for the nine months ended September 30, 2017 decreased by $29.4 million, or 57.9%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the nine months ended September 30, 2017 was $241.9 million, a decrease of $15.3 million, or 6.0%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $10.9 million in gross margin and a decrease of $3.8 million due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Nine Months Ended September 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$11,532	$7,308	$4,224	57.8
Capital expenditures	$118,170	$165,815	$(47,645)	(28.7)
EBITDA	$3,472	$(45,506)	$48,978	*
*    Percentage is not meaningful.

Capital Expenditures

For the nine months ended September 30, 2017, Corporate and Other capital expenditures decreased by $47.6 million, or 28.7%, compared to the same period in 2016, primarily related to a decrease in satellite expenditures of $72.7 million on the EchoStar XIX satellite, a decrease in satellite expenditures of $26.2 million on the EchoStar XXIII satellite, and a decrease in satellite expenditures of $10.3 million on the EchoStar XXI satellite, partially offset by an increase in satellite expenditures of $61.9 million on the EchoStar XXIV satellite.  The EchoStar XIX satellite was launched in December 2016 and placed into service in the first quarter of 2017. The EchoStar XXIII satellite was launched in March 2017 and was placed into service in the second quarter of 2017. The EchoStar XXI satellite is intended to be used by EchoStar Mobile in providing mobile satellite services in the EU. It was launched in June 2017 and is anticipated to be placed into service in the fourth quarter of 2017. The EchoStar XXIV satellite is intended to provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.

EBITDA

For the nine months ended September 30, 2017, Corporate and Other EBITDA was a gain of $3.5 million compared to a loss of $45.5 million for the nine months ended September 30, 2016.  The change of $49.0 million was primarily related to (i) an increase of $19.9 million in gains on our trading securities in the third quarter of 2017, (ii) a gain of $8.9 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017, (iii) a decrease of $7.9 million in general and administrative expenses, (iv) an increase of $6.6 million in equity in earnings of unconsolidated affiliates, net in 2017, (v) dividends of $5.8 million received from certain strategic equity investments in 2017, (vi) an increase of $2.3 million in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us, and (vii) a favorable foreign exchange impact of $1.7 million in 2017. The reduction in loss was partially offset by $3.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities. As of September 30, 2017 and December 31, 2016, our cash, cash equivalents and current marketable investment securities totaled $3.28 billion and $3.09 billion, respectively.

As of September 30, 2017 and December 31, 2016, we held $485.0 million and $522.5 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2017.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the nine months ended September 30, 2017, we reported net cash inflows from operating activities of $591.9 million, an increase of $17.2 million, compared to the same period in 2016. The increase in cash inflows was primarily attributable to an increase of $160.1 million resulting from changes in operating assets and liabilities related to timing differences, partially offset by lower net income of $142.9 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Equity in earnings of unconsolidated affiliates, net;” (iii) “Gain and impairment on investments, net;” (iv) “Stock-based compensation;” (v) “Deferred tax provision;” (vi) “Other, net;” (vii) “Dividends received from unconsolidated entities;” and (viii) “Proceeds from sale of trading securities”.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the nine months ended September 30, 2017, we reported net cash outflows from investing activities of $374.4 million, a decrease of $385.4 million, compared to the same period in 2016. The decrease in cash outflows was primarily related to a decrease of $296.2 million in purchases of marketable investment securities, net of sales and maturities, and a decrease of $86.9 million in capital expenditures, net of related refunds, in 2017 when compared to the same period in 2016 and cash proceeds of $17.8 million from the sale of our investment in Invidi Technologies Corporation to an entity owned in part by DISH Network in the first quarter of 2017. The decrease was partially offset by a decrease of $8.2 million in restricted cash and marketable investment securities and an increase of $7.5 million in expenditures for externally marketed software.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the nine months ended September 30, 2017, we reported net cash inflows from financing activities of $8.7 million, a decrease in cash inflows of $1.47 billion, compared to the same period in 2016. The decrease in cash inflows was primarily due to proceeds of $1.5 billion from the issuance of the 2026 Notes in the third quarter of 2016 and a decrease of $4.5 million in net proceeds from Class A common stock issued under our employee stock purchase plan in 2017, partially offset by an increase of $28.5 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans in 2017, a decrease of $6.6 million in capital lease obligation payments relating to our uplink equipment, and a decrease of $5.9 million in payments of debt issuance costs in 2017.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2017, our satellite-related obligations were approximately $1.01 billion. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of September 30, 2017, we had $35.5 million of letters of credit and insurance bonds. Of this amount, $12.9 million was secured by restricted cash, $0.4 million was related to insurance bonds, and $22.1 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

As of September 30, 2017, we had foreign currency forward contracts with a notional value of $6.5 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

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

We have a significant amount of outstanding indebtedness. As of September 30, 2017, our total indebtedness was $3.64 billion, of which $280.9 million related to capital lease obligations. See our most recent Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures necessary to support and expand our business, or if we decide to purchase or build one or more additional satellites. Furthermore, we expect to be a federal cash taxpayer for 2017 which will require additional liquidity. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2018. As of September 30, 2017, we have not repurchased any common stock under this program.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. “Services and other revenue - DISH Network” primarily includes revenue associated with satellite and transponder services, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network. “Services and other revenue - DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Cost of sales - services and other. “Cost of sales - services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. “Cost of sales - services and other” also includes the costs associated with satellite and transponder services, telemetry, tracking and control, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

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

Gains and impairment on investments, net. “Gains and impairment on investments, net” primarily includes gains, net of any losses, on the sale or exchange of investments, other-than-temporary impairment on certain of our marketable investment securities and unrealized gains on our trading securities.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $3.28 billion. Of this amount, a total of $3.14 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.14 billion as of September 30, 2017, a hypothetical 10% change in average interest rates during 2017 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2017 of 1.9%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2017 would have resulted in a decrease of approximately $5.6 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2017, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $139.4 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would have resulted in a decrease of approximately $13.9 million in the fair value of these investments.

Restricted cash and marketable investment securities and investments in unconsolidated entities

Restricted cash and marketable investment securities

As of September 30, 2017, we had $13.7 million of restricted cash and marketable investment securities invested in: (a) cash; (b) debt instruments of the U.S. government and its agencies; (c) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (d) mutual funds; and (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper described above. Based on our investment portfolio as of September 30, 2017, a hypothetical 10% increase in average interest rates would not have had a material impact on the fair value of our restricted cash and marketable investment securities.

Investments in unconsolidated entities

As of September 30, 2017, we had $165.3 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would have resulted in a decrease of approximately $16.5 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2017, we had $16.4 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $6.5 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of September 30, 2017. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would have been an estimated loss to the cumulative translation adjustment of $27.9 million as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors. Except as provided below, for the nine months ended September 30, 2017, there were no material changes in our risk factors as previously disclosed.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2017.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

Our Board of Directors previously authorized us to repurchase up to $500.0 million of our Class A common stock through December 31, 2017.  On November 1, 2017, our Board of Directors extended this authorization to repurchase up to $500.0 million of outstanding shares of our Class A common stock through open market repurchases including, without limitation, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, through and including December 31, 2018.

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

ECHOSTAR CORPORATION

Date: November 8, 2017	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)