Form 10-Q
period 2018-03-31
EchoStar CORP
filed 2018-05-10
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

As of April 30, 2018, the registrant’s outstanding common stock consisted of 48,400,504 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31, 2018	December 31, 2017
Assets	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$2,239,591	$2,431,456
Marketable investment securities, at fair value	1,060,733	814,161
Trade accounts receivable and contract assets, net (Note 3)	166,182	196,840
Trade accounts receivable - DISH Network, net	56,861	43,295
Inventory	85,995	83,595
Prepaids and deposits	59,751	54,533
Other current assets	13,163	91,671
Total current assets	3,682,276	3,715,551
Noncurrent Assets:
Property and equipment, net	3,461,004	3,465,471
Regulatory authorizations, net	536,548	536,936
Goodwill	504,173	504,173
Other intangible assets, net	55,273	58,955
Investments in unconsolidated entities	173,601	161,427
Other receivables - DISH Network	93,287	92,687
Other noncurrent assets, net	255,582	214,814
Total noncurrent assets	5,079,468	5,034,463
Total assets	$8,761,744	$8,750,014
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$103,785	$108,406
Trade accounts payable - DISH Network	3,742	4,753
Current portion of long-term debt and capital lease obligations	41,424	40,631
Contract liabilities	65,333	65,959
Accrued interest	57,297	47,616
Accrued compensation	32,905	47,756
Accrued expenses and other	105,291	98,769
Total current liabilities	409,777	413,890
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net	3,585,972	3,594,213
Deferred tax liabilities, net	433,174	436,023
Other noncurrent liabilities	127,306	128,503
Total noncurrent liabilities	4,146,452	4,158,739
Total liabilities	4,556,229	4,572,629
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding at each of March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 53,932,336 shares issued and 48,400,018 shares outstanding at March 31, 2018 and 53,663,859 shares issued and 48,131,541 shares outstanding at December 31, 2017	54	54
Class B convertible common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of March 31, 2018 and December 31, 2017	48	48
Class C convertible common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2018 and December 31, 2017	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	3,685,577	3,669,461
Accumulated other comprehensive loss	(111,413)	(130,154)
Accumulated earnings	714,423	721,316
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar Corporation stockholders’ equity	4,190,527	4,162,563
Other noncontrolling interests	14,988	14,822
Total stockholders’ equity	4,205,515	4,177,385
Total liabilities and stockholders’ equity	$8,761,744	$8,750,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue:
Services and other revenue - DISH Network	$103,805	$114,955
Services and other revenue - other	355,040	269,791
Equipment revenue	42,947	48,405
Total revenue	501,792	433,151
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	143,793	131,783
Cost of sales - equipment (exclusive of depreciation and amortization)	44,023	43,938
Selling, general and administrative expenses	103,275	82,991
Research and development expenses	7,137	7,705
Depreciation and amortization	145,554	115,083
Total costs and expenses	443,782	381,500
Operating income	58,010	51,651

Other income (expense):
Interest income	15,635	8,291
Interest expense, net of amounts capitalized	(62,751)	(45,396)
Gains (losses) on investments, net	(36,663)	12,035
Other-than-temporary impairment loss on available-for-sale securities	—	(3,298)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,009)	6,408
Other, net	204	1,072
Total other expense, net	(84,584)	(20,888)
Income (loss) from continuing operations before income taxes	(26,574)	30,763
Income tax benefit, net	5,403	12
Net income (loss) from continuing operations	(21,171)	30,775
Net income from discontinued operations	—	6,577
Net income (loss)	(21,171)	37,352
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock (Note 1)	—	(655)
Less: Net income attributable to other noncontrolling interests	380	292
Net income (loss) attributable to EchoStar Corporation	(21,551)	37,715
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 1)	—	(1,209)
Net income (loss) attributable to EchoStar Corporation common stock	$(21,551)	$38,924

Amounts attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$(21,551)	$32,347
Net income from discontinued operations	—	6,577
Net income (loss) attributable to EchoStar Corporation common stock	$(21,551)	$38,924

Weighted-average common shares outstanding - Class A and B common stock:
Basic	95,888	94,745
Diluted	95,888	95,893

Earnings (losses) per share - Class A and B common stock:
Basic:
Continuing operations	$(0.22)	$0.34
Discontinued operations	—	0.07
Total basic earnings (losses) per share	$(0.22)	$0.41
Diluted:
Continuing operations	$(0.22)	$0.34
Discontinued operations	—	0.07
Total diluted earnings (losses) per share	$(0.22)	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Comprehensive income (loss):
Net income (loss)	$(21,171)	$37,352
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,592	24,038
Unrealized gains (losses) on available-for-sale securities and other	(532)	20,032
Recognition of realized gains on available-for-sale securities in net income (loss)	—	(2,756)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (loss)	—	3,298
Total other comprehensive income, net of tax	8,060	44,612
Comprehensive income (loss)	(13,111)	81,964
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	—	(655)
Less: Comprehensive income attributable to other noncontrolling interests	166	292
Comprehensive income (loss) attributable to EchoStar Corporation	$(13,277)	$82,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Cumulative effect of adoption of ASU 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Balance, January 1, 2017	100	6	3,828,677	(124,803)	328,755	(98,162)	73,910	12,830	4,021,313
Issuances of Class A common stock:
Exercise of stock options	1	—	28,037	—	—	—	—	—	28,038
Employee benefits	—	—	11,199	—	—	—	—	—	11,199
Employee Stock Purchase Plan	—	—	2,409	—	—	—	—	—	2,409
Stock-based compensation	—	—	956	—	—	—	—	—	956
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement (Note 1)	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(93)	—	—	—	—	—	(93)
Other	—	—	—	101	—	—	—	—	101
Net income (loss)	—	—	—	—	37,715	—	(655)	292	37,352
Foreign currency translation adjustment	—	—	—	24,038	—	—	—	—	24,038
Unrealized gains and impairment on available-for-sale securities, net	—	—	—	20,473	—	—	—	—	20,473
Balance, March 31, 2017	$101	$—	$3,644,370	$(80,191)	$366,470	$(98,162)	$—	$13,122	$3,845,710

Balance, December 31, 2017	$102	$—	$3,669,461	$(130,154)	$721,316	$(98,162)	$—	$14,822	$4,177,385
Cumulative effect of adoption of ASU 2014-09 and ASU 2016-01 as of January 1, 2018 (Note 2)	—	—	—	10,467	14,658	—	—	—	25,125
Balance, January 1, 2018	102	—	3,669,461	(119,687)	735,974	(98,162)	—	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	—	3,456	—	—	—	—	—	3,456
Employee benefits	—	—	7,605	—	—	—	—	—	7,605
Employee Stock Purchase Plan	—	—	2,636	—	—	—	—	—	2,636
Stock-based compensation	—	—	2,765	—	—	—	—	—	2,765
R&D tax credits utilized by DISH Network	—	—	(218)	—	—	—	—	—	(218)
Other	—	—	(128)	(100)	—	—	—	—	(228)
Net income (loss)	—	—	—	—	(21,551)	—	—	380	(21,171)
Foreign currency translation adjustment	—	—	—	8,806	—	—	—	(214)	8,592
Unrealized losses on available-for-sale securities, net	—	—	—	(432)	—	—	—	—	(432)
Balance, March 31, 2018	$102	$—	$3,685,577	$(111,413)	$714,423	$(98,162)	$—	$14,988	$4,205,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(21,171)	$37,352
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	145,554	126,742
Amortization of debt issuance costs	1,936	1,790
Equity in (earnings) losses of unconsolidated affiliates, net	1,009	(5,249)
Loss (gain) and impairment on investments, net	36,673	(8,737)
Stock-based compensation	2,765	956
Deferred tax (benefit) provision	(7,036)	343
Dividend received from unconsolidated entity	—	7,500
Changes in current assets and current liabilities, net	(13,313)	(13,857)
Changes in noncurrent assets and noncurrent liabilities, net	(13,982)	(6,003)
Other, net	2,840	518
Net cash flows from operating activities	135,275	141,355
Cash flows from investing activities:
Purchases of marketable investment securities	(562,611)	(45,905)
Sales and maturities of marketable investment securities	298,596	209,923
Expenditures for property and equipment	(128,506)	(102,463)
Refunds and other receipts related to capital expenditures	77,524	—
Sale of investment in unconsolidated entity	—	17,781
Expenditures for externally marketed software	(7,148)	(10,832)
Net cash flows from investing activities	(322,145)	68,504
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(9,368)	(8,736)
Net proceeds from Class A common stock options exercised	3,481	26,325
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	2,636	2,409
Cash exchanged for Tracking Stock (Note 1)	—	(651)
Other, net	(1,508)	(1,475)
Net cash flows from financing activities	(4,759)	17,872
Effect of exchange rates on cash and cash equivalents	(242)	715
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(191,871)	228,446
Cash and cash equivalents, including restricted amounts, beginning of period	2,432,249	2,571,866
Cash and cash equivalents, including restricted amounts, end of period	$2,240,378	$2,800,312

Supplemental disclosure of cash flow information:
Cash paid for interest (including capitalized interest)	$55,172	$54,053
Capitalized interest	$4,099	$21,824
Cash paid for income taxes	$839	$1,035
Employee benefits paid in Class A common stock	$7,605	$11,199
Property and equipment financed under capital lease obligations	$38	$7,485
Increase (decrease) in capital expenditures included in accounts payable, net	$585	$(6,315)
Capitalized in-orbit incentive obligations	$—	$31,000
Non-cash net assets exchanged for Tracking Stock (Note 1)	$—	$299,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business Activities

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”

We primarily operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in “Corporate and Other” in our segment reporting.

EchoStar Corporation and DISH Network Corporation (“DISH”) have operated as separate publicly-traded companies since DISH Network completed its distribution to us in 2008 of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain satellites, uplink and satellite transmission assets and real estate (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, we received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by our subsidiary Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies, and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services. The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, we no longer operate the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

agreements, arrangements and policy statements with respect to the Tracking Stock terminated. As a result of the Share Exchange, the operating results of the EchoStar Technologies businesses have been presented as discontinued operations and as such, have been excluded from continuing operations and segment results for all periods presented in our accompanying condensed consolidated financial statements. See Note 4 for further discussion of our discontinued operations.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

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
Prior to consummation of the Share Exchange, noncontrolling interests consisted primarily of the HSS Tracking Stock owned by DISH Network as described in Notes 1 and 4. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our financial statements. Estimates are used in accounting for, among other things, (i) amortization periods for deferred contract acquisition costs, (ii) inputs used to recognize revenue over time, (iii) allowances for doubtful accounts, (iv) warranty obligations, (v) self-insurance obligations, (vi) deferred taxes and related valuation allowances, (vii) uncertain tax positions, (viii) loss contingencies, (ix) fair value of financial instruments, (x) fair value of stock-based compensation awards, (xi) fair value of assets and liabilities acquired in business combinations, (xii) lease classifications, (xiii) asset impairment testing, and (xiv) useful lives and methods for depreciation and amortization of long-lived assets. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active. Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value. Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 12) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

As of March 31, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $110.9 million and $112.2 million, respectively.

Revenue Recognition

Overview

We account for our sales and services revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018, using the modified retrospective approach to contracts not completed as of the adoption date. Topic 606 provides a five-step revenue recognition model that we apply to our contracts with customers. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations and (v) recognize revenue when or as we satisfy our performance obligations.

Revenue is recognized upon transfer of control of the promised goods or our performance of the services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts that may include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Additionally, a significant portion of our revenue is derived from leases of property and equipment that is reported in “Services and other revenue - other” and “Services and other revenue - DISH Network” in our accompanying condensed consolidated statement of operations. Certain of our contracts with customers contain embedded equipment leases, which we separate from non-lease components of the contract based on the relative standalone selling prices of the lease and non-lease components.

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in domestic and international markets. Our services contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

In addition to equipment and service offerings, our Hughes segment also enters into long-term contracts to design, develop, construct and install complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. Revenue from such contracts is generally recognized over time at a measure of progress that depicts the transfer of control of the goods or services to the customer. Depending on the nature of the arrangement, we measure progress toward contract completion using an appropriate input method or output method. Under our input method, we recognize the transaction price as revenue based on the ratio of costs incurred to estimated total costs at completion. Under our output method, revenue and cost of sales are recognized as products are delivered based on the expected profit for the entire agreement. Profit margins on long-term contracts generally are based on estimates of revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. We generally receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment.

ESS

Our ESS segment primarily provides satellite service operations through leasing arrangements and video delivery services on a full-time and occasional-use basis to DISH Network and Dish Mexico, as well as government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also provide telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network. Our ESS segment also provides technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Other

Sales and value added taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales at the time of shipment.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under contracts with customers. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past-due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful.

Contract Assets and Contract Liabilities

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in “Trade accounts receivable and contract assets, net” or “Other noncurrent assets, net” in our balance sheets based on the expected timing of customer payment. Our contract assets include amounts that we referred to as “contracts in process” in prior periods. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Contract liabilities consist of advance payments and billings in excess of revenue recognized under contracts with customers and is included in “Contract liabilities” or “Other noncurrent liabilities” in our balance sheets based on the timing of when we expect to recognize revenue. We recognize deferred revenue as revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria have been met.

Contract Acquisition and Fulfillment Costs

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets and related amortization expense is included in “Selling, general and administrative expenses” in our accompanying condensed consolidated statements of operations. Unamortized contract acquisition costs totaled $103.6 million as of March 31, 2018 and related amortization expense totaled $20.0 million for the three months ended March 31, 2018.

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations, and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets and related amortization expense is included in “Cost of sales - services and other” in our accompanying condensed consolidated statements of operations. Unamortized contract fulfillment costs totaled $1.8 million as of March 31, 2018 and related amortization expense was de minimis for the three months ended March 31, 2018.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.6 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively. In addition, we incurred other research and development expenses of approximately $7.1 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.

As of March 31, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $89.7 million and $88.1 million, respectively, of which $22.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $7.1 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively. We recorded amortization expense relating to the development of externally marketed software of $5.5 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately four years as of March 31, 2018.

Marketable Investment Securities

Our marketable investment securities portfolio consists of investments in debt and equity instruments with readily determinable fair values.

Debt Securities

We classify debt securities as available-for-sale based on our investment strategy for the securities, except for securities that we have elected to account for using the fair value option. We recognize periodic changes in the difference between fair value and amortized cost in “Unrealized gains (losses) on available-for-sale securities and other” in our accompanying condensed consolidated statements of comprehensive income (loss). Realized gains and losses upon sale of debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in “Interest income” in our accompanying condensed consolidated statements of operations.

We evaluate our available-for-sale debt securities portfolio periodically to determine whether declines in the fair value of these securities are other than temporary. Our evaluation considers, among other things, the length of time and the extent to which the fair value of such security has been lower than amortized cost, market and company-specific factors related to the security, and our intent and ability to hold the investment to maturity or recovery. We generally consider a decline to be other than temporary when: (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before maturity or recovery, or (iii) we do not expect to recover the amortized cost of the security at maturity. Declines in the fair value of available-for-sale debt securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic changes in the difference between fair value and cost in “Unrealized gains (losses) on available-for-sale securities and other” in our accompanying condensed consolidated statements of comprehensive income (loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations. We used the FIFO method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in “Gains (losses) on investments, net” in our accompanying condensed consolidated statement of operations. Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations. We recognize dividend income on equity securities on the ex-dividend date and report such income in “Other, net” in our accompanying condensed consolidated statements of operations.

Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist of investments in equity securities that are not publicly traded and do not have readily determinable fair values. We use the equity method to account for such investments when we have the ability to significantly influence the operating decisions of the investee. Prior to January 1, 2018, we accounted for other investments without a readily determinable fair value using the cost method. In connection with our adoption of the New Investment Standard as of January 1, 2018, we have elected to measure such investments at cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. We consider information in periodic financial statements and other documentation provided by our investees and we may make inquiries of investee management to determine whether observable price changes have occurred.

Our investments in unconsolidated entities that are accounted for using the equity method are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings (losses) of unconsolidated affiliates, net” in our accompanying condensed consolidated statements of operations. The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within “Equity in earnings (losses) of unconsolidated affiliates, net.”

We evaluate all of our investments in unconsolidated entities periodically to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Other Significant Accounting Policies

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Recently Adopted Accounting Pronouncements

Revenue Recognition and Financial Instruments

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively, the “New Revenue Standard”). The New Revenue Standard established a comprehensive new model for revenue recognition, which is codified in Topic 606 (see Revenue Recognition above), and provided guidance for certain costs associated with contracts with customers. We adopted the New Revenue Standard using the modified retrospective method for contracts that were not completed as of January 1, 2018. Accordingly, comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the New Revenue Standard, we recognized the cumulative effect of its initial application as a net increase to accumulated earnings of $25.1 million, net of related income taxes. The adoption of the New Revenue Standard also impacted the timing of recognition of certain fees charged to our customers in our consumer markets; however, the adoption has not had, and we do not expect it to have, a material impact on the overall timing or amount of revenue recognition.

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs (See Contract Acquisition and Fulfillment Costs above). Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional deferred costs on our accompanying condensed consolidated balance sheet and the costs generally are recognized as expenses over a longer period of time in our accompanying condensed consolidated statements of operations. The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

Additionally, on January 1, 2018, we prospectively adopted the applicable requirements of the New Investment Standard. The New Investment Standard substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through earnings. The New Investment Standard permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. Upon adoption of the New Investment Standard on January 1, 2018, we recorded a $10.5 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in “Accumulated other comprehensive loss” in our accompanying condensed consolidated balance sheet. For our equity investments without a readily determinable fair value that were previously accounted for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in equity securities that were previously accounted for as available for sale or using the cost method.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The cumulative effects of changes to our accompanying condensed consolidated balance sheet as of January 1, 2018 for the adoption of the New Revenue Standard and the New Investment Standard were as follows:

	Balance at December 31, 2017	Adjustments Due to the		Balance at January 1, 2018
		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$196,840	$(7,103)	$—	$189,737
Other current assets	$91,671	$533	$—	$92,204
Investments in unconsolidated entities	$161,427	$6,917	$—	$168,344
Other noncurrent assets, net	$214,814	$22,545	$—	$237,359
Total assets	$8,750,014	$22,892	$—	$8,772,906
Liabilities:
Contract liabilities	$65,959	$(1,542)	$—	$64,417
Accrued expenses and other	$98,769	$255	$—	$99,024
Deferred tax liabilities, net	$436,023	$3,122	$—	$439,145
Other noncurrent liabilities	$128,503	$(4,068)	$—	$124,435
Total liabilities	$4,572,629	$(2,233)	$—	$4,570,396
Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$(130,154)	$—	$10,467	$(119,687)
Accumulated earnings (losses)	$721,316	$25,125	$(10,467)	$735,974
Total EchoStar Corporation stockholders’ equity	$4,177,385	$25,125	$—	$4,202,510
Total liabilities and stockholders’ equity	$8,750,014	$22,892	$—	$8,772,906

Our adoption of the New Revenue Standard and the New Investment Standard impacted our accompanying condensed consolidated balance sheet and statements of operations and comprehensive income (loss) as follows:

	As of March 31, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$166,182	$7,122	$—	$173,304
Other current assets	$13,163	$(533)	$—	$12,630
Investments in unconsolidated entities	$173,601	$(6,337)	$—	$167,264
Other noncurrent assets, net	$255,582	$(25,895)	$—	$229,687
Total assets	$8,761,744	$(25,643)	$—	$8,736,101
Liabilities:
Contract liabilities	$65,333	$1,134	$—	$66,467
Accrued expenses and other	$105,291	$(255)	$—	$105,036
Deferred tax liabilities, net	$433,174	$(3,503)	$—	$429,671
Other noncurrent liabilities	$127,306	$3,185	$—	$130,491
Total liabilities	$4,556,229	$561	$—	$4,556,790
Stockholders’ Equity:
Accumulated other comprehensive loss	$(111,413)	$—	$8,657	$(102,756)
Accumulated earnings	$714,423	$(26,204)	$(8,657)	$679,562
Total EchoStar Corporation stockholders’ equity	$4,205,515	$(26,204)	$—	$4,179,311
Total liabilities and stockholders’ equity	$8,761,744	$(25,643)	$—	$8,736,101

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	For the three months ended March 31, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$355,040	$1,218	$—	$356,258
Total revenue	$501,792	$1,218	$—	$503,010
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$143,793	$929	$—	$144,722
Selling, general and administrative expenses	$103,275	$2,421	$—	$105,696
Total costs and expenses	$443,782	$3,350	$—	$447,132
Operating income (loss)	$58,010	$(2,132)	$—	$55,878
Other income (expense):
Interest expense, net of amounts capitalized	$(62,751)	$92	$—	$(62,659)
Gains (losses) on investments, net	$(36,663)	$—	$17,892	$(18,771)
Other-than-temporary impairment loss on available-for-sale securities	$—	$—	$(37,016)	$(37,016)
Equity in earnings (losses) of unconsolidated affiliates, net	$(1,009)	$580	$—	$(429)
Total other expense, net	$(84,584)	$672	$(19,124)	$(103,036)
Income (loss) from continuing operations before income taxes	$(26,574)	$(1,460)	$(19,124)	$(47,158)
Income tax benefit	$5,403	$381	$—	$5,784
Net income (loss)	$(21,171)	$(1,079)	$(19,124)	$(41,374)
Net income (loss) attributable to EchoStar Corporation common stock	$(21,551)	$(1,079)	$(19,124)	$(41,754)
Earnings (losses) per share:
Basic	$(0.22)	$(0.01)	$(0.20)	$(0.44)
Diluted	$(0.22)	$(0.01)	$(0.20)	$(0.44)

	For the three months ended March 31, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Comprehensive Income (Loss)		New Revenue Standard	New Investment Standard
	(In thousands)
Net income (loss)	$(21,171)	$(1,079)	$(19,124)	$(41,374)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$(532)	$—	$(17,892)	$(18,424)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	$—	$—	$37,016	$37,016
Total other comprehensive income (loss), net of tax	$8,060	$—	$19,124	$18,592
Comprehensive loss	$(13,111)	$(1,079)	$—	$(22,782)
Comprehensive loss attributable to EchoStar Corporation	$(13,277)	$(1,079)	$—	$(22,782)

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our accompanying condensed consolidated statements of cash flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our accompanying condensed consolidated statements of cash flows. The adoption of this accounting standard did not have a material impact on our statements of cash flows and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The beginning and ending balances of cash and cash equivalents presented in our accompanying condensed consolidated statements of cash flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2018 and $0.7 million and $0.8 million, respectively, for the three months ended March 31, 2017. These amounts are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new standard as of January 1, 2019. ASU 2016-02 requires the new standard to be applied on a modified retrospective basis to the earliest period presented in our consolidated financial statements. However, the FASB has recently proposed amendments that would permit adoption of the standard as of the effective date without restating prior periods. ASU 2016-02 provides certain practical expedients that we may elect to apply on the adoption date. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 3.     Revenue Recognition

Information About Contract Balances

The following table provides information about our trade accounts receivable, contract assets and contract liabilities from contracts with customers, including amounts for certain embedded leases.

	As of
	March 31, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$135,972	$156,794
Leasing	9,085	10,355
Total	145,057	167,149
Contract assets	33,298	34,615
Allowance for doubtful accounts	(12,173)	(12,027)
Total trade accounts receivable and contract assets, net	$166,182	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$27,782	$16,118
Leasing	29,079	27,177
Total trade accounts receivable - DISH Network, net	$56,861	$43,295

Noncurrent contract assets	$36	$37

Contract liabilities:
Current	$65,333	$64,417
Noncurrent	11,765	13,036
Total contract liabilities	$77,098	$77,453

For the three months ended March 31, 2018, revenue recognized that was included in the contract liability balance at the beginning of the period was $49.0 million.

Bad debt expense related to our trade accounts receivable and contract assets is included in “Selling, general and administrative expenses” in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, our bad debt expense was $4.7 million and $2.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2018, the remaining performance obligations for our contracts with customers with original expected durations of more than one year was $1.27 billion. We expect to recognize approximately 25% of our remaining performance obligations of these contracts as revenue by December 31, 2018. Agreements with customers in our Hughes segment consumer market that have expected durations of one year or less and our leasing arrangements are not included in this amount.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4.    Discontinued Operations

On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into the Share Exchange Agreement, pursuant to which on February 28, 2017, among other things, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets. Following the consummation of the Share Exchange, we no longer operate the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

As a result of the Share Exchange, the historical financial results of our EchoStar Technologies segment prior to the closing of the Share Exchange are reflected in our accompanying condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The noncontrolling interest in HSS Tracking Stock, as reflected in our stockholders equity, was extinguished as of February 28, 2017 as a result of the Share Exchange.

We had de minimis activity from our discontinued operations for the three months ended March 31, 2018. The following table presents the operating results of our discontinued operations for the three months ended March 31, 2017:

For the three months ended March 31, 2017
(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$143,063
Equipment, services and other revenue - other	10,164
Total revenue	153,227
Costs and expenses:
Cost of equipment, services and other	121,843
Selling, general and administrative expenses	5,853
Research and development expenses	4,635
Depreciation and amortization	11,659
Total costs and expenses	143,990
Operating income	9,237
Other income (expense):
Interest expense	(15)
Equity in losses of unconsolidated affiliates, net	(1,159)
Other, net	(65)
Total expense, net	(1,239)
Income from discontinued operations before income taxes	7,998
Income tax provision	(1,421)
Net income from discontinued operations	$6,577

Expenditures for property and equipment from our discontinued operations totaled $12.5 million for the three months ended March 31, 2017.

Total assets and total liabilities of the discontinued operations were $0.1 million and $0.5 million, respectively, as of December 31, 2017.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5.    Earnings per Share

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing “Net income (loss) attributable to EchoStar Corporation common stock” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 4.9 million and 0.7 million shares for the three months ended March 31, 2018 and 2017, respectively.

Prior to the Share Exchange, the EchoStar Tracking Stock was a participating security that shared in our consolidated earnings and therefore, we applied the two-class method to calculate EPS for periods prior to March 1, 2017. Under the two-class method, we allocated net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings. Based on the 51.89% economic interest in the Hughes Retail Group represented by the EchoStar Tracking Stock, we allocated undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group. Moreover, because the reported amount of “Net income (loss) attributable to EchoStar Corporation” in our accompanying condensed consolidated statements of operations excluded DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excluded an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the three months ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to EchoStar Corporation common stock:
Net income (loss) from continuing operations	$(21,551)	$32,347
Net income from discontinued operations	—	6,577
Net income (loss) attributable to EchoStar Corporation common stock	$(21,551)	$38,924

Weighted-average common shares outstanding :
Class A and B common stock:
Basic	95,888	94,745
Dilutive impact of stock awards outstanding	—	1,148
Diluted	95,888	95,893

Earnings (losses) per share:
Class A and B common stock:
Basic:
Continuing operations	$(0.22)	$0.34
Discontinued operations	—	0.07
Total basic earnings (losses) per share	$(0.22)	$0.41

Diluted:
Continuing operations	$(0.22)	$0.34
Discontinued operations	—	0.07
Total diluted earnings (losses) per share	$(0.22)	$0.41

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

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $110.6 million and $119.4 million as of March 31, 2018 and December 31, 2017, respectively. Other comprehensive income includes deferred tax benefits for foreign currency translation losses related to assets that were transferred from a foreign subsidiary to a domestic subsidiary of $3.0 million for the three months ended March 31, 2017.

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Accompanying Condensed Consolidated Statements of Operations	For the three months ended March 31,
		2018	2017
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (loss) (1) (3)	Gains (losses) on investments, net	$—	$(2,756)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (loss) (2) (3)	Other-than-temporary impairment loss on available-for-sale securities	—	3,298
Total reclassifications, net of tax and noncontrolling interests		$—	$542

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations.

(2)	We recorded an other-than-temporary impairment loss on one of our available-for-sale securities for the three months ended March 31, 2017.

(3)
Effective January 1, 2018, we adopted the New Investment Standard and no longer recognize periodic changes between the fair value and cost of our equity investments in other comprehensive income (loss). We now reclassify realized gains or losses upon sale of equity securities as we recognize periodic changes between the fair value and cost of our equity investments in “Gains (losses) on investment, net” in our accompanying condensed consolidated statements of operations.

Note 7.    Marketable Investment Securities

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments as follows:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Marketable investment securities, at fair value:
Debt securities:
Corporate bonds	$889,545	$542,573
Other debt securities	55,653	142,036
Total debt securities	945,198	684,609
Equity securities	125,187	139,571
Total marketable investment securities	1,070,385	824,180
Less: Restricted marketable investment securities (1)	9,652	10,019
Total marketable investment securities	$1,060,733	$814,161

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

(1)
Restricted marketable investment securities are pledged as collateral for our letters of credit or surety bonds and are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets.

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds. Generally, we classify our debt securities as available-for-sale based on our investment strategy for the securities. We have elected to account for certain convertible debt securities using the fair value option.

Our available-for-sale debt securities reflect amortized cost and unrealized gains and losses as summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2018
Corporate bonds	$868,389	$13	$(746)	$867,656
Other debt securities	55,686	—	(33)	55,653
Total available-for-sale debt securities	$924,075	$13	$(779)	$923,309
As of December 31, 2017
Corporate bonds	$542,861	$—	$(288)	$542,573
Other debt securities	142,082	—	(46)	142,036
Total available-for-sale debt securities	$684,943	$—	$(334)	$684,609

As of March 31, 2018, our available-for-sale debt securities included $784.3 million with contractual maturities of one year or less and $139.0 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies, which have experienced and may continue to experience volatility.

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $87.1 million and trading securities with a fair value of $52.5 million. Our available-for-sale securities as of December 31, 2017 reflected an adjusted cost basis of $97.5 million and unrealized gains and losses of $7.9 million and $18.4 million, respectively. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the three months ended March 31, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in “Gains (losses) on investments, net” in our accompanying condensed consolidated statement of operations. For the three months ended March 31, 2018, “Gains (losses) on investments, net” included net losses of $36.5 million related to equity securities that we held as of March 31, 2018.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities totaled zero and $22.0 million for the three months ended March 31, 2018 and 2017, respectively. We recognized gains from the sales of our available-for-sale securities of zero and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Debt securities:
Corporate bonds	$889,545	$—	$889,545	$542,573	$—	$542,573
Other	55,653	13,360	42,293	142,036	13,311	128,725
Total debt securities	945,198	13,360	931,838	684,609	13,311	671,298
Equity securities	125,187	119,256	5,931	139,571	133,736	5,835
Total marketable investment securities	$1,070,385	$132,616	$937,769	$824,180	$147,047	$677,133

Note 8.    Inventory

Our inventory consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Finished goods	$72,027	$70,669
Raw materials	6,265	5,484
Work-in-process	7,703	7,442
Total inventory	$85,995	$83,595

Note 9.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		March 31, 2018	December 31, 2017
		(In thousands)
Land	—	$33,743	$33,713
Buildings and improvements	1 to 40	185,401	185,148
Furniture, fixtures, equipment and other	1 to 12	748,497	736,533
Customer rental equipment	2 to 4	992,893	929,775
Satellites - owned	2 to 15	3,064,399	3,064,391
Satellites - acquired under capital leases	10 to 15	917,561	916,820
Construction in progress	—	313,596	260,220
Total property and equipment		6,256,090	6,126,600
Accumulated depreciation		(2,795,086)	(2,661,129)
Property and equipment, net		$3,461,004	$3,465,471

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Construction in progress consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$257,379	$211,765
Satellite related equipment	34,485	28,358
Other	21,732	20,097
Construction in progress	$313,596	$260,220

Construction in progress included the following owned and leased satellites under construction as of March 31, 2018.

Satellites	Segment	Expected Launch Date
Telesat T19V (1)	Hughes	Second quarter of 2018
EchoStar XXIV	Corporate and Other	2021

(1)	We entered into an agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended March 31,
	2018	2017
	(In thousands)
Satellites	$68,161	$52,143
Furniture, fixtures, equipment and other	21,696	17,878
Customer rental equipment	43,448	30,596
Buildings and improvements	1,709	1,750
Total depreciation expense	$135,014	$102,367

Satellites

As of March 31, 2018, our satellite fleet consisted of 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of March 31, 2018, four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.

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

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in “Other current assets,” representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.2 million for the three months ended March 31, 2018 as compared to the same period in 2017.

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XXI and EchoStar XXIII satellites. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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

As of March 31, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2017	Additions	Currency Translation Adjustment	As of March 31, 2018
	(In thousands)
Finite useful lives:
Cost	$92,621	$—	$1,373	$93,994
Accumulated amortization	(21,342)	(1,364)	(397)	(23,103)
Net	71,279	(1,364)	976	70,891
Indefinite lives	465,657	—	—	465,657
Total regulatory authorizations, net	$536,936	$(1,364)	$976	$536,548

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2018			December 31, 2017
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(234,928)	$35,372	$270,300	$(231,642)	$38,658
Technology-based	6	61,300	(60,951)	349	61,300	(60,927)	373
Trademark portfolio	20	29,700	(10,148)	19,552	29,700	(9,776)	19,924
Total other intangible assets		$361,300	$(306,027)	$55,273	$361,300	$(302,345)	$58,955

Amortization expense for the above intangible assets was $5.0 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively.

Note 11.     Investments in Unconsolidated Entities

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for certain of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the three months ended March 31, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$103,876	$91,702
Other equity investments without a readily determinable fair value	69,725	69,725
Total investments in unconsolidated entities	$173,601	$161,427

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

In January 2017, we sold our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network for $19.4 million. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale and as a result we recognized a gain of $8.9 million in connection with this transaction for the three months ended March 31, 2017. See Note 17 for additional information about this transaction.

In connection with the Share Exchange, our equity interests in NagraStar L.L.C. and SmarDTV SA, which we accounted for using the equity method, and our equity interest in Sling TV Holding L.L.C., which we accounted for using the cost method, were transferred to DISH Network as of February 28, 2017. See Notes 4 and 17 for additional information about the Share Exchange and related party transactions with these companies in which we held equity interests.

Note 12.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,024,947	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	743,198	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	966,060	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	755,063	750,000	791,865
Less: Unamortized debt issuance costs		(22,922)	—	(24,857)	—
Subtotal		3,367,078	$3,489,268	3,365,143	$3,596,524
Capital lease obligations		260,318		269,701
Total debt and capital lease obligations		3,627,396		3,634,844
Less: Current portion		(41,424)		(40,631)
Long-term debt and capital lease obligations, net		$3,585,972		$3,594,213

Note 13.    Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our interim income tax provision and our interim estimate of our annual effective tax rate are subject to significant volatility due to several factors, including foreign losses and capital gains and losses for which related deferred tax assets are offset by a valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Our income tax benefit was approximately $5.4 million and de minimis for the three months ended March 31, 2018 and 2017, respectively. Our estimated effective income tax rate was 20.3% and de minimis for the three months ended March 31, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to (i) a change in our state effective tax rate as a result of the Share Exchange, (ii) the increase in our valuation allowance associated with unrealized gains that are capital in nature, and (iii)

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 12, “Income Taxes” to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. The tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional and we have not made any adjustments to such provisional amounts in the quarter ended March 31, 2018. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

Note 14.    Stock-Based Compensation

We maintain stock incentive plans to attract and retain officers, directors and employees. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 5,150 shares and 3,250 shares of our Class A common stock during the three months ended March 31, 2018 and 2017, respectively.

Total non-cash, stock-based compensation expense for all of our employees is shown in the following table for the three months ended March 31, 2018 and 2017 and was assigned to the same expense categories as the base compensation for such employees:

	For the three months ended March 31,
	2018	2017
	(In thousands)
Research and development expenses	$191	$231
Selling, general and administrative expenses	2,574	2,262
Total stock-based compensation	$2,765	$2,493

As of March 31, 2018, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $17.7 million.

Note 15.    Commitments and Contingencies

Commitments

As of March 31, 2018, our satellite-related obligations were approximately $858.7 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may have in the future patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Separation Agreement and Share Exchange

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

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending trials, appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). Except as described below, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. We cannot predict with certainty the outcome of the appeal. As of March 31, 2018, we have recorded an accrual of approximately $2.8 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Realtime is no longer asserting the 992 patent against us. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the USPTO challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. The USPTO is still reviewing the 530 patent; however, two of the four claims from that patent asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” In response to petitions filed by third parties, the USPTO has instituted proceedings regarding the validity of all but one asserted claim of the 867 patent, all but one asserted claim of the 728 patent, and all asserted claims of the 204 patent.  Additional third party petitions challenging the validity of all claims asserted in the 204 and 728 patents are awaiting institution decisions. On February 13, 2018 we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 and 204 patents, as well as the one asserted claim of the 728 patent for which the USPTO has not yet instituted a proceeding. These petitions are also awaiting institution decisions at the USPTO. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of business. As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company may be subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government. Some states have adopted similar state whistleblower and false claims provisions. In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

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

The Company also indemnifies its directors, officers and employees for certain liabilities that might arise from the performance of their responsibilities for the Company. Additionally, in the normal course of its business, the Company enters into contracts pursuant to which the Company may make a variety of representations and warranties and indemnify the counterparty for certain losses. The Company’s possible exposure under these arrangements cannot be reasonably estimated as this involves the resolution of claims made, or future claims that may be made, against the Company or its officers, directors or employees, the outcomes of which are unknown and not currently predictable or estimable.

Note 16.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the “Corporate and Other” column in the tables below or in the reconciliation of EBITDA below.

Transactions between segments were not significant for the three months ended March 31, 2018 or 2017. Eliminations of intersegment transactions are included in the “Corporate and Other” column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
External revenue	$400,459	$96,223	$5,110	$501,792
Intersegment revenue	$359	$530	$(889)	$—
Total revenue	$400,818	$96,753	$4,221	$501,792
EBITDA	$136,713	$84,150	$(55,147)	$165,716
Capital expenditures (1)	$87,291	$(77,038)	$40,729	$50,982

For the three months ended March 31, 2017
External revenue	$328,610	$100,151	$4,390	$433,151
Intersegment revenue	$710	$175	$(885)	$—
Total revenue	$329,320	$100,326	$3,505	$433,151
EBITDA	$100,852	$83,063	$(601)	$183,314
Capital expenditures (1)	$65,667	$8,508	$15,775	$89,950

(1)
Capital expenditures are net of refunds and other receipts related to capital expenditures and exclude capital expenditures from discontinued operations of $12.5 million for the three months ended March 31, 2017.

The following table reconciles total consolidated EBITDA to reported “Income (loss) from continuing operations before income taxes” in our accompanying condensed consolidated statements of operations:

	For the three months ended March 31,
	2018	2017
	(In thousands)
EBITDA	$165,716	$183,314
Interest income and expense, net	(47,116)	(37,105)
Depreciation and amortization	(145,554)	(115,083)
Net income (loss) attributable to noncontrolling interests	380	(363)
Income (loss) from continuing operations before income taxes	$(26,574)	$30,763

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of products and services.

Geographic Information

The following table disaggregates revenue from contracts with customers attributed to North America and other foreign locations as well as by segment, based on the location where the goods or services are provided.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
North America:
U.S.	$320,438	$90,741	$4,396	415,575
Canada and Mexico	15,582	5,837	—	21,419
All other (1)	64,798	175	(175)	64,798
Total revenue	$400,818	$96,753	$4,221	$501,792

(1)	All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America, and the Middle East.

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
Equipment	$42,947	$—	$—	$42,947
Services	297,785	7,403	1,475	306,663
Design, development and construction services	16,176	—	—	16,176
Revenue from sales and services	356,908	7,403	1,475	365,786
Leasing income	43,910	89,350	2,746	136,006
Total revenue	$400,818	$96,753	$4,221	$501,792

Note 17.    Related Party Transactions

DISH Network

Following the Spin-off, EchoStar Corporation and DISH have operated as separate publicly-traded companies. However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, we and DISH Network entered into certain agreements pursuant to which we obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses. We also may enter into additional agreements with DISH Network in the future. Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Form 10-K), which varies depending on the nature of the products and services provided.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

Services and other revenue — DISH Network

Satellite Capacity Leased to DISH Network. Since the Spin-off, we have entered into certain agreements to lease satellite capacity pursuant to which we provide satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements. The terms of each service arrangement is set forth below:

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below in “Other agreements - DISH Network,” in March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each agreement to lease satellite capacity generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In December 2016, DISH Network renewed the agreement to lease satellite capacity relative to the EchoStar VII satellite for one year to June 2018. DISH Network has not renewed the agreement relative to the EchoStar VII satellite past such date.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leases satellite capacity from us on the EchoStar XII satellite. The term of the agreement to lease satellite capacity expired at the end of September 2017.

EchoStar XVI. In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five years to January 2023. DISH Network has the option to renew for an additional five year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

Nimiq 5 Agreement. In September 2009, we entered into a fifteen-year agreement with Telesat Canada (“Telesat”) to lease satellite capacity from Telesat on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we also entered into an agreement with DISH Network, pursuant to which DISH Network leases satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”).

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite,

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

QuetzSat-1 Agreement. In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement to lease satellite capacity with DISH Network, pursuant to which DISH Network leases satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we lease certain satellite capacity from DISH Network on five DBS transponders on the QuetzSat-1 satellite. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through the remainder of the service term. Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

103 Degree Orbital Location/SES-3. In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”). In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Spectrum Development Agreement and we exercised our right to terminate the 103 Spectrum Development Agreement.

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year agreement with Ciel pursuant to which we leased certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree west longitude orbital location (the “Ciel 103 Agreement”). In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leased certain satellite capacity from us on the SES-3 satellite (the “DISH 103 Agreement”). Under the terms of the DISH 103 Agreement, DISH Network made certain monthly payments to us through the service term. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Agreement and we exercised our right to terminate the Ciel 103 Agreement.

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network for a period ending in December 2016 (the “TT&C Agreement”). In November 2016, we and DISH Network amended the TT&C Agreement to extend the term for one year through December 2017. In December 2017, we and DISH Network amended the TT&C Agreement to extend the term for one month through January 2018. In February 2018, we and DISH Network amended the TT&C Agreement to, among other things, extend the term through February 2023. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

In connection with the Satellite and Tracking Stock Transaction, described below in “Other agreements - DISH Network,” in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

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

Meridian Lease Agreement. The lease for all of 9601 S. Meridian Blvd., Englewood, Colorado was for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. In December 2017, we and DISH Network further amended this lease to, among other things, extend the term for one year through December 2018. After December 2018, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

Santa Fe Lease Agreement. The lease for all of 5701 S. Santa Fe Dr., Littleton, Colorado was for a period ending in December 2016. Effective December 2016, we and DISH Network amended this lease to, among other things, extend the term for one year through December 2017. In December 2017, we and DISH Network further amended this lease to, among other things, extend the term for one year through December 2018. After December 2018, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

Atlanta Sublease Agreement. The sublease for certain space at 211 Perimeter Center, Atlanta, Georgia terminated in October 2016.

Cheyenne Lease Agreement. Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property we retained for a period ending in December 2031. After December 2018, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. (the “Hughes Acquisition”) on June 8, 2011, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

Hughes Broadband Distribution Agreement. Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

service (the “Hughes service”). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who remained employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

American Fork Occupancy License Agreement. In connection with the Share Exchange, effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We have exercised our option to renew this sublease for a five-year period ending in August 2022.

Employee Matters Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Employee Matters Agreement that addressed the transfer of employees from EchoStar to DISH Network, including certain benefit and compensation matters and the allocation of responsibility for employee related liabilities relating to current and past employees of the transferred businesses. DISH Network assumed employee-related liabilities relating to the transferred businesses as part of the Share Exchange, except that we are responsible for certain existing employee related litigation as well as certain pre-Share Exchange compensation and benefits for employees transferring to DISH Network in connection with the Share Exchange.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. We generally may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Other agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries pursuant to which, on February 28, 2017, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

all of our EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing. See Notes 1 and 4 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services, and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC make certain payments to each other relating to sales, upgrades, purchases and installation services. The MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. We incurred sales incentives and other costs under the MSA totaling $8.7 million and zero for the three months ended March 31, 2018 and 2017, respectively.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns. Prior to the agreement with DISH Network in 2013, the federal tax benefits were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement with DISH Network in 2013 requires DISH Network to pay us the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit. We recorded a noncurrent receivable from DISH Network in “Other receivables — DISH Network” and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013. In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).

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

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH and certain of its subsidiaries, in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Orange, NJ. In October 2016, we and DISH Network sold two parcels of real estate owned separately by us and DISH Network in Orange, NJ to a third party pursuant to a purchase and sale agreement. Pursuant to the agreement, we and DISH Network separately received our respective payments from the buyer.

Invidi. In November 2010 and April 2011, we made investments in Invidi in exchange for shares of Invidi’s Series D Preferred Stock. In November 2016, DIRECTV, LLC, a wholly owned indirect subsidiary of AT&T Inc., DISH Network and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi. As a result of the transaction, we sold our ownership interest in Invidi on the same terms offered to the other shareholders of Invidi. The transaction closed in January 2017.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.6%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Dish Mexico

We own 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico. We provide certain satellite services to Dish Mexico and prior to the Share Exchange we also provided certain broadcast services and sold hardware such as digital set-top boxes and related equipment to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico in continuing operations of approximately $5.8 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had trade accounts receivable from Dish Mexico of approximately $6.6 million and $7.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $1.0 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero for the three months ended March 31, 2017.

Global IP

In May 2017, one of our subsidiaries entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. We recognized revenue of approximately $0.4 million and zero from Global IP under this agreement for the three months ended March 31, 2018 and 2017, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Discontinued Operations

See “Discontinued Operations” in Note 19 in the notes to consolidated financial statements in Item 15 of our Form 10-K for the year ended December 31, 2017 for a description of agreements or investments that were terminated or transferred to DISH Network as part of the Share Exchange. We have no further obligations, have earned no additional revenue and incurred no additional expense, as applicable, under such agreements and investments after February 2017. Historical transactions under such agreements and investments are reported in “Net income from discontinued operations” in our accompanying condensed consolidated statements of operations (see Note 4).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K) for the year ended December 31, 2017.  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers.

Prior to March 2017, we operated in three primary business segments: Hughes, EchoStar Technologies and EchoStar Satellite Services (“ESS”). On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, we received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by our subsidiary Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Our former EchoStar Technologies businesses designed, developed, distributed secure end-to-end video technology solutions (including digital set-top boxes and related products and technology), primarily for satellite television (“TV”) service providers and telecommunication companies, and provided digital broadcast operations (including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, we no longer operate the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. See Note 4 in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q for further discussion of our discontinued operations.

We primarily operate in two business segments, which are differentiated primarily by their operational focus: Hughes and ESS. These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in “Corporate and Other” in our segment reporting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

2018 First Quarter Consolidated Results of Operations

•	Revenue of $501.8 million

•	Operating income of $58.0 million

•	Net loss from continuing operations of $21.2 million

•	Net loss attributable to EchoStar common stock of $21.6 million and basic losses per share of common stock of $0.22

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $165.7 million (see reconciliation of this non-GAAP measure on page 50)

Consolidated Financial Condition as of March 31, 2018

•	Total assets of $8.76 billion

•	Total liabilities of $4.56 billion

•	Total stockholders’ equity of $4.20 billion

•	Cash, cash equivalents and current marketable investment securities of $3.30 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband internet services to home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to consumers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. The growth of our enterprise businesses, including aeronautical, relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth.

The Hughes segment currently uses capacity from our three satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. In December 2016, we launched our EchoStar XIX satellite, a high throughput geostationary satellite employing a multi-spot beam, bent pipe Ka-band architecture. The EchoStar XIX satellite provides capacity for: (i) consumer subscriber growth; (ii) the Hughes broadband services to our customers in North America; (iii) certain Central and South American countries; and (iv) aeronautical and enterprise broadband services. While new satellite launches are expected to provide additional capacity for subscriber growth, we also manage subscriber growth across our existing satellite platform.

In August 2017, we entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted us authorization to construct, deploy, and operate the EchoStar XXIV satellite to provide fixed satellite services throughout North, South, and Central America. Capital expenditures associated with the construction and launch of this satellite are included in “Corporate and Other” in our segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”). Pursuant to the MSA, DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

satellite internet service (“Hughes service”) and related equipment and other telecommunication services, and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA, we have not earned and do not expect to earn significant equipment revenue from our distribution agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, in the future. We expect churn in the existing wholesale subscribers to continue to reduce “Services and other revenue – DISH Network” in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. The investment is reflected in “Corporate and Other.” In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and delivered an initial operational gateway in the first quarter of 2018. We expect to deliver additional equipment to OneWeb in the second half of 2018 and thereafter.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite, which was launched in March 2016. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location. We expect the satellite to be launched in the second quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. During the third quarter of 2017, we began to provide consumer satellite broadband service in Colombia and we expect to launch similar services in various other Central and South American countries in 2018.

As of March 31, 2018 and December 31, 2017, our Hughes segment had approximately 1,267,000 and 1,208,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our gross subscriber additions for the first quarter of 2018 decreased by approximately 6,700 compared to the fourth quarter of 2017. Our average monthly subscriber churn percentage for the first quarter of 2018 decreased compared to the fourth quarter of 2017.  The total net subscriber additions were approximately 59,000 for the quarter ended March 31, 2018 compared to approximately 68,000 for the quarter ended December 31, 2017. The decrease in the net subscriber additions was primarily due to lower gross subscriber additions during the first quarter of 2018 compared to the fourth quarter of 2017.

As of March 31, 2018 and December 31, 2017, our Hughes segment had approximately $1.59 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite service operations and video delivery services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue growth in our ESS segment depends largely on our ability to continuously make satellite capacity available for sale. We provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

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

In August 2014, we entered into: (i) a contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-, Ku- and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we transferred the title to the payloads to two affiliates of SES. We retained the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and placed into service in November 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite replaced and augments the capacity we had on the AMC-15 satellite, resulting in additional sales capacity. We transferred activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017 and our agreement for satellite services on certain transponders on the AMC-15 satellite terminated according to its terms in December 2017.

We are pursuing expanding our business offerings by providing value added services such as telemetry, tracking, and control (“TT&C”) services to third parties, which leverage the ground monitoring networks and personnel currently within our ESS segment.

As of March 31, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog, including lease revenue attributable to satellites currently in orbit of approximately $1.07 billion and $1.16 billion, respectively.

New Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons, and High Altitude Platform Systems are playing significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

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

Cybersecurity

As a global provider of satellite technologies and services, internet services and communications equipment and networks, we may be prone to more targeted and persistent levels of cyber-attacks than other businesses. These risks may be more prevalent as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Detecting, deterring, preventing and mitigating incidents caused by hackers and other parties may result in significant costs to us and may expose our customers to financial or other harm, potentially significantly increasing our liability.

We treat cybersecurity risk seriously and are focused on maintaining the security of our and our partners’ systems, networks, technologies and data. We regularly review and revise our relevant policies and procedures, invest in and maintain internal resources, personnel and systems and review, modify and supplement our defenses through the use of various services, programs and outside vendors. We also maintain agreements with third party vendors and experts to assist in our remediation and mitigation efforts if we experience or identify a material incident or threat. In addition, senior management and the Audit Committee of our Board of Directors are regularly briefed on cybersecurity matters.

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$103,805	$114,955	$(11,150)	(9.7)
Services and other revenue - other	355,040	269,791	85,249	31.6
Equipment revenue	42,947	48,405	(5,458)	(11.3)
Total revenue	501,792	433,151	68,641	15.8
Costs and expenses:
Cost of sales - services and other	143,793	131,783	12,010	9.1
% of total services and other revenue	31.3%	34.3%
Cost of sales - equipment	44,023	43,938	85	0.2
% of total equipment revenue	102.5%	90.8%
Selling, general and administrative expenses	103,275	82,991	20,284	24.4
% of total revenue	20.6%	19.2%
Research and development expenses	7,137	7,705	(568)	(7.4)
% of total revenue	1.4%	1.8%
Depreciation and amortization	145,554	115,083	30,471	26.5
Total costs and expenses	443,782	381,500	62,282	16.3
Operating income	58,010	51,651	6,359	12.3

Other income (expense):
Interest income	15,635	8,291	7,344	88.6
Interest expense, net of amounts capitalized	(62,751)	(45,396)	(17,355)	38.2
Gains (losses) and impairment on investments, net	(36,663)	8,737	(45,400)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(1,009)	6,408	(7,417)	*
Other, net	204	1,072	(868)	(81.0)
Total other expense, net	(84,584)	(20,888)	(63,696)	*
Income (loss) from continuing operations before income taxes	(26,574)	30,763	(57,337)	*
Income tax benefit, net	5,403	12	5,391	*
Net income (loss) from continuing operations	(21,171)	30,775	(51,946)	*
Net income from discontinued operations	—	6,577	(6,577)	(100.0)
Net income (loss)	(21,171)	37,352	(58,523)	*
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	—	(655)	655	(100.0)
Less: Net income attributable to other noncontrolling interests	380	292	88	30.1
Net income (loss) attributable to EchoStar Corporation	$(21,551)	$37,715	$(59,266)	*

Other data:
EBITDA (2)	$165,716	$183,314	$(17,598)	(9.6)
Subscribers, end of period	1,267,000	1,043,000	224,000	21.5
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 56 and 57 under the heading “Explanation of Key Metrics and Other Items.”

(2)	A reconciliation of EBITDA to “Net income,” the most directly comparable generally accepted accounting principles (“GAAP”) measure in the accompanying financial statements, is included on page 50.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  “Services and other revenue - DISH Network” totaled $103.8 million for the three months ended March 31, 2018, a decrease of $11.2 million or 9.7%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the three months ended March 31, 2018 decreased by $8.7 million, or 37.1%, to $14.7 million compared to the same period in 2017.  The decrease was primarily attributable to a decrease in wholesale consumer broadband subscribers.

Services and other revenue - DISH Network from our ESS segment for the three months ended March 31, 2018 decreased by $3.2 million, or 3.7%, to $84.0 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $2.7 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $1.2 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Services and other revenue - other.  “Services and other revenue - other” totaled $355.0 million for the three months ended March 31, 2018, an increase of $85.2 million or 31.6%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2018 increased by $85.5 million, or 33.2%, to $343.2 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services of $68.3 million to our consumer customers and $15.5 million to our enterprise customers.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2018 decreased by $0.4 million, or 2.8%, to $12.8 million compared to the same period in 2017.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  “Equipment revenue” totaled $42.9 million for the three months ended March 31, 2018, a decrease of $5.5 million or 11.3%, compared to the same period in 2017 primarily from our Hughes segment.  The decrease was mainly due to a decrease of $5.0 million in hardware sales to our enterprise customers.

Cost of sales - services and other.  “Cost of sales - services and other” totaled $143.8 million for the three months ended March 31, 2018, an increase of $12.0 million or 9.1%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the three months ended March 31, 2018 increased by $16.1 million, or 14.0%, to $131.1 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended March 31, 2018 decreased by $4.8 million, or 30.2%, to $11.1 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $103.3 million for the three months ended March 31, 2018, an increase of $20.3 million or 24.4%, compared to the same period in 2017.  The increase was primarily due to higher marketing and promotional costs from our Hughes segment of $19.6 million mainly associated with our consumer business.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $145.6 million for the three months ended March 31, 2018, an increase of $30.5 million or 26.5%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of (i) $17.2 million relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively, (ii) $12.9 million relating to our customer rental equipment, and (iii) $3.8 million relating to machinery and equipment. The increase in depreciation expense was partially offset by a decrease of $4.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment and Corporate and Other.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest income.  “Interest income” totaled $15.6 million for the three months ended March 31, 2018, an increase of $7.3 million or 88.6%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $62.8 million for the three months ended March 31, 2018, an increase of $17.4 million or 38.2%, compared to the same period in 2017.  The increase was primarily due to a decrease of $17.7 million in capitalized interest relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively.

Gains (losses) and impairment on investments, net.  “Gains (losses) and impairment on investments, net” totaled $36.7 million in losses for the three months ended March 31, 2018 compared to $8.7 million in gains for the three months ended March 31, 2017, for a change of $45.4 million. For the three months ended March 31, 2018, substantially all of the net loss was attributable to unrealized losses on certain marketable equity securities. For the three months ended March 31, 2017, the net gain included gains of $8.9 million from the sale of our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network and $2.8 million from the sales of certain available-for-sale securities and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities.

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings of unconsolidated affiliates, net” totaled $1.0 million in losses for the three months ended March 31, 2018 compared to $6.4 million in earnings for three months ended March 31, 2017. The change of $7.4 million was primarily related to a decrease in earnings from our investment in Dish Mexico.

Other, net.  “Other, net” totaled $0.2 million in income for the three months ended March 31, 2018, a decrease of $0.9 million or 81.0%, compared to the same period in 2017. The decrease was primarily related to an unfavorable foreign exchange impact in the first quarter of 2018 compared to the same period in 2017.

Income tax benefit, net.  Income tax benefit was $5.4 million for the three months ended March 31, 2018, an increase of $5.4 million, compared to the same period in 2017. Our effective income tax rate was 20.3% and de minimis for the three months ended March 31, 2018 and 2017, respectively, and we expect our effective income tax rate to be approximately 18% for the year ending December 31, 2018. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to research and experimentation credits, partially offset by the impact of state and local taxes, the increase in our valuation allowance associated with unrealized losses that are capital in nature, and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to (i) a change in our state effective tax rate as a result of the Share Exchange, (ii) the increase in our valuation allowance associated with unrealized gains that are capital in nature, and (iii) change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

Net income (loss) attributable to EchoStar Corporation.  “Net income (loss) attributable to EchoStar Corporation” totaled $21.6 million in losses for the three months ended March 31, 2018 compared to $37.7 million in income for three months ended March 31, 2017. The decrease of $59.3 million was primarily due to (i) a decrease of $45.4 million in gains on investments, net of losses and impairment, (ii) an increase in interest expense of $17.4 million, (iii) a decrease of $7.4 million in equity in earnings of unconsolidated affiliates, net, (iv) a decrease of $6.6 million in income from discontinued operations in 2017, and (v) an increase in other income of $0.9 million. The decreases were partially offset by (i) an increase of $7.3 million in interest income, (ii) an increase in operating income, including depreciation and amortization, of $6.4 million, and (iii) an increase in income tax benefits of $5.4 million.

EBITDA.  EBITDA was $165.7 million for the three months ended March 31, 2018, a decrease of $17.6 million or 9.6%, compared to the same period in 2017.  The decrease was primarily due to decreases of (i) $45.4 million in gains on investments, net of losses and impairment and (ii) $7.4 million in equity in earnings of unconsolidated affiliates, net. The decrease was partially offset by an increase in operating income, excluding depreciation and amortization, of $36.8 million. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income (loss)	$(21,171)	$37,352	$(58,523)	*

Interest income and expense, net	47,116	37,105	10,011	27.0
Income tax benefit, net	(5,403)	(12)	(5,391)	*
Depreciation and amortization	145,554	115,083	30,471	26.5
Net income from discontinued operations	—	(6,577)	6,577	(100.0)
Net income (loss) attributable to noncontrolling interests	(380)	363	(743)	*
EBITDA	$165,716	$183,314	$(17,598)	(9.6)
*    Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
Total revenue	$400,818	$96,753	$4,221	$501,792
Capital expenditures (1)	$87,291	$(77,038)	$40,729	$50,982
EBITDA	$136,713	$84,150	$(55,147)	$165,716

For the three months ended March 31, 2017
Total revenue	$329,320	$100,326	$3,505	$433,151
Capital expenditures (1)	$65,667	$8,508	$15,775	$89,950
EBITDA	$100,852	$83,063	$(601)	$183,314

(1)
Capital expenditures are net of refunds and other receipts related to capital expenditures and exclude capital expenditures from discontinued operations of $12.5 million for the three months ended March 31, 2017.

Hughes Segment

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$400,818	$329,320	$71,498	21.7
Capital expenditures	$87,291	$65,667	$21,624	32.9
EBITDA	$136,713	$100,852	$35,861	35.6

Revenue

Hughes segment total revenue for the three months ended March 31, 2018 increased by $71.5 million, or 21.7%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services of: (i) $68.3 million to our consumer customers and (ii) $15.5 million to our enterprise customers. The increase was partially offset by a decrease of: (i) $8.7 million in sales of broadband services to DISH Network and (ii) $5.0 million in sales of broadband equipment to our enterprise customers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2018 increased by $21.6 million, or 32.9%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $32.0 million and our enterprise business of $4.3 million. The increases were partially offset by a decrease of $15.2 million in capital expenditures associated with our EUTELSAT 65W, Telesat T19V, EchoStar XIX, and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2018 was $136.7 million, an increase of $35.9 million, or 35.6%, compared to the same period in 2017.  The increase was primarily due to an increase of $55.4 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by higher marketing and promotional costs of $19.6 million mainly associated with our consumer business and an unfavorable foreign exchange impact of $1.3 million in the first quarter of 2018 compared to the same period in 2017.

ESS Segment

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$96,753	$100,326	$(3,573)	(3.6)
Capital expenditures (1)	$(77,038)	$8,508	$(85,546)	*
EBITDA	$84,150	$83,063	$1,087	1.3
*    Percentage is not meaningful.

(1)	Capital expenditures are net of refunds and other receipts related to capital expenditures.

Revenue

ESS segment total revenue for the three months ended March 31, 2018 decreased by $3.6 million, or 3.6%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $2.7 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $1.2 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Capital Expenditures

ESS segment capital expenditures for the three months ended March 31, 2018 decreased by $85.5 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended March 31, 2018 was $84.2 million, an increase of $1.1 million, or 1.3%, compared to the same period in 2017.  The increase was primarily due to a decrease in satellite services costs of $4.8 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017. The increase in EBITDA was partially offset by the decrease in ESS segment total revenue of $3.6 million in the first quarter of 2018 compared to the same period in 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Corporate and Other

Corporate and Other is comprised of various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities and gains or losses from certain of our investments. This also includes all intercompany eliminations.

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$4,221	$3,505	$716	20.4
Capital expenditures (1)	$40,729	$15,775	$24,954	*
EBITDA	$(55,147)	$(601)	$(54,546)	*
*    Percentage is not meaningful.

(1)	Capital expenditures exclude capital expenditures from discontinued operations of $12.5 million for the three months ended March 31, 2017.

Capital Expenditures

For the three months ended March 31, 2018, Corporate and Other capital expenditures increased by $25.0 million compared to the same period in 2017, primarily related to increases of $35.5 million in satellite expenditures on the EchoStar XXIV and EchoStar XXI satellites, partially offset by decreases of $10.2 million in satellite expenditures on the EchoStar XIX and EchoStar XXIII satellites.  The EchoStar XIX, EchoStar XXIII, and EchoStar XXI satellites were placed into service in 2017 and the EchoStar XIX was contributed to the Hughes segment in the first quarter of 2017. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, South and Central American countries.

EBITDA

For the three months ended March 31, 2018, Corporate and Other EBITDA was a loss of $55.1 million, a decrease of $54.5 million, compared to the same period in 2017. The decrease is largely attributable to a $45.4 million unfavorable change in “Gains (losses) and impairment on investments, net,” as discussed above. The decrease in EBITDA also reflects a decrease of $7.4 million in “Equity in earnings (losses) of unconsolidated affiliates, net,” in the first quarter of 2018 compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our marketable investment securities.

As of March 31, 2018, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $3.30 billion compared to $3.25 billion as of December 31, 2017, an increase of $54.7 million.

As of March 31, 2018 and December 31, 2017, we held $1.06 billion and $814.2 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the three months ended March 31, 2018.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the three months ended March 31, 2018, we reported net cash inflows from operating activities of $135.3 million, a decrease of $6.1 million, compared to the same period in 2017. The decrease in cash inflows was primarily attributable to a decrease of $7.4 million resulting from changes in operating assets and liabilities related to timing differences, partially offset by higher net income of $1.4 million adjusted to exclude: (i) “Depreciation and amortization;” (ii) “Amortization of debt issuance

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

costs,” (iii) “Equity in (earnings) losses of unconsolidated affiliates, net;” (iv) “Loss (gain) and impairment on investments, net;” (v) “Stock-based compensation;” (vi) “Deferred tax (benefit) provision;” (vii) “Other, net;” and (viii) “Dividend received from unconsolidated entity.”

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions, and strategic investments. For the three months ended March 31, 2018, we reported net cash outflows from investing activities of $322.1 million compared to a net cash inflows of $68.5 million for the three months ended March 31, 2017. The decrease of net cash inflows of $390.6 million was primarily related to an increase of $428.0 million in purchases of marketable investment securities, net of sales and maturities, an increase of $36.3 million in capital expenditure relating to our consumer and enterprise businesses in the Hughes segment in 2018, and cash proceeds of $17.8 million from the sale of our investment in Invidi to an entity owned in part by DISH Network in the first quarter of 2017. The decrease was partially offset by a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite in the first quarter of 2018, a $12.5 million in expenditures for property and equipment of our discontinued operations in 2017 and a decrease of $3.7 million in expenditures for externally marketed software.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the three months ended March 31, 2018, we reported net cash outflows from financing activities of $4.8 million compared to a net cash inflows of $17.9 million for the three months ended March 31, 2017. The decrease in cash inflows of $22.6 million was primarily due to an increase of $22.8 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans in 2017.

Obligations and Future Capital Requirements

Contractual Obligations

As of March 31, 2018, our satellite-related obligations were approximately $858.7 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

Other than the transactions described below, we generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

As of March 31, 2018, we had $31.6 million of letters of credit and insurance bonds. Of this amount, $9.8 million was secured by restricted cash, $0.8 million was related to insurance bonds, and $21.0 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

As of March 31, 2018, we had foreign currency forward contracts with a notional value of $4.9 million in place to partially mitigate foreign currency exchange risk. From time to time, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XXI and EchoStar XXIII satellites. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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

We have a significant amount of outstanding indebtedness. As of March 31, 2018, our total indebtedness was $3.63 billion, of which $260.3 million related to capital lease obligations. See our most recent Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements and the design and construction of our new EchoStar XXIV satellite. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2018. During the three months ended March 31, 2018 and 2017, we did not repurchase any common stock under this program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q.  We base our estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Revenue Recognition

Our Hughes segment enters into contracts to design, develop, and deliver telecommunication networks to customers in our enterprise and mobile satellite systems markets.  Those contracts require significant effort to develop and construct the network over an extended time period.  Revenue from such contracts is recognized over time using an appropriate method to measure progress toward completion.  Depending on the nature of the arrangement, we measure progress toward completion using the cost-to-cost input method or the units-of-delivery output method.  Under the cost-to-cost method, revenue reflects the ratio of costs incurred to estimated total costs at completion.  Under the units-of-delivery method, revenue and related costs are recognized as products are delivered based on the expected profit for the entire agreement.  Profit margins on long-term contracts are based on estimates of total revenue and costs at completion.  We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.  Changes in our periodic estimates for these contracts could result in significant adjustments to our revenue or costs, which could be material to our consolidated results of operations.

Marketable Securities and Other Investments

We hold investments in debt and equity securities of various companies, including marketable investments in publicly traded securities and non-marketable investments in securities of privately held companies.  Our marketable investment securities are reported at fair value on a recurring basis.  The estimated fair values of our marketable investment securities generally are determined by reference to quoted prices for identical securities or based primarily on other observable market inputs.  Our investments in non-marketable securities typically are strategic investments in privately held companies and may be highly speculative.  We account for such investments using the equity method when we exercise significant influence over the investee. We have elected to account for other non-marketable investments at cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer.

All of our investments are subject to quarterly evaluations to determine whether an impairment loss is required to be recognized in determining net income.  For our marketable debt securities classified as available for sale, we evaluate whether unrealized losses included in other comprehensive income or loss are other than temporary, in which case we record an impairment loss in our statement of operations. Our impairment evaluation considers factors such as the length of time the security has been in a continuous unrealized loss position, the magnitude of the unrealized loss, current market conditions, company-specific information, and whether we have the intent and ability to hold the investment to maturity or recovery.  Generally, our investments in non-marketable investments do not have a readily determinable fair value and it is not practicable to estimate fair value of such investments on a recurring basis.  Our impairment evaluation for such investments considers whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as recent company financial statements, business plans and current economic conditions for factors that may indicate an impairment of our investments.  When we determine that such an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize an impairment loss in earnings.  In these circumstances, our fair value estimates may reflect significant unobservable inputs.

Our periodic investment impairment evaluations require us to make significant estimates, judgments and assumptions about uncertain future events.  In some cases, there may be limited or no observable market data to support significant assumptions in our estimates.  As a result of weakening economic conditions, or other future events and changes in circumstances affecting our investments, we may subsequently determine that an investment is impaired or that an impairment of an available-for-sale debt security is other than temporary.  Such events and changes in circumstances could result in our recognition of material investment impairment losses in the future.

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. “Services and other revenue - DISH Network” primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network. “Services and other revenue - DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue - other. “Services and other revenue - other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. “Services and other revenue - other” also includes revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue. “Equipment revenue” primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets and sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales - services and other. “Cost of sales - services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. “Cost of sales - services and other” also includes the costs associated with satellite and transponder leases and services, TT&C, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Cost of sales - equipment. “Cost of sales - equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network. “Cost of sales - equipment” also includes certain other costs associated with the deployment of equipment to our customers.

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

Gains (losses) and impairment on investments, net. “Gains (losses) and impairment on investments, net” primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities, and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Equity in earnings (losses) of unconsolidated affiliates, net. “Equity in earnings (losses) of unconsolidated affiliates, net” includes earnings or losses from our investments accounted for using the equity method.

Other, net. “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and other non-operating income or expense items that are not appropriately classified elsewhere in our accompanying condensed consolidated statements of operations.

Net income from discontinued operations. “Net income from discontinued operations” represents net income of the EchoStar Technologies businesses and certain other assets transferred to DISH Network pursuant to the Share Exchange.

EBITDA. EBITDA is defined as “Net income (loss)” excluding “Interest income and expense, net,” “Income tax provision (benefit), net,” “Depreciation and amortization,” “Net income (loss) from discontinued operations,” and “Net income (loss) attributable to noncontrolling interests.” EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to “Net income (loss)” in our discussion of “Results of Operations” above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of March 31, 2018, our cash, cash equivalents and current marketable investment securities had a fair value of $3.30 billion. Of this amount, a total of $3.18 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.18 billion as of March 31, 2018, a hypothetical 10% change in average interest rates during 2018 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the three months ended March 31, 2018 of 1.9%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2018 would have resulted in a decrease of approximately $5.9 million in annual interest income.

Strategic Marketable Investment Securities

As of March 31, 2018, we held current strategic investments in the publicly traded common stock of several companies with a fair value of $125.2 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would have resulted in a decrease of approximately $12.5 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of March 31, 2018, we had investments with an aggregate carrying amount of $173.6 million in equity securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and we may estimate fair value and adjust the carrying amount when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would have resulted in a decrease of approximately $17.4 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2018, we had $8.1 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $4.9 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of March 31, 2018. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would have been an estimated loss to the cumulative translation adjustment of $27.5 million as of March 31, 2018.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 15 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.    RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors. Except as provided below, for the three months ended March 31, 2018, there were no material changes in our risk factors as previously disclosure.

New tariffs and/or other developments with respect to trade policies, trade agreements, tariffs and government regulations could have a material adverse impact on our business, financial condition and results of operations.

We source certain of our products from manufacturers located outside of the United States, including China. Developments with respect to trade policies, trade agreements, tariffs and government regulations, including without limitation the imposition of new tariffs on imports by the U.S. government and/or retaliatory tariffs imposed on American products by foreign countries, could materially increase the cost of certain products that we source from foreign manufacturers, impact or limit the availability of such products from manufacturers and/or require us to change our manufacturers for such products, which could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to financial and reputational damage to our business by cybersecurity incidents.

We and third parties with whom we work face a constantly developing landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyber-attacks, including but not limited to the use of stolen access credentials, social engineering, malware, ransomware, phishing, insider threats, structured query language injection attacks and distributed denial-of-service attacks. Cybersecurity incidents such as these have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyber-attacks and compromises may increase as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•
remediation costs, such as liability for stolen assets or information, repairs of system damage, and/or incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

•	increased liability due to financial or other harm inflicted on our partners;

•	lost revenues resulting from attacks on our satellites or technology, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state, federal and international regulators; and

•	loss of reputation.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity incidents. If is it determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We regularly review and revise our internal cybersecurity policies and procedures, invest in and maintain an internal cybersecurity team and systems and software to detect, deter, prevent and/or mitigate cyber-attacks and review, modify and supplement our defenses through the use of various services, programs and outside vendors. It is impossible, however, for us to know when or if any particular cyber-attack may arise or the impact on our business and operations of any such incident. We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist any such attacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyber-attacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the three months ended March 31, 2018.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    MINE SAFETY DISCLOSURES

Not applicable

Item 5.    OTHER INFORMATION

On May 10, 2018, we issued a press release (the “Press Release”) announcing our financial results for the quarter ended March 31, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

Item 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 10, 2018 issued by EchoStar Corporation regarding financial results for the quarter ended March 31, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: May 10, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)