Form 10-Q
period 2018-06-30
EchoStar CORP
filed 2018-08-07
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of July 31, 2018, the registrant’s outstanding common stock consisted of 48,476,391 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

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

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays or failures of launches of our satellites and potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

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

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States (“U.S.”) dollar, economic instability and political disturbances.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	June 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,793,053	$2,431,456
Marketable investment securities, at fair value	1,640,776	814,161
Trade accounts receivable and contract assets, net (Note 3)	186,962	196,840
Trade accounts receivable - DISH Network, net	26,126	43,295
Inventory	81,388	83,595
Prepaids and deposits	58,911	54,533
Other current assets	15,889	91,671
Total current assets	3,803,105	3,715,551
Noncurrent assets:
Property and equipment, net	3,396,616	3,465,471
Regulatory authorizations, net	528,346	536,936
Goodwill	504,173	504,173
Other intangible assets, net of accumulated amortization of $309,690 and $302,345, respectively	51,593	58,955
Investments in unconsolidated entities	156,022	161,427
Other receivables - DISH Network	93,893	92,687
Other noncurrent assets, net	258,237	214,814
Total noncurrent assets	4,988,880	5,034,463
Total assets	$8,791,985	$8,750,014
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$100,235	$108,406
Trade accounts payable - DISH Network	1,393	4,753
Current portion of long-term debt and capital lease obligations	1,028,119	40,631
Contract liabilities	72,776	65,959
Accrued interest	45,857	47,616
Accrued compensation	42,612	47,756
Accrued taxes	15,719	16,122
Accrued expenses and other	68,195	82,647
Total current liabilities	1,374,906	413,890
Noncurrent liabilities:
Long-term debt and capital lease obligations, net	2,592,174	3,594,213
Deferred tax liabilities, net	456,401	436,023
Other noncurrent liabilities	124,252	128,503
Total noncurrent liabilities	3,172,827	4,158,739
Total liabilities	4,547,733	4,572,629
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding at each of June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 54,006,419 shares issued and 48,474,101 shares outstanding at June 30, 2018 and 53,663,859 shares issued and 48,131,541 shares outstanding at December 31, 2017	54	54
Class B convertible common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of June 30, 2018 and December 31, 2017	48	48
Class C convertible common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2018 and December 31, 2017	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	3,689,180	3,669,461
Accumulated other comprehensive loss	(154,011)	(130,154)
Accumulated earnings	792,278	721,316
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar Corporation stockholders’ equity	4,229,387	4,162,563
Other noncontrolling interests	14,865	14,822
Total stockholders’ equity	4,244,252	4,177,385
Total liabilities and stockholders’ equity	$8,791,985	$8,750,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue:
Services and other revenue - DISH Network	$100,171	$113,734	$203,976	$228,689
Services and other revenue - other	375,445	285,053	730,485	554,844
Equipment revenue	50,341	66,289	93,288	114,694
Total revenue	525,957	465,076	1,027,749	898,227

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	151,157	138,227	299,902	273,415
Cost of sales - equipment (exclusive of depreciation and amortization)	41,865	53,662	80,936	94,195
Selling, general and administrative expenses	103,074	89,826	206,349	172,817
Research and development expenses	6,647	7,437	13,784	15,142
Depreciation and amortization	148,449	130,034	294,003	245,117
Total costs and expenses	451,192	419,186	894,974	800,686
Operating income	74,765	45,890	132,775	97,541

Other income (expense):
Interest income	19,253	10,039	34,888	18,330
Interest expense, net of amounts capitalized	(61,534)	(55,456)	(124,285)	(100,852)
Gains (losses) on investments, net	65,396	1,837	28,733	10,574
Equity in earnings (losses) of unconsolidated affiliates, net	(2,058)	4,831	(3,067)	11,239
Other, net	(336)	2,453	(132)	3,525
Total other income (expense), net	20,721	(36,296)	(63,863)	(57,184)
Income from continuing operations before income taxes	95,486	9,594	68,912	40,357
Income tax provision, net	(17,802)	(3,003)	(12,399)	(2,991)
Net income from continuing operations	77,684	6,591	56,513	37,366
Net income from discontinued operations	—	531	—	7,108
Net income	77,684	7,122	56,513	44,474
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock (Note 1)	—	—	—	(655)
Less: Net income attributable to other noncontrolling interests	462	182	842	474
Net income attributable to EchoStar Corporation	77,222	6,940	55,671	44,655
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 1)	—	—	—	(1,209)
Net income attributable to EchoStar Corporation common stock	$77,222	$6,940	$55,671	$45,864

Earnings per share - Class A and B common stock:
Basic earnings from continuing operations per share	$0.80	$0.07	$0.58	$0.41
Total basic earnings per share	$0.80	$0.07	$0.58	$0.48
Diluted earnings from continuing operations per share	$0.80	$0.07	$0.57	$0.40
Total diluted earnings per share	$0.80	$0.07	$0.57	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income	$77,684	$7,122	$56,513	$44,474
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43,727)	(249)	(35,135)	23,789
Unrealized gains (losses) on available-for-sale securities and other	547	(5,626)	15	14,406
Amounts reclassified to net income:
Realized gains on available-for-sale securities in net income	(3)	(2)	(3)	(2,758)
Other-than-temporary impairment loss on available-for-sale securities in net income	—	—	—	3,298
Total other comprehensive income (loss), net of tax	(43,183)	(5,877)	(35,123)	38,735
Comprehensive income	34,501	1,245	21,390	83,209
Less: Comprehensive loss attributable to noncontrolling interest in HSS Tracking Stock	—	—	—	(655)
Less: Comprehensive income (loss) attributable to other noncontrolling interests	(123)	182	43	474
Comprehensive income attributable to EchoStar Corporation	$34,624	$1,063	$21,347	$83,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Cumulative effect of adoption of ASU No. 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Balance, January 1, 2017	100	6	3,828,677	(124,803)	328,755	(98,162)	73,910	12,830	4,021,313
Issuances of Class A common stock:
Exercise of stock options	1	—	32,949	—	—	—	—	—	32,950
Employee benefits	—	—	11,200	—	—	—	—	—	11,200
Employee Stock Purchase Plan	—	—	4,540	—	—	—	—	—	4,540
Stock-based compensation	—	—	3,908	—	—	—	—	—	3,908
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement (Note 1)	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(320)	—	—	—	—	—	(320)
Foreign currency translation adjustment	—	—	—	23,789	—	—	—	—	23,789
Unrealized gains (losses) on available-for-sale securities, net	—	—	—	14,921	—	—	—	—	14,921
Net income (loss)	—	—	—	—	44,655	—	(655)	474	44,474
Other	—	—	—	25	—	—	—	—	25
Balance, June 30, 2017	$101	$—	$3,654,139	$(86,068)	$373,410	$(98,162)	$—	$13,304	$3,856,724

Balance, December 31, 2017	$102	$—	$3,669,461	$(130,154)	$721,316	$(98,162)	$—	$14,822	$4,177,385
Cumulative effect of adoption of ASU No. 2014-09 and ASU No. 2016-01 as of January 1, 2018 (Note 2)	—	—	—	10,467	14,658	—	—	—	25,125
Balance, January 1, 2018	102	—	3,669,461	(119,687)	735,974	(98,162)	—	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	—	4,045	—	—	—	—	—	4,045
Employee benefits	—	—	7,605	—	—	—	—	—	7,605
Employee Stock Purchase Plan	—	—	4,886	—	—	—	—	—	4,886
Stock-based compensation	—	—	5,110	—	—	—	—	—	5,110
R&D tax credits utilized by DISH Network	—	—	(1,798)	—	—	—	—	—	(1,798)
Foreign currency translation adjustment	—	—	—	(34,336)	—	—	—	(799)	(35,135)
Unrealized gains (losses) on available-for-sale securities, net	—	—	—	253	—	—	—	—	253
Net income	—	—	—	—	55,671	—	—	842	56,513
Other	—	—	(129)	(241)	633	—	—	—	263
Balance, June 30, 2018	$102	$—	$3,689,180	$(154,011)	$792,278	$(98,162)	$—	$14,865	$4,244,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$56,513	$44,474
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	294,003	256,776
Equity in (earnings) losses of unconsolidated affiliates, net	3,067	(10,080)
Amortization of debt issuance costs	3,905	3,617
(Gains) losses and impairments on investments, net	(28,674)	(10,574)
Stock-based compensation	5,110	3,908
Deferred tax provision	10,231	673
Dividend received from unconsolidated entity	5,000	7,500
Proceeds from sale of trading securities	—	8,922
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(3,061)	4,496
Trade accounts receivable - DISH Network	17,262	184,077
Inventory	238	(24,330)
Other current assets	(5,430)	(6,193)
Trade accounts payable	2,364	(65,179)
Trade accounts payable - DISH Network	(3,360)	(3,061)
Accrued expenses and other	7,749	(2,505)
Changes in noncurrent assets and noncurrent liabilities, net	(17,200)	(11,763)
Other, net	5,822	2,121
Net cash flows from operating activities	353,539	382,879
Cash flows from investing activities:
Purchases of marketable investment securities	(1,632,930)	(46,533)
Sales and maturities of marketable investment securities	841,638	291,082
Expenditures for property and equipment	(248,098)	(230,530)
Refunds and other receipts related to property and equipment	77,524	—
Sale of investment in unconsolidated entity	—	17,781
Expenditures for externally marketed software	(15,000)	(17,119)
Net cash flows from investing activities	(976,866)	14,681
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(18,417)	(17,718)
Net proceeds from Class A common stock options exercised	4,064	31,992
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	4,886	4,540
Cash exchanged for Tracking Stock (Note 1)	—	(651)
Repayment of in-orbit incentive obligations	(3,272)	(3,194)
Other, net	(401)	482
Net cash flows from financing activities	(13,140)	15,451
Effect of exchange rates on cash and cash equivalents	(1,941)	967
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(638,408)	413,978
Cash and cash equivalents, including restricted amounts, beginning of period	2,432,249	2,571,866
Cash and cash equivalents, including restricted amounts, end of period	$1,793,841	$2,985,844

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$122,017	$96,463
Cash paid for income taxes	$2,574	$9,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

EchoStar Corporation and DISH Network Corporation (“DISH”) have operated as separate publicly-traded companies since DISH Network completed its distribution to us in 2008 of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain satellites, uplink and satellite transmission assets and real estate (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary. We are deemed to have a controlling financial interest in other entities when we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within stockholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests. Prior to consummation of the Share Exchange, noncontrolling interests consisted primarily of the HSS Tracking Stock owned by DISH Network as described in Notes 1 and 4. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period and certain information disclosed in the notes to our financial statements. Estimates are used in accounting for, among other things, (i) amortization periods for deferred contract acquisition costs, (ii) inputs used to recognize revenue over time, (iii) allowances for doubtful accounts, (iv) warranty obligations, (v) self-insurance obligations, (vi) deferred taxes and related valuation allowances, (vii) uncertain tax positions, (viii) loss contingencies, (ix) fair value of financial instruments, (x) fair value of stock-based compensation awards, (xi) fair value of assets and liabilities acquired in business combinations, (xii) lease classifications, (xiii) asset impairment testing and (xiv) useful lives and methods for depreciation and amortization of long-lived assets. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions thereto are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

•	Level 1 - Defined as observable inputs being quoted prices in active markets for identical assets;

•
Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•
Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements, as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 12) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Overview

We account for our sales and services revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018, using the modified retrospective approach to contracts not completed as of the adoption date. Topic 606 provides a five-step revenue recognition model that we apply to our customer contracts. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations and (v) recognize revenue when or as we satisfy our performance obligations.

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

Additionally, a significant portion of our revenue is derived from leases of property and equipment that is reported in Services and other revenue - other and Services and other revenue - DISH Network in our Condensed Consolidated Statements of Operations. Certain of our customer contracts contain embedded equipment leases, which we separate from non-lease components of the contract based on the relative standalone selling prices of the lease and non-lease components.

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in domestic and international markets. Our service contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESS

Our ESS segment provides satellite service operations through leasing arrangements and video delivery services on a full-time and occasional-use basis to DISH Network and Dish Mexico, as well as government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers. Our ESS segment also provides telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Other

Sales and Value Added Taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales at the time of shipment.

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past-due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful. Bad debt expense related to our trade accounts receivable and contract assets is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Contract Assets and Contract Liabilities

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in Trade accounts receivable and contract assets, net or Other noncurrent assets, net in our Condensed Consolidated Balance Sheets based on the expected timing of customer payment. Our contract assets include amounts that we referred to as Contracts in Process in prior periods. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Contract liabilities consist of advance payments and billings in excess of revenue recognized under customer contracts and is included in Contract liabilities or Other noncurrent liabilities in our Condensed Consolidated Balance Sheets based on the timing of when we expect to recognize revenue. Contract liabilities include amounts that we referred to as deferred revenue in prior periods. We recognize contract liabilities as revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria have been met.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Acquisition and Fulfillment Costs

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Cost of sales - services and other in our Condensed Consolidated Statements of Operations.

Research and Development

Costs incurred in research and development activities are generally expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in Property and equipment, net and capitalized costs of externally marketed software are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.

Marketable Investment Securities

Our marketable investment securities portfolio consists of investments in debt and equity instruments with readily determinable fair values.

Debt Securities

We classify all of our debt securities as available for sale based on our investment strategy for the securities. Generally, we recognize periodic changes in the difference between fair value and amortized cost in Unrealized gains (losses) on available-for-sale securities and other in our Condensed Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses upon sales of debt securities are reclassified from other comprehensive income (loss) and

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized on the trade date in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations. We use the first-in, first-out method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in Interest income in our Condensed Consolidated Statements of Operations. We could realize proceeds from certain investments prior to their contractual maturity if we actually sell these securities before such maturity.

We evaluate our available-for-sale debt securities portfolio periodically to determine whether declines in the fair value of these securities are other than temporary. Our evaluation considers, among other things, the length of time and the extent to which the fair value of such security has been lower than amortized cost, market and company-specific factors related to the security and our intent and ability to hold the investment to maturity or when it recovers its value. We generally consider a decline to be other than temporary when: (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before maturity or when it recovers its value, or (iii) we do not expect to recover the amortized cost of the security at maturity. Declines in the fair value of available-for-sale debt securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

Additionally, from time to time we make strategic investments in corporate debt securities. We may elect to account for these investments using the fair value option when it reduces accounting complexity. When we have made this election, we recognize periodic changes in fair value of these investments in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations. Interest income from these securities is reported in Interest income in our Condensed Consolidated Statements of Operations.

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available for sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic changes in the difference between fair value and cost in Unrealized gains (losses) on available-for-sale securities and other in our Condensed Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations. We used the first-in, first-out method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations.

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations. We recognize dividend income on equity securities on the ex-dividend date and report such income in Other, net in our Condensed Consolidated Statements of Operations.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Our investments in unconsolidated entities that are accounted for using the equity method are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Equity in earnings (losses) of unconsolidated affiliates, net in our Condensed Consolidated Statements of Operations. The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the Condensed Consolidated Statements of Operations and include the intra-entity profit eliminations within Equity in earnings (losses) of unconsolidated affiliates, net.

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

Other Significant Accounting Policies

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

Recently Adopted Accounting Pronouncements

Revenue Recognition and Financial Instruments

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively, the “New Revenue Standard”). The New Revenue Standard established a comprehensive new model for revenue recognition, which is codified in Topic 606 (see Revenue Recognition above), and provided guidance for certain costs associated with customer contracts. We adopted the New Revenue Standard using the modified retrospective method for contracts that were not completed as of January 1, 2018. Accordingly, comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the New Revenue Standard, we recognized the cumulative effect of its initial application as a net increase to accumulated earnings of $25.1 million, net of related income taxes. The adoption of the New Revenue Standard also impacted the timing of recognition of certain fees charged to our customers in our consumer markets; however, the adoption has not had, and we do not expect it to have, a material impact on the overall timing or amount of revenue recognition.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs (See Contract Acquisition and Fulfillment Costs above). Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional contract assets on our Condensed Consolidated Balance Sheets and the costs generally are recognized as expenses over a longer period of time in our Condensed Consolidated Statements of Operations. The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

Additionally, on January 1, 2018, we prospectively adopted the applicable requirements of the New Investment Standard. The New Investment Standard substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through earnings. The New Investment Standard permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. Upon adoption of the New Investment Standard on January 1, 2018, we recorded a $10.5 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets. For our equity investments without a readily determinable fair value that were previously accounted for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in equity securities that were previously accounted for as available for sale or using the cost method.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cumulative effects of changes to the impacted line items on our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of these standards were as follows:

	Balance at December 31, 2017	Adjustments Due to the		Balance at January 1, 2018
		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$196,840	$(7,103)	$—	$189,737
Other current assets	$91,671	$533	$—	$92,204
Investments in unconsolidated entities	$161,427	$6,917	$—	$168,344
Other noncurrent assets, net	$214,814	$22,545	$—	$237,359
Total assets	$8,750,014	$22,892	$—	$8,772,906
Liabilities:
Contract liabilities	$65,959	$(1,542)	$—	$64,417
Accrued expenses and other	$82,647	$255	$—	$82,902
Deferred tax liabilities, net	$436,023	$3,122	$—	$439,145
Other noncurrent liabilities	$128,503	$(4,068)	$—	$124,435
Total liabilities	$4,572,629	$(2,233)	$—	$4,570,396
Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$(130,154)	$—	$10,467	$(119,687)
Accumulated earnings (losses)	$721,316	$25,125	$(10,467)	$735,974
Total EchoStar Corporation stockholders’ equity	$4,177,385	$25,125	$—	$4,202,510
Total liabilities and stockholders’ equity	$8,750,014	$22,892	$—	$8,772,906

Our adoption of these standards impacted the referenced line items on our Condensed Consolidated Balance Sheet, Statement of Operations and Statements of Comprehensive Income (Loss) as follows:

	As of June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$186,962	$7,129	$—	$194,091
Other current assets	$15,889	$(533)	$—	$15,356
Investments in unconsolidated entities	$156,022	$(6,240)	$—	$149,782
Other noncurrent assets, net	$258,237	$(29,878)	$—	$228,359
Total assets	$8,791,985	$(29,522)	$—	$8,762,463
Liabilities:
Contract liabilities	$72,776	$978	$—	$73,754
Accrued expenses and other	$68,195	$(255)	$—	$67,940
Deferred tax liabilities, net	$456,401	$(4,319)	$—	$452,082
Other noncurrent liabilities	$124,252	$2,414	$—	$126,666
Total liabilities	$4,547,733	$(1,182)	$—	$4,546,551
Stockholders’ Equity:
Accumulated other comprehensive loss	$(154,011)	$—	$40,190	$(113,821)
Accumulated earnings	$792,278	$(28,340)	$(40,190)	$723,748
Total EchoStar Corporation stockholders’ equity	$4,244,252	$(28,340)	$—	$4,215,912
Total liabilities and stockholders’ equity	$8,791,985	$(29,522)	$—	$8,762,463

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$375,445	$808	$—	$376,253
Total revenue	$525,957	$808	$—	$526,765
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$151,157	$1,548	$—	$152,705
Selling, general and administrative expenses	$103,074	$2,434	$—	$105,508
Total costs and expenses	$451,192	$3,982	$—	$455,174
Operating income (loss)	$74,765	$(3,174)	$—	$71,591
Other income (expense):
Interest expense, net of amounts capitalized	$(61,534)	$126	$—	$(61,408)
Gains (losses) on investments, net	$65,396	$—	$(31,533)	$33,863
Equity in earnings (losses) of unconsolidated affiliates, net	$(2,058)	$97	$—	$(1,961)
Total other income (expense), net	$20,721	$223	$(31,533)	$(10,589)
Income (loss) from continuing operations before income taxes	$95,486	$(2,951)	$(31,533)	$61,002
Income tax benefit (provision)	$(17,802)	$816	$—	$(16,986)
Net income (loss)	$77,684	$(2,135)	$(31,533)	$44,016
Net income (loss) attributable to EchoStar Corporation common stock	$77,222	$(2,135)	$(31,533)	$43,554
Earnings (losses) per share:
Basic	$0.80	$(0.02)	$(0.33)	$0.45
Diluted	$0.80	$(0.02)	$(0.33)	$0.45

	For the three months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Comprehensive Income (Loss)		New Revenue Standard	New Investment Standard
	(In thousands)
Net income (loss)	$77,684	$(2,135)	$(31,533)	$44,016
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$547	$—	$31,533	$32,080
Total other comprehensive income (loss), net of tax	$(43,183)	$—	$31,533	$(11,650)
Comprehensive income (loss)	$34,501	$(2,135)	$—	$32,366
Comprehensive income (loss) attributable to EchoStar Corporation	$34,624	$(2,135)	$—	$32,489

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the six months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$730,485	$2,026	$—	$732,511
Total revenue	$1,027,749	$2,026	$—	$1,029,775
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$299,902	$2,477	$—	$302,379
Selling, general and administrative expenses	$206,349	$4,855	$—	$211,204
Total costs and expenses	$894,974	$7,332	$—	$902,306
Operating income (loss)	$132,775	$(5,306)	$—	$127,469
Other income (expense):
Interest expense, net of amounts capitalized	$(124,285)	$218	$—	$(124,067)
Gains (losses) on investments, net	$28,733	$—	$(50,657)	$(21,924)
Equity in earnings (losses) of unconsolidated affiliates, net	$(3,067)	$677	$—	$(2,390)
Total other income (expense), net	$(63,863)	$895	$(50,657)	$(113,625)
Income (loss) from continuing operations before income taxes	$68,912	$(4,411)	$(50,657)	$13,844
Income tax benefit (provision)	$(12,399)	$1,197	$—	$(11,202)
Net income (loss)	$56,513	$(3,214)	$(50,657)	$2,642
Net income (loss) attributable to EchoStar Corporation common stock	$55,671	$(3,214)	$(50,657)	$1,800
Earnings (losses) per share:
Basic	$0.58	$(0.03)	$(0.53)	$0.02
Diluted	$0.57	$(0.03)	$(0.52)	$0.02

	For the six months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Comprehensive Income (Loss)		New Revenue Standard	New Investment Standard
	(In thousands)
Net income (loss)	$56,513	$(3,214)	$(50,657)	$2,642
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$15	$—	$13,641	$13,656
Other-than-temporary impairment loss on available-for-sale securities in net income	$—	$—	$37,016	$37,016
Total other comprehensive income (loss), net of tax	$(35,123)	$—	$50,657	$15,534
Comprehensive income (loss)	$21,390	$(3,214)	$—	$18,176
Comprehensive income (loss) attributable to EchoStar Corporation	$21,347	$(3,214)	$—	$18,133

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our Condensed Consolidated Statements of Cash Flows. The adoption of this accounting standard d

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

id not have a material impact on our Statements of Cash Flows and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or finance leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new standard as of January 1, 2019. As amended in July 2018, the new standard may be applied either on a modified retrospective basis to the earliest period presented in our consolidated financial statements or as of the adoption date without restating prior periods. The new standard provides certain practical expedients that we may elect to apply on the adoption date. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	June 30, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$145,475	$156,794
Leasing	8,221	10,355
Total	153,696	167,149
Contract assets	42,553	34,615
Allowance for doubtful accounts	(9,287)	(12,027)
Total trade accounts receivable and contract assets, net	$186,962	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$25,449	$16,118
Leasing	677	27,177
Total trade accounts receivable - DISH Network, net	$26,126	$43,295

Contract liabilities:
Current	$72,776	$64,417
Noncurrent	10,187	13,036
Total contract liabilities	$82,963	$77,453

For the six months ended June 30, 2018, revenue recognized that was previously included in the contract liability balance at January 1, 2018 was $52.5 million.

Our bad debt expense was $2.3 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.8 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.26 billion. We expect to recognize approximately 18.8% of our remaining performance obligations of these contracts as revenue by December 31, 2018. This amount excludes agreements with consumer customers in our Hughes segment that have expected durations of one year or less and our leasing arrangements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Share Exchange, the historical financial results of our EchoStar Technologies segment prior to the closing of the Share Exchange are reflected in our accompanying condensed consolidated financial statements as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The noncontrolling interest in HSS Tracking Stock, as reflected in our stockholders’ equity, was extinguished as of February 28, 2017 as a result of the Share Exchange.

We had de minimis activity from our discontinued operations for the three and six months ended June 30, 2018. The following table presents the operating results of our discontinued operations for the three and six months ended June 30, 2017:

	For the three months ended June 30, 2017	For the six months ended June 30, 2017
	(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$—	$143,063
Equipment, services and other revenue - other	225	10,389
Total revenue	225	153,452
Costs and expenses:
Cost of equipment, services and other	111	121,954
Selling, general and administrative expenses	239	6,092
Research and development expenses	—	4,635
Depreciation and amortization	—	11,659
Total costs and expenses	350	144,340
Operating income (expense)	(125)	9,112
Other income (expense):
Interest expense	—	(15)
Equity in losses of unconsolidated affiliates, net	—	(1,159)
Other, net	2	(63)
Total income (expense), net	2	(1,237)
Income (loss) from discontinued operations before income taxes	(123)	7,875
Income tax benefit (provision)	654	(767)
Net income from discontinued operations	$531	$7,108

Expenditures for property and equipment from our discontinued operations totaled $12.5 million for the six months ended June 30, 2017.

Total assets and total liabilities of the discontinued operations were $0.1 million and $0.5 million, respectively, as of December 31, 2017.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    EARNINGS PER SHARE

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 2.2 million and 0.9 million shares for the three months ended June 30, 2018 and 2017, respectively, and 1.1 million and 0.9 million shares for the six months ended June 30, 2018 and 2017, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to EchoStar Corporation common stock:
Net income from continuing operations	$77,222	$6,409	$55,671	$38,756
Net income from discontinued operations	—	531	—	7,108
Net income attributable to EchoStar Corporation common stock	$77,222	$6,940	$55,671	$45,864

Weighted-average common shares outstanding:
Basic	96,091	95,537	95,990	95,143
Dilutive impact of stock awards outstanding	855	1,248	1,048	1,308
Diluted	96,946	96,785	97,038	96,451

Earnings per share:
Basic:
Continuing operations	$0.80	$0.07	$0.58	$0.41
Discontinued operations	—	—	—	0.07
Total basic earnings per share	$0.80	$0.07	$0.58	$0.48

Diluted:
Continuing operations	$0.80	$0.07	$0.57	$0.40
Discontinued operations	—	—	—	0.08
Total diluted earnings per share	$0.80	$0.07	$0.57	$0.48

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the Share Exchange, the EchoStar Tracking Stock was a participating security that shared in our consolidated earnings and therefore, we applied the two-class method to calculate EPS for periods prior to March 1, 2017. Under the two-class method, we allocated net income or loss attributable to EchoStar between common stock and the EchoStar Tracking Stock considering both dividends declared on each class of stock and the participation rights of each class of stock in undistributed earnings. Based on the 51.89% economic interest in the Hughes Retail Group represented by the EchoStar Tracking Stock, we allocated undistributed earnings to the EchoStar Tracking Stock based on 51.89% of the attributed net income or loss of the Hughes Retail Group. Moreover, because the reported amount of Net income (loss) attributable to EchoStar Corporation in our Condensed Consolidated Statements of Operations excluded DISH Network’s 28.11% economic interest (represented by the HSS Tracking Stock) in the net loss of the Hughes Retail Group (reported as a noncontrolling interest), the amount of consolidated net income or loss allocated to holders of Class A and Class B common stock effectively excluded an aggregate 80.0% of the attributed net loss of the Hughes Retail Group.

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

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $153.8 million and $119.4 million as of June 30, 2018 and December 31, 2017, respectively. Other comprehensive income includes deferred tax benefits for foreign currency translation losses related to assets that were transferred from a foreign subsidiary to a domestic subsidiary of $4.3 million and $7.3 million for the three and six months ended June 30, 2017, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
		2018	2017	2018	2017
		(In thousands)
Amounts reclassified to net income:
Realized gains on available-for-sale securities in net income	Gains (losses) on investments, net	$(3)	$(2)	$(3)	$(2,758)
Other-than-temporary impairment loss on available-for-sale securities in net income	Gains (losses) on investments, net	—	—	—	3,298
Total reclassifications, net of tax and noncontrolling interests		$(3)	$(2)	$(3)	$540

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below. Certain of our investments in debt instruments and equity securities have experienced and are likely to continue to experience volatility.

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$1,168,020	$542,573
Other debt securities	309,700	142,036
Total debt securities	1,477,720	684,609
Equity securities	172,119	139,571
Total marketable investment securities	1,649,839	824,180
Less: Restricted marketable investment securities	9,063	10,019
Total marketable investment securities	$1,640,776	$814,161

Restricted marketable investment securities are pledged as collateral for our letters of credit or surety bonds and are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds, commercial paper and mutual funds.

A summary of our available-for-sale debt securities, exclusive of securities where we have elected the fair value option, is presented in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2018
Corporate bonds	$1,075,236	$246	$(306)	$1,075,176
Other debt securities	309,719	—	(19)	309,700
Total available-for-sale debt securities	$1,384,955	$246	$(325)	$1,384,876
As of December 31, 2017
Corporate bonds	$542,861	$—	$(288)	$542,573
Other debt securities	142,082	—	(46)	142,036
Total available-for-sale debt securities	$684,943	$—	$(334)	$684,609

As of June 30, 2018, corporate bonds for which we have elected to account for using the fair value option have a fair value of $92.8 million. We recognized gains of $23.3 million and $23.1 million on these securities for the three and six months ended June 30, 2018, respectively. We had no corporate bonds that were accounted for using the fair value option during the three or six months ended June 30, 2017.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2018, we have $1.08 billion of available-for-sale debt securities with contractual maturities of one year or less and $396.3 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $87.1 million and trading securities with a fair value of $52.5 million. Our available-for-sale securities as of December 31, 2017 reflected an adjusted cost basis of $97.5 million and unrealized gains and losses of $7.9 million and $18.4 million, respectively. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the six months ended June 30, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the six months ended June 30, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in Gains (losses) on investments, net in our Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2018, Gains (losses) on investments, net included net gains of $41.9 million and $5.4 million, respectively, related to equity securities that we held as of June 30, 2018.

Sales of Available-for-Sale Securities

We did not sell any securities in our available-for-sale portfolio during the three or six months ended June 30, 2018. Proceeds from sales of our available-for-sale securities for the three and six months ended June 30, 2017 were $8.9 million and $31.0 million, respectively. We recognized gains from the sales of our available-for-sale securities of $2.8 million for the six months ended June 30, 2017.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of June 30, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$1,168,020	$1,168,020	$—	$542,573	$542,573
Other	10,400	299,300	309,700	13,311	128,725	142,036
Total debt securities	10,400	1,467,320	1,477,720	13,311	671,298	684,609
Equity securities	166,096	6,023	172,119	133,736	5,835	139,571
Total marketable investment securities	$176,496	$1,473,343	$1,649,839	$147,047	$677,133	$824,180

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    INVENTORY

Our inventory consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$6,291	$5,484
Work-in-process	8,691	7,442
Finished goods	66,406	70,669
Total inventory	$81,388	$83,595

NOTE 9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		June 30, 2018	December 31, 2017
		(In thousands)
Land	—	$33,641	$33,713
Buildings and improvements	1 to 40	184,932	185,148
Furniture, fixtures, equipment and other	1 to 12	758,588	736,533
Customer rental equipment	2 to 4	1,032,591	929,775
Satellites - owned	2 to 15	2,816,628	3,064,391
Satellites - acquired under capital leases	10 to 15	899,310	916,820
Construction in progress	—	349,023	260,220
Total property and equipment		6,074,713	6,126,600
Accumulated depreciation		(2,678,097)	(2,661,129)
Property and equipment, net		$3,396,616	$3,465,471

Construction in progress consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$288,212	$211,765
Satellite related equipment	25,738	28,358
Other	35,073	20,097
Construction in progress	$349,023	$260,220

Construction in progress included the following owned and leased satellites under construction as of June 30, 2018.

Satellites	Segment	Expected Launch Date
Telesat T19V	Hughes	July 2018
EchoStar XXIV	Corporate and Other	2021

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Satellites	$71,042	$60,072	$139,203	$112,215
Furniture, fixtures, equipment and other	19,517	16,784	41,213	34,662
Customer rental equipment	42,875	34,081	86,323	64,677
Buildings and improvements	4,376	5,901	6,085	7,651
Total depreciation expense	$137,810	$116,838	$272,824	$219,205

Satellites

As of June 30, 2018, our satellite fleet consisted of 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of June 30, 2018, four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.

Recent Developments

EchoStar I and EchoStar VI. The EchoStar I and EchoStar VI satellites were removed from their orbital locations and retired from commercial service in January 2018 and May 2018, respectively. The retirement of these satellites has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in Other current assets, representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

Telesat T19V. In September 2015, we entered into agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on the Telesat T19V satellite at the 63 degree west longitude orbital location for a 15-year term. We were not party to the construction contract. The Telesat T19V satellite was launched in July 2018. We expect this satellite to be placed into service during the fourth quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the six months ended June 30, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.1 million and $2.3 million for the three and six months ended June 30, 2018 as compared to the same period in 2017, respectively.

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XXI and EchoStar XXIII satellites. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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

NOTE 10.    GOODWILL AND REGULATORY AUTHORIZATIONS

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

As of June 30, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with finite and indefinite useful lives, as follows:

	As of December 31, 2017	Additions	Currency Translation Adjustment	As of June 30, 2018
	(In thousands)
Finite useful lives:
Cost	$92,621	$—	$(7,510)	$85,111
Accumulated amortization	(21,342)	(2,671)	1,591	(22,422)
Net	71,279	(2,671)	(5,919)	62,689
Indefinite lives	465,657	—	—	465,657
Total regulatory authorizations, net	$536,936	$(2,671)	$(5,919)	$528,346

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for certain of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the six months ended June 30, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

Our investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$90,585	$91,702
Other equity investments without a readily determinable fair value	65,437	69,725
Total investments in unconsolidated entities	$156,022	$161,427

In January 2017, we sold our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network for $19.4 million. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale and as a result we recognized a gain of $8.9 million in connection with this transaction for the six months ended June 30, 2017. See Note 17 for additional information about this transaction.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    DEBT AND CAPITAL LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,014,651	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	707,828	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	962,586	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	698,693	750,000	791,865
Less: Unamortized debt issuance costs		(20,952)	—	(24,857)	—
Subtotal		3,369,048	$3,383,758	3,365,143	$3,596,524
Capital lease obligations		251,245		269,701
Total debt and capital lease obligations		3,620,293		3,634,844
Less: Current portion		(1,028,119)		(40,631)
Long-term debt and capital lease obligations, net		$2,592,174		$3,594,213

NOTE 13.    INCOME TAXES

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our interim income tax provision and our interim estimate of our annual effective tax rate are influenced by several factors, including foreign losses and capital gains and losses for which related deferred tax assets are offset by a valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits. Additionally, our effective tax rate can be affected by the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Our income tax provision was approximately $17.8 million for the three months ended June 30, 2018 compared to an income tax provision of $3.0 million for the three months ended June 30, 2017. Our estimated effective income tax rate was 18.6% and 31.3% for the three months ended June 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with net unrealized losses that are capital in nature. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 were primarily due to various permanent tax differences.

Our income tax provision was approximately $12.4 million for the six months ended June 30, 2018 compared to an income tax provision of $3.0 million for the six months ended June 30, 2017. Our estimated effective income tax rate was 18.0% and 7.4% for the six months ended June 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to research and experimentation credits, partially offset by (i) the impact of state and local taxes, (ii) the increase in our valuation allowance associated with net unrealized losses that are capital in nature and (iii) the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the six months ended June 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 12, Income Taxes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. The tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional and we have not made any adjustments to such provisional amounts in the six months ended June 30, 2018. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

NOTE 14.    STOCK-BASED COMPENSATION

We maintain stock incentive plans to attract and retain officers, directors and employees. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire 178,586 shares of our Class A common stock and 1,197,500 shares of our Class A common stock during the three months ended June 30, 2018 and 2017, respectively, and 183,736 shares of our Class A common stock and 1,200,750 shares of our Class A common stock during the six months ended June 30, 2018 and 2017, respectively. On April 1, 2017, we granted to Mr. Ergen, our Chairman, an option to purchase 1.1 million shares of Class A common stock. On April 24, 2017, Mr. Ergen voluntarily forfeited a portion of the options covering 600,000 shares and we canceled such forfeited portion of the options.

Total noncash, stock-based compensation expense for all of our employees is shown in the following table for the three and six months ended June 30, 2018 and 2017, respectively, and was assigned to the same expense categories as the base compensation for such employees:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Research and development expenses	$150	$246	$341	$477
Selling, general and administrative expenses	2,195	2,705	4,769	4,967
Total stock-based compensation	$2,345	$2,951	$5,110	$5,444

As of June 30, 2018, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $18.2 million.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2018, our satellite-related obligations were approximately $905.8 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit and HNS filed its appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 1, 2018. We cannot predict with certainty the outcome of the appeal. As of June 30, 2018, we have recorded an accrual of approximately $2.8 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Realtime is no longer asserting the 992 patent against us. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the USPTO challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. The USPTO is still reviewing the 530 patent; however, two of the four claims from that patent asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” In response to petitions filed by third parties, the USPTO has found all remaining asserted claims of the 867 patent to be invalid and certain asserted claims of the 728 patent to not be invalid. The USPTO has instituted proceedings regarding the validity of all asserted claims of the 204 patent.  Additional third party petitions challenging the validity of all claims asserted in the 204 and 728 patents are awaiting institution decisions. On February 13, 2018 we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 and 204 patents, as well as the one asserted claim of the 728 patent for which the USPTO has not yet instituted a proceeding. These petitions are also awaiting institution decisions at the USPTO. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the Corporate and Other column in the tables below or in the reconciliation of EBITDA below.

Eliminations of intersegment transactions are included in the Corporate and Other column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments. Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $12.5 million for the six months ended June 30, 2017.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
External revenue	$426,306	$94,904	$4,747	$525,957
Intersegment revenue	$—	$521	$(521)	$—
Total revenue	$426,306	$95,425	$4,226	$525,957
EBITDA	$152,134	$82,483	$51,137	$285,754
Capital expenditures	$87,511	$356	$31,725	$119,592

For the three months ended June 30, 2017
External revenue	$362,403	$97,945	$4,728	$465,076
Intersegment revenue	$359	$421	$(780)	$—
Total revenue	$362,762	$98,366	$3,948	$465,076
EBITDA	$110,024	$80,465	$(5,626)	$184,863
Capital expenditures	$96,529	$4,640	$26,895	$128,064

For the six months ended June 30, 2018
External revenue	$826,765	$191,127	$9,857	$1,027,749
Intersegment revenue	$359	$1,051	$(1,410)	$—
Total revenue	$827,124	$192,178	$8,447	$1,027,749
EBITDA	$288,847	$166,633	$(4,010)	$451,470
Capital expenditures	$174,802	$(76,682)	$72,454	$170,574

For the six months ended June 30, 2017
External revenue	$691,013	$198,096	$9,118	$898,227
Intersegment revenue	$1,069	$596	$(1,665)	$—
Total revenue	$692,082	$198,692	$7,453	$898,227
EBITDA	$210,876	$163,528	$(6,227)	$368,177
Capital expenditures	$162,196	$13,148	$42,670	$218,014

The following table reconciles total consolidated EBITDA to reported Income from continuing operations before income taxes in our Condensed Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
EBITDA	$285,754	$184,863	$451,470	$368,177
Interest income and expense, net	(42,281)	(45,417)	(89,397)	(82,522)
Depreciation and amortization	(148,449)	(130,034)	(294,003)	(245,117)
Net income (loss) attributable to noncontrolling interests	462	182	842	(181)
Income from continuing operations before income taxes	$95,486	$9,594	$68,912	$40,357

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of the products and services.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to North America and other foreign locations as well as by segment, based on the location where the goods or services are provided. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
North America:
U.S.	$347,575	$89,412	$4,402	$441,389
Canada and Mexico	15,132	5,837	—	20,969
All other	63,599	176	(176)	63,599
Total revenue	$426,306	$95,425	$4,226	$525,957

For the six months ended June 30, 2018
North America:
U.S.	$668,013	$180,153	$8,798	$856,964
Canada and Mexico	30,714	11,674	—	42,388
All other	128,397	351	(351)	128,397
Total revenue	$827,124	$192,178	$8,447	$1,027,749

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
Equipment	$50,341	$—	$—	$50,341
Services	310,225	6,890	1,435	318,550
Design, development and construction services	13,876	—	—	13,876
Revenue from sales and services	374,442	6,890	1,435	382,767
Leasing income	51,864	88,535	2,791	143,190
Total revenue	$426,306	$95,425	$4,226	$525,957

For the six months ended June 30, 2018
Equipment	$93,288	$—	$—	$93,288
Services	608,010	14,293	2,910	625,213
Design, development and construction services	30,052	—	—	30,052
Revenue from sales and services	731,350	14,293	2,910	748,553
Leasing income	95,774	177,885	5,537	279,196
Total revenue	$827,124	$192,178	$8,447	$1,027,749

NOTE 17.    RELATED PARTY TRANSACTIONS

DISH Network

Following the Spin-off, EchoStar Corporation and DISH have operated as separate publicly-traded companies. However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

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

Services and Other Revenue — DISH Network

Satellite Capacity Leased to DISH Network. Since the Spin-off, we have entered into certain agreements to lease satellite capacity pursuant to which we provide satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service arrangements. The terms of each service arrangement is set forth below:

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below in Other agreements - DISH Network, in March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. These agreements to lease satellite capacity generally terminate upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The agreement to lease satellite capacity on the EchoStar VII satellite expired at the end of June 2018.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite. The agreement to lease satellite capacity expired at the end of September 2017.

EchoStar XVI. In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five years to January 2023. DISH Network has the option to renew for an additional five year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. In May 2018, we and DISH Network further amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 west longitude orbital location for backup satellite capacity on an interim basis in the event of certain failures of the EchoStar XVI satellite.

Nimiq 5 Agreement. In September 2009, we entered into a fifteen-year agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we also entered into an agreement with DISH Network, pursuant to which DISH Network leases satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

QuetzSat-1 Agreement. In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we lease certain satellite capacity from DISH Network on five DBS transponders on the QuetzSat-1 satellite. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the Satellite and Tracking Stock Transaction, described below in Other agreements - DISH Network, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

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

Atlanta Sublease Agreement. The sublease for certain space at 211 Perimeter Center, Atlanta, Georgia terminated in October 2016.

Cheyenne Lease Agreement. Prior to the Share Exchange, we leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, we transferred ownership of a portion of this property to DISH Network and we and DISH Network amended this agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property we retained for a period ending in December 2031. After December 2031, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds. Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who remained employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

American Fork Occupancy License Agreement. In connection with the Share Exchange, effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this sublease for a five-year period ending in August 2022.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the Hughes Broadband MSA, HNS and DNLLC make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. After the first anniversary, either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.2 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $19.9 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Tax Sharing Agreement. Effective December 2007, we and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs our and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies us for such taxes. However, DISH Network is not liable for and does not indemnify us for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of our stock, stock options or assets; (ii) any action that we take or fail to take; or (iii) any action that we take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, we will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the Tax Sharing Agreement, among other things, and in connection with our consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, we and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of our consolidated tax returns. Prior to the agreement with DISH Network in 2013, the federal tax benefits were reflected as a deferred tax asset for depreciation and amortization, which was netted in our noncurrent deferred tax liabilities. The agreement with DISH Network in 2013 requires DISH Network to pay us the federal tax benefit it receives at such time as we would have otherwise been able to realize such tax benefit. We recorded a noncurrent receivable from DISH Network in Other receivables - DISH Network and a corresponding increase in our net noncurrent deferred tax liabilities to reflect the effects of this agreement in September 2013. In addition, in September 2013, we and DISH Network agreed upon a tax sharing arrangement for filing certain combined state income tax returns and a method of allocating the respective tax liabilities between us and DISH Network for such combined returns, through the taxable period ending on December 31, 2017 (the “State Tax Arrangement”).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In August 2018, we and DISH Network amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”). Under the Amendment, DISH Network is entitled to apply the benefit of our 2009 net operating losses (the “SATS 2009 NOLs”) to DISH Network’s federal tax return for the year ended December 31, 2008, in exchange for DISH Network paying us over time the value of the net annual federal income taxes paid by us that would have been otherwise offset by the SATS 2009 NOLs. The Amendment also requires us and DISH Network to pay the other for the benefits of certain past and future federal research and development tax credits that we or DISH Network receive or received as a result of being part of a controlled group under the Internal Revenue Code of 1986, as amended, and requires DISH Network to compensate us for certain past tax losses utilized by DISH Network and for certain past and future excess California research and development tax credits generated by us and used by DISH Network. In addition, the Amendment extends the term of the State Tax Arrangement to the earlier to occur of termination of the Tax Sharing Agreement, a change in control of either us or DISH Network or, for any particular state, if we and DISH Network no longer file a combined tax return for such state.

gTLD Bidding Agreement. In April 2015, we and DISH Network entered into a gTLD Bidding Agreement whereby, among other things: (i) DISH Network obtained rights from us to participate in a generic top level domain (“gTLD”) auction, assuming all rights and obligations from us related to our application with the Internet Corporation for Assigned Names and Numbers for a particular gTLD; (ii) DISH Network agreed to reimburse us for our Internet Corporation for Assigned Names and Numbers application fee and certain out-of-pocket expenses related to the application and the auction; and (iii) we and DISH Network agreed to split equally the net proceeds obtained by DISH Network as the losing bidder in the auction, less such fee reimbursement and out-of-pocket expenses.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and Cavendish Square Holding B.V., an affiliate of WPP plc, entered into a series of agreements to acquire Invidi. As a result of the transaction, we sold our ownership interest in Invidi on the same terms offered to the other shareholders of Invidi. The transaction closed in January 2017.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.6%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Dish Mexico

We own 49.0% of Dish Mexico, an entity that provides direct-to-home satellite services in Mexico. We provide certain satellite services to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico of approximately $5.8 million for each of the three months ended June 30, 2018 and 2017 and $11.7 million for each of the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, we had trade accounts receivable from Dish Mexico of approximately $5.9 million and $7.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million for each of the three months ended June 30, 2018 and 2017, and $2.2 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $1.0 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero for the three and six months ended June 30, 2017.

Global IP

In May 2017, one of our subsidiaries entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsidiaries. We recognized revenue of approximately $0.5 million and zero for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and zero from Global IP under this agreement for the six months ended June 30, 2018 and 2017, respectively.

TerreStar Solutions

DISH Network owns approximately 33% of TerreStar Solutions, Inc. (“TSI”). In May 2018, TSI and one of our subsidiaries entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provides, among other things, warranty and support services. We recognized revenue of approximately $0.3 million for each of the three and six months ended June 30, 2018. As of June 30, 2018, we had trade accounts receivable from TSI of approximately $1.1 million.

Discontinued Operations

See Discontinued Operations in Note 19 in the notes to consolidated financial statements in Item 15 of our Form 10-K for the year ended December 31, 2017 for a description of agreements or investments that were terminated or transferred to DISH Network as part of the Share Exchange. We have no further obligations, have earned no additional revenue and incurred no additional expense, as applicable, under such agreements and investments after February 2017. Historical transactions under such agreements and investments are reported in Net income from discontinued operations in our Condensed Consolidated Statements of Operations (see Note 4).

NOTE 18.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For The Six Months Ended June 30,
	2018	2017
	(in thousands)
Employee benefits paid in Class A common stock	$7,605	$11,200
Property and equipment financed under capital lease obligations	$123	$8,189
Decrease in capital expenditures included in accounts payable, net	$(8,467)	$(3,404)
Capitalized in-orbit incentive obligations	$—	$43,890
Noncash net assets exchanged for Tracking Stock (Note 1)	$—	$299,425

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the six months ended June 30, 2018 and $0.7 million and $0.8 million, respectively, for the six months ended June 30, 2017. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of June 30, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $108.9 million and $112.2 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $103.6 million as of June 30, 2018 and related amortization expense totaled $20.7 million and $40.7 million for the three and six months ended June 30, 2018, respectively.

Unamortized contract fulfillment costs totaled $3.3 million as of June 30, 2018 and related amortization expense was de minimis for the three and six months ended June 30, 2018.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$6,290	$6,785	$12,888	$13,686
Research and development	$6,647	$7,437	$13,784	$15,142

Capitalized Software Costs

As of June 30, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $91.9 million and $88.1 million, respectively, of which $28.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $7.9 million and $6.3 million for the three months ended June 30, 2018 and 2017, respectively, and $15.0 million and $17.1 million for the six months ended June 30, 2018 and 2017, respectively. We recorded amortization expense relating to the development of externally marketed software of $5.6 million and $5.3 million for the three months ended June 30, 2018 and 2017, respectively, and $11.1 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “EchoStar,” the “Company” and “our” refer to EchoStar Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s discussion and analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s discussion and analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

EchoStar is a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers.

Prior to March 2017, we operated in three primary business segments: Hughes, EchoStar Technologies and EchoStar Satellite Services (“ESS”). On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, we received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by our subsidiary Hughes Satellite Systems Corporation (“HSS”) (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Our former EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions (including digital set-top boxes and related products and technology), primarily for satellite television service providers and telecommunication companies, and provided digital broadcast operations (including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, we no longer operate the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated. See Note 4 in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q for further discussion of our discontinued operations.

We primarily operate in two business segments, which are differentiated primarily by their operational focus: Hughes and ESS. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

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

and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

Highlights from our financial results are as follows:

2018 Second Quarter Consolidated Results of Operations

•	Revenue of $526.0 million

•	Operating income of $74.8 million

•	Net income from continuing operations of $77.7 million

•	Net income attributable to EchoStar common stock of $77.2 million and basic earnings per share of common stock of $0.80

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $285.8 million (see reconciliation of this non-GAAP measure on page 58)

Consolidated Financial Condition as of June 30, 2018

•	Total assets of $8.79 billion

•	Total liabilities of $4.55 billion

•	Total stockholders’ equity of $4.24 billion

•	Cash, cash equivalents and current marketable investment securities of $3.43 billion

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

The Hughes segment currently uses capacity from our three satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. In December 2016, we launched our EchoStar XIX satellite, a high throughput geostationary satellite employing a multi-spot beam, bent pipe Ka-band architecture. The EchoStar XIX satellite provides capacity for: (i) consumer subscriber growth; (ii) the Hughes broadband services to our customers in North America; (iii) certain Central and South American countries; and (iv) aeronautical and enterprise broadband services. While new satellite launches are expected to provide additional capacity for subscriber growth, we also manage subscriber growth across our existing satellite platform.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2017, we entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite, which we expect to use to provide fixed satellite services throughout North, South and Central America. Capital expenditures associated with the construction and launch of this satellite are included in Corporate and Other.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes satellite internet service (“Hughes service”) and related equipment and other telecommunication services and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the Hughes Broadband MSA, we have not earned, and do not expect to earn in the future, significant equipment revenue from our distribution agreement with dishNET Satellite Broadband L.L.C., a wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue - DISH Network in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. The investment is reflected in Corporate and Other. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and delivered initial gateway equipment in the first half of 2018. We expect to deliver additional equipment in the second half of 2018 and thereafter.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite, which was launched in March 2016. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location. This satellite was launched in July 2018 and is expected to be placed in service during the fourth quarter of 2018. It is expected to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. During the third quarter of 2017, we began to provide consumer satellite broadband service in Colombia and we expect to launch similar services in various other Central and South American countries in the fourth quarter of 2018 and thereafter.

As of June 30, 2018 and December 31, 2017, our Hughes segment had approximately 1,298,000 and 1,208,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our total gross subscriber additions for the second quarter of 2018 decreased by approximately 24,000 compared to the first quarter of 2018. Our average monthly subscriber churn percentage for the second quarter of 2018 increased slightly compared to the first quarter of 2018.  Our total net subscriber additions were approximately 31,000 for the quarter ended June 30, 2018 compared to approximately 59,000 for the quarter ended March 31, 2018. The decrease in the net subscriber additions was primarily due to lower gross subscriber additions during the second quarter of 2018 compared to the first quarter of 2018.

As of June 30, 2018 and December 31, 2017, our Hughes segment had approximately $1.56 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite service operations and video delivery services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the FSS industry, has encountered and may continue to encounter negative pressure on transponder rates and demand.

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

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment. Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements. DISH Network’s capacity requirements have been driven by the migration of programming to high-definition television and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. DISH Network’s satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018 and DISH Network did not renew the agreement. As a result, we expect a $42.8 million annualized decrease in our revenue. We are exploring other opportunities to utilize this satellite in the future.

In August 2014, we entered into: (i) a contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-, Ku- and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. pursuant to which we transferred the title to the payloads to two affiliates of SES Americom Inc. We retained the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and placed into service in November 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite replaced and augments the capacity we had on the AMC-15 satellite, resulting in additional sales capacity. We transferred activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017 and our agreement for satellite services on certain transponders on the AMC-15 satellite terminated according to its terms in December 2017.

We are pursuing other opportunities such as providing value added services such as telemetry, tracking and control (“TT&C”) services to third parties, which leverage the ground monitoring networks and personnel currently within our ESS segment.

As of June 30, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog, including lease revenue attributable to satellites currently in orbit of approximately $985.1 million and $1.16 billion, respectively.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are playing significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions and other strategic initiatives, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

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

In December 2013, we acquired 100% of Solaris Mobile, which is based in Dublin, Ireland and licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Solaris Mobile changed its name to EchoStar Mobile Limited in the first quarter of 2015. The EchoStar XXI satellite was launched in June 2017 and placed into service in November 2017. Commercial service has been available on our EchoStar XXI satellite since the fourth quarter of 2017. The EchoStar XXI satellite provides space segment capacity to EchoStar Mobile Limited in the EU. We believe we are in a unique position to deploy a European wide mobile satellite services and complementary ground component network and maximize the long-term value of our S-band spectrum in Europe and other regions within the scope of our licenses.

Capital expenditures associated with the construction and launch of the EchoStar XXI, EchoStar XXIII and EchoStar XXIV satellites are included in Corporate and Other in our segment reporting.

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

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the six months ended June 30, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended June 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$100,171	$113,734	$(13,563)	(11.9)
Services and other revenue - other	375,445	285,053	90,392	31.7
Equipment revenue	50,341	66,289	(15,948)	(24.1)
Total revenue	525,957	465,076	60,881	13.1
Costs and expenses:
Cost of sales - services and other	151,157	138,227	12,930	9.4
% of total services and other revenue	31.8%	34.7%
Cost of sales - equipment	41,865	53,662	(11,797)	(22.0)
% of total equipment revenue	83.2%	81.0%
Selling, general and administrative expenses	103,074	89,826	13,248	14.7
% of total revenue	19.6%	19.3%
Research and development expenses	6,647	7,437	(790)	(10.6)
% of total revenue	1.3%	1.6%
Depreciation and amortization	148,449	130,034	18,415	14.2
Total costs and expenses	451,192	419,186	32,006	7.6
Operating income	74,765	45,890	28,875	62.9

Other income (expense):
Interest income	19,253	10,039	9,214	91.8
Interest expense, net of amounts capitalized	(61,534)	(55,456)	6,078	11.0
Gains (losses) on investments, net	65,396	1,837	63,559	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,058)	4,831	(6,889)	*
Other, net	(336)	2,453	(2,789)	*
Total other income (expense), net	20,721	(36,296)	57,017	*
Income from continuing operations before income taxes	95,486	9,594	85,892	*
Income tax provision, net	(17,802)	(3,003)	14,799	*
Net income from continuing operations	77,684	6,591	71,093	*
Net income from discontinued operations	—	531	(531)	(100.0)
Net income	77,684	7,122	70,562	*
Less: Net income attributable to other noncontrolling interests	462	182	280	*
Net income attributable to EchoStar Corporation	$77,222	$6,940	$70,282	*

Other data:
EBITDA (2)	$285,754	$184,863	$100,891	54.6
Subscribers, end of period	1,298,000	1,085,000	213,000	19.6
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 71 and 72 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 58. For further information on our use of EBITDA see Explanation of Key Metrics and Other Items on page 72.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $100.2 million for the three months ended June 30, 2018, a decrease of $13.6 million or 11.9%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the three months ended June 30, 2018 decreased by $9.2 million, or 41.7%, to $12.9 million compared to the same period in 2017.  The decrease was primarily attributable to a continued decline in wholesale consumer broadband subscribers.

Services and other revenue - DISH Network from our ESS segment for the three months ended June 30, 2018 decreased by $4.2 million, or 4.8%, to $82.7 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $2.4 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (ii) $1.1 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iii) $0.8 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $375.4 million for the three months ended June 30, 2018, an increase of $90.4 million or 31.7%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the three months ended June 30, 2018 increased by $88.7 million, or 32.3%, to $363.0 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $78.7 million and $8.5 million, respectively.

Services and other revenue - other from our ESS segment for the three months ended June 30, 2018 increased by $1.2 million, or 10.8%, to $12.7 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $50.3 million for the three months ended June 30, 2018, a decrease of $15.9 million or 24.1%, compared to the same period in 2017 from our Hughes segment.  The decrease was mainly due to decreases in hardware sales of $12.3 million to our enterprise customers and $3.8 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $151.2 million for the three months ended June 30, 2018, an increase of $12.9 million or 9.4%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the three months ended June 30, 2018 increased by $17.8 million, or 14.7%, to $138.5 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended June 30, 2018 decreased by $5.4 million, or 32.5%, to $11.3 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Cost of sales - equipment.  Cost of sales - equipment totaled $41.9 million for the three months ended June 30, 2018, a decrease of $11.8 million or 22.0%, compared to the same period in 2017 from our Hughes segment. The decrease was mainly due to a decrease in hardware sales to our consumer and enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $103.1 million for the three months ended June 30, 2018, an increase of $13.2 million or 14.7%, compared to the same period in 2017.  The increase was primarily due to higher marketing and promotional costs from our Hughes segment of

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

$9.7 million mainly associated with our consumer business and an increase of $3.5 million in other general and administrative expenses.

Depreciation and amortization.  Depreciation and amortization expenses totaled $148.4 million for the three months ended June 30, 2018, an increase of $18.4 million or 14.2%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of (i) $8.5 million relating to the EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the second and fourth quarters of 2017, respectively, and (ii) $8.8 million relating to our customer rental equipment. The increase in depreciation expense was partially offset by a decrease of $3.0 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  Interest income totaled $19.3 million for the three months ended June 30, 2018, an increase of $9.2 million or 91.8%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $61.5 million for the three months ended June 30, 2018, an increase of $6.1 million or 11.0%, compared to the same period in 2017.  The increase was primarily due to a decrease of $6.8 million in capitalized interest relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $65.4 million in gains for the three months ended June 30, 2018, an increase of $63.6 million compared to the same period in 2017. The net gain was primarily attributable to unrealized gains on certain marketable equity securities and on certain debt securities that we account for using the fair value option. For the three months ended June 30, 2017, the net gain included gains of $1.6 million from the sale of certain marketable equity securities.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.1 million in losses for the three months ended June 30, 2018 compared to $4.8 million in earnings for the three months ended June 30, 2017. The change of $6.9 million was primarily related to a decrease in earnings from our investments in Dish Mexico and Deluxe/EchoStar LLC.

Other, net.  Other, net totaled $0.3 million in losses for the three months ended June 30, 2018 compared to $2.5 million in gains for three months ended June 30, 2017. The change of $2.8 million was primarily related to an unfavorable foreign exchange impact of $11.3 million in the second quarter of 2018 compared to the same period in 2017 and a decrease of $1.6 million in dividends received from certain marketable equity securities. The decreases were partially offset by a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018.

Income tax provision, net.  Income tax provision was $17.8 million for the three months ended June 30, 2018, an increase of $14.8 million, compared to the same period in 2017. Our effective income tax rate was 18.6% and 31.3% for the three months ended June 30, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with net unrealized losses that are capital in nature. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 were primarily due to various permanent tax differences.

Net income attributable to EchoStar Corporation.  Net income attributable to EchoStar Corporation totaled $77.2 million for the three months ended June 30, 2018, an increase of $70.3 million compared to the same period in 2017. The increase was primarily due to (i) an increase of $63.6 million in gains on investments, net of losses and impairment, (ii) an increase in operating income, including depreciation and amortization, of $28.9 million and (iii) an increase of $9.2 million in interest income. The increases were partially offset by (i) an increase in income tax provision of $14.8 million, (ii) a decrease of $6.9 million in equity in earnings of unconsolidated affiliates, net, (iii) an increase of $6.1 million in interest expense, net of amounts capitalized, (iv) a decrease of $2.8 million in other income and (v) a decrease of $0.5 million in income from discontinued operations in 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the three months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$77,684	$7,122	$70,562	*

Interest income and expense, net	42,281	45,417	(3,136)	(6.9)
Income tax provision, net	17,802	3,003	14,799	*
Depreciation and amortization	148,449	130,034	18,415	14.2
Net income from discontinued operations	—	(531)	531	(100.0)
Net income attributable to noncontrolling interests	(462)	(182)	280	*
EBITDA	$285,754	$184,863	$100,891	54.6
*    Percentage is not meaningful.

EBITDA was $285.8 million for the three months ended June 30, 2018, an increase of $100.9 million or 54.6%, compared to the same period in 2017.  The increase was primarily due to (i) an increase of $63.6 million in gains on investments, net of losses and impairment and (ii) an increase in operating income, excluding depreciation and amortization, of $47.3 million, or 26.9%. The increases were partially offset by (i) a decrease of $6.9 million in equity in earnings of unconsolidated affiliates, net and (ii) a decrease of $2.8 million in other income.

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
Total revenue	$426,306	$95,425	$4,226	$525,957
Capital expenditures	$87,511	$356	$31,725	$119,592
EBITDA	$152,134	$82,483	$51,137	$285,754

For the three months ended June 30, 2017
Total revenue	$362,762	$98,366	$3,948	$465,076
Capital expenditures	$96,529	$4,640	$26,895	$128,064
EBITDA	$110,024	$80,465	$(5,626)	$184,863

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the three months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$426,306	$362,762	$63,544	17.5
Capital expenditures	$87,511	$96,529	$(9,018)	(9.3)
EBITDA	$152,134	$110,024	$42,110	38.3

Total revenue for the three months ended June 30, 2018 increased by $63.5 million, or 17.5%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $78.7 million and $8.5 million, respectively. The increase was partially offset by a decrease in sales of broadband equipment of $12.3 million to our enterprise customers and $3.8 million to our consumer customers.

Capital expenditures for the three months ended June 30, 2018 decreased by $9.0 million, or 9.3%, compared to the same period in 2017, primarily due to decreases in capital expenditures relating to our consumer business of $17.2 million and our EUTELSAT 65W, EchoStar XIX and EchoStar XXI satellites of $8.2 million. The decreases were partially offset by an increase in capital expenditures relating to our enterprise business of $9.4 million and our Telesat T19V and EchoStar XXIV satellites of $6.4 million.

EBITDA for the three months ended June 30, 2018 was $152.1 million, an increase of $42.1 million, or 38.3%, compared to the same period in 2017.  The increase was primarily due to an increase of $57.6 million in gross margin. The increase was partially offset by higher marketing and promotional costs of $9.7 million mainly associated with our consumer business and an unfavorable foreign exchange impact of $7.5 million in the second quarter of 2018 compared to the same period in 2017.

ESS Segment

	For the three months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$95,425	$98,366	$(2,941)	(3.0)
Capital expenditures	$356	$4,640	$(4,284)	(92.3)
EBITDA	$82,483	$80,465	$2,018	2.5

Total revenue for the three months ended June 30, 2018 decreased by $2.9 million, or 3.0%, compared to the same period in 2017. The decrease was due to revenue reduction of (i) $2.4 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (ii) $1.1 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iii) $0.8 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the three months ended June 30, 2018 decreased by $4.3 million, or 92.3% compared to the same period in 2017, primarily due to the EchoStar 105/SES-11 satellite that was placed into service in the fourth quarter of 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA for the three months ended June 30, 2018 was $82.5 million, an increase of $2.0 million, or 2.5%, compared to the same period in 2017.  The increase was primarily due to a decrease in satellite services costs of $4.8 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017. The increase in EBITDA was partially offset by the decrease in ESS segment total revenue of $2.9 million in the second quarter of 2018 compared to the same period in 2017.

Corporate and Other

	For the three months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$4,226	$3,948	$278	7.0
Capital expenditures	$31,725	$26,895	$4,830	18.0
EBITDA	$51,137	$(5,626)	$56,763	*
*    Percentage is not meaningful.

For the three months ended June 30, 2018, capital expenditures increased by $4.8 million or 18.0% compared to the same period in 2017, primarily related to increases of $31.7 million in satellite expenditures on the EchoStar XXIV satellite, partially offset by decreases of $25.3 million in satellite expenditures on the EchoStar XXIII and EchoStar XXI satellites.  The EchoStar XIX, EchoStar XXIII and EchoStar XXI satellites were placed into service in 2017 and the EchoStar XIX was contributed to the Hughes segment in the first quarter of 2017. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, South and Central American countries.

For the three months ended June 30, 2018, EBITDA was $51.1 million in earnings compared to a $5.6 million in losses for three months ended June 30, 2017. The change of $56.8 million was largely attributable to a $64.7 million favorable change in Gains (losses) on investments, net, as discussed above and a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018. The increase in EBITDA also reflects a decrease of $6.9 million in Equity in earnings (losses) of unconsolidated affiliates, net, an increase of $4.8 million in general and administrative expenses and an unfavorable foreign exchange impact of $3.8 million in the second quarter of 2018 compared to the same period in 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$203,976	$228,689	$(24,713)	(10.8)
Services and other revenue - other	730,485	554,844	175,641	31.7
Equipment revenue	93,288	114,694	(21,406)	(18.7)
Total revenue	1,027,749	898,227	129,522	14.4
Costs and expenses:
Cost of sales - services and other	299,902	273,415	26,487	9.7
% of total services and other revenue	32.1%	34.9%
Cost of sales - equipment	80,936	94,195	(13,259)	(14.1)
% of total equipment revenue	86.8%	82.1%
Selling, general and administrative expenses	206,349	172,817	33,532	19.4
% of total revenue	20.1%	19.2%
Research and development expenses	13,784	15,142	(1,358)	(9.0)
% of total revenue	1.3%	1.7%
Depreciation and amortization	294,003	245,117	48,886	19.9
Total costs and expenses	894,974	800,686	94,288	11.8
Operating income	132,775	97,541	35,234	36.1

Other income (expense):
Interest income	34,888	18,330	16,558	90.3
Interest expense, net of amounts capitalized	(124,285)	(100,852)	23,433	23.2
Gains (losses) on investments, net	28,733	10,574	18,159	*
Equity in earnings (losses) of unconsolidated affiliates, net	(3,067)	11,239	(14,306)	*
Other, net	(132)	3,525	(3,657)	*
Total other expense, net	(63,863)	(57,184)	(6,679)	11.7
Income from continuing operations before income taxes	68,912	40,357	28,555	70.8
Income tax provision, net	(12,399)	(2,991)	9,408	*
Net income from continuing operations	56,513	37,366	19,147	51.2
Net income from discontinued operations	—	7,108	(7,108)	(100.0)
Net income	56,513	44,474	12,039	27.1
Less: Net loss attributable to noncontrolling interest in HSS Tracking Stock	—	(655)	655	(100.0)
Less: Net income attributable to other noncontrolling interests	842	474	368	77.6
Net income attributable to EchoStar Corporation	$55,671	$44,655	$11,016	24.7

Other data:
EBITDA (2)	$451,470	$368,177	$83,293	22.6
Subscribers, end of period	1,298,000	1,085,000	213,000	19.6
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 71 and 72 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements, is included on page 64. For further information on our use of EBITDA see Explanation of Key Metrics and Other Items on page 72.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $204.0 million for the six months ended June 30, 2018, a decrease of $24.7 million or 10.8%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2018 decreased by $17.9 million, or 39.3%, to $27.6 million compared to the same period in 2017.  The decrease was primarily attributable to a decrease in wholesale consumer broadband subscribers.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2018 decreased by $7.4 million, or 4.2%, to $166.7 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $5.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $2.3 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Services and other revenue - other.  Services and other revenue - other totaled $730.5 million for the six months ended June 30, 2018, an increase of $175.6 million or 31.7%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2018 increased by $174.3 million, or 32.8%, to $706.2 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $147.0 million and $24.0 million, respectively.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2018 increased by $0.9 million, or 3.5%, to $25.5 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $93.3 million for the six months ended June 30, 2018, a decrease of $21.4 million or 18.7%, compared to the same period in 2017 primarily from our Hughes segment.  The decrease was mainly due to a decrease in hardware sales of $17.8 million to our enterprise customers and $3.4 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $299.9 million for the six months ended June 30, 2018, an increase of $26.5 million or 9.7%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2018 increased by $35.4 million, or 14.8%, to $274.5 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2018 decreased by $10.2 million, or 31.3%, to $22.4 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Cost of sales - equipment.  Cost of sales - equipment totaled $80.9 million for the six months ended June 30, 2018, a decrease of $13.3 million or 14.1%, compared to the same period in 2017 primarily from our Hughes segment. The decrease was primarily attributable to a decrease in hardware sales provided to our consumer and enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $206.3 million for the six months ended June 30, 2018, an increase of $33.5 million or 19.4%, compared to the same period in 2017.  The increase was primarily due to higher marketing and promotional costs from our Hughes segment of $29.2 million

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

mainly associated with our consumer business and an increase of $4.3 million in other general and administrative expenses.

Depreciation and amortization.  Depreciation and amortization expenses totaled $294.0 million for the six months ended June 30, 2018, an increase of $48.9 million or 19.9%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of (i) $28.6 million relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively, (ii) $21.6 million relating to our customer rental equipment and (iii) $6.6 million relating to machinery and equipment. The increase in depreciation expense was partially offset by a decrease of $7.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  Interest income totaled $34.9 million for the six months ended June 30, 2018, an increase of $16.6 million or 90.3%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $124.3 million for the six months ended June 30, 2018, an increase of $23.4 million or 23.2%, compared to the same period in 2017.  The increase was primarily due to a decrease of $24.6 million in capitalized interest relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $28.7 million in gains for the six months ended June 30, 2018, an increase of $18.2 million compared to the same period in 2017. The net gain was primarily attributable to unrealized gains on certain marketable equity securities and on certain debt securities that we account for using the fair value option. For the six months ended June 30, 2017, the net gain included gains of $8.9 million from the sale of our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network and $5.6 million from the sales of certain available-for-sale securities and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $3.1 million in losses for the six months ended June 30, 2018 compared to $11.2 million in earnings for the six months ended June 30, 2017. The change of $14.3 million was primarily related to a decrease in earnings from our investment in Dish Mexico and Deluxe/EchoStar LLC.

Other, net.  Other, net totaled $0.1 million in losses for the six months ended June 30, 2018 compared to $3.5 million in income for six months ended June 30, 2017. The change of $3.7 million was primarily related to an unfavorable foreign exchange impact of $12.1 million in the first half of 2018 compared to the same period in 2017 and a decrease of $1.6 million in dividends received from certain marketable equity securities. The decreases were partially offset by a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018.

Income tax provision, net.  Income tax provision was $12.4 million for the six months ended June 30, 2018, an increase of $9.4 million, compared to the same period in 2017. Our effective income tax rate was 18.0% and 7.4% for the six months ended June 30, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to research and experimentation credits, partially offset by (i) the impact of state and local taxes, (ii) the increase in our valuation allowance associated with net unrealized losses that are capital in nature and (iii) the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

Net income attributable to EchoStar Corporation.  Net income attributable to EchoStar Corporation totaled $55.7 million in income for the six months ended June 30, 2018, an increase of $11.0 million or 24.7%, compared to

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the same period in 2017. The increase was primarily due to (i) an increase in operating income, including depreciation and amortization, of $35.2 million, (ii) an increase of $18.2 million in gains on investments, net of losses and impairment and (iii) an increase of $16.6 million in interest income. The increases were partially offset by (i) an increase in interest expense of $23.4 million, (ii) a decrease of $14.3 million in equity in earnings of unconsolidated affiliates, net, (iii) a decrease of $7.1 million in income from discontinued operations in 2017, (iv) an increase in income tax provision of $9.4 million and (iv) a decrease in other income of $3.7 million.

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$56,513	$44,474	$12,039	27.1

Interest income and expense, net	89,397	82,522	6,875	8.3
Income tax (benefit) provision, net	12,399	2,991	9,408	*
Depreciation and amortization	294,003	245,117	48,886	19.9
Net income from discontinued operations	—	(7,108)	7,108	(100.0)
Net (income) loss attributable to noncontrolling interests	(842)	181	(1,023)	*
EBITDA	$451,470	$368,177	$83,293	22.6
*    Percentage is not meaningful.

EBITDA was $451.5 million for the six months ended June 30, 2018, an increase of $83.3 million or 22.6%, compared to the same period in 2017.  The increase was primarily due to (i) an increase in operating income, excluding depreciation and amortization, of $84.1 million, or 24.5% and (ii) an increase of $18.2 million in gains on investments, net of losses and impairment. The increases were partially offset by (i) a decrease of $14.3 million in equity in earnings of unconsolidated affiliates, net and (ii) a decrease in other income of $3.7 million.

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the six months ended June 30, 2018
Total revenue	$827,124	$192,178	$8,447	$1,027,749
Capital expenditures	$174,802	$(76,682)	$72,454	$170,574
EBITDA	$288,847	$166,633	$(4,010)	$451,470

For the six months ended June 30, 2017
Total revenue	$692,082	$198,692	$7,453	$898,227
Capital expenditures	$162,196	$13,148	$42,670	$218,014
EBITDA	$210,876	$163,528	$(6,227)	$368,177

Capital expenditures in the table above are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $12.5 million for the six months ended June 30, 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$827,124	$692,082	$135,042	19.5
Capital expenditures	$174,802	$162,196	$12,606	7.8
EBITDA	$288,847	$210,876	$77,971	37.0

Total revenue for the six months ended June 30, 2018 increased by $135.0 million, or 19.5%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $147.0 million and $24.0 million, respectively. The increase was partially offset by a decrease in hardware sales of: (i) $17.9 million to our wholesale consumer broadband subscribers (ii) $17.8 million to our enterprise customers and (iv) $3.4 million to our consumer customers.

Capital expenditures for the six months ended June 30, 2018 increased by $12.6 million, or 7.8%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $14.8 million, our enterprise business of $13.1 million and our EchoStar XXIV satellite of $4.5 million. The increases were partially offset by a decrease of $21.0 million in capital expenditures associated with our EUTELSAT 65W, Telesat T19V, EchoStar XIX and EchoStar XXI satellites.

EBITDA for the six months ended June 30, 2018 was $288.8 million, an increase of $78.0 million, or 37.0%, compared to the same period in 2017.  The increase was primarily due to an increase of $113.0 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by higher marketing and promotional costs of $29.2 million mainly associated with our consumer business and an unfavorable foreign exchange impact of $8.7 million in the first half of 2018 compared to the same period in 2017.

ESS Segment

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$192,178	$198,692	$(6,514)	(3.3)
Capital expenditures	$(76,682)	$13,148	$(89,830)	*
EBITDA	$166,633	$163,528	$3,105	1.9
*    Percentage is not meaningful.

Total revenue for the six months ended June 30, 2018 decreased by $6.5 million, or 3.3%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $5.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $2.3 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Capital expenditures for the six months ended June 30, 2018 decreased by $89.8 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million and the launch of the EchoStar 105/SES-11 satellite in the fourth quarter of 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA for the six months ended June 30, 2018 was $166.6 million, an increase of $3.1 million, or 1.9%, compared to the same period in 2017.  The increase was primarily due to a decrease in satellite services costs of $9.7 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017. The increase in EBITDA was partially offset by the decrease in ESS segment total revenue of $6.5 million in the first half of 2018 compared to the same period in 2017.

Corporate and Other

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$8,447	$7,453	$994	13.3
Capital expenditures	$72,454	$42,670	$29,784	69.8
EBITDA	$(4,010)	$(6,227)	$2,217	(35.6)

For the six months ended June 30, 2018, capital expenditures increased by $29.8 million, or 69.8%, compared to the same period in 2017, primarily related to increases of $64.8 million in satellite expenditures on the EchoStar XXIV satellite, partially offset by decreases of $33.1 million in satellite expenditures on the EchoStar XIX, EchoStar XXIII and EchoStar XXI satellites.  The EchoStar XIX, EchoStar XXIII and EchoStar XXI satellites were placed into service in 2017 and the EchoStar XIX was contributed to the Hughes segment in the first quarter of 2017. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, South and Central American countries.

For the six months ended June 30, 2018, EBITDA was a loss of $4.0 million, a decrease of $2.2 million or 35.6%, compared to the same period in 2017. The decrease is largely attributable to a $16.5 million favorable change in Gains (losses) and impairment on investments, net, as discussed above and a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018. The decrease in EBITDA also reflects (i) a decrease of $14.3 million in Equity in earnings (losses) of unconsolidated affiliates, net, in the first quarter of 2018 compared to the same period in 2017, (ii) an unfavorable foreign exchange impact of $3.5 million in the first half of 2018 compared to the same period in 2017, (iii) an increase of $3.4 million in general and administrative expenses and (iv) a decrease of $1.6 million in dividends received from certain marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding our marketable investment securities.

As of June 30, 2018, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $3.43 billion compared to $3.25 billion as of December 31, 2017, an increase of $188.2 million.

As of June 30, 2018 and December 31, 2017, we held $1.64 billion and $814.2 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the six months ended June 30, 2018.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the six months ended June 30, 2018, we reported net cash inflows from operating activities of $353.5 million, a decrease of $29.3 million, compared to the same period in 2017. The decrease in cash inflows was primarily attributable to a decrease of $77.0 million resulting from changes in operating assets and liabilities related to discontinued operations, partially offset by higher net income of $47.6 million adjusted to exclude: (i) Depreciation and amortization; (ii) Amortization of debt issuance costs, (iii) Equity in (earnings) losses of unconsolidated affiliates, net; (iv) (Gains) losses and impairments on investments, net; (v) Stock-based compensation; (vi) Deferred tax provision; (vii) Other, net; and (viii) Dividend received from unconsolidated entity.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the six months ended June 30, 2018, we reported net cash outflows from investing activities of $976.9 million compared to a net cash inflows of $14.7 million for the six months ended June 30, 2017. The decrease of net cash inflows of $991.5 million was primarily related to an increase of $1.04 billion in purchases of marketable investment securities, net of sales and maturities, an increase of $69.3 million in satellite expenditures associated with the EchoStar XXIV satellite, an increase of $27.9 million in capital expenditure relating to our consumer and enterprise businesses in the Hughes segment in 2018 and cash proceeds of $17.8 million from the sale of our investment in Invidi to an entity owned in part by DISH Network in the first quarter of 2017. The decrease was partially offset by a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite in the first quarter of 2018, a decrease of $66.4 million in satellite expenditures associated with the EUTELSAT 65W, Telesat T19V, EchoStar XIX, EchoStar XXI, EchoStar 105/SES-11 and EchoStar XXIII satellites, a $12.5 million in expenditures for property and equipment of our discontinued operations in 2017 and a decrease of $2.1 million in expenditures for externally marketed software.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the six months ended June 30, 2018, we reported net cash outflows from financing activities of $13.1 million compared to a net cash inflows of $15.5 million for the six months ended June 30, 2017. The decrease in cash inflows of $28.6 million was primarily due to an increase of $27.9 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans in 2017.

Obligations and Future Capital Requirements

Contractual Obligations

As of June 30, 2018, our satellite-related obligations were approximately $905.8 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of June 30, 2018, we had $35.9 million of letters of credit and insurance bonds. Of this amount, $9.2 million was secured by restricted cash, $6.4 million was related to insurance bonds and $20.3 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Satellite Insurance

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XXI and EchoStar XXIII satellites. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

Future Capital Requirements

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations to fund our business. The loss of, or a significant reduction in provision of satellite services would significantly reduce our revenue and materially adversely impact our results of operations. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher average revenue per subscriber across our wholesale and retail channels. Revenue in our aeronautical, enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth. There can be no assurance that we will have positive cash flows from operations.  Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced.

We have a significant amount of outstanding indebtedness. As of June 30, 2018, our total indebtedness was $3.62 billion, of which $251.2 million related to capital lease obligations. See our most recent Annual Report on Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements and the design and construction of our new EchoStar XXIV satellite. HSS’s 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) with an outstanding principal balance of $990 million mature and are due and payable in June 2019. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs.

We anticipate that our existing cash and marketable investment securities are sufficient to repay our 2019 Senior Secured Notes that mature and are due and payable in June 2019 and to fund the currently anticipated operations of our business through the next twelve months.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our outstanding shares of Class A common stock through December 31, 2018. During the six months ended June 30, 2018 and 2017, we did not repurchase any common stock under this program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expenses for each reporting period, and certain information disclosed in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q.  We base our estimates, judgments and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.  The following represent what we believe are the critical accounting policies that may involve a high degree of estimation, judgment and complexity.  For a summary of our significant accounting policies, including those discussed below, see Note 2 in the notes to our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q.

Revenue Recognition

Our Hughes segment enters into contracts to design, develop and deliver telecommunication networks to customers in our enterprise and mobile satellite systems markets.  Those contracts require significant effort to develop and construct the network over an extended time period.  Revenue from such contracts is recognized over time using an appropriate method to measure progress toward completion.  Depending on the nature of the arrangement, we measure progress toward completion using the cost-to-cost input method or the units-of-delivery output method.  Under the cost-to-cost method, revenue reflects the ratio of costs incurred to estimated total costs at completion.  Under the units-of-delivery method, revenue and related costs are recognized as products are delivered based on the expected profit for the entire agreement.  Profit margins on long-term contracts are based on estimates of total revenue and costs at completion.  We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.  Changes in our periodic estimates for these contracts could result in significant adjustments to our revenue or costs, which could be material to our consolidated results of operations.

Marketable Securities and Other Investments

We hold investments in debt and equity securities of various companies, including marketable investments in publicly traded securities and non-marketable investments in securities of privately held companies.  These securities may experience volatility. Our marketable investment securities are reported at fair value on a recurring basis.  The estimated fair values of our marketable investment securities generally are determined by reference to quoted prices for identical securities or based primarily on other observable market inputs.  Our investments in non-marketable securities typically are strategic investments in privately held companies and may be highly speculative.  We account for such investments using the equity method when we exercise significant influence over the investee. We have elected to account for other non-marketable investments at cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer.

All of our investments, except marketable equity securities, are subject to quarterly evaluations to determine whether an impairment loss is required to be recognized in determining net income.  For our marketable debt securities classified as available for sale, we evaluate whether unrealized losses included in other comprehensive income or loss are other than temporary, in which case we record an impairment loss in our statement of operations. Our impairment evaluation

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

considers factors such as the length of time the security has been in a continuous unrealized loss position, the magnitude of the unrealized loss, current market conditions, company-specific information and whether we have the intent and ability to hold the investment to maturity or recovery.  Generally, our investments in non-marketable investments do not have a readily determinable fair value and it is not practicable to estimate fair value of such investments on a recurring basis.  Our impairment evaluation for such investments considers whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as recent company financial statements, business plans and current economic conditions for factors that may indicate an impairment of our investments.  When we determine that such an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize an impairment loss in earnings.  In these circumstances, our fair value estimates may reflect significant unobservable inputs.

Our periodic investment impairment evaluations require us to make significant estimates, judgments and assumptions about uncertain future events.  In some cases, there may be limited or no observable market data to support significant assumptions in our estimates.  If economic conditions weaken, or if other future events and changes in circumstances affecting our investments occur, we may subsequently determine that an investment is impaired or that an impairment of an available-for-sale debt security is other than temporary.  Such events and changes in circumstances could result in our recognition of material investment impairment losses in the future.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. Services and other revenue - DISH Network primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network. Services and other revenue - DISH Network also includes subscriber wholesale service fees for the Hughes service sold to dishNET Satellite Broadband L.L.C.

Services and other revenue - other. Services and other revenue - other primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. Services and other revenue - other also includes revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue. Equipment revenue primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets and sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales - services and other. Cost of sales - services and other primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. Cost of sales - services and other also includes the costs associated with satellite and transponder leases and services, TT&C, professional services, facilities rental costs and other services provided to our customers, including DISH Network.

Cost of sales - equipment. Cost of sales - equipment consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets and to DISH Network. Cost of sales - equipment also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense. It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

Research and development expenses. Research and development expenses primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Interest income. Interest income primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including premium amortization and discount accretion on debt securities.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized primarily includes interest expense associated with our debt and capital lease obligations (net of capitalized interest) and amortization of debt issuance costs.

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net includes earnings or losses from our investments accounted for using the equity method.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other, net. Other, net primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations.

Net income from discontinued operations. Net income from discontinued operations represents net income of the EchoStar Technologies businesses and certain other assets transferred to DISH Network pursuant to the Share Exchange.

EBITDA. EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax provision (benefit), net, Depreciation and amortization, Net income (loss) from discontinued operations and Net income (loss) attributable to noncontrolling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of June 30, 2018, our cash, cash equivalents and current marketable investment securities had a fair value of $3.43 billion. Of this amount, a total of $3.26 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $3.26 billion as of June 30, 2018, a hypothetical 10% change in average interest rates during 2018 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the six months ended June 30, 2018 of 2.1%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2018 would have resulted in a decrease of approximately $6.6 million in annual interest income.

Strategic Marketable Investment Securities

As of June 30, 2018, we held current strategic investments in the publicly traded securities of several companies with a fair value of $172.1 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists solely of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would have resulted in a decrease of approximately $17.2 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of June 30, 2018, we had investments with an aggregate carrying amount of $156.0 million in securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and we may estimate fair value and adjust the carrying amount when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would have resulted in a decrease of approximately $15.6 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars. Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee and the British pound. This exposes us to fluctuations in foreign currency exchange rates. Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of June 30, 2018, we had $7.5 million of net foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $5.2 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of June 30, 2018. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would have been an estimated loss to the cumulative translation adjustment of $23.0 million as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 15 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors. Except as provided below, for the six months ended June 30, 2018, there were no material changes in our risk factors as previously disclosure.

Recent developments with respect to trade policies, trade agreements, tariffs and related government regulations could increase our costs, limit the amount of components we can import, decrease demand for certain of our products and have a material adverse impact on our business, financial condition and results of operations.

We source certain parts, components and items used in our products from manufacturers located outside of the United States (“U.S.”) and we sell certain of our products to customers located outside of the U.S.  The current U.S. administration has voiced concerns about imports from countries as potentially engaging in unfair trade practices, has increased tariffs on certain goods imported into the U.S. from those countries, including China and other countries from which we import components or raw materials, and has raised the possibility of imposing significant additional tariff increases. The announcement of tariffs on imported products by the U.S. has triggered actions from certain foreign governments, including China, and may trigger additional actions by those and other foreign governments, potentially resulting in a “trade war”.  A trade war of this nature or other governmental action related to tariffs, government regulations, or international trade agreements or policies could materially increase the cost of certain products we import, impact or limit the availability of such products, require us to change our manufacturers, and/or decrease demand for certain of our products, any or all of which could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to financial and reputational damage to our business by cybersecurity incidents.

We and third parties with whom we work face a constantly developing landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyber-attacks, including but not limited to the use of stolen access credentials, social engineering, malware, ransomware, phishing, insider threats, structured query language injection attacks and distributed denial-of-service attacks. Cybersecurity incidents such as these have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyber-attacks and compromises may increase as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•
remediation costs, such as liability for stolen assets or information, repairs of system damage and/or incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants;

•	increased liability due to financial or other harm inflicted on our partners;

•	lost revenues resulting from attacks on our satellites or technology, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state, federal and international regulators; and

•	loss of or damage to reputation.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity incidents. If it is determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We regularly review and revise our internal cybersecurity policies and procedures, invest in and maintain internal and external cybersecurity teams and systems and software to detect, deter, prevent and/or mitigate cyber-attacks and review, modify and supplement our defenses through the use of various services, programs and outside vendors. It is impossible, however, for us to know when or if any particular cyber-attack may arise or the impact on our business and operations of any such incident. We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist any such attacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyber-attacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the six months ended June 30, 2018.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On August 7, 2018, we issued a press release (the “Press Release”) announcing our financial results for the three and six months ended June 30, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

Tax Sharing Agreement

On August 3, 2018, we and DISH amended (the “Amendment”) the tax sharing agreement entered into between us and DISH in December 2007 and related arrangements (collectively, the “Tax Sharing Agreement”). Under the Amendment, DISH is entitled to apply the benefit of our 2009 net operating losses (the “SATS 2009 NOLs”) to DISH’s federal tax return for the year ended December 31, 2008, in exchange for DISH paying us over time the value of the net annual federal income taxes paid by us that would have been otherwise offset by the SATS 2009 NOLs. The Amendment also requires us and DISH to pay the other for the benefits of certain past and future federal research and development tax credits that we or DISH have received or will receive as a result of being part of a controlled group under the Internal Revenue Code of 1986, as amended, and requires DISH to compensate us for certain past tax losses utilized by DISH and for certain past and future excess California research and development tax credits generated by us and used by DISH. In addition, the Amendment extends the arrangement between us and DISH concerning the filing of certain combined state income tax returns to the earlier to occur of termination of the Tax Sharing Agreement, a change in control of either us or DISH or, for any particular state, if we and DISH no longer file a combined tax return for such state.

A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. In addition, EchoStar and DISH and their subsidiaries are parties to certain agreements pursuant to which they obtain certain products, services and rights from each other. For more information, see Note 19 in the notes to consolidated financial statements in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 17 in the notes to condensed consolidated financial statements in Item 1 of this Form 10-Q.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 7, 2018 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: August 7, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)