Form 10-Q
period 2018-09-30
EchoStar CORP
filed 2018-11-08
CIK 1415404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

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

As of October 31, 2018, the registrant’s outstanding common stock consisted of 48,548,092 shares of Class A common stock and 47,687,039 shares of Class B common stock, each $0.001 par value.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of not being able to timely complete the construction of or material malfunction on one or more of our satellites, risks resulting from potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	September 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,597,295	$2,431,456
Marketable investment securities, at fair value	1,842,875	814,161
Trade accounts receivable and contract assets, net (Note 3)	217,524	196,840
Trade accounts receivable - DISH Network	11,065	43,295
Inventory	70,061	83,595
Prepaids and deposits	56,149	54,533
Other current assets	17,222	91,671
Total current assets	3,812,191	3,715,551
Noncurrent assets:
Property and equipment, net	3,442,537	3,465,471
Regulatory authorizations, net	525,595	536,936
Goodwill	504,173	504,173
Other intangible assets, net	47,912	58,955
Investments in unconsolidated entities	160,669	161,427
Other receivables - DISH Network	94,503	92,687
Other noncurrent assets, net	262,866	214,814
Total noncurrent assets	5,038,255	5,034,463
Total assets	$8,850,446	$8,750,014
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$119,235	$108,406
Trade accounts payable - DISH Network	1,411	4,753
Current portion of long-term debt and capital lease obligations	1,030,088	40,631
Contract liabilities	74,135	65,959
Accrued interest	57,589	47,616
Accrued compensation	41,341	47,756
Accrued taxes	16,681	16,122
Accrued expenses and other	72,464	82,647
Total current liabilities	1,412,944	413,890
Noncurrent liabilities:
Long-term debt and capital lease obligations, net	2,582,819	3,594,213
Deferred tax liabilities, net	471,259	436,023
Other noncurrent liabilities	124,694	128,503
Total noncurrent liabilities	3,178,772	4,158,739
Total liabilities	4,591,716	4,572,629
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 4,000,000,000 shares authorized:
Class A common stock, $.001 par value, 1,600,000,000 shares authorized, 54,080,228 shares issued and 48,547,910 shares outstanding at September 30, 2018 and 53,663,859 shares issued and 48,131,541 shares outstanding at December 31, 2017	54	54
Class B convertible common stock, $.001 par value, 800,000,000 shares authorized, 47,687,039 shares issued and outstanding at each of September 30, 2018 and December 31, 2017	48	48
Class C convertible common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Class D common stock, $.001 par value, 800,000,000 shares authorized, none issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	3,694,682	3,669,461
Accumulated other comprehensive loss	(160,947)	(130,154)
Accumulated earnings	808,330	721,316
Treasury stock, at cost	(98,162)	(98,162)
Total EchoStar Corporation stockholders’ equity	4,244,005	4,162,563
Other noncontrolling interests	14,725	14,822
Total stockholders’ equity	4,258,730	4,177,385
Total liabilities and stockholders’ equity	$8,850,446	$8,750,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Services and other revenue - DISH Network	$87,859	$111,135	$291,835	$339,824
Services and other revenue - other	388,248	310,973	1,118,733	865,817
Equipment revenue	56,846	59,125	150,134	173,819
Total revenue	532,953	481,233	1,560,702	1,379,460

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	152,011	143,048	451,913	416,463
Cost of sales - equipment (exclusive of depreciation and amortization)	46,318	47,644	127,254	141,839
Selling, general and administrative expenses	107,490	91,003	313,839	263,820
Research and development expenses	6,544	8,302	20,328	23,444
Depreciation and amortization	150,555	134,822	444,558	379,939
Total costs and expenses	462,918	424,819	1,357,892	1,225,505
Operating income	70,035	56,414	202,810	153,955

Other income (expense):
Interest income	21,349	12,012	56,237	30,342
Interest expense, net of amounts capitalized	(62,086)	(55,646)	(186,371)	(156,498)
Gains and losses on investments, net	4,693	20,090	33,426	30,664
Equity in earnings (losses) of unconsolidated affiliates, net	416	4,381	(2,651)	15,620
Other, net	(5,069)	4,686	(5,201)	8,211
Total other income (expense), net	(40,697)	(14,477)	(104,560)	(71,661)
Income from continuing operations before income taxes	29,338	41,937	98,250	82,294
Income tax provision, net	(12,836)	(6,082)	(25,235)	(9,073)
Net income from continuing operations	16,502	35,855	73,015	73,221
Net income (loss) from discontinued operations	—	(654)	—	6,454
Net income	16,502	35,201	73,015	79,675
Less: Net income attributable to noncontrolling interests	450	532	1,292	351
Net income attributable to EchoStar Corporation	16,052	34,669	71,723	79,324
Less: Net loss attributable to Hughes Retail Preferred Tracking Stock (Note 1)	—	—	—	(1,209)
Net income attributable to EchoStar Corporation common stock	$16,052	$34,669	$71,723	$80,533

Earnings per share - Class A and B common stock:
Basic earnings from continuing operations per share	$0.17	$0.37	$0.75	$0.78
Total basic earnings per share	$0.17	$0.36	$0.75	$0.84
Diluted earnings from continuing operations per share	$0.17	$0.36	$0.74	$0.77
Total diluted earnings per share	$0.17	$0.36	$0.74	$0.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income	$16,502	$35,201	$73,015	$79,675
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,405)	9,373	(42,540)	33,162
Unrealized gains (losses) on available-for-sale securities and other	(120)	(12,037)	(105)	2,369
Amounts reclassified to net income:
Realized gains on available-for-sale securities	(1)	—	(4)	(2,758)
Other-than-temporary impairment loss on available-for-sale securities	—	—	—	3,298
Total other comprehensive income (loss), net of tax	(7,526)	(2,664)	(42,649)	36,071
Comprehensive income	8,976	32,537	30,366	115,746
Less: Comprehensive income (loss) attributable to noncontrolling interests	(140)	532	(97)	351
Comprehensive income attributable to EchoStar Corporation	$9,116	$32,005	$30,463	$115,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Class A and B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Other Noncontrolling Interests	Total
Balance, June 30, 2017	$101	$3,654,139	$(86,068)	$373,410	$(98,162)	$13,304	$3,856,724
Issuances of Class A common stock:
Exercise of stock options	1	1,155	—	—	—	—	1,156
Employee Stock Purchase Plan	—	2,398	—	—	—	—	2,398
Stock-based compensation	—	3,261	—	—	—	—	3,261
R&D tax credits utilized by DISH Network	—	(257)	—	—	—	—	(257)
Other comprehensive loss	—	—	(2,664)	—	—	—	(2,664)
Net income	—	—	—	34,669	—	532	35,201
Balance, September 30, 2017	$102	$3,660,696	$(88,732)	$408,079	$(98,162)	$13,836	$3,895,819

Balance, June 30, 2018	$102	$3,689,180	$(154,011)	$792,278	$(98,162)	$14,865	$4,244,252
Issuances of Class A common stock:
Exercise of stock options	—	360	—	—	—	—	360
Employee Stock Purchase Plan	—	2,542	—	—	—	—	2,542
Stock-based compensation	—	2,661	—	—	—	—	2,661
R&D tax credits utilized by DISH Network	—	(61)	—	—	—	—	(61)
Other comprehensive loss	—	—	(6,936)	—	—	(590)	(7,526)
Net income	—	—	—	16,052	—	450	16,502
Balance, September 30, 2018	$102	$3,694,682	$(160,947)	$808,330	$(98,162)	$14,725	$4,258,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Class A and B Common Stock	Hughes Retail Preferred Tracking Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock	Noncontrolling Interest in HSS Tracking Stock	Other Noncontrolling Interests	Total
Balance, December 31, 2016	$100	$6	$3,828,677	$(124,803)	$314,247	$(98,162)	$73,910	$12,830	$4,006,805
Cumulative effect of adoption of ASU No. 2016-09 as of January 1, 2017	—	—	—	—	14,508	—	—	—	14,508
Balance, January 1, 2017	100	6	3,828,677	(124,803)	328,755	(98,162)	73,910	12,830	4,021,313
Issuances of Class A common stock:
Exercise of stock options	2	—	34,104	—	—	—	—	—	34,106
Employee benefits	—	—	11,200	—	—	—	—	—	11,200
Employee Stock Purchase Plan	—	—	6,938	—	—	—	—	—	6,938
Stock-based compensation	—	—	7,169	—	—	—	—	—	7,169
Reacquisition and retirement of Tracking Stock pursuant to Share Exchange Agreement (Note 1)	—	(6)	(226,815)	—	—	—	(73,255)	—	(300,076)
R&D tax credits utilized by DISH Network	—	—	(577)	—	—	—	—	—	(577)
Other comprehensive income	—	—	—	36,071	—	—	—	—	36,071
Net income (loss)	—	—	—	—	79,324	—	(655)	1,006	79,675
Balance, September 30, 2017	$102	$—	$3,660,696	$(88,732)	$408,079	$(98,162)	$—	$13,836	$3,895,819

Balance, December 31, 2017	$102	$—	$3,669,461	$(130,154)	$721,316	$(98,162)	$—	$14,822	$4,177,385
Cumulative effect of adoption of ASU No. 2014-09 and ASU No. 2016-01 as of January 1, 2018 (Note 2)	—	—	—	10,467	14,658	—	—	—	25,125
Balance, January 1, 2018	102	—	3,669,461	(119,687)	735,974	(98,162)	—	14,822	4,202,510
Issuances of Class A common stock:
Exercise of stock options	—	—	4,405	—	—	—	—	—	4,405
Employee benefits	—	—	7,605	—	—	—	—	—	7,605
Employee Stock Purchase Plan	—	—	7,428	—	—	—	—	—	7,428
Stock-based compensation	—	—	7,771	—	—	—	—	—	7,771
R&D tax credits utilized by DISH Network	—	—	(1,859)	—	—	—	—	—	(1,859)
Other comprehensive loss	—	—	—	(41,260)	—	—	—	(1,389)	(42,649)
Net income	—	—	—	—	71,723	—	—	1,292	73,015
Other	—	—	(129)	—	633	—	—	—	504
Balance, September 30, 2018	$102	$—	$3,694,682	$(160,947)	$808,330	$(98,162)	$—	$14,725	$4,258,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$73,015	$79,675
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	444,558	391,598
Equity in (earnings) losses of unconsolidated affiliates, net	2,651	(14,461)
Amortization of debt issuance costs	5,910	5,479
Gains and losses on investments, net	(33,524)	(30,664)
Stock-based compensation	7,771	7,169
Deferred tax provision	22,357	7,924
Dividends received from unconsolidated entity	5,000	15,000
Proceeds from sale of trading securities	—	8,922
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(35,811)	5,088
Trade accounts receivable - DISH Network	32,323	225,963
Inventory	10,667	(26,231)
Other current assets	(5,569)	(11,392)
Trade accounts payable	2,536	(64,553)
Trade accounts payable - DISH Network	(3,342)	2,534
Accrued expenses and other	19,450	13,268
Changes in noncurrent assets and noncurrent liabilities, net	(16,123)	(23,474)
Other, net	12,043	91
Net cash flows from operating activities	543,912	591,936
Cash flows from investing activities:
Purchases of marketable investment securities	(2,323,090)	(319,912)
Sales and maturities of marketable investment securities	1,331,225	375,890
Expenditures for property and equipment	(415,253)	(422,661)
Refunds and other receipts related to property and equipment	77,524	—
Sale of investment in unconsolidated entity	1,558	17,781
Expenditures for externally marketed software	(24,568)	(25,447)
Other	(991)	—
Net cash flows from investing activities	(1,353,595)	(374,349)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(27,764)	(26,394)
Net proceeds from Class A common stock options exercised	4,424	33,156
Net proceeds from Class A common stock issued under the Employee Stock Purchase Plan	7,428	6,938
Cash exchanged for Tracking Stock (Note 1)	—	(651)
Repayment of in-orbit incentive obligations	(4,601)	(4,583)
Other, net	(530)	201
Net cash flows from financing activities	(21,043)	8,667
Effect of exchange rates on cash and cash equivalents	(3,449)	1,014
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(834,175)	227,268
Cash and cash equivalents, including restricted amounts, beginning of period	2,432,249	2,571,866
Cash and cash equivalents, including restricted amounts, end of period	$1,598,074	$2,799,134

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$170,303	$137,955
Cash paid for income taxes	$3,369	$10,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

EchoStar Corporation (which, together with its subsidiaries, is referred to as “EchoStar,” the “Company,” “we,” “us” and/or “our”) is a holding company that was organized in October 2007 as a corporation under the laws of the State of Nevada. We are a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers. Our Class A common stock is publicly traded on the Nasdaq Global Select Market under the symbol “SATS.”

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Additionally, changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions thereto are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

•
Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•
Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements, as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 12) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. Additionally, we use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the nine-month periods ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in both domestic and international markets. Our service contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

In addition to equipment and service offerings, our Hughes segment also enters into long-term contracts to design, develop, construct and install complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. Revenue from such contracts is generally recognized over time at a measure of progress that depicts the transfer of control of the goods or services to the customer. Depending on the nature of the arrangement, we measure progress toward contract completion using an appropriate input method or output method. Under the input method, we recognize the transaction price as revenue based on the ratio of costs incurred to estimated total costs at completion. Under the output method, revenue and cost of sales are recognized as products are delivered based on the expected profit for the entire agreement. Profit margins on long-term contracts generally are based on estimates of revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. We generally receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESS

Our ESS segment provides satellite operations through leasing arrangements and satellite services on a full-time and/or occasional-use basis to DISH Network and Dish Mexico, as well as government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. Our ESS segment also provides telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Other

Sales and Value Added Taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue.

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost after control over a product has transferred to the customer and are included in Cost of sales - equipment at the time of shipment.

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make the required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful. Bad debt expense related to our trade accounts receivable and other contract assets is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized under customer contracts and are included in Contract liabilities or Other noncurrent liabilities in our Condensed Consolidated Balance Sheets based on the timing of when we expect to recognize revenue. Contract liabilities include amounts that we referred to as deferred revenue in prior periods. We recognize contract liabilities as revenue after all revenue recognition criteria have been met.

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

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a specific contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Cost of sales - services and other in our Condensed Consolidated Statements of Operations.

Capitalized Software Costs

Internal-Use Software

Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.

Externally Marketed Software

Costs related to the procurement and development of software for externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of externally marketed software are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Realized gains and losses upon sales of debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations. We use the first-in, first-out method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in Interest income in our Condensed Consolidated Statements of Operations. We could realize proceeds from certain investments prior to their contractual maturity if we actually sell these securities before such maturity.

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

From time to time we make strategic investments in corporate debt securities. Generally, we elect to account for these debt securities using the fair value option because it results in consistency in accounting for unrealized gains and losses for all securities in our portfolio of strategic investments. When we elect the fair value option for investments in debt securities, we recognize periodic changes in fair value of these securities in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations. Interest income from these securities is reported in Interest income in our Condensed Consolidated Statements of Operations.

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available for sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic changes in the difference between fair value and cost in Unrealized gains (losses) on available-for-sale securities and other in our Condensed Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations. We used the first-in, first-out method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations.

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations. We recognize dividend income on equity securities on the ex-dividend date and report such income in Other, net in our Condensed Consolidated Statements of Operations.

Restricted Marketable Investment Securities

Restricted marketable investment securities that are pledged as collateral for our letters of credit or surety bonds are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist of investments in equity securities that are not publicly traded and do not have readily determinable fair values.

Equity Method

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the investee. Such investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Equity in earnings (losses) of unconsolidated affiliates, net in our Condensed Consolidated Statements of Operations. The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment.

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

Other Investments

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

Impairment Considerations

We evaluate all of our investments in unconsolidated entities periodically to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in Gains and losses on investments, net.

Research and Development

Costs incurred in research and development activities are generally expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in Cost of sales - equipment.

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

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs. Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional contract assets on our Condensed Consolidated Balance Sheets and the costs generally are recognized as expenses over a longer period of time in our Condensed Consolidated Statements of Operations. The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

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

Our adoption of these standards impacted the referenced line items on our Condensed Consolidated Balance Sheet, Statement of Operations and Statements of Comprehensive Income (Loss) as follows:

	As of September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$217,524	$8,511	$—	$226,035
Other current assets	$17,222	$(533)	$—	$16,689
Investments in unconsolidated entities	$160,669	$(6,071)	$—	$154,598
Other noncurrent assets, net	$262,866	$(33,310)	$—	$229,556
Total assets	$8,850,446	$(31,403)	$—	$8,819,043
Liabilities:
Contract liabilities	$74,135	$971	$—	$75,106
Accrued expenses and other	$72,464	$(255)	$—	$72,209
Deferred tax liabilities, net	$471,259	$(4,713)	$—	$466,546
Other noncurrent liabilities	$124,694	$2,234	$—	$126,928
Total liabilities	$4,591,716	$(1,763)	$—	$4,589,953
Stockholders’ Equity:
Accumulated other comprehensive loss	$(160,947)	$—	$40,407	$(120,540)
Accumulated earnings	$808,330	$(29,640)	$(40,407)	$738,283
Total EchoStar Corporation stockholders’ equity	$4,258,730	$(29,640)	$—	$4,229,090
Total liabilities and stockholders’ equity	$8,850,446	$(31,403)	$—	$8,819,043

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$388,248	$(99)	$—	$388,149
Total revenue	$532,953	$(99)	$—	$532,854
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$152,011	$951	$—	$152,962
Selling, general and administrative expenses	$107,490	$970	$—	$108,460
Total costs and expenses	$462,918	$1,921	$—	$464,839
Operating income (loss)	$70,035	$(2,020)	$—	$68,015
Other income (expense):
Interest expense, net of amounts capitalized	$(62,086)	$156	$—	$(61,930)
Gains and losses on investments, net	$4,693	$—	$(217)	$4,476
Equity in earnings (losses) of unconsolidated affiliates, net	$416	$169	$—	$585
Total other income (expense), net	$(40,697)	$325	$(217)	$(40,589)
Income (loss) from continuing operations before income taxes	$29,338	$(1,695)	$(217)	$27,426
Income tax benefit (provision)	$(12,836)	$394	$—	$(12,442)
Net income (loss)	$16,502	$(1,301)	$(217)	$14,984
Net income (loss) attributable to EchoStar Corporation common stock	$16,052	$(1,301)	$(217)	$14,534
Earnings (losses) per share:
Basic	$0.17	$(0.01)	$—	$0.15
Diluted	$0.17	$(0.01)	$—	$0.15

	For the three months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Comprehensive Income (Loss)		New Revenue Standard	New Investment Standard
	(In thousands)
Net income (loss)	$16,502	$(1,301)	$(217)	$14,984
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$(120)	$—	$217	$97
Total other comprehensive income (loss), net of tax	$(7,526)	$—	$217	$(7,309)
Comprehensive income (loss)	$8,976	$(1,301)	$—	$7,675
Comprehensive income (loss) attributable to EchoStar Corporation	$9,116	$(1,301)	$—	$7,815

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$1,118,733	$1,927	$—	$1,120,660
Total revenue	$1,560,702	$1,927	$—	$1,562,629
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$451,913	$3,428	$—	$455,341
Selling, general and administrative expenses	$313,839	$5,825	$—	$319,664
Total costs and expenses	$1,357,892	$9,253	$—	$1,367,145
Operating income (loss)	$202,810	$(7,326)	$—	$195,484
Other income (expense):
Interest expense, net of amounts capitalized	$(186,371)	$374	$—	$(185,997)
Gains and losses on investments, net	$33,426	$—	$(50,874)	$(17,448)
Equity in earnings (losses) of unconsolidated affiliates, net	$(2,651)	$846	$—	$(1,805)
Total other income (expense), net	$(104,560)	$1,220	$(50,874)	$(154,214)
Income (loss) from continuing operations before income taxes	$98,250	$(6,106)	$(50,874)	$41,270
Income tax benefit (provision)	$(25,235)	$1,591	$—	$(23,644)
Net income (loss)	$73,015	$(4,515)	$(50,874)	$17,626
Net income (loss) attributable to EchoStar Corporation common stock	$71,723	$(4,515)	$(50,874)	$16,334
Earnings (losses) per share:
Basic	$0.75	$(0.05)	$(0.53)	$0.17
Diluted	$0.74	$(0.05)	$(0.52)	$0.17

	For the nine months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Comprehensive Income (Loss)		New Revenue Standard	New Investment Standard
	(In thousands)
Net income (loss)	$73,015	$(4,515)	$(50,874)	$17,626
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$(105)	$—	$13,858	$13,753
Other-than-temporary impairment loss on available-for-sale securities in net income	$—	$—	$37,016	$37,016
Total other comprehensive income (loss), net of tax	$(42,649)	$—	$50,874	$8,225
Comprehensive income (loss)	$30,366	$(4,515)	$—	$25,851
Comprehensive income (loss) attributable to EchoStar Corporation	$30,463	$(4,515)	$—	$25,948

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in our Statement of Cash Flows. We adopted ASU No. 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our Condensed Consolidated Statements of Cash Flows. The adoption of this accounting standard d

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

id not have a material impact on our Statements of Cash Flows and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or finance leases and requires certain additional disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard, as amended in July 2018, may be applied either on a modified retrospective basis to the earliest period presented in our consolidated financial statements or as of the adoption date without restating prior periods, with certain practical expedients available. We plan to adopt the new standard as of January 1, 2019 without restating prior periods. We expect to elect certain transitional practical expedients upon adoption.

We anticipate this new standard will have a material impact on our consolidated balance sheets and may have a material impact on our consolidated income statements. While we are continuing to assess the potential impacts of the new standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged. We also expect in certain circumstances that our classifications of new and modified leases may be impacted by the new standard and affect our future operating results. We continue to evaluate the impact of this new standard on our consolidated financial statements and related disclosures and are not able to reasonably estimate such impacts at this time.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Callable Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	September 30, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$163,707	$156,794
Leasing	9,102	10,355
Total	172,809	167,149
Contract assets	57,172	34,615
Allowance for doubtful accounts	(12,457)	(12,027)
Total trade accounts receivable and contract assets, net	$217,524	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$9,372	$16,118
Leasing	1,693	27,177
Total trade accounts receivable - DISH Network, net	$11,065	$43,295

Contract liabilities:
Current	$74,135	$64,417
Noncurrent	11,903	13,036
Total contract liabilities	$86,038	$77,453

For the nine months ended September 30, 2018, we recognized revenue of $54.2 million that was previously included in the contract liability balance at January 1, 2018.

Our bad debt expense was $8.0 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $14.8 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2018, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.00 billion. We expect to recognize approximately 38.0% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

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

We have had de minimis activity from our discontinued operations for the three and nine months ended September 30, 2018. The following table presents the operating results of our discontinued operations for the three and nine months ended September 30, 2017:

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
	(In thousands)
Revenue:
Equipment, services and other revenue - DISH Network	$—	$143,063
Equipment, services and other revenue - other	(45)	10,344
Total revenue	(45)	153,407
Costs and expenses:
Cost of equipment, services and other	19	121,973
Selling, general and administrative expenses	(590)	5,502
Research and development expenses	—	4,635
Depreciation and amortization	—	11,659
Total costs and expenses	(571)	143,769
Operating income (expense)	526	9,638
Other income (expense):
Interest expense	—	(15)
Equity in losses of unconsolidated affiliates, net	—	(1,159)
Other, net	2	(61)
Total income (expense), net	2	(1,235)
Income from discontinued operations before income taxes	528	8,403
Income tax provision, net	(1,182)	(1,949)
Net income (loss) from discontinued operations	$(654)	$6,454

Expenditures for property and equipment from our discontinued operations totaled $12.5 million for the nine months ended September 30, 2017.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total assets and total liabilities of the discontinued operations were $0.1 million and $0.5 million, respectively, as of December 31, 2017.

NOTE 5.    EARNINGS PER SHARE

We present basic earnings or losses per share (“EPS”) and diluted EPS for our Class A and Class B common stock. Basic EPS for our Class A and Class B common stock excludes potential dilution and is computed by dividing Net income attributable to EchoStar Corporation common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if shares of common stock were issued pursuant to our stock-based compensation awards. The potential dilution from common stock awards was computed using the treasury stock method based on the average market value of our Class A common stock during the period. The calculation of our diluted weighted-average common shares outstanding excluded options to purchase shares of our Class A common stock, whose effect would be anti-dilutive, of 2.2 million and 1.0 million shares for the three months ended September 30, 2018 and 2017, respectively, and 1.4 million and 1.0 million shares for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents basic and diluted EPS amounts for all periods and the corresponding weighted-average shares outstanding used in the calculations.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Amounts attributable to EchoStar Corporation common stock:
Net income from continuing operations	$16,052	$35,323	$71,723	$74,079
Net income from discontinued operations	—	(654)	—	6,454
Net income attributable to EchoStar Corporation common stock	$16,052	$34,669	$71,723	$80,533

Weighted-average common shares outstanding:
Basic	96,166	95,656	96,049	95,316
Dilutive impact of stock awards outstanding	714	1,234	922	1,310
Diluted	96,880	96,890	96,971	96,626

Earnings per share:
Basic:
Continuing operations	$0.17	$0.37	$0.75	$0.78
Discontinued operations	—	(0.01)	—	0.06
Total basic earnings per share	$0.17	$0.36	$0.75	$0.84

Diluted:
Continuing operations	$0.17	$0.36	$0.74	$0.77
Discontinued operations	—	—	—	0.06
Total diluted earnings per share	$0.17	$0.36	$0.74	$0.83

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2016	$(135,434)	$10,631	$(124,803)
Other comprehensive income before reclassifications	33,162	2,369	35,531
Amounts reclassified to net income	—	540	540
Other comprehensive income	33,162	2,909	36,071
Balance, September 30, 2017	$(102,272)	$13,540	$(88,732)

Balance, December 31, 2017	$(119,430)	$(10,724)	$(130,154)
Cumulative effect of adoption of ASU No. 2016-01 as of January 1, 2018 (Note 2)	—	10,467	10,467
Balance, January 1, 2018	(119,430)	(257)	(119,687)
Other comprehensive loss before reclassifications	(41,151)	(105)	(41,256)
Amounts reclassified to net income	—	(4)	(4)
Other comprehensive loss	(41,151)	(109)	(41,260)
Balance, September 30, 2018	$(160,581)	$(366)	$(160,947)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below. Certain of our investments in debt and equity instruments have historically experienced and are likely to continue experiencing volatility.

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$1,496,456	$542,573
Other debt securities	217,410	142,036
Total debt securities	1,713,866	684,609
Equity securities	138,729	139,571
Total marketable investment securities	1,852,595	824,180
Less: Restricted marketable investment securities	9,720	10,019
Total marketable investment securities	$1,842,875	$814,161

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

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2018
Corporate bonds	$1,462,498	$714	$(761)	$1,462,451
Other debt securities	217,420	—	(10)	217,410
Total available-for-sale debt securities	$1,679,918	$714	$(771)	$1,679,861
As of December 31, 2017
Corporate bonds	$542,861	$—	$(288)	$542,573
Other debt securities	142,082	—	(46)	142,036
Total available-for-sale debt securities	$684,943	$—	$(334)	$684,609

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, corporate bonds where we have elected the fair value option have a fair value of $34.0 million. We recognized losses of $14.9 million and gains of $8.2 million on these securities for the three and nine months ended September 30, 2018, respectively. We had no debt securities that were accounted for using the fair value option during the three or nine months ended September 30, 2017.

As of September 30, 2018, we have $964.6 million of available-for-sale debt securities with contractual maturities of one year or less and $715.2 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $87.1 million and trading securities with a fair value of $52.5 million. Our available-for-sale securities as of December 31, 2017 reflected an adjusted cost basis of $97.5 million and unrealized gains and losses of $7.9 million and $18.4 million, respectively. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the nine months ended September 30, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the nine months ended September 30, 2017.

For each of the three and nine months ended September 30, 2017, Gains and losses on investments, net included gains of $19.9 million, related to trading securities that we held as of September 30, 2017. The fair values of our trading securities were $23.9 million as of September 30, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in Gains and losses on investments, net in our Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2018, Gains and losses on investments, net included net gains of $19.7 million and $25.3 million, respectively, related to equity securities that we held as of September 30, 2018.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities, including securities accounted for using the fair value option, were $150.9 million for each of the three and nine months ended September 30, 2018 and zero and $31.0 million for the three and nine months ended September 30, 2017, respectively. We recognized gains as a result of such sales of zero for each of the three and nine months ended September 30, 2018 and zero and $2.8 million for the three and nine months ended September 30, 2017, respectively. Sales of securities accounted for using the fair value option do not result in gains or losses because we recognize unrealized gains and losses on such securities prior to the time of sale.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of September 30, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$1,496,456	$1,496,456	$—	$542,573	$542,573
Other	10,436	206,974	217,410	13,311	128,725	142,036
Total debt securities	10,436	1,703,430	1,713,866	13,311	671,298	684,609
Equity securities	132,291	6,438	138,729	133,736	5,835	139,571
Total marketable investment securities	$142,727	$1,709,868	$1,852,595	$147,047	$677,133	$824,180

NOTE 8.    INVENTORY

Our inventory consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$6,266	$5,484
Work-in-process	7,409	7,442
Finished goods	56,386	70,669
Total inventory	$70,061	$83,595

NOTE 9.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		September 30, 2018	December 31, 2017
		(In thousands)
Land	—	$33,603	$33,713
Buildings and improvements	1 to 40	184,847	185,148
Furniture, fixtures, equipment and other	1 to 12	772,335	736,533
Customer rental equipment	2 to 4	1,103,408	929,775
Satellites - owned	2 to 15	2,816,628	3,064,391
Satellites - acquired under capital leases	10 to 15	1,045,242	916,820
Construction in progress	—	300,642	260,220
Total property and equipment		6,256,705	6,126,600
Accumulated depreciation		(2,814,168)	(2,661,129)
Property and equipment, net		$3,442,537	$3,465,471

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$232,599	$211,765
Satellite related equipment	34,948	28,358
Other	33,095	20,097
Construction in progress	$300,642	$260,220

Construction in progress as of September 30, 2018 included our EchoStar XXIV satellite, which is expected to launch in 2021.

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Buildings and improvements	$2,972	$4,641	$9,057	$12,292
Furniture, fixtures, equipment and other	20,745	19,511	61,958	54,173
Customer rental equipment	43,584	39,104	129,907	103,781
Satellites	72,545	61,078	211,748	173,293
Total depreciation expense	$139,846	$124,334	$412,670	$343,539

Satellites

As of September 30, 2018, our satellite fleet consisted of 18 satellites, 13 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms.

Recent Developments

EchoStar I and EchoStar VI. The EchoStar I and EchoStar VI satellites were removed from their orbital locations and retired from commercial service in January 2018 and May 2018, respectively. The retirement of these satellites has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in Other current assets in the Condensed Consolidated Balance Sheets, representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Telesat T19V . In September 2015, we entered into agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on the Telesat T19V satellite at the 63 degree west longitude orbital location for a 15-year term. We were not party to the construction contract. The Telesat T19V satellite was launched in July 2018 and placed into service in October 2018. We expect this satellite to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the nine months ended September 30, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2018 as compared to the same period in 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulatory Authorizations

Regulatory authorizations included amounts with both finite and indefinite useful lives, as follows:

	As of December 31, 2017	Additions	Currency Translation Adjustment	As of September 30, 2018
	(In thousands)
Finite useful lives:
Cost	$92,621	$—	$(9,419)	$83,202
Accumulated amortization	(21,342)	(3,933)	2,011	(23,264)
Net	71,279	(3,933)	(7,408)	59,938
Indefinite lives	465,657	—	—	465,657
Total regulatory authorizations, net	$536,936	$(3,933)	$(7,408)	$525,595

Other Intangible Assets

As of September 30, 2018 and December 31, 2017, accumulated amortization for our other intangible assets was $313.4 million and $302.3 million, respectively.

NOTE 11.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for most of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the nine months ended September 30, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

Our investments in unconsolidated entities consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$95,231	$91,702
Other equity investments without a readily determinable fair value	65,438	69,725
Total investments in unconsolidated entities	$160,669	$161,427

In January 2017, we sold our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network for $19.4 million. Our investment was accounted for using the cost method and had a carrying amount of $10.5 million on the date of sale and as a result we recognized a gain of $8.9 million in connection with this transaction for the nine months ended September 30, 2017. See Note 17 for additional information about this transaction.

In connection with the Share Exchange (see Notes 4 and 17), our equity interests in NagraStar L.L.C. and SmarDTV SA, which we accounted for using the equity method, and our equity interest in Sling TV Holding L.L.C., which we accounted for using the cost method, were transferred to DISH Network as of February 28, 2017.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and capital lease obligations.

	Effective Interest Rate	As of
		September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,011,958	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	736,590	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	974,088	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	730,778	750,000	791,865
Less: Unamortized debt issuance costs		(18,947)	—	(24,857)	—
Subtotal		3,371,053	$3,453,414	3,365,143	$3,596,524
Capital lease obligations		241,854		269,701
Total debt and capital lease obligations		3,612,907		3,634,844
Less: Current portion		(1,030,088)		(40,631)
Long-term debt and capital lease obligations, net		$2,582,819		$3,594,213

NOTE 13.    INCOME TAXES

Provision For Income Taxes

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

Our income tax provision was approximately $12.8 million for the three months ended September 30, 2018 compared to an income tax provision of $6.1 million for the three months ended September 30, 2017. Our estimated effective income tax rate was 43.8% and 14.5% for the three months ended September 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to the change in net unrealized gains that are capital in nature. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2017 were primarily due to various permanent tax differences, the increase in our valuation allowance associated with unrealized gains that are capital in nature and a change in the amount of unrecognized tax benefit from uncertain tax positions.

Our income tax provision was approximately $25.2 million for the nine months ended September 30, 2018 compared to an income tax provision of $9.1 million for the nine months ended September 30, 2017. Our estimated effective income tax rate was 25.7% and 11.0% for the nine months ended September 30, 2018 and 2017, respectively. The

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

U.S. Tax Cuts and Jobs Act

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 12, Income Taxes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. As of September 30, 2018, the tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional, except for the amount of the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries, which we decreased by $0.2 million to zero and which is now final. The other estimates remain provisional. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make additional adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

NOTE 14.    STOCK-BASED COMPENSATION

Stock Option Activity

We maintain stock incentive plans to attract and retain officers, directors and employees. Stock awards under these plans may include both performance-based and non-performance based stock incentives. We granted stock options and other incentive awards to our employees and nonemployee directors to acquire the following shares of our Class A common stock:

	During the three months ended September 30,		During the nine months ended September 30,
	2018	2017	2018	2017

Stock options and other incentive awards granted	27,590	62,600	211,326	1,263,350

On April 1, 2017, we granted to Mr. Ergen, our Chairman, an option to purchase 1.1 million shares of Class A common stock. On April 24, 2017, Mr. Ergen voluntarily forfeited a portion of the options covering 600,000 shares and we canceled such forfeited portion of the options.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

Total noncash, stock-based compensation expense for all of our employees is shown in the following table for the three and nine months ended September 30, 2018 and 2017, respectively, and was assigned to the same expense categories as the base compensation for such employees:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Research and development expenses	$162	$297	$503	$774
Selling, general and administrative expenses	2,499	2,965	7,268	7,932
Total stock-based compensation	$2,661	$3,262	$7,771	$8,706

As of September 30, 2018, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $16.3 million.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2018 and December 31, 2017, our satellite-related obligations were approximately $836.6 million and $923.9 million, respectively. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may have in the future patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be tripled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these parties do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these parties on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Separation Agreement and Share Exchange

In connection with the Spin-off (See Note 2), we entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, we assumed certain liabilities that relate to our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, we will generally only be liable for our acts or omissions following the Spin-off and DISH Network will indemnify us for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the Share Exchange, we entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between us and DISH Network for certain pre-existing liabilities and legal proceedings.

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The parties are currently briefing the appeal. We cannot predict with certainty the outcome of the appeal. As of September 30, 2018 and December 31, 2017, we have recorded an accrual of approximately $3.2 million and $2.5 million, respectively, with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” On February 13, 2018, we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 patent, as well as one of the asserted claims of the 728 patent. On September 5, 2018, the USPTO declined to institute proceedings for the petition that we had filed against the 728 patent. On September 12, 2018, the USPTO instituted proceedings to review the validity of the asserted claims of the 707 patent. In a stipulation filed on October 24, 2018, Realtime voluntarily elected not to pursue any previously asserted claims from the 992, 530, 513, 908, 867 and 204 patents. Realtime is currently alleging that the 707 and 728 patents are infringed by certain HNS data compression products and services. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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
(Unaudited)

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the Corporate and Other column in the tables below or in the reconciliation of EBITDA below.

Eliminations of intersegment transactions are included in the Corporate and Other column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments. Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $12.5 million for the nine months ended September 30, 2017.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
External revenue	$444,762	$83,482	$4,709	$532,953
Intersegment revenue	$—	$525	$(525)	$—
Total revenue	$444,762	$84,007	$4,184	$532,953
EBITDA	$164,135	$72,156	$(16,111)	$220,180
Capital expenditures	$110,550	$29	$56,576	$167,155

For the three months ended September 30, 2017
External revenue	$379,702	$96,743	$4,788	$481,233
Intersegment revenue	$359	$350	$(709)	$—
Total revenue	$380,061	$97,093	$4,079	$481,233
EBITDA	$131,817	$78,345	$9,699	$219,861
Capital expenditures	$108,428	$8,203	$75,500	$192,131

For the nine months ended September 30, 2018
External revenue	$1,271,527	$274,609	$14,566	$1,560,702
Intersegment revenue	$359	$1,576	$(1,935)	$—
Total revenue	$1,271,886	$276,185	$12,631	$1,560,702
EBITDA	$452,982	$238,789	$(20,121)	$671,650
Capital expenditures	$285,352	$(76,653)	$129,030	$337,729

For the nine months ended September 30, 2017
External revenue	$1,070,715	$294,839	$13,906	$1,379,460
Intersegment revenue	$1,428	$946	$(2,374)	$—
Total revenue	$1,072,143	$295,785	$11,532	$1,379,460
EBITDA	$342,693	$241,873	$3,472	$588,038
Capital expenditures	$270,624	$21,351	$118,170	$410,145

The following table reconciles total consolidated EBITDA to reported Income from continuing operations before income taxes in our Condensed Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
EBITDA	$220,180	$219,861	$671,650	$588,038
Interest income and expense, net	(40,737)	(43,634)	(130,134)	(126,156)
Depreciation and amortization	(150,555)	(134,822)	(444,558)	(379,939)
Net income attributable to noncontrolling interests	450	532	1,292	351
Income from continuing operations before income taxes	$29,338	$41,937	$98,250	$82,294

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of the products and services.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America and other foreign locations as well as by segment, based on the location where the goods or services are provided. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
North America:
U.S.	$355,263	$77,995	$4,359	$437,617
Canada and Mexico	18,197	5,837	—	24,034
All other	71,302	175	(175)	71,302
Total revenue	$444,762	$84,007	$4,184	$532,953

For the nine months ended September 30, 2018
North America:
U.S.	$1,023,276	$258,148	$13,157	$1,294,581
Canada and Mexico	48,911	17,511	—	66,422
All other	199,699	526	(526)	199,699
Total revenue	$1,271,886	$276,185	$12,631	$1,560,702

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
Equipment	$56,846	$—	$—	$56,846
Services	320,961	6,669	1,382	329,012
Design, development and construction services	16,624	—	—	16,624
Revenue from sales and services	394,431	6,669	1,382	402,482
Leasing income	50,331	77,338	2,802	130,471
Total revenue	$444,762	$84,007	$4,184	$532,953

For the nine months ended September 30, 2018
Equipment	$150,134	$—	$—	$150,134
Services	928,971	20,962	4,292	954,225
Design, development and construction services	46,676	—	—	46,676
Revenue from sales and services	1,125,781	20,962	4,292	1,151,035
Leasing income	146,105	255,223	8,339	409,667
Total revenue	$1,271,886	$276,185	$12,631	$1,560,702

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17.    RELATED PARTY TRANSACTIONS

DISH Network

Following the Spin-off, EchoStar Corporation and DISH have operated as separate publicly-traded companies. A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. In addition, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EchoStar XVI. In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five years to January 2023. DISH Network has the option to renew for an additional five year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. During 2018, we and DISH Network further amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 west longitude orbital location.

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

QuetzSat-1 Agreement. In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we lease back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which     DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes satellite internet service (the “Hughes service”). DISH Network pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Hughes service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Network was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds. Effective November 2011, we and DISH Network entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which we provided certain portions of the equipment and broadband service used to implement DISH Network’s RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, we are required to continue providing services to DISH Network’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement. In connection with the Spin-off, we entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, we and DISH Network agreed that we continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Mr. Vivek Khemka, who was then employed as DISH Network’s Executive Vice President and Chief Technology Officer, provided services to us during portions of 2016 and through February 2017 pursuant to the Professional Services Agreement as President -- EchoStar Technologies L.L.C. Additionally, we and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from us (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, we and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that we and DISH Network shall have the right to receive additional services that either we or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. The term of the Amended and Restated Professional Services Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cheyenne Lease Agreement. In connection with the Share Exchange, effective March 2017 we lease from DISH Network certain space at 530 EchoStar Drive in Cheyenne, Wyoming for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. We have the option to renew this lease for twelve one-year periods.

Gilbert Lease Agreement. In connection with the Share Exchange, effective March 2017 we lease from DISH Network certain space at 801 N. DISH Dr. in Gilbert, Arizona for a period ending in February 2019. In August 2018, we exercised our option to renew this lease for a one year period ending in February 2020. We have the option to renew this lease for twelve one-year periods.

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

Share Exchange Agreement. On January 31, 2017, EchoStar Corporation and certain of our subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries pursuant to which, on February 28, 2017, we received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets. Following

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consummation of the Share Exchange on February 28, 2017, we no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, we transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by us related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. We and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by us or DISH causes the transaction to be taxable to the other party after closing. See Notes 1 and 4 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Hughes service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.4 million and $10.9 million for the three months ended September 30, 2018 and 2017, respectively, and $26.3 million and $15.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, we and DISH Network entered into an Intellectual Property and Technology License Agreement (“IPTLA”) pursuant to which we and DISH Network license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we granted to DISH Network a license to our intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, among other things, for the continued use of all intellectual property and technology that is used in our retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, we and DISH entered into a tax matters agreement. This agreement governs certain of our rights, responsibilities and obligations with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, we are responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both we and DISH Network made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both we and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify us if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined below, which continues in full force and effect.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In August 2018, we and DISH Network amended the Tax Sharing Agreement and the 2013 agreements (the “Tax Sharing Amendment”). Under the Tax Sharing Amendment, to the extent permitted by applicable tax law, DISH Network is entitled to apply the benefit of our 2009 net operating losses (the “SATS 2009 NOLs”) to DISH Network’s federal tax return for the year ended December 31, 2008, in exchange for DISH Network paying us over time the value of the net annual federal income taxes paid by us that would have been otherwise offset by the SATS 2009 NOLs. The Tax Sharing Amendment also requires us and DISH Network to pay the other for the benefits of certain past and future federal research and development tax credits that we or DISH Network receive or received as a result of being part of a controlled group under the Internal Revenue Code of 1986, as amended, and requires DISH Network to compensate us for certain past tax losses utilized by DISH Network and for certain past and future excess California research and development tax credits generated by us and used by DISH Network. In addition, the Tax Sharing Amendment extends the term of the State Tax Arrangement to the earlier to occur of termination of the Tax Sharing Agreement, a change in control of either us or DISH Network or, for any particular state, if we and DISH Network no longer file a combined tax return for such state.

We and DISH Network file combined income tax returns in certain states. We have earned and recognized tax benefits for certain state income tax credits that we would be unable to utilize currently if we had filed separately from DISH Network. We have charged Additional paid-in capital in prior periods when DISH Network has utilized such tax benefits. We expect to increase Additional paid-in capital upon receipt of any consideration that DISH Network pays to us in exchange for these tax credits.

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

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Patent Cross-License Agreements. In December 2011, we and DISH Network entered into separate patent cross-license agreements with the same third party whereby: (i) we and such third party licensed our respective patents to each other subject to certain conditions; and (ii) DISH Network and such third party licensed their respective patents to each other subject to certain conditions (each, a “Cross-License Agreement”). Each Cross-License Agreement covers patents acquired by the respective party prior to January 2017 and aggregate payments under both Cross-License Agreements were less than $10.0 million. Each Cross-License Agreement contained an option to extend each Cross-License Agreement to include patents acquired by the respective party prior to January 2022. In December 2016, both we and DISH Network exercised our respective renewal options, resulting in aggregate additional payments to such third party totaling less than $3.0 million. Since the aggregate payments under both Cross-License Agreements were based on the combined annual revenue of us and DISH Network, we and DISH Network agreed to allocate our respective payments to such third party based on our respective percentage of combined total revenue.

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against us and DISH Network, in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, Caltech dismissed with prejudice all of its claims in these actions in May 2016.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.5% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.5%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Dish Mexico

We own 49.0% of Dish Mexico, an entity that provides direct-to-home satellite services in Mexico. We provide certain satellite services to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico of approximately $5.8 million for each of the three months ended September 30, 2018 and 2017 and $17.5 million for each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, we had trade accounts receivable from Dish Mexico of approximately $5.9 million and $7.6 million, respectively.

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $0.8 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero and $0.1 million for the three and nine months ended September 30, 2017, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. We recognized revenue under this agreement of approximately $5.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had trade accounts receivable from Global IP of approximately $1.5 million and zero, respectively.

TerreStar Solutions

DISH Network owns approximately 33% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provides, among other things, warranty and support services. We recognized revenue of approximately $2.7 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had zero trade accounts receivable from TSI.

Discontinued Operations

See Discontinued Operations in Note 19 in the notes to consolidated financial statements in Item 15 of our Form 10-K for the year ended December 31, 2017 for a description of agreements or investments that were terminated or transferred to DISH Network as part of the Share Exchange. We have no further obligations, have earned no additional revenue and incurred no additional expense, as applicable, under such agreements and investments after February 2017. Historical transactions under such agreements and investments are reported in Net income (loss) from discontinued operations in our Condensed Consolidated Statements of Operations (see Note 4).

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For the nine months ended September 30
	2018	2017
	(in thousands)
Employee benefits paid in Class A common stock	$7,605	$11,200
Property and equipment financed under capital lease obligations	$187	$8,423
Increase (decrease) in capital expenditures included in accounts payable, net	$17,058	$(3,494)
Capitalized in-orbit incentive obligations	$—	$43,890
Noncash net assets exchanged for Tracking Stock (Note 1)	$—	$299,425

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the nine months ended September 30, 2018 and $0.7 million and $0.8 million, respectively, for the nine months ended September 30, 2017. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of September 30, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $107.6 million and $112.2 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $104.5 million as of September 30, 2018 and related amortization expense totaled $21.0 million and $61.7 million for the three and nine months ended September 30, 2018, respectively.

Unamortized contract fulfillment costs totaled $2.6 million as of September 30, 2018 and related amortization expense was de minimis for the three and nine months ended September 30, 2018.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$5,555	$7,038	$18,443	$20,724
Research and development	$6,544	$8,302	$20,328	$23,444

ECHOSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized Software Costs

As of September 30, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $95.7 million and $88.1 million, respectively, of which $31.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $9.6 million and $8.3 million for the three months ended September 30, 2018 and 2017, respectively, and $24.6 million and $25.4 million for the nine months ended September 30, 2018 and 2017, respectively. We recorded amortization expense relating to the development of externally marketed software of $5.8 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively, and $16.9 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately three years as of September 30, 2018.

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

EXECUTIVE SUMMARY

EchoStar is a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

Highlights from our financial results are as follows:

2018 Third Quarter Consolidated Results of Operations

•	Revenue of $533.0 million

•	Operating income of $70.0 million

•	Net income from continuing operations of $16.5 million

•	Net income attributable to EchoStar common stock of $16.1 million and basic earnings per share of common stock of $0.17

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $220.2 million (see reconciliation of this non-GAAP measure on page 59)

Consolidated Financial Condition as of September 30, 2018

•	Total assets of $8.85 billion

•	Total liabilities of $4.59 billion

•	Total stockholders’ equity of $4.26 billion

•	Cash, cash equivalents and current marketable investment securities of $3.44 billion

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2018, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) to establish a new entity to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia. The new entity will provide broadband internet services operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites and we will invest cash and supply solutions for network operations and management. Following the closing of the transaction, we will own a 20% interest in the new entity. The completion of the transaction is subject to customary regulatory approvals and closing conditions.  While we currently expect the transaction to be consummated in the fourth quarter of 2018, no assurance can be given that the transaction will be consummated on the terms agreed to, within that time frame or at all.

In August 2017, we entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite, which we expect to use to provide fixed satellite services throughout North, South and Central America. In the second half of 2018, Maxar Technologies Ltd. (“Maxar), the parent company of SSL, announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. SSL has indicated to us that it intends to meet its contractual requirements regarding the manufacture of the EchoStar XXIV satellite. However, if SSL or any successor fails to meet these requirements for any reason, including if Maxar decides to discontinue, wind down or otherwise significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, completing the manufacture of the EchoStar XXIV satellite and our planned expansion of fixed satellite services throughout North, South and Central America. Capital expenditures associated with the construction and launch of this satellite are included in Corporate and Other.

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

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, we made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. The investment is reflected in Corporate and Other. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. We began the production of OneWeb’s ground network system equipment in 2017 and delivered initial gateway and other equipment in 2018. We expect to continue delivering additional equipment and services to OneWeb.

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

XIX satellites in Central and South America. We began to provide consumer satellite broadband service in Colombia and Peru in the third quarter of 2017 and fourth quarter of 2018, respectively, and we expect to launch similar services in various other Central and South American countries thereafter.

As of September 30, 2018 and December 31, 2017, our Hughes segment had approximately 1,332,000 and 1,208,000 broadband subscribers, respectively. These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our total gross subscriber additions for the third quarter of 2018 increased by approximately 11,000 compared to the second quarter of 2018. Our average monthly subscriber churn percentage for the third quarter of 2018 increased slightly compared to the second quarter of 2018.  Our total net subscriber additions were approximately 33,000 for the quarter ended September 30, 2018 compared to approximately 31,000 for the quarter ended June 30, 2018. The increase in the net subscriber additions was primarily due to higher consumer subscriber additions during the third quarter of 2018 compared to the second quarter of 2018.

As of September 30, 2018 and December 31, 2017, our Hughes segment had approximately $1.52 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite operations and satellite services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the FSS industry, has encountered and may continue to encounter negative pressure on transponder rates and demand.

We provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture we entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment. Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements. DISH Network’s capacity requirements have been driven by the continued migration of programming to high-definition television and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. DISH Network’s satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018. As a result, we expect a $42.8 million annualized decrease in our revenue. We are exploring other opportunities to utilize this satellite in the future.

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

As of September 30, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog of approximately $908.0 million and $1.16 billion, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, make our business more valuable, align us for future growth and expansion, maximize the return on our investments, and strengthen our relationships with our customers. We may allocate or dispose of significant resources for long-term value that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

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

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the nine months ended September 30, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the three months ended September 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$87,859	$111,135	$(23,276)	(20.9)
Services and other revenue - other	388,248	310,973	77,275	24.8
Equipment revenue	56,846	59,125	(2,279)	(3.9)
Total revenue	532,953	481,233	51,720	10.7
Costs and expenses:
Cost of sales - services and other	152,011	143,048	8,963	6.3
% of total services and other revenue	31.9%	33.9%
Cost of sales - equipment	46,318	47,644	(1,326)	(2.8)
% of total equipment revenue	81.5%	80.6%
Selling, general and administrative expenses	107,490	91,003	16,487	18.1
% of total revenue	20.2%	18.9%
Research and development expenses	6,544	8,302	(1,758)	(21.2)
% of total revenue	1.2%	1.7%
Depreciation and amortization	150,555	134,822	15,733	11.7
Total costs and expenses	462,918	424,819	38,099	9.0
Operating income	70,035	56,414	13,621	24.1

Other income (expense):
Interest income	21,349	12,012	9,337	77.7
Interest expense, net of amounts capitalized	(62,086)	(55,646)	6,440	11.6
Gains and losses on investments, net	4,693	20,090	(15,397)	(76.6)
Equity in earnings (losses) of unconsolidated affiliates, net	416	4,381	(3,965)	(90.5)
Other, net	(5,069)	4,686	(9,755)	*
Total other income (expense), net	(40,697)	(14,477)	(26,220)	*
Income from continuing operations before income taxes	29,338	41,937	(12,599)	(30.0)
Income tax provision, net	(12,836)	(6,082)	6,754	*
Net income from continuing operations	16,502	35,855	(19,353)	(54.0)
Net income (loss) from discontinued operations	—	(654)	654	(100.0)
Net income	16,502	35,201	(18,699)	(53.1)
Less: Net income attributable to noncontrolling interests	450	532	(82)	(15.4)
Net income attributable to EchoStar Corporation common stock	$16,052	$34,669	$(18,617)	(53.7)

Other data:
EBITDA (2)	$220,180	$219,861	$319	0.1
Subscribers, end of period	1,332,000	1,140,000	192,000	16.8
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 72 and 73 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 59. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 73.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $87.9 million for the three months ended September 30, 2018, a decrease of $23.3 million or 20.9%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the three months ended September 30, 2018 decreased by $8.1 million, or 41.0%, to $11.7 million compared to the same period in 2017.  The decrease was primarily attributable to a continued decrease in residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the three months ended September 30, 2018 decreased by $15.0 million, or 17.3%, to $71.6 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $2.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $1.2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite and (iv) $1.1 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Services and other revenue - other.  Services and other revenue - other totaled $388.2 million for the three months ended September 30, 2018, an increase of $77.3 million or 24.8%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the three months ended September 30, 2018 increased by $75.1 million, or 24.9%, to $376.2 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $70.6 million and $3.2 million, respectively.

Services and other revenue - other from our ESS segment for the three months ended September 30, 2018 increased by $1.9 million, or 17.7%, to $12.4 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $56.8 million for the three months ended September 30, 2018, a decrease of $2.3 million or 3.9%, compared to the same period in 2017.  The decrease was mainly due to decreases in hardware sales in our Hughes segment of $11.6 million to our domestic consumer and enterprise customers and $3.1 million to mobile satellite systems customers. The decrease was partially offset by increases in hardware sales in our Hughes segment of $11.4 million to our international enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $152.0 million for the three months ended September 30, 2018, an increase of $9.0 million or 6.3%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the three months ended September 30, 2018 increased by $14.2 million, or 11.3%, to $140.0 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended September 30, 2018 decreased by $5.7 million, or 34.9%, to $10.6 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cost of sales - equipment.  Cost of sales - equipment totaled $46.3 million for the three months ended September 30, 2018, a decrease of $1.3 million or 2.8%, compared to the same period in 2017. The decrease was mainly due to a decrease in hardware sales in our Hughes segment to our domestic consumer and enterprise customers and mobile satellite systems customers, partially offset by an increase in hardware sales to our international enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $107.5 million for the three months ended September 30, 2018, an increase of $16.5 million or 18.1%, compared to the same period in 2017.  General and administrative expenses increased $10.7 million primarily attributable to bad debt expense from our Hughes segment. Selling expenses increased $5.8 million primarily attributable to the amortization of contract acquisition and fulfillment costs from our Hughes segment.

Depreciation and amortization.  Depreciation and amortization expenses totaled $150.6 million for the three months ended September 30, 2018, an increase of $15.7 million or 11.7%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of (i) $8.5 million relating to the EchoStar XXI and EchoStar 105/SES-11 satellites, which were placed into service in the fourth quarter of 2017, and the Telesat T19V satellite, which was placed into service in the fourth quarter of 2018, (ii) $4.5 million relating to our customer rental equipment and (iii) $3.1 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite.

Interest income.  Interest income totaled $21.3 million for the three months ended September 30, 2018, an increase of $9.3 million or 77.7%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $62.1 million for the three months ended September 30, 2018, an increase of $6.4 million or 11.6%, compared to the same period in 2017.  The increase was primarily due to a decrease of $9.8 million in capitalized interest relating to the EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the second and fourth quarters of 2017, respectively. The increase was partially offset by an increase of $3.0 million in capitalized interest relating to the construction of the EchoStar XXIV satellite.

Gains and losses on investments, net.  Gains and losses on investments, net totaled $4.7 million in gains for the three months ended September 30, 2018, a decrease of $15.4 million or 76.6%, compared to the same period in 2017. The decrease was attributable to losses of $14.9 million on certain debt securities that we account for using the fair value option in the third quarter of 2018.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $0.4 million in gains for the three months ended September 30, 2018, a decrease of $4.0 million or 90.5%, compared to the same period in 2017. The decrease was primarily related to a decrease in earnings from our investments in our unconsolidated affiliates.

Other, net.  Other, net totaled $5.1 million in losses for the three months ended September 30, 2018 compared to $4.7 million in income for three months ended September 30, 2017. The decrease of $9.8 million was primarily related to an unfavorable foreign exchange impact of $6.6 million in the third quarter of 2018 compared to the same period in 2017, a net loss of $1.8 million from the call options of certain marketable equity securities in the third quarter of 2018, and a decrease of $1.3 million in dividends received from certain marketable equity securities in the third quarter of 2018.

Income tax provision, net.  Income tax provision was $12.8 million for the three months ended September 30, 2018, an increase of $6.8 million, compared to the same period in 2017. Our effective income tax rate was 43.8% and 14.5% for the three months ended September 30, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to the change in net unrealized gains that are capital in nature. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2017 were primarily due to various permanent tax differences, the increase in our valuation allowance associated with unrealized gains that are capital in nature and a change in the amount of unrecognized tax benefit from uncertain tax positions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net income attributable to EchoStar Corporation.  Net income attributable to EchoStar Corporation totaled $16.1 million for the three months ended September 30, 2018, a decrease of $18.6 million or 53.7% compared to the same period in 2017 as set forth in the following table:

Amounts
(In thousands)
Net income attributable to EchoStar Corporation for the three months ended September 30, 2017	$34,669
Decrease in gains on investments, net	(15,397)
Decrease in other income	(9,755)
Increase in income tax provision, net	(6,754)
Increase in interest expense, net of amounts capitalized	(6,440)
Decrease in equity in earnings of unconsolidated affiliates, net	(3,965)
Increase in operating income, including depreciation and amortization	13,621
Increase in interest income	9,337
Decrease in net loss from discontinued operations	654
Decrease in net income attributable to noncontrolling interests	82
Net income attributable to EchoStar Corporation for the three months ended September 30, 2018	$16,052

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the three months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$16,502	$35,201	$(18,699)	(53.1)

Interest income and expense, net	40,737	43,634	(2,897)	(6.6)
Income tax provision, net	12,836	6,082	6,754	*
Depreciation and amortization	150,555	134,822	15,733	11.7
Net income from discontinued operations	—	654	(654)	(100.0)
Net income attributable to noncontrolling interests	(450)	(532)	82	(15.4)
EBITDA	$220,180	$219,861	$319	0.1
*    Percentage is not meaningful.

EBITDA was $220.2 million for the three months ended September 30, 2018, an increase of $0.3 million or 0.1%, compared to the same period in 2017.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $29.4 million, or 15.3%. The increase was primarily offset by (i) a decrease of $15.4 million in gains on investments, net of losses and impairment, (ii) a decrease of $9.8 million in other income and (iii) a decrease of $4.0 million in equity in earnings of unconsolidated affiliates, net.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
Total revenue	$444,762	$84,007	$4,184	$532,953
Capital expenditures	$110,550	$29	$56,576	$167,155
EBITDA	$164,135	$72,156	$(16,111)	$220,180

For the three months ended September 30, 2017
Total revenue	$380,061	$97,093	$4,079	$481,233
Capital expenditures	$108,428	$8,203	$75,500	$192,131
EBITDA	$131,817	$78,345	$9,699	$219,861

Hughes Segment

	For the three months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$444,762	$380,061	$64,701	17.0
Capital expenditures	$110,550	$108,428	$2,122	2.0
EBITDA	$164,135	$131,817	$32,318	24.5

Total revenue for the three months ended September 30, 2018 increased by $64.7 million, or 17.0%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $70.6 million and $3.2 million, respectively, and an increase in hardware sales of $11.4 million to our international enterprise customers. The increase was partially offset by a decrease in sales of broadband equipment of $11.6 million to our domestic consumer and enterprise customers and $3.1 million to mobile satellite systems customers and a decrease of $8.1 million in residential wholesale broadband services.

Capital expenditures for the three months ended September 30, 2018 increased by $2.1 million, or 2.0%, compared to the same period in 2017, primarily due to an increase in capital expenditures relating to our EchoStar XXIV and Telesat T19V satellites of $7.4 million. The increase was partially offset by decreases in capital expenditures relating to our EchoStar XXI satellite of $2.7 million and our consumer business of $2.5 million.

EBITDA for the three months ended September 30, 2018 was $164.1 million, an increase of $32.3 million, or 24.5%, compared to the same period in 2017.  The increase was primarily due to an increase of $51.8 million in gross margin. The increase was partially offset by (i) an increase of $16.1 million in selling, general and administrative expenses due to bad debt expense and the amortization of contract acquisition and fulfillment costs and (ii) an unfavorable foreign exchange impact of $5.4 million in the third quarter of 2018 compared to the same period in 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

ESS Segment

	For the three months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$84,007	$97,093	$(13,086)	(13.5)
Capital expenditures	$29	$8,203	$(8,174)	(99.6)
EBITDA	$72,156	$78,345	$(6,189)	(7.9)

Total revenue for the three months ended September 30, 2018 decreased by $13.1 million, or 13.5%, compared to the same period in 2017. The decrease was due to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $2.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $1.2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite and (iv) $1.1 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Capital expenditures for the three months ended September 30, 2018 decreased by $8.2 million, or 99.6% compared to the same period in 2017, primarily due to decreased satellite expenditures as a result of the EchoStar 105/SES-11 satellite having been placed into service in the fourth quarter of 2017.

EBITDA for the three months ended September 30, 2018 was $72.2 million, a decrease of $6.2 million, or 7.9%, compared to the same period in 2017.  The decrease was primarily due to the decrease in ESS segment total revenue of $13.1 million in the third quarter of 2018 compared to the same period in 2017, partially offset by a decrease in satellite services costs of $4.9 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Corporate and Other

	For the three months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$4,184	$4,079	$105	2.6
Capital expenditures	$56,576	$75,500	$(18,924)	(25.1)
EBITDA	$(16,111)	$9,699	$(25,810)	*
*    Percentage is not meaningful.

Capital expenditures for the three months ended September 30, 2018 decreased by $18.9 million or 25.1% compared to the same period in 2017, primarily related to decreases of $16.8 million in satellite expenditures on the EchoStar XXI and EchoStar XXIV satellites.  The EchoStar XXI satellite was placed into service in 2017. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, South and Central American countries.

EBITDA for the three months ended September 30, 2018 was $16.1 million in losses compared to a $9.7 million in earnings for three months ended September 30, 2017. The change of $25.8 million was largely attributable to (i) a $15.4 million unfavorable change in Gains and losses on investments, net, as discussed above, (ii) a decrease of $4.0 million in Equity in earnings (losses) of unconsolidated affiliates, net, (iii) a net loss of $1.8 million from the call options of certain marketable equity securities in the third quarter of 2018, (iv) a decrease of $1.3 million in dividends

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

received from certain marketable equity securities in the third quarter of 2018 and (v) an unfavorable foreign exchange impact of $1.2 million in the third quarter of 2018 compared to the same period in 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$291,835	$339,824	$(47,989)	(14.1)
Services and other revenue - other	1,118,733	865,817	252,916	29.2
Equipment revenue	150,134	173,819	(23,685)	(13.6)
Total revenue	1,560,702	1,379,460	181,242	13.1
Costs and expenses:
Cost of sales - services and other	451,913	416,463	35,450	8.5
% of total services and other revenue	32.0%	34.5%
Cost of sales - equipment	127,254	141,839	(14,585)	(10.3)
% of total equipment revenue	84.8%	81.6%
Selling, general and administrative expenses	313,839	263,820	50,019	19.0
% of total revenue	20.1%	19.1%
Research and development expenses	20,328	23,444	(3,116)	(13.3)
% of total revenue	1.3%	1.7%
Depreciation and amortization	444,558	379,939	64,619	17.0
Total costs and expenses	1,357,892	1,225,505	132,387	10.8
Operating income	202,810	153,955	48,855	31.7

Other income (expense):
Interest income	56,237	30,342	25,895	85.3
Interest expense, net of amounts capitalized	(186,371)	(156,498)	29,873	19.1
Gains and losses on investments, net	33,426	30,664	2,762	9.0
Equity in earnings (losses) of unconsolidated affiliates, net	(2,651)	15,620	(18,271)	*
Other, net	(5,201)	8,211	(13,412)	*
Total other expense, net	(104,560)	(71,661)	(32,899)	45.9
Income from continuing operations before income taxes	98,250	82,294	15,956	19.4
Income tax provision, net	(25,235)	(9,073)	16,162	*
Net income from continuing operations	73,015	73,221	(206)	(0.3)
Net income (loss) from discontinued operations	—	6,454	(6,454)	(100.0)
Net income	73,015	79,675	(6,660)	(8.4)
Less: Net income attributable to noncontrolling interests	1,292	351	941	*
Net income attributable to EchoStar Corporation common stock	$71,723	$79,324	$(7,601)	(9.6)

Other data:
EBITDA (2)	$671,650	$588,038	$83,612	14.2
Subscribers, end of period	1,332,000	1,140,000	192,000	16.8
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 72 and 73 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements, is included on page 65. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 73.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $291.8 million for the nine months ended September 30, 2018, a decrease of $48.0 million or 14.1%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2018 decreased by $26.1 million, or 39.9%, to $39.3 million compared to the same period in 2017.  The decrease was primarily attributable to a continued decrease in residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2018 decreased by $22.3 million, or 8.6%, to $238.2 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $7.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $3.5 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iv) $2.0 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $1.12 billion for the nine months ended September 30, 2018, an increase of $252.9 million or 29.2%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2018 increased by $249.4 million, or 29.9%, to $1.08 billion compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $217.6 million and $26.8 million, respectively.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2018 increased by $2.7 million, or 7.8%, to $38.0 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $150.1 million for the nine months ended September 30, 2018, a decrease of $23.7 million or 13.6%, compared to the same period in 2017.  The decrease was mainly due to a decrease in hardware sales in our Hughes segment of $14.2 million to our domestic enterprise customers, $7.8 million to our mobile satellite systems customers and $4.9 million to our consumer customers. The decrease was partially offset by an increase in hardware sales in our Hughes segment of $2.5 million to our international enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $451.9 million for the nine months ended September 30, 2018, an increase of $35.5 million or 8.5%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the nine months ended September 30, 2018 increased by $49.6 million, or 13.6%, to $414.5 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the nine months ended September 30, 2018 decreased by $15.9 million, or 32.5%, to $33.0 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Cost of sales - equipment.  Cost of sales - equipment totaled $127.3 million for the nine months ended September 30, 2018, a decrease of $14.6 million or 10.3%, compared to the same period in 2017. The decrease was primarily

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

attributable to a decrease in hardware sales in our Hughes segment provided to our consumer customers, domestic enterprise customers and mobile satellite systems customers, partially offset by an increase in hardware sales in our Hughes segment to our international enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $313.8 million for the nine months ended September 30, 2018, an increase of $50.0 million or 19.0%, compared to the same period in 2017.  Selling expenses increased $35.0 million primarily attributable to the amortization of contract acquisition and fulfillment costs from our Hughes segment and an increase in advertising and mailers expenses from our Hughes segment mainly associated with our consumer business. General and administration expenses increased $15.0 million primarily attributable to bad debt expense from our Hughes segment

Depreciation and amortization.  Depreciation and amortization expenses totaled $444.6 million for the nine months ended September 30, 2018, an increase of $64.6 million or 17.0%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of (i) $34.3 million relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI, EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively and the Telesat T19V satellite that was placed into service in the fourth quarter of 2018, (ii) $26.1 million relating to our customer rental equipment, (iii) $6.1 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iv) $7.8 million relating to machinery and equipment. The increase in depreciation expense was partially offset by a decrease of $7.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  Interest income totaled $56.2 million for the nine months ended September 30, 2018, an increase of $25.9 million or 85.3%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $186.4 million for the nine months ended September 30, 2018, an increase of $29.9 million or 19.1%, compared to the same period in 2017.  The increase was primarily due to a decrease of $41.2 million in capitalized interest relating to the EchoStar XIX, EchoStar XXIII, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first, second and fourth quarters of 2017, respectively. The increase was partially offset by an increase of $7.7 million in capitalized interest relating to the construction of the EchoStar XXIV satellite and a decrease of $2.6 million in interest expense relating to the accounting impact of two of our satellites that are treated as capital leases.

Gains and losses on investments, net.  Gains and losses on investments, net totaled $33.4 million in gains for the nine months ended September 30, 2018, an increase of $2.8 million or 9.0% compared to the same period in 2017. The net gain was primarily attributable to unrealized gains on certain marketable equity securities and on certain debt securities that we account for using the fair value option. For the nine months ended September 30, 2017, the net gain included (i) gains of $21.5 million attributable to unrealized gains on certain marketable equity securities, (ii) gains of $8.9 million from the sale of our investment in Invidi Technologies Corporation (“Invidi”) to an entity owned in part by DISH Network, (iii) gains of $2.8 million from the sales of certain available-for-sale securities and (iv) an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings of unconsolidated affiliates, net totaled $2.7 million in losses for the nine months ended September 30, 2018 compared to $15.6 million in earnings for the same period in 2017. The decrease was primarily related to a decrease in earnings from our investments in our unconsolidated affiliates.

Other, net.  Other, net totaled $5.2 million in losses for the nine months ended September 30, 2018 compared to $8.2 million in income for nine months ended September 30, 2017. The decrease of $13.4 million was primarily related to an unfavorable foreign exchange impact of $18.8 million in 2018 compared to the same period in 2017, a decrease of $2.9 million in dividends received from certain marketable equity securities in 2018 compared to the same period in 2017 and a net loss of $1.8 million from the call options of certain marketable equity securities in the third quarter of 2018. The decreases were partially offset by a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income tax provision, net.  Income tax provision was $25.2 million for the nine months ended September 30, 2018, an increase of $16.2 million, compared to the same period in 2017. Our effective income tax rate was 25.7% and 11.0% for the nine months ended September 30, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to the change in net unrealized gains that are capital in nature and research and experimentation credits, partially offset by the impact of state and local taxes and the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange, the increase in our valuation allowance associated with unrealized gains that are capital in nature, and change in the amount of unrecognized tax benefit from uncertain tax positions. The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain state and foreign losses.

Net income attributable to EchoStar Corporation.  Net income attributable to EchoStar Corporation totaled $71.7 million in income for the nine months ended September 30, 2018, a decrease of $7.6 million or 9.6%, compared to the same period in 2017 as set forth in the following table:

Amounts
(In thousands)
Net income attributable to EchoStar Corporation for the nine months ended September 30, 2017	$79,324
Increase in interest expense, net of amounts capitalized	(29,873)
Decrease in equity in earnings of unconsolidated affiliates, net	(18,271)
Increase in income tax provision, net	(16,162)
Decrease in other income	(13,412)
Decrease in net income from discontinued operations	(6,454)
Increase in net income attributable to noncontrolling interests	(941)
Increase in operating income, including depreciation and amortization	48,855
Increase in interest income	25,895
Increase in gains on investments, net	2,762
Net income attributable to EchoStar Corporation for the nine months ended September 30, 2018	$71,723

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$73,015	$79,675	$(6,660)	(8.4)

Interest income and expense, net	130,134	126,156	3,978	3.2
Income tax (benefit) provision, net	25,235	9,073	16,162	*
Depreciation and amortization	444,558	379,939	64,619	17.0
Net income from discontinued operations	—	(6,454)	6,454	(100.0)
Net income attributable to noncontrolling interests	(1,292)	(351)	(941)	*
EBITDA	$671,650	$588,038	$83,612	14.2
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA was $671.7 million for the nine months ended September 30, 2018, an increase of $83.6 million or 14.2%, compared to the same period in 2017.  The increase was primarily due to (i) an increase in operating income, excluding depreciation and amortization, of $113.5 million, or 21.3% and (ii) an increase of $2.8 million in gains on investments, net of losses and impairment. The increases were partially offset by (i) a decrease of $18.3 million in equity in earnings of unconsolidated affiliates, net and (ii) a decrease in other income of $13.4 million.

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the nine months ended September 30, 2018
Total revenue	$1,271,886	$276,185	$12,631	$1,560,702
Capital expenditures	$285,352	$(76,653)	$129,030	$337,729
EBITDA	$452,982	$238,789	$(20,121)	$671,650

For the nine months ended September 30, 2017
Total revenue	$1,072,143	$295,785	$11,532	$1,379,460
Capital expenditures	$270,624	$21,351	$118,170	$410,145
EBITDA	$342,693	$241,873	$3,472	$588,038

Capital expenditures in the table above are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $12.5 million for the nine months ended September 30, 2017.

Hughes Segment

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$1,271,886	$1,072,143	$199,743	18.6
Capital expenditures	$285,352	$270,624	$14,728	5.4
EBITDA	$452,982	$342,693	$110,289	32.2

Total revenue for the nine months ended September 30, 2018 increased by $199.7 million, or 18.6%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $217.6 million and $26.8 million, respectively, and an increase in hardware sales of $2.5 million to our international enterprise customers. The increase was partially offset by (i) a decrease of $26.1 million in residential wholesale broadband services and a decrease in hardware sales of (ii) $14.2 million to our domestic enterprise customers, (iii) $7.8 million to our mobile satellite systems customers and (iv) $4.9 million to our consumer customers.

Capital expenditures for the nine months ended September 30, 2018 increased by $14.7 million, or 5.4%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $12.3 million and our EchoStar XXIV and Telesat T19V satellites of $9.4 million. The increases were partially offset by a decrease of $8.7 million in capital expenditures associated with our EUTELSAT 65W, EchoStar XIX and EchoStar XXI satellites and our enterprise business.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

EBITDA for the nine months ended September 30, 2018 was $453.0 million, an increase of $110.3 million, or 32.2%, compared to the same period in 2017.  The increase was primarily due to an increase of $164.8 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by (i) an increase of $45.7 million in selling, general and administrative expenses due to bad debt expense, the amortization of contract acquisition and fulfillment costs and an increase in advertising and mailers expenses mainly associated with our consumer business and (ii) an unfavorable foreign exchange impact of $14.2 million in 2018 compared to the same period in 2017.

ESS Segment

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$276,185	$295,785	$(19,600)	(6.6)
Capital expenditures	$(76,653)	$21,351	$(98,004)	*
EBITDA	$238,789	$241,873	$(3,084)	(1.3)
*    Percentage is not meaningful.

Total revenue for the nine months ended September 30, 2018 decreased by $19.6 million, or 6.6%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $7.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $3.5 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iv) $2.0 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the nine months ended September 30, 2018 decreased by $98.0 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million and a decrease in satellite expenditure as a result of the EchoStar 105/SES-11 satellite that was placed into service in the fourth quarter of 2017.

EBITDA for the nine months ended September 30, 2018 was $238.8 million, a decrease of $3.1 million, or 1.3%, compared to the same period in 2017.  The decrease was primarily due to the decrease in ESS segment total revenue of $19.6 million in 2018 compared to the same period in 2017. The decrease in EBITDA was partially offset by a decrease in satellite services costs of $14.6 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Corporate and Other

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$12,631	$11,532	$1,099	9.5
Capital expenditures	$129,030	$118,170	$10,860	9.2
EBITDA	$(20,121)	$3,472	$(23,593)	*

Total revenue for the nine months ended September 30, 2018 increased by $1.1 million, or 9.5%, compared to the same period in 2017. The increase was attributable to an increase in rental income resulting from the lease of certain real estate from us to DISH Network.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Capital expenditures for the nine months ended September 30, 2018 increased by $10.9 million, or 9.2%, compared to the same period in 2017, primarily related to increases of $59.2 million in satellite expenditures on the EchoStar XXIV satellite, partially offset by decreases of $44.3 million in satellite expenditures on the EchoStar XIX, EchoStar XXIII and EchoStar XXI satellites.  The EchoStar XIX, EchoStar XXIII and EchoStar XXI satellites were placed into service in 2017 and the EchoStar XIX was contributed to the Hughes segment in the first quarter of 2017. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, South and Central American countries.

EBITDA for the nine months ended September 30, 2018 was a loss of $20.1 million, a decrease of $23.6 million compared to the same period in 2017. The decrease is largely attributable to (i) a decrease of $18.3 million in Equity in earnings (losses) of unconsolidated affiliates, net, in 2018 compared to the same period in 2017, (ii) an increase of $5.0 million in general and administrative expenses, (iii) an unfavorable foreign exchange impact of $4.7 million in 2018 compared to the same period in 2017, (iv) a decrease of $2.9 million in dividends received from certain marketable equity securities in 2018 compared to the same period in 2017 in the same period in 2017 and (v) a net loss of $1.8 million from the call options of certain marketable equity securities in the third quarter of 2018. The decrease in EBITDA was partially offset by a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Current Marketable Investment Securities

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. See Quantitative and Qualitative Disclosures about Market Risk for further discussion regarding our marketable investment securities.

As of September 30, 2018, our cash, cash equivalents, including restricted cash, and current marketable investment securities, totaled $3.44 billion compared to $3.25 billion as of December 31, 2017, an increase of $194.6 million.

As of September 30, 2018 and December 31, 2017, we held $1.84 billion and $814.2 million, respectively, of marketable investment securities, consisting of various debt and equity instruments including corporate bonds, corporate equity securities, government bonds and mutual funds.

The following discussion highlights our cash flow activities for the nine months ended September 30, 2018.

Cash flows from operating activities. We typically reinvest the cash flow from operating activities in our business. For the nine months ended September 30, 2018, we reported net cash inflows from operating activities of $543.9 million, a decrease of $48.0 million, compared to the same period in 2017. The decrease in cash inflows was primarily attributable to a decrease of $117.1 million resulting from changes in operating assets and liabilities related to discontinued operations, partially offset by higher net income of $69.0 million adjusted to exclude: (i) Depreciation and amortization; (ii) Amortization of debt issuance costs, (iii) Equity in (earnings) losses of unconsolidated affiliates, net; (iv) Gains and losses on investments, net; (v) Stock-based compensation; (vi) Deferred tax provision; (vii) Other, net; and (viii) Dividends received from unconsolidated entity.

Cash flows from investing activities. Our investing activities generally include purchases and sales of marketable investment securities, capital expenditures, acquisitions and strategic investments. For the nine months ended September 30, 2018, we reported net cash outflows from investing activities of $1.35 billion, an increase of $979.2 million, compared to the same period in 2017. The increase of net cash outflows was primarily related to an increase of $1.05 billion in purchases of marketable investment securities, net of sales and maturities, an increase of $68.6 million in satellite expenditures associated with the EchoStar XXIV and Telesat T19V satellites, an increase of $12.3 million in capital expenditure relating to our consumer business in the Hughes segment in 2018 and cash proceeds of $17.8 million from the sale of our investment in Invidi to an entity owned in part by DISH Network in the first quarter of 2017. The decrease was partially offset by a reimbursement of $77.5 million related to the EchoStar 105/SES-11

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

satellite in the first quarter of 2018, a decrease of $73.5 million in satellite expenditures associated with the EUTELSAT 65W, EchoStar XIX, EchoStar XXI, EchoStar 105/SES-11 and EchoStar XXIII satellites and enterprise business, a $12.5 million in expenditures for property and equipment of our discontinued operations in 2017 and a decrease of $0.9 million in expenditures for externally marketed software.

Cash flows from financing activities. Our financing activities generally include proceeds related to the issuance of debt and cash used for the repurchase, redemption or payment of debt and capital lease obligations and the proceeds from Class A common stock options exercised and stock issued under our stock incentive plans and employee stock purchase plan. For the nine months ended September 30, 2018, we reported net cash outflows from financing activities of $21.0 million compared to a net cash inflows of $8.7 million for the nine months ended September 30, 2017. The decrease in cash inflows of $29.7 million was primarily due to an increase of $28.7 million in net proceeds from Class A common stock options exercised issued under our stock incentive plans in 2017.

Obligations and Future Capital Requirements

Contractual Obligations

As of September 30, 2018, our satellite-related obligations were approximately $836.6 million. Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XXIV satellite; payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

Off-Balance Sheet Arrangements

We generally do not engage in off-balance sheet financing activities or use derivative financial instruments for hedge accounting or speculative purposes.

Letters of Credit

As of September 30, 2018, we had $35.9 million of letters of credit and insurance bonds. Of this amount, $9.8 million was secured by restricted cash, $6.2 million was related to insurance bonds and $19.9 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit are secured by assets of our foreign subsidiaries.

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

We have a significant amount of outstanding indebtedness. As of September 30, 2018, our total indebtedness was $3.61 billion, of which $241.9 million related to capital lease obligations. See our most recent Annual Report on Form 10-K for a discussion of the terms of our indebtedness. Our liquidity requirements will be significant, primarily due to our debt service requirements and the design and construction of our new EchoStar XXIV satellite. HSS’s 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) with an outstanding principal balance of $990 million mature and are due and payable in June 2019. We may from time to time seek to purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise, depending on market conditions, our liquidity needs and other factors. In addition, our future capital expenditures are likely to increase if we make acquisitions or additional investments in infrastructure or joint ventures to support and expand our business, or if we decide to purchase or build one or more additional satellites. Other aspects of our business operations may also require additional capital. We periodically evaluate various strategic initiatives, the pursuit of which could also require us to invest or raise significant additional capital, which may not be available on acceptable terms or at all. The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs.

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

Stock Repurchases

Pursuant to a stock repurchase program approved by our board of directors, we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2019. During the nine months ended September 30, 2018 and 2017, we did not repurchase any common stock under this program.

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

Gains and losses on investments, net. Gains and losses on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of September 30, 2018, our cash, cash equivalents and current marketable investment securities had a fair value of $3.44 billion. Of this amount, a total of $3.30 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the United States (“U.S.”) government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $3.30 billion as of September 30, 2018, a hypothetical 10% change in average interest rates during 2018 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the nine months ended September 30, 2018 of 2.3%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2018 would have resulted in a decrease of approximately $7.1 million in annual interest income.

Strategic Marketable Investment Securities

As of September 30, 2018, we held current strategic investments in the publicly traded securities of several companies with a fair value of $172.7 million. These investments, which are held for strategic and financial purposes, are concentrated in a small number of companies, are highly speculative and have experienced and continue to experience volatility. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. In general, our strategic marketable investment securities portfolio is not significantly impacted by interest rate fluctuations as it currently consists primarily of equity securities, the value of which is more closely related to factors specific to the underlying business. A hypothetical 10% adverse change in the market price of our public strategic equity investments would have resulted in a decrease of approximately $17.3 million in the fair value of these investments.

Investments in Unconsolidated Entities

As of September 30, 2018, we had investments with an aggregate carrying amount of $160.7 million in securities of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and we may estimate fair value and adjust the carrying amount when there are indications of impairment or observable prices changes for the investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would have resulted in a decrease of approximately $16.1 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2018, we had $8.9 million of net foreign currency denominated receivables and payables outstanding and foreign currency forward contracts with a notional value of $5.6 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of September 30, 2018. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would have been an estimated loss to the cumulative translation adjustment of $21.7 million as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 15 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors. Except as provided below, for the nine months ended September 30, 2018, there were no material changes in our risk factors as previously disclosure.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems/Loral, LLC (“SSL”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services and Space Exploration.  The loss or failure to perform of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  For example, in the second half of 2018, Maxar Technologies Ltd. (“Maxar), the parent company of SSL, the manufacturer of our EchoStar XXIV satellite, announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. SSL has indicated to us that it intends to meet its contractual requirements regarding the manufacture of the EchoStar XXIV satellite. However, if SSL or any successor fails to meet these requirements for any reason, including if Maxar decides to discontinue, wind down or otherwise significantly modify its geostationary communications satellite business, such failure could have a material adverse effect on completing the manufacture of the EchoStar XXIV satellite and, like any other delays in the design, construction or launch of our other satellites, could have a material adverse impact on our business operations, future revenues, financial position and prospects.

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

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent anomalies or outages from occurring and may experience anomalies and outages in the future, whether of the types described above or arising from the failure of other systems or components. The loss or failure to perform of any of our manufacturers which provide in-orbit anomaly support for our satellites could result in our inability to determine, eliminate or manage anomalies for our satellites. Even if alternate in-orbit anomaly support services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers.  Maxar, through its subsidiary SSL, provides in-orbit anomaly support for several of our satellites. In the second half of 2018, Maxar announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. A decision by Maxar to discontinue, wind down or otherwise significantly modify its geostationary communications satellite business could have a material adverse impact on the operation of several of our satellites, including our ability to remedy any anomalies or outages.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases of our Class A common stock for the nine months ended September 30, 2018.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Stock Repurchases

In November 2017, our Board of Directors authorized us to repurchase up to $500.0 million of our Class A common stock through December 31, 2018.  On October 30, 2018, our Board of Directors extended this authorization such that we are currently authorized to repurchase up to $500.0 million of our Class A common stock through and including December 31, 2019. Purchases under our repurchase authorization may be made through privately negotiated transactions, open market repurchases, one or more trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or otherwise, subject to market conditions and other factors. We may elect not to purchase the maximum amount or any of the shares allowable under this program and we may also enter into additional share repurchase programs authorized by our Board of Directors.

Financial Results

On November 8, 2018, we issued a press release (the “Press Release”) announcing our financial results for the three and nine months ended September 30, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1(H)
Letter Agreement between EchoStar Corporation and DISH Network Corporation, dated August 3, 2018, amending that certain Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation.

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 8, 2018 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2018
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECHOSTAR CORPORATION

Date: November 8, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)