Form 10-K/A
period 2018-12-31
EchoStar CORP
filed 2019-02-27
CIK 1415404

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
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Amendment No. 1 to the Annual Report on Form 10-K/A by reference:

Portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

Explanatory Note

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amended 10-K”) is being filed with respect to the Annual Report of EchoStar Corporation (“EchoStar” or the “Company”) on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “10-K”). EchoStar is filing this Amended 10-K to correct various formatting errors in the 10-K that occurred due to a file corruption discovered after filing the 10-K.  Other than such corrections, there are no other changes, amendments or updates to any other information in the 10‑K, but this Amended 10-K is being filed in its entirety for ease of review.

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

OUR SATELLITE FLEET

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2018.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life In Years
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
EchoStar VII (2)(3)(4)	ESS	February 2002	119 W	3
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	86.4 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5 W	15
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15
EchoStar XXIII	Corporate and Other	March 2017	45 W	15
EUTELSAT 10A (“W2A”) (6)	Corporate and Other	April 2009	10 E	—

Capital Leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10
EchoStar 105/SES-11	ESS	October 2017	105 W	15

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries.

(2)	See Note 20 in the notes to consolidated financial statements in Item 15 of this Form 10-K for discussion of related party transactions with DISH Network.

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

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77 million receivable from SES in Other current assets in the Consolidated Balance Sheets,representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

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

The terms of certain of these agreements were established while we were a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and us under the separation and ancillary agreements we entered into with DISH Network in connection with the Spin-Off and the Share Exchange did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, DISH Network or its affiliates will likely continue to enter into transactions, including joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to approval by a committee of non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

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
* Percentage is not meaningful

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
* Percentage is not meaningful

EBITDA was $757 million for the year ended December 31, 2018, a decrease of $38 million or 4.8%, compared to the same period in 2017.  The decrease was primarily due to (i) a decrease of $66 million in gains (losses) on investments, net, (ii) an increase of $55 million in impairment of long lived assets, (iii) a decrease of $23 million in equity in earnings of unconsolidated affiliates, net, and (iv) a decrease of $11 million of other income (expense). The decrease was partially offset by an increase of $117 million in operating income, excluding depreciation and amortization and impairment of long lived assets.

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
* Percentage is not meaningful

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
* Percentage is not meaningful

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
* Percentage is not meaningful

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

(1)	An explanation of our key metrics is included on pages 63 and 64 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements, is included on page 55 For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 64.

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
* Percentage is not meaningful

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
* Percentage is not meaningful

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

Net cash inflows from financing activities decreased by $1.5 billion for the year ended December 31, 2017 compared to the same period in 2016.  The decrease in cash inflows was primarily due to proceeds of $1.5 billion from the issuance of the 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 in the third quarter of 2016.

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
10.27*
EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.28*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.29*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.30*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.31*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.32*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.33*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.34*
Letter Agreement between EchoStar Corporation and DISH Network Corporation, dated August 3, 2018, amending that certain Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 2018, filed November 8, 2018, Commission File No. 001-33807).

10.35(J)	Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated November 1, 2018.**
21(J)	Subsidiaries of EchoStar Corporation.
23(H)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24(H)	Powers of Attorney of Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, Tom A. Ortolf, C. Michael Schroeder and William David Wade.
99.1(J)	Press release dated February 21, 2019 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2018.
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

(J)	Included as an exhibit to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 21, 2019, Commission File No. 001-33807.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date:  February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 27, 2019
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,
David J. Rayner	Chief Operating Officer and Treasurer	February 27, 2019
(Principal Financial and Accounting Officer)

*	Chairman	February 27, 2019
Charles W. Ergen

*	Director	February 27, 2019
R. Stanton Dodge

*	Director	February 27, 2019
Anthony M. Federico

*	Director	February 27, 2019
Pradman P. Kaul

*	Director	February 27, 2019
Tom A. Ortolf

*	Director	February 27, 2019
C. Michael Schroeder

*	Director	February 27, 2019
William David Wade

* By:	/s/ Dean A. Manson
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

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectability of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make the required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful. Bad debt expense related to our trade accounts receivable and other contract assets is included in Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2016	$(135,434)	$10,646	$(15)	$(124,803)
Other comprehensive income before reclassifications	16,004	(21,987)	92	(5,891)
Amounts reclassified to net income	—	540	—	540
Other comprehensive income (loss)	16,004	(21,447)	92	(5,351)
Balance, December 31, 2017	(119,430)	(10,801)	77	(130,154)
Cumulative effect of adoption of the New Investment Standard	—	10,467	—	10,467
Balance, January 1, 2018	(119,430)	(334)	77	(119,687)
Other comprehensive loss before reclassifications	(34,399)	(962)	(1,910)	(37,271)
Amounts reclassified to net income	32,136	(278)	—	31,858
Other comprehensive loss	(2,263)	(1,240)	(1,910)	(5,413)
Balance, December 31, 2018	$(121,693)	$(1,574)	$(1,833)	$(125,100)

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2018.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life In Years
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
EchoStar VII (2)(3)(4)	ESS	February 2002	119 W	3
EchoStar IX (2)(4)	ESS	August 2003	121 W	12
EchoStar X (2)(3)	ESS	February 2006	110 W	7
EchoStar XI (2)(3)	ESS	July 2008	110 W	9
EchoStar XII (2)(4)(5)	ESS	July 2003	86.4 W	2
EchoStar XIV (2)(3)	ESS	March 2010	119 W	11
EchoStar XVI (2)	ESS	November 2012	61.5 W	15
EchoStar XXI	Corporate and Other	June 2017	10.25 E	15
EchoStar XXIII	Corporate and Other	March 2017	45 W	15
EUTELSAT 10A (“W2A”) (6)	Corporate and Other	April 2009	10 E	—

Capital Leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
Nimiq 5 (2)	ESS	September 2009	72.7 W	15
QuetzSat-1 (2)	ESS	September 2011	77 W	10
EchoStar 105/SES-11	ESS	October 2017	105 W	15

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).

(2)	See Note 20 for discussion of related party transactions with DISH Network.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of financial information for Dish Mexico and our equity method investees in the aggregate is as follows:

	As of December 31,
	2018		2017
	Dish Mexico	Aggregate	Dish Mexico	Aggregate
	(In thousands)
Balance sheet data:
Current assets	$147,140	$162,593	$146,851	$172,234
Noncurrent assets	187,130	188,077	185,345	187,067
Total assets	$334,270	$350,670	$332,196	$359,301

Current liabilities	$128,708	$129,837	$129,087	$130,443
Noncurrent liabilities	109,643	110,460	109,428	110,472
Total liabilities	$238,351	$240,297	$238,515	$240,915

	As of December 31,
	2018		2017		2016
	Dish Mexico	Aggregate	Dish Mexico	Aggregate	Dish Mexico	Aggregate
	(In thousands)
Income statement data:
Revenue	$444,264	$475,559	$497,096	$535,153	$498,069	$541,066
Operating income (loss)	$(55,062)	$(43,553)	$15,094	$31,919	$32,280	$52,656
Income (loss) before income taxes	$(33,449)	$(23,701)	$18,267	$32,739	$10,195	$29,083
Net income (loss)	$(20,126)	$(10,378)	$15,658	$30,130	$6,374	$25,262
Net income (loss) attributable to EchoStar	$(10,828)	$(5,954)	$9,946	$16,973	$1,358	$10,802

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

In connection with the Share Exchange (see Notes 4 and 20) our equity interests in NagraStar L.L.C. (“NagraStar”) and SmarDTV SA (“SmarDTV”), which we accounted for using the equity method, and our equity interest in Sling TV Holding L.L.C. (“Sling TV Holding”), which we accounted for using the cost method, were transferred to DISH Network as of February 28, 2017.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31 (2)
	(In thousands, except per share amounts)
Year Ended December 31, 2018
Total revenue	$501,792	$525,957	$532,953	$530,661
Operating income	$58,010	$74,765	$70,035	$(19,567)
Net income (loss)	$(21,171)	$77,684	$16,502	$(111,648)
Net income (loss) attributable to EchoStar common stock	$(21,551)	$77,222	$16,052	$(112,198)
Basic earnings (loss) per share	$(0.22)	$0.80	$0.17	$(1.17)
Diluted earnings (loss) per share	$(0.22)	$0.80	$0.17	$(1.17)

Year Ended December 31, 2017
Total revenue (1)	$433,151	$465,076	$481,233	$506,048
Operating income (1)	$51,651	$45,890	$56,414	$42,352
Net income	$37,352	$7,122	$35,201	$313,814
Net income attributable to EchoStar common stock	$38,924	$6,940	$34,669	$313,237
Basic earnings per share	$0.41	$0.07	$0.36	$3.29
Diluted earnings per share	$0.41	$0.07	$0.36	$3.23

(1)
As a result of the Share Exchange, the consolidated financial statements of the EchoStar Technologies businesses have been presented as discontinued operations and, as such, have been excluded from the quarterly financial data presented above for all periods presented. See Note 4 in the notes to our accompanying Consolidated Financial Statements for further discussion of our discontinued operations.

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ECHOSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 21.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For the years ended December 31,
	2018	2017	2016
	(In thousands)
Employee benefits paid in Class A common stock	$7,605	$11,200	$11,126
Property and equipment financed under capital lease obligations	$364	$8,484	$7,652
Increase (decrease) in capital expenditures included in accounts payable, net	$7,318	$(3,831)	$3,054
Capitalized in-orbit incentive obligations	$—	$43,890	$—
Noncash net assets exchanged for Tracking Stock (Note 1)	$—	$299,888	$—

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